Form 10-Q
period 2016-06-30
Rich Uncles NNN REIT, Inc.
filed 2016-08-15
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to__________

Commission file number: 333-205684

RICH UNCLES NNN REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-4156046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3080 Bristol Street, Suite 550, Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

(855) 742-4862

(Registrant’s telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 10, 2016 there were 121,126 shares of Common Stock outstanding.

RICH UNCLES NNN REIT, INC.

FORM 10-Q

JUNE 30, 2016

INDEX

PART I -	FINANCIAL INFORMATION		3

	Item 1.	Consolidated Financial Statements	3

		Consolidated Balance Sheets – June 30, 2016 (unaudited) and December 31, 2015	3

		Consolidated Statements of Operations - Three and Six Months Ended June 30, 2016 and the Period May 14, 2015 to June 30, 2015 (unaudited)	4

		Consolidated Statements of Stockholders’ Equity (Deficit) – the Period May 14, 2015 to December 31, 2015 and the Six Months Ended June 30, 2016 (unaudited)	5

		Consolidated Statements of Cash Flows - Six Months Ended June 30, 2016 and the Period May 14, 2015 to June 30, 2015 (unaudited)	6

		Condensed Notes to Consolidated Financial Statements as of June 30, 2016	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	25

PART II -	OTHER INFORMATION		27

	Item 1.	Legal Proceedings	27

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 3.	Defaults upon Senior Securities	27

	Item 4.	Mine Safety Disclosures	27

	Item 5.	Other Information	27

	Item 6.	Exhibits	27

SIGNATURES			27

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Rich Uncles NNN REIT, Inc.

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Real estate investments:
Land	$2,740,244	$-
Building and improvements	11,065,066	-
Tenant origination and absorption costs	1,759,061	-
Total real estate investments, cost	15,564,371	-
Accumulated depreciation and amortization	(33,489)	-
Total real estate investments, net	15,530,882	-
Cash and cash equivalents	139,789	200,815
Restricted cash	535,000	-
Above-market lease, net	165,240	-
Investment in Rich Uncles REIT I	2,000,000	-
Other assets	533,048	-
TOTAL ASSETS	$18,903,959	$200,815

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Unsecured credit facility, net	$10,999,531	$-
Mortgage note payable, net	7,150,189	-
Accounts payable and accrued liabilities	569,775	-
Due to affiliates	584,418	7,000
TOTAL LIABILITIES	19,303,913	7,000

Commitments and contingencies (Note 8)

Redeemable common stock	7,500	-

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	192,480	199,980
Accumulated deficit	(599,954)	(6,185)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(407,454)	193,815
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$18,903,959	$200,815

See accompanying condensed notes to the consolidated financial statements

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months	Six months	For the Period
	ended	ended	May 14, 2015 to
	June 30, 2016	June 30, 2016	June 30, 2015
Revenues
Rental income	$41,466	$41,466	$-
Total revenues	41,466	41,466	-

Expenses
Fees to affiliates	481,688	481,688	-
General and administrative	6,290	6,380	3,000
Acquisition costs	73,028	73,028	-
Depreciation and amortization	33,489	33,489	-
Interest expense	40,650	40,650	-
Total expenses	635,145	635,235	3,000

Net loss	$(593,679)	$(593,769)	$(3,000)

Net loss per share, basic and diluted	$(29.68)	$(29.69)	$(2.40)

Weighted-average number of common shares outstanding, basic and diluted	20,000	20,000	1,250

Dividends declared per common share	$-	$-	$-

See accompanying condensed notes to the consolidated financial statements

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Period May 14, 2015 to December 31, 2015 and the Six Months Ended June 30, 2016 (unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, May 14, 2015 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	20,000	20	199,980	-	200,000
Net loss	-	-	-	-	-	(6,185)	(6,185)
Balance, December 31, 2015	-	-	20,000	20	199,980	(6,185)	193,815
Net loss	-	-	-	-	-	(593,769)	(593,769)
Transfers to redeemable common stock	-	-	-	-	(7,500)	-	(7,500)
Balance, June 30, 2016	-	$-	20,000	$20	$192,480	$(599,954)	$(407,454)

See accompanying condensed notes to the consolidated financial statements

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	For the Period May 14, 2015 to
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(593,769)	$(3,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,489	-
Deferred rents	2,452	-
Amortization of deferred financing costs	1,186	-
Amortization of above-market lease	1,389	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	34,275	-
Due to affiliates	577,418	4,000
Net cash provided by operating activities	56,440	1,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(15,731,000)	-
Investment in Rich Uncles REIT I	(2,000,000)	-
Net cash used in investing activities	(17,731,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from unsecured credit facility	11,000,000	-
Proceeds from mortgage note payable	7,319,700	-
Payments of deferred financing costs	(171,166)	-
Restricted cash for financing activities	(535,000)
Proceeds from issuance of common stock	-	100,000
Net cash provided by financing activities	17,613,534	100,000

Net (decrease) increase in cash and cash equivalents	(61,026)	101,000
Cash and cash equivalents at beginning of period	200,815	-
Cash and cash equivalents at end of period	$139,789	$101,000

Supplemental disclosure of cash flow information:
Interest paid	$10,589	$-

See accompanying condensed notes to the consolidated financial statements

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

Rich Uncles NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation that expects to elect to qualify as a real estate investment trust (“REIT”) for the year ending December 31, 2016. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc. but amended its name on October 19, 2015 to Rich Uncles NNN REIT, Inc. The Company has the authority to issue 250,000,000 shares of stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. The Company sells its shares directly to investors at a purchase price of $10.00 per share. The minimum investment in shares is $500. The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing corporate properties located in the United States, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

The Company will hold its investments through special purpose wholly owned limited liability companies or through Rich Uncles NNN Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owns a 99% partnership interest in the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016, owns the remaining 1% partnership interest in the Operating Partnership and is the sole limited partner. Rich Uncles NNN LP, LLC is wholly owned by the Company.

The Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the “Advisor”), a Delaware limited liability company wholly owned by the Company’s sponsor, Rich Uncles, LLC (the “Sponsor”), a Delaware limited liability company whose members include Harold Hofer, Howard Makler, and Ray Wirta. On June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its common stock to the Sponsor, respectively, at a purchase price of $10.00 per share.

On July 15, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of $100,000,000 of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP Offering” and, together with the Primary Offering, the “Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016. As of June 30, 2016, the Company had not yet offered its shares to the public.

NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

The consolidated financial statements include the accounts of the Company, the Operating Partnership, and directly wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company intends to mitigate this risk by depositing funds with major financial institutions; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Restricted Cash

Restricted cash is comprised of funds which are held in escrow or are otherwise restricted for use as required by certain lenders conjunction with an acquisition or debt financing. As of June 30, 2016, the Company had restricted cash in the amount of $535,000, which is held by a lender and expected to be released in conjunction with scheduled tenant improvements.

Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate with one or more leases in place at time of acquisition or which otherwise meets the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition-date fair values. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.

The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining noncancelable terms of the respective lease, including any below-market renewal periods.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.

The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining noncancelable term of the respective lease.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income (loss).

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

•	Buildings	35-40 years
•	Site improvements	Shorter of 15 years or remaining contractual lease term
•	Tenant improvements	Shorter of 15 years or remaining contractual lease term
•	Tenant origination and absorption costs	Remaining contractual lease term with consideration as to below-market extension options for below-market leases

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Impairment of Real Estate and Related Intangible Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As of June 30, 2016, the Company did not record any impairment charges related to its real estate assets or intangible assets.

Revenue Recognition

The Company recognizes rental income from tenants under operating leases on a straight-line basis over the noncancelable term of the lease when collectibility of such amounts is reasonable assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;
•	whether the amount of a tenant improvement allowance is in excess of market rates;
•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•	whether the tenant improvements are expected to have any residual value at the end of the lease.

The Company evaluates the collectibility of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized to interest expense over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to revolving credit facilities are reclassified to presentation as an asset in periods where there are no outstanding borrowings under the facility.

Unconsolidated Investments

The Company accounts for investments that do not have a readily determinable fair value and over which the Company does not have the ability to exercise significant influence and has virtually no influence over operating and financial policies using the cost method of accounting.  Under the cost method of accounting, dividends from the investments are recognized as dividend income when received to the extent they represent net accumulated earnings of the investee since the initial recognition of the investment. Dividends received in excess of net accumulated earnings are recognized as a reduction in the carrying amount of the investment as such dividends represent a return of investment. Cost method investments are evaluated on a quarterly basis to determine whether there are declines in fair value of the cost method investment which are determined to be other-than-temporary. Other-than-temporary declines in fair value are recognized as impairment charges through earnings.

The Company accounts for investments in entities over which it has the ability to exercise significant influence under the equity method of accounting. Under the equity method of accounting, an investment is initially recognized at cost and is subsequently adjusted to reflect the Company’s share of earnings or losses of the investee. The investment is also increased for additional amounts invested and decreased for any distributions received from the investee. Equity method investments are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the investment might not be recoverable. If an equity method investment is determined to be other-than-temporarily impaired, the investment is reduced to fair value and an impairment charge is recorded through earnings.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Fair Value of Financial Instruments

Under GAAP, the Company is required to measure certain financial statements at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal or external valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Distributions

The Company intends to elect to be treated as a REIT beginning with the taxable year ending December 31, 2016. In order to qualify as a REIT for federal income tax purposes, the Company must distribute at least 90% of its taxable income (excluding capital gains) to its shareholders and meet certain other requirements. The Company intends, although is not legally obligated, to continue to make regular quarterly distributions to holders of its shares at least at the level required to maintain REIT status unless the results of operations, general financial condition, general economic conditions or other factors inhibits the Company from doing so. Distributions are authorized at the discretion of the Company’s board of directors, which is directed, in substantial part, by its obligation to cause the Company to comply with the REIT requirements of the Internal Revenue Code.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Declaration of Distributions

The Company intends to make monthly distributions payable on the 10th day of the following month. Should the 10th day fall on a weekend, dividends will be paid on the first business day thereafter.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (“DRP”) through which common stockholders may elect to reinvest any amount up to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the dividend reinvestment plan will acquire common stock at a price per share equal to the price to acquire a share of common stock in the Primary Offering. The initial price per share in the Offering, and as of the date of these financial statements, is $10.00 per share. The price may be adjusted during the course of the Offering on an annual basis to equal the estimated Net Asset Value (“NAV”) per share commencing January 1, 2017.

Redeemable Common Stock

The Company has adopted a share repurchase program (“SRP”) that enables stockholders to sell their stock to the Company in limited circumstances. The share repurchase price at any given time will equal the most recently published NAV (and if none, then $10.00 per share) less an administrative charge of 3% of the share repurchase price proceeds if the shares are owned for less than one year, 2% if the shares are owned less than two years but greater than one year, and 1% if the shares are owned for less than three years but greater than two years. There is no administrative charge for shares held at least three years.

Stockholders who wish to avail themselves of the SRP must notify the Company by three business days before the end of the month for their shares to be repurchased by the third business day of the following month. The share repurchase program provides that share repurchases may be funded by (a) distribution reinvestment proceeds, (b) the prior or future sale of shares, (c) indebtedness, including a line of credit and traditional mortgage financing, and (d) asset sales.

Shares will be repurchased if, in the opinion of the Advisor, there are sufficient reserves with which to repurchase shares and at the same time maintain the then-current plan of operation. The board may amend, suspend or terminate the share repurchase program upon 30 days’ notice to stockholders, provided that the Company may increase the funding available for the repurchase of shares pursuant to the share repurchase program upon ten business days’ notice to the stockholders.

To the extent the board of directors determines that there is sufficient available cash for redemption, the shares will be repurchased subject to the limit that, during any 12-month period, redemptions will not exceed 5% of the weighted-average number of shares outstanding during the prior 12 months.

As of June 30, 2016, no stockholder had requested that any shares be repurchased.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ended December 31, 2016. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Segment Disclosures

The Company has invested in single-tenant income-producing corporate properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of June 30, 2016, the Company aggregated its investments in real estate into one reportable segment.

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2016 and 2015.

Unaudited Data

Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are presented on an unaudited basis.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The amendments in ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which clarifies ASU 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. On January 1, 2016, the Company adopted ASU 2015-03 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. On January 1, 2016, the Company adopted ASU 2015-02 and it did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its financial statements.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

NOTE 3. REAL ESTATE

As of June 30, 2016, the Company’s real estate portfolio consisted of two properties in two states consisting of retail and office properties. The following table provides summary information regarding the Company’s real estate as of June 30, 2016:

Property	Location	Acquisition Date	Property type	Land, building and improvements	Tenant origination and absorption costs	Accumulated depreciation and amortization	Total real estate investments, net
Accredo	Orlando, FL	6/15/2016	Office	$9,657,362	$1,053,638	$(19,824)	$10,691,176
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(13,665)	4,839,706
				$13,805,310	$1,759,061	$(33,489)	$15,530,882

Current Period Acquisitions

During the six months ended June 30, 2016, the Company acquired the following properties:

Property	Location	Acquisition Date	Land	Buildings and Improvements	Above/ below market lease	Tenant origination and absorption costs	Total
Accredo	Orlando, FL	6/15/2016	$1,707,140	$7,950,222	$-	$1,053,638	$10,711,000
Walgreens	Stockbridge, GA	6/21/2016	1,033,104	3,114,844	166,629	705,423	5,020,000
			$2,740,244	$11,065,066	$166,629	$1,759,061	$15,731,000

The intangible assets acquired in connection with these acquisitions have a weighted average amortization period as of the date of the acquisition of approximately five years. The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805) that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities).

The Company recorded both acquisitions as business combinations and expensed $73,028 of acquisitions costs related to the acquisition of these properties for the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2016, the Company recognized $41,466 of total revenues.

Operating Leases

The Company’s real estate properties are leased to tenants under triple-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring new reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

As of June 30, 2016, each of the Company’s tenants is considered to be a major tenant concentration. The Company’s real estate properties are leased to Accredo Health Group, Inc. (“Accredo”) and Walgreen Company (“Walgreens”). The obligations under these two leases are guaranteed by Express Scripts Holding Company for Accredo and Walgreens Boots Alliance for Walgreens. Accredo and Walgreens each lease one of the Company’s real estate properties, which are located in Florida and Georgia, respectively.

Express Scripts Holding Company’s financial statements can be found at http://www.express-scripts.com. (NASDAQ: ESRX)

Walgreens Boots Alliance’s financial statements can be found at http://www.walgreensbootsalliance.com. (NASDAQ: WBA)

The future minimum contractual rent payments are shown in the table below. Both leases on the two properties owned by the Company expire in 2021.

Total
July 1, 2016 through December 31, 2016	$616,275
2017	1,246,883
2018	1,273,684
2019	1,301,115
2020	1,329,176
2021	892,009
$6,659,142

Intangibles

As of June 30, 2016, the Company’s intangibles were as follows:

Above-market lease	$166,629
Above-market lease - accumulated amortization	(1,389)
Above-market lease, net	165,240

Tenant origination and absorption costs	1,759,061
Tenant origination and absorption costs - accumulated amortization	(14,659)
Tenant origination and absorption costs, net	1,744,402
Total intangibles	$1,909,642

The intangible assets are amortized over the respective lease terms, which was approximately five years as of June 30, 2016. Amortization of intangible assets over the next five years is expected to be as follows:

	Above-market lease	Tenant origination and absorption costs
Remaining 2016 amortization	$16,663	$175,906
2017 amortization	33,326	351,812
2018 amortization	33,326	351,812
2019 amortization	33,326	351,812
2020 amortization	33,326	351,812
2021 amortization	15,273	161,248
	$165,240	$1,744,402

Decreases in net income (loss) as a result of amortization of the Company’s tenant origination and absorption costs for the three and six months ended June 30, 2016 were $14,659 and $14,659, respectively. Increases in net income (loss) as a result of amortization of the Company’s above-market lease for the three and six months ended June 30, 2016 were $1,389 and $1,389, respectively.

NOTE 4. INVESTMENTS

Investment in Rich Uncles REIT I

On June 28, 2016, the Company invested $2,000,000 for 200,000 shares in Rich Uncles Real Estate Investment Trust I (“Rich Uncles REIT I”), an affiliate of the Sponsor. As of June 30, 2016, the Company’s investment represents approximately 3.0% ownership interest in Rich Uncles REIT I. The Company has the ability to exercise significant influence over the operations, financial policies and decision making of Rich Uncles REIT I, as the Sponsor and the board members are the same for both Rich Uncles REIT I and the Company. In addition, as there is no public market to sell shares for Rich Uncles REIT I, this investment is considered to not have a readily determinable fair value. Accordingly, the Company has accounted for its investment in Rich Uncles REIT I under the equity method of accounting. As of June 30, 2016, the Company did not identify any indicators of impairment related to its investment in Rich Uncles REIT I.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

NOTE 5. DEBT

As of June 30, 2016, the Company’s mortgage notes payable consisted of the following:

	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Loan Maturity
Accredo/Walgreens loan	$7,319,700	$(169,511)	$7,150,189	3.95%	7/1/2021

Unsecured Credit Facility

On June 7, 2016, the Company, through the Operating Partnership, entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank. Pursuant to the Unsecured Credit Agreement, the Company was provided with a $12,000,000 unsecured credit facility with an interest rate equal to 1% over an independent index which is the highest rate on corporate loans, which had posted by at least 75% of the USA’s thirty (30) largest banks known as The Wall Street Journal Prime Rate as published in the Wall Street Journal (the “Index”), which had an initial rate of 4.5%. Payments under the Unsecured Credit facility are interest only and are due on the 15th day of each month. The Unsecured Credit facility matures June 15, 2017. The Company drew $11,000,000 on the Unsecured Facility in June 2016. In connection with the Unsecured Credit Agreement, the Company incurred $500 of deferred financing costs, which are being amortized as a component of interest expense over the term of the agreement. As of June 30, 3016, there was $11,000,000 outstanding under the Unsecured Credit Facility.

Pursuant to the terms of the mortgage note payable and the Unsecured Credit Facility, the Company and/or the Operating Partnership is subject to certain loan covenants. The Company was in compliance with all of its debt covenants as of June 30, 2016.

The following summarizes the future principal repayment of the Company’s mortgage notes payable and Unsecured Credit Facility as of June 30, 2016:

	Mortgage Note Payable	Unsecured Credit Facility	Total
Remaining 2016	$53,555	$-	$53,555
2017	132,180	11,000,000	11,132,180
2018	137,496	-	137,496
2019	143,027	-	143,027
2020	148,780	-	148,780
2021	6,704,662	-	6,704,662
Total principal	7,319,700	11,000,000	18,319,700
Deferred loan costs, net	(169,511)	(469)	(169,980)
Total	$7,150,189	$10,999,531	$18,149,720

During the three and six months ended June 30, 2016, the Company incurred $40,650 of interest expense. As of June 30, 2016, $28,875 of interest expense was payable. Included in interest expense during the three and six months ended June 30, 2016 was $1,186 of amortization of deferred financing costs.

NOTE 6. FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instrument for which it is practicable to estimate the fair value:

Cash and cash equivalents, restricted cash, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Mortgage note payable: The fair value of the Company’s mortgage note payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

Unsecured credit facility: The fair value of the Company’s unsecured credit facility approximates its carrying value as the interest rates are variable and the balances approximate their fair values due to the short maturities of this facility.

The following were the face value, carrying amount and fair value of the Company’s mortgage note payable as of June 30, 2016:

Face value	Carrying value	Fair value
$7,319,700	$7,150,189	$7,319,700

Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offering, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for Rich Uncles REIT I. During the three and six months ended June 30, 2016, no other business transactions occurred between the Company and Rich Uncles REIT I, other than described below and in footnote 4.

Pursuant to the terms of these agreements, summarized below are the related party costs incurred by the Company for the three and six months ended June 30, 2016 and for the period May 14, 2015 to June 30, 2015 and any related amounts payable as of June 30, 2016 and December 31, 2015:

	Three months ended June 30, 2016	Six months ended June 30, 2016	For the period May 14, 2015 to June 30, 2015	June 30, 2016	December 31, 2015
	Incurred		Incurred	Payable
Advisor fees (1)
Acquisition fees	$474,122	$474,122	$-	$474,122	$-
Asset management fees	7,566	7,566	-	7,566	-
Costs advanced by the Sponsor (2)	-	-	1,000	1,000	1,000
Cost advanced by Rich Uncles REIT I (3)	-	-	-	95,730	-
Reimbursable organizational and offering expenses (4)	-	-	-	6,000	6,000
	$481,688	$481,688	$1,000	$584,418	$7,000

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.
(2)	The Sponsor advanced $1,000 to the Company related to the opening of a bank account, which is reflected in “Due to affiliates” on the consolidated balance sheet.
(3)	Rich Uncles REIT I advanced $95,730 to the Company for costs related to the acquisitions of Accredo and Walgreens, which is reflected in “Due to affiliates” on the accompanying consolidated balance sheet.
(4)	As of June 30, 2016, the Sponsor had incurred $610,490 of organizational and offering expenses on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor to the extent of 3% of gross offering proceeds. The payable related to this obligation is reflected in “Due to affiliates” on the consolidated balance sheets.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Organization and Offering Costs

Organization and offering costs of the Company may be paid by the Sponsor or its affiliates on behalf of the Company or may be paid directly by the Company. These offering costs include all expenses incurred by the Company in connection with the Offering.

During the Offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organization and offering costs paid by them on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organization and offering costs related to the Offering to the extent they exceed 3.0% of gross offering proceeds from the Offering. As of June 30, 2016, the Sponsor has incurred organization and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company as of such date. To the extent the Company has more gross proceeds from future shareholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. Through June 30, 2016, the Sponsor and its affiliates had incurred organization and offering costs on the Company’s behalf in connection with the Offering of approximately $610,490. As of June 30, 2016, the Company has incurred $6,000 in organization and offering costs, which represents the Company’s maximum liability for organization and offering costs as of June 30, 2016.

Acquisition Fees

The Company shall pay the Advisor a fee in the amount equal 3.0% of Company’s Contract Purchase Price of its Properties, as Acquisition Fees. The total of all Acquisition Fees and Acquisition Expenses shall be reasonable, and shall not exceed 6.0% of the contract price of the property.  However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

Asset Management Fee

The Company shall pay to the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the Company’s Average Invested Assets (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s Independent Directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine.

Financing Coordination Fee

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if an Advisor or an Affiliate provides a substantial amount of the services (as determined by a majority of the Independent Directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a Property, then the Company shall pay to the Advisor or such Affiliate a financing coordination fee equal to 1.0% of the amount of such financing.

Property Management Fees

If an Advisor or an Affiliate provides a substantial amount of the property management services (as determined by a majority of the Independent Directors) for the Company’s Properties, then Company shall pay to the Advisor or such Affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its Affiliates for property-level expenses that such Person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of Persons employed by such Person, except for the salaries, bonuses and benefits of Persons who also serve as one of the Company’s executive officers or as an executive officer of such Person. The Advisor or its Affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.

Disposition Fees

For substantial assistance in connection with the sale of Properties, the Company shall pay to its Advisor or one of its Affiliates 3.0% of the Contract Sales Price of each Property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our advisor or its affiliates, the disposition fees paid to our advisor, our sponsors, their affiliates and unaffiliated third parties may not exceed the lesser of the Competitive Real Estate Commission or 6% of the Contract Sales Price.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Leasing Commission Fees

If an Advisor or an Affiliate provides a substantial amount of the services (as determined by a majority of the Independent Directors) in connection with the Company’s leasing of a Property or Properties to unaffiliated third parties, then the Company shall pay to the Advisor or such Affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission.

Operating Expenses

Unless its trust managers make a finding, based on non-recurring and unusual factors which they deem sufficient, that a higher level of expenses is justified for a period, the Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets and (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar noncash reserves and excluding any gain from the sale of assets for that period. In the event that annual operating expenses exceed these limits as of the end of any fiscal quarter (for the 12 months then ended) the board of directors must within 60 days after the end of such quarter inform the shareholders of the factors the board of directors considered in arriving at the conclusion that such higher operating expenses were justified. If the board of directors do not determine the higher expenses were justified for the period, they must cause the Advisor to reimburse the Company to the extent these limitations were exceeded. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees.

Subordinated Participation Fee

The Company shall pay to the Advisor or one of its affiliates a subordinated participation fee calculated as of December 31 of each year and paid (if at all) in the immediately following January. The subordinated participation fee is only due if the Preferred Return is achieved and is equal to the sum of:

(i)	40% of the product of (a) the difference of (x) the Preliminary NAV per share minus (y) the Highest Prior NAV per share, multiplied by (b) the number of shares outstanding as of December 31 of the relevant annual period, but only if this results in a positive number, plus

(ii)	40% of the product of: (a) the amount by which aggregate cash distributions to stockholders during the annual period, excluding return of capital distributions, divided by the weighted average number of shares outstanding for the annual period, exceed the Preferred Return, multiplied by (b) the weighted average number of shares outstanding for the annual period calculated on a monthly basis.

First revaluation of NAV is scheduled to occur at December 31, 2016.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company depends on the Sponsor and the Advisor for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s property, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the property could result in future environmental liabilities.

PART I – FINANICAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Legal Matters

From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. The Company is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Dividends

On July 5, 2016, the Company’s board of directors declared dividends based on daily record dates for the period June 15, 2016 through June 30, 2016 at a rate of $0.00178082 per share per day, or $542, on the outstanding shares of the Company’s common stock, which the Company paid on July 11, 2016.

On August 5, 2016, the Company’s board of directors declared dividends based on daily record dates for the period July 1, 2016 through July 31, 2016 at a rate of $0.00178082 per share per day, or $1,999, on the outstanding shares of the Company’s common stock, which the Company paid on August 10, 2016.

Offering Status

The Company commenced the Offering on July 20, 2016. As of August 10, 2016, the Company had sold 121,216 shares of the Company’s common stock pursuant to the Offering for aggregate gross offering proceeds of $1,212,163.

PART I – FINANICAL INFORMATION (continued)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated Financial Statements and the Notes thereto contained in Part I of this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the prospectus portion of the Registration Statement. See also “Forward Looking Statements” preceding Part I of this Report. As used herein, “we,” “us,” and “our” refer to Rich Uncles NNN REIT, Inc.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Rich Uncles NNN REIT, Inc. (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the prospectus included in our SEC Registration Statement on Form S-11, as amended and supplemented.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.

PART I – FINANICAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	We may not be able to maintain profitability.
•	The only source of cash for distributions to investors will be cash flow from our operations (including sales of properties) or deferral of fees paid to our sponsor or advisor.
•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
•	We are dependent upon our advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

Overview

We were formed on May 14, 2015 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2016 and we intend to continue to operate in such a manner. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITS, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor or other persons.

Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement. Rich Uncles NNN Operator LLC, a limited liability company wholly owned by Rich Uncles LLC, manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Rich Uncles NNN Operator LLC also provides asset-management, and other administrative services on our behalf. Rich Uncles NNN Operator LLC is paid certain fees as set forth in the Notes to the Financial Statements.

We have investor relations personnel on payroll, but the expense is completely reimbursed to us by our Sponsor as part of the organizational and offering services they provide to us. Our Sponsor, Rich Uncles LLC, manages our organization and offering and provides marketing, administrative services and the funds for investor relations. Our Sponsor is entitled to reimbursement of such expenses but reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000.

On July 15, 2015, we filed a registration statement on Form S-11 with the SEC (“Registration Statement”) to register an initial public offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public. The SEC declared our registration effective on June 1, 2015. We do not retain a broker-dealer to offer our shares. Rather, we offer our shares directly to the public.

We expect to use substantially all of the net proceeds from this offering to acquire and manage a portfolio of real estate investments. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interests of our stockholders.

As of August 10, 2016, we had sold 121,216 shares of common stock for gross offering proceeds for $1,212,163.

Rich Uncles NNN Operator LLC will make recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors subject to guidelines established by our board of directors which, if a proposed investment fits within such guidelines, specific board approval would not be needed.

We intend to elect to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ended December 31, 2016. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our stockholders. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

PART I – FINANICAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

See Note 1 to the Consolidated Financial Statements for further overview information.

Liquidity and Capital Resources

The Company’s proceeds from shares sold have been, and will continue to be, primarily for (i) Property acquisitions; (ii) capital expenditures; and (iii) payment of principal on its outstanding indebtedness.

Cash Flows from Operating Activities

As of June 30, 2016, we owned two properties. During the six months ended June 30, 2016, net cash used by operating activities was $56,440. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $17,731,000 for the six months ended June 30, 2016 and consisted primarily of the following:

•	$15,731,000 for the acquisition of two real estate properties; and

•	$2,000,000 for the investment in Rich Uncles REIT I;

Cash Flows from Financing Activities

Net cash provided by financing activities was $17,613,534 for the six months ended June 30, 2016 and consisted primarily of the following:

•	$11,000,000 from borrowings from our unsecured credit facility;

•	$7,148,534 of net cash provided by debt financing as a result from mortgage notes payable of $7,319,700, offset by payments of deferred financing costs of $171,166; and

•	$535,000 for restricted cash for financing activities.

Capital Resources

Generally, cash needs for property acquisitions, debt payments, capital expenditures, development and other investments will be funded by equity and debt offerings, bank borrowings, and to a lesser extent, by internally generated funds. Cash needs for operating and interest expense and dividends will generally be funded by internally generated funds. If available, future sources of capital include proceeds from the public offering of the Company’s equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Contractual Commitments and Contingencies

The following is a summary of our outstanding debt as of June 30, 2016 and December 31, 2015:

	June 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Mortgages payable	$7,319,700	40%	$-	0%
Unsecured line of credit payable	11,000,000	60%	-	0%
	$18,319,700	100%	$-	0%

Interest payments on outstanding debt obligations:

	Mortgage Notes Payable	Unsecured Credit Facility*	Total
Remaining 2016	$120,118	$247,500	$367,618
2017	284,637	247,500	532,137
2018	279,320	-	279,320
2019	273,790	-	273,790
2020	268,037	-	268,037
2021	153,060	-	153,060
Total	$1,378,962	$495,000	$1,873,962

* assuming whole amount outstanding to maturity

PART I – FINANICAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Indebtedness

We expect to use indebtedness primarily for property acquisitions of single-tenant properties either directly or through investment interests, mortgage and notes receivables. Additionally, indebtedness may be used to refinance existing indebtedness.

Unsecured Credit Facility

The Company’s $12,000,000 revolving unsecured credit facility had an outstanding balance of $11,000,000 at June 30, 2016. The Credit Facility matures June 2017 and bears interest at 1% over an independent index which is the highest rate on corporate loans posted by at least 75% of the USA’s thirty (30) largest banks known as The Wall Street Journal Prime Rate as published in the Wall Street Journal (the “Index”), and had an initial rate is 4.5%.

More detail can be found in Note 5 to the Consolidated Financial Statements.

Notes Payable

The Company has one mortgage payable secured by its two properties. The note matures in 2021 and bears a fixed interest rate of 3.95%.

More detail can be found in Note 5 to the Consolidated Financial Statements.

Results of Operations

The SEC declared the registration statement for our initial public offering effective on June 1, 2016. Our results of operations as of June 30, 2016 are not indicative of those expected in future periods as we commenced investment operations on June 15, 2016 in connection with our first investment. During the period from May 14, 2015 to June 30, 2016, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for those periods.

As of June 30, 2016, we owned one office building and one retail building which were purchased on June 15, 2015 and June 21, 2016, respectively, which generated prorated June rents of $41,466. For the three and six months ended June 30, 2016, we incurred depreciation and amortization expense of $33,489, interest expense of $40,650 relating to the mortgage debt secured by our two properties, asset management fees of $7,566, and asset acquisition fees of $474,122. More detail about our properties can be found in Note 5 to the Consolidated Financial Statements.

We expect that rental income, depreciation and amortization expense, interest expense and fees to affiliates to each increase in future periods as a result of anticipated future acquisitions of real estate investments.

General and administrative expenses for the three and six months ended June 30, 2016 totaled $6,290 and $6,380, respectively, which consisted of professional legal fees, office supplies and bank service charges. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate investments.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties.

Organization and Offering Costs

Our organization and offering costs are paid by our Sponsor, Rich Uncles LLC on our behalf. Offering costs include all expenses incurred in connection with the initial public offering including investor relations. Organization costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.

During the initial public offering, we are obligated to reimburse our Sponsor for organization and offering costs related to the offering paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the initial public offering as of the date of the reimbursement.

PART I – FINANICAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2016, the Company had not incurred any organization and offering costs related to the initial public offering as all such costs had been funded by our Sponsor. As a result, these organization and offering costs related to the initial public offering are not recorded in our financial statements as of June 30, 2016 other than to the extent of 3% of the gross offering proceeds. Through June 30, 2016, our sponsor had incurred organization and offering costs on our behalf in connection with our initial public offering of $610,490, of which as of June 30, 2016, $6,000 was payable to the Sponsor.

Distributions

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we way not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from the deferral of fees otherwise due to our advisor, if so elected by our Advisor. Distributions declared, distributions paid and cash flow used in operations were as follows for the second quarter of 2016:

					Cash flows
		Cash			(used in)
	Cash	distributions			provided by
	distributions	declared per	Cash distributions paid(a)(b)		operating
Period	declared	share	Cash	Reinvested	actvities
First Quarter 2016	$-	$-	$-	$-	$(90)
Second Quarter 2016	-	-	-	-	56,530
Totals	$-	$-	$-	$-	$56,440

(a) Distributions for the periods from March 1, 2016 through June 30, 2016 were based on daily record dates from June 15 (date of purchase of first property) and were declared on July 5, 2016 at a rate of $0.00178082 per share per day.

(b) Distributions are paid on a monthly basis. In general, distributions for record dates as of end of a given moth are paid on or about the 10th of the following month.

Going forward, we expect our board of directors to continue to declare cash distributions based on daily record dates and to pay these distributions on a monthly basis, and after our offering to continue to declare stock dividends based on a single record date as of the end of the month, and to pay these dividends on monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has no pre-established a percentage rate of return for stock dividends or cash distributions to stockholders. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet IRS REIT qualification standards.

Over the long-term, we expect that a greater percentage of our distributions will be paid from funds from operations (“FFO”) (except with respect to distributions related to sales of our assets. Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors” in the prospectus portion of our Registration Statement on Form S-11, filed with the SEC. Those factors include: our ability to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investment that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO decreases in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO.

Properties

As of June 30, 2016, we owned two properties encompassing approximately 78,120 rentable square feet in two states. We are just starting the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and withdraws from our Unsecured Credit Facility. More detail about our properties can be found in Note 5 to the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Market risks include risks that arise from changes in interest rates and other market changes that affect market-sensitive instruments. We expect that primary significant market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on variable rate debt, if any, in the future. In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we are focused on procuring fixed-rate mortgage debt.

PART I – FINANICAL INFORMATION (continued)

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk (continued)

We expect to borrow funds with fixed interest rates. Interest rate fluctuations will generally not affect future cash flows related to fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of June 30, 2016, the estimated fair value of our fixed rate debt was $7,319,700 and the outstanding principal balance of our fixed rate debt was $7,319,700. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2016.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2016, the Company did not have any variable rate debt.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although commercial property construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values.

Election as a REIT

We believe we will qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Code beginning with the taxable year ending December 31, 2016, as we did not commence principal operations until June, 2016. To qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

PART I – FINANICAL INFORMATION (continued)

ITEM 4. Controls and Procedures (continued)

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Impairment of real estate and related intangibles;

•	Depreciation and amortization;

•	Real estate acquisition valuation;

•	Revenue Recognition; and

•	Income Taxes.

See Note 2 to the Consolidated Financial Statements for a more detailed description of these policies.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2015 and related notes thereto.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. See Note 8 to the Consolidated Financial Statements for further detail.

Related-Party Transactions and Agreements

We have entered into an agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs. See Note 7 to the Consolidated Financial Statements for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to June 30, 2016 through the filing date of this Quarterly Report on Form 10-Q. See Note 9 to the Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in the prospectus portion of the Registration Statement, as amended.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On June 24, 2015, we sold 10,000 shares of common stock to our sponsor, Rich Uncles, LLC at the $10 per share Offering price ($100,000); and on December 31, 2015 our sponsor purchased an additiona1 10,000 shares at the per share Offering price ($100,000). We issued these shares in private transactions exempt from the registration requirements of the Securities Act. On June 1, 2016, the Registration Statement for the offering of up to 100 million shares of our common stock at a price of $10.00 per share was declared effective under the Securities Act. The amount registered includes of up to 10.0 million shares of common stock under our dividend reinvestment plan, through which stockholders may elect to have distributions reinvested in additional shares at an initial price of $10.00 per share.

Item 3.       Defaults Upon Senior Securities

No events occurred during the six months ended June 30, 2016 that would require a response to this item.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

No events occurred during the six months ended June 30, 2016 that would require a response to this item.

Item 6.       Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rich Uncles NNN REIT, Inc.
(Registrant)

By:	/s/ HAROLD HOFER
Name:	Harold Hofer
Title:	Chief Executive Officer

Date: August 15, 2016

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation Of Rich Uncles NNN REIT, Inc., previously filed with the Company’s Form S-11 filed on May 23, 2016
3.2	Bylaws, previously filed with the Company’s Form S-11 filed on July 15, 2015
4.1	Form of Subscription Agreement, included as Appendix A to the Prospectus contained in the Registration Statement
4.2	Dividend Reinvestment Plan, included as Appendix B to the Prospectus contained in the Registration Statement
4.3	Share Repurchase Program, previously filed with the Company’s Form S-11 filed on March 25, 2016
5.1	Opinion of Strasburger & Price, LLP, re legality, previously filed with the Company’s Form S-11 filed on January 27, 2016
8.1	Opinion of Strasburger & Price, LLP, re tax matters, previously filed with the Company’s Form S-11 filed on January 27, 2016
10.1	Advisory Agreement, previously filed with the Company’s Form S-11 filed on January 27, 2016
10.2	Amended and Restated Advisory Agreement, previously filed with the Company’s Form S-11 filed on May 23, 2016
21.1	Subsidiaries, previously filed with the Company’s Form S-11 filed on July 15, 2015
23.1	Consent of Strasburger & Price, LLP, included in Exhibit 5.1
23.2	Consent of Strasburger & Price, LLP, included in Exhibit 8.1
24.1	Power of Attorney, previously filed with the Company’s Form S-11 filed on July 15, 2015
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

