Form 10-Q
period 2016-09-30
Rich Uncles NNN REIT, Inc.
filed 2016-11-14
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 10, 2016 there were 1,327,759 shares of Common Stock outstanding.

RICH UNCLES NNN REIT, INC.

FORM 10-Q

SEPTEMBER 30, 2016

INDEX

PART I -	FINANCIAL INFORMATION		3

	Item 1.	Consolidated Financial Statements	3

		Consolidated Balance Sheets – September 30, 2016 (unaudited) and December 31, 2015	3

		Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2016, Three Months Ended September 30, 2015 and the Period May 14, 2015 to September 30, 2015 (unaudited)	4

		Consolidated Statements of Stockholders’ Equity – the Period May 14, 2015 to December 31, 2015 and the Nine Months Ended September 30, 2016 (unaudited)	5

		Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 and the Period May 14, 2015 to September 30, 2015 (unaudited)	6

		Condensed Notes to Consolidated Financial Statements as of September 30, 2016	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	26

PART II -	OTHER INFORMATION		28

	Item 1.	Legal Proceedings	28

	Item 1A.	Risk Factors	28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3.	Defaults upon Senior Securities	28

	Item 4.	Mine Safety Disclosures	28

	Item 5.	Other Information	28

	Item 6.	Exhibits	28

SIGNATURES			28

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Rich Uncles NNN REIT, Inc.

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Real estate investments:
Land	$2,739,744	$–
Building and improvements	11,065,066	–
Tenant origination and absorption costs	1,759,061	–
Total real estate investments, cost	15,563,871	–
Accumulated depreciation and amortization	(238,232)	–
Total real estate investments, net	15,325,639	–
Cash and cash equivalents	1,987,743	200,815
Restricted cash	390,672	–
Above-market lease intangible, net	156,909	–
Investment in Rich Uncles REIT I	1,995,700	–
Other assets	683,331	–
TOTAL ASSETS	$20,539,994	$200,815

LIABILITIES & STOCKHOLDERS’ EQUITY
Unsecured credit facility, net	$6,961,745	$–
Mortgage note payable, net	7,134,713	–
Accounts payable and accrued liabilities	1,105,251	–
Due to affiliates	8,649	7,000
TOTAL LIABILITIES	15,210,358	7,000

Commitments and contingencies (Note 8)

Redeemable common stock	24,996	–

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized, 643,671 shares issued and outstanding as of September 30, 2016 and 20,000 shares issued and outstanding as of December 31, 2015	644	20
Additional paid-in capital	6,215,652	199,980
Cumulative distributions and net losses	(911,656)	(6,185)
TOTAL STOCKHOLDERS' EQUITY	5,304,640	193,815
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$20,539,994	$200,815

See accompanying condensed notes to the consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	For the Period
	ended	Ended	ended	May 14, 2015 to
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Rental income	$286,576	$–	$328,041	$–
Tenant reimbursements	72,968	–	72,968	–
Total revenues	359,544	–	401,009	–

Expenses:
Fees to affiliates (Note 7)	46,575	–	528,262	–
General and administrative	584,488	36	590,867	3,036
Depreciation and amortization	204,743	–	238,232	–
Interest expense	174,271	–	214,921	–
Property expenses	91,541	–	91,541	–
Acquisition costs	–	–	73,028	–
Total expenses	1,101,618	–	1,736,851	3,036
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 7)	(446,130)	–	(446,130)	–
Net expenses	655,488	36	1,290,721	3,036

Other income (loss):
Interest income	619	–	619	–
Equity in losses from investment in Rich Uncles REIT I	(4,300)	–	(4,300)	–
Total other income (loss)	(3,681)	(36)	(3,681)	–

Net loss	$(299,625)	$(36)	$(893,393)	$(3,036)

Net loss per share, basic and diluted	$(1.39)	(0.00)	$(10.44)	$(2.43)

Weighted-average number of common shares outstanding, basic and diluted	215,369	10,000	85,598	1,250

Dividends declared per common share	$0.14	$–	$0.14	$–

See accompanying condensed notes to the consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Stockholders' Equity

For the Period May 14, 2015 to December 31, 2015 and the Nine Months Ended September 30, 2016 (unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Cumulative distributions and	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	net losses	Equity
Balance, May 14, 2015 (inception)	–	$–	–	$–	$–	$–	$–
Issuance of common stock	–	–	20,000	20	199,980	–	200,000
Net loss	–	–	–	–	–	(6,185)	(6,185)
Balance, December 31, 2015	–	–	20,000	20	199,980	(6,185)	193,815
Issuance of common stock	–	–	616,871	617	6,168,091	–	6,168,708
Distributions declared	–	–	–	–	–	(12,078)	(12,078)
Stock compensation expense	–	–	6,800	7	67,993	–	68,000
Offering costs	–	–	–	–	(187,101)	–	(187,101)
Net loss	–	–	–	–	–	(893,393)	(893,393)
Transfers to redeemable common stock	–	–	–	–	(33,311)	–	(33,311)
Balance, September 30, 2016	–	$–	643,671	$644	$6,215,652	$(911,656)	$5,304,640

See accompanying condensed notes to the consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	For the Period May 14, 2015 to
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(893,393)	$(3,036)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	238,232	–
Stock compensation expense	68,000	–
Deferred rent	15,682	–
Amortization of deferred financing costs	10,637	–
Amortization of above-market lease intangible	9,720	–
Equity in losses from investment in Rich Uncles REIT I	4,300	–
Changes in operating assets and liabilities:
Other assets	(63,513)	–
Accounts payable and accrued liabilities	561,436	–
Due to affiliates	1,649	4,000
Net cash (used in) provided by operating activities	(47,250)	964

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(15,730,500)	–
Investment in Rich Uncles REIT I	(2,000,000)	–
Escrow deposits for future real estate purchases	(100,000)	–
Net cash used in investing activities	(17,830,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from unsecured credit facility	11,000,000	–
Payments on unsecured credit facility	(4,036,500)	–
Proceeds from mortgage note payable	7,319,700	–
Principal payments on mortgage note payable	(21,316)	–
Payments of deferred financing costs	(176,063)	–
Payment of offering costs	(187,101)	–
Proceeds from issuance of common stock	6,161,482	100,000
Distributions paid to common stockholders	(4,852)	–
Restricted cash for financing activities	(390,672)	–
Net cash provided by financing activities	19,664,678	100,000

Net increase in cash and cash equivalents	1,786,928	100,964
Cash and cash equivalents at beginning of period	200,815	–
Cash and cash equivalents at end of period	$1,987,743	$100,964

Supplemental disclosure of cash flow information:
Cash paid for interest	$192,327	$–

Supplemental disclosure of noncash investing and financing activities:
Transfers to redeemable common stock	$33,311	$–
Increase in redeemable common stock payable	$8,315	$–
Increase in lease incentive payable	$535,500	$–
Reinvested distribution to investment in Rich Uncles REIT I	$2,885	$–
Distributions paid to common stockholders through common stock issuance pursuant to the dividend reinvestment plan	$7,226	$–

See accompanying condensed notes to the consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

Rich Uncles NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation that expects to elect to qualify as a real estate investment trust (“REIT”) for the year ending December 31, 2016. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., but amended its name on October 19, 2015 to Rich Uncles NNN REIT, Inc. The Company has the authority to issue 250,000,000 shares of stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. The Company sells its shares directly to investors at a purchase price of $10.00 per share. The minimum investment in shares is $500. The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing corporate properties located in the United States, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

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

On July 20, 2016, the Company began offering shares to the public and through September 30, 2016, the Company had sold 616,871 shares of common stock in the Offering, for aggregate gross offering proceeds of $6,168,708, including 723 shares of common stock sold under its distribution reinvestment plan for aggregate gross offering proceeds of $7,226.

NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for the interim period presented. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

Restricted Cash

Restricted cash is comprised of funds which are held in escrow or are otherwise restricted for use as required by certain lenders conjunction with an acquisition or debt financing. As of September 30, 2016, the Company had restricted cash in the amount of $390,672, which is held by a lender and expected to be released pursuant to the requirements of the loan agreement.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

Impairment of Real Estate and Related Intangible Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As of September 30, 2016, the Company did not record any impairment charges related to its real estate assets or intangible assets.

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

Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expense are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

Declaration of Distributions

The Company intends to make monthly distributions payable on the 10 th day of the following month. Should the 10 th day fall on a weekend, dividends are expected to be paid on the first business day thereafter.

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

As of September 30, 2016, 851 shares were tendered for redemption to the Company, which were repurchased on October 3, 2016 for $8,315.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

Segment Disclosures

The Company has invested in single-tenant income-producing corporate properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of September 30, 2016, the Company aggregated its investments in real estate into one reportable segment.

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2016 and 2015.

Unaudited Data

Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are presented on an unaudited basis.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15,  Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements  (“ASU 2015-15”), which clarifies ASU 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. On January 1, 2016, the Company adopted ASU 2015-03 and it did not have a material impact on the Company’s consolidated financial statements.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 addresses certain issues where diversity in practice was identified. It amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. In addition, ASU 2016-15 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective during the first quarter of 2018, and will generally require a retrospective approach. Early adoption is permitted. The Company does not believe that the adoption of ASU 2016-15 will have a material effect on its consolidated financial statements.

NOTE 3. REAL ESTATE

As of September 30, 2016, the Company’s real estate portfolio consisted of two properties in two states consisting of retail and office properties. The following table provides summary information regarding the Company’s real estate as of September 30, 2016:

Property	Location	Acquisition Date	Property type	Land, building and improvements	Tenant origination and absorption costs	Accumulated depreciation and amortization	Total real estate investments, net
Accredo	Orlando, FL	6/15/2016	Office	$9,656,862	$1,053,638	$(142,578)	$10,567,922
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(95,654)	4,757,717
				$13,804,810	$1,759,061	$(238,232)	$15,325,639

Current Period Acquisitions

During the nine months ended September 30, 2016, the Company acquired the following properties:

Property	Location	Acquisition Date	Land	Buildings and Improvements	Above- market lease	Tenant origination and absorption costs	Total
Accredo	Orlando, FL	6/15/2016	$1,706,640	$7,950,222	$–	$1,053,638	$10,710,500
Walgreens	Stockbridge, GA	6/21/2016	1,033,104	3,114,844	166,629	705,423	5,020,000
			$2,739,744	$11,065,066	$166,629	$1,759,061	$15,730,500

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

The Company recorded both acquisitions as business combinations and expensed $0 and $547,149 of acquisition costs related to the acquisition of these properties for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, the Company recognized $359,544 and $401,009 of total revenues related to these properties.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

As of September 30, 2016, each of the Company’s tenants is considered to be a major tenant concentration. The Company’s real estate properties are leased to Accredo Health Group, Inc. (“Accredo”) and Walgreen Company (“Walgreens”). The obligations under these two leases are guaranteed by Express Scripts Holding Company for Accredo and Walgreens Boots Alliance for Walgreens. Accredo and Walgreens each lease one of the Company’s real estate properties, which are located in Florida and Georgia, respectively.

Express Scripts Holding Company’s financial statements can be found at http://www.express-scripts.com . (NASDAQ: ESRX)

Walgreens Boots Alliance’s financial statements can be found at http://www.walgreensbootsalliance.com . (NASDAQ: WBA)

The future minimum contractual rent payments are shown in the table below. Both leases on the two properties owned by the Company expire in 2021.

Total
October 1, 2016 through December 31, 2016	$308,138
2017	1,246,956
2018	1,273,759
2019	1,301,192
2020	1,329,255
2021	507,433
$5,966,733

Intangibles

As of September 30, 2016, the Company’s intangibles were as follows:

Above-market lease	$166,629
Above-market lease - accumulated amortization	(9,720)
Above-market lease, net	156,909

Tenant origination and absorption costs	1,759,061
Tenant origination and absorption costs - accumulated amortization	(106,419)
Tenant origination and absorption costs, net	1,652,642
Total intangibles	$1,809,551

The intangible assets are amortized over the respective lease terms, which was approximately five years as of September 30, 2016. Amortization of intangible assets over the next five years is expected to be as follows:

	Above-market lease	Tenant origination and absorption costs
Remaining 2016 amortization	$8,331	$91,217
2017 amortization	33,326	364,866
2018 amortization	33,326	364,866
2019 amortization	33,326	364,866
2020 amortization	33,326	364,866
2021 amortization	15,274	101,961
	$156,909	$1,652,642

Decreases in net income (loss) as a result of amortization of the Company’s tenant origination and absorption costs for the three and nine months ended September 30, 2016 were $91,760 and $106,419, respectively. Decreases in net income (loss) as a result of amortization of the Company’s above-market lease for the three and nine months ended September 30, 2016 were $8,331 and $9,720, respectively.

NOTE 4. INVESTMENTS

Investment in Rich Uncles REIT I

On June 28, 2016, the Company invested $2,000,000 for 200,000 shares in Rich Uncles Real Estate Investment Trust I (“Rich Uncles REIT I”), an affiliate of the Sponsor. As of September 30, 2016, the Company’s investment which represents approximately 2.4% ownership interest in Rich Uncles REIT I. The Company has the ability to exercise significant influence over the operations, financial policies and decision making of Rich Uncles REIT I, as the Sponsor and the board members are the same for both Rich Uncles REIT I and the Company. In addition, as there is no public market to sell shares for Rich Uncles REIT I, this investment is considered to not have a readily determinable fair value. Accordingly, the Company has accounted for its investment in Rich Uncles REIT I under the equity method of accounting. As of September 30, 2016, the Company did not identify any indicators of impairment related to its investment in Rich Uncles REIT I.

As of September 30, 2016, the book value of the Company’s investment in Rich Uncles REIT I was $1,995,700. During the three and nine months ended September 30, 2016, the Company recognized $4,300 of loss with respect to this investment.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

NOTE 5. DEBT

Mortgage Notes Payable

As of September 30, 2016, the Company’s mortgage notes payable consisted of the following:

	Principal Amount	Deferred Financing Costs, Net	Net Balance	Contractual Interest Rate	Loan Maturity
Accredo/Walgreens loan	$7,298,384	$(163,671)	$7,134,713	3.95%	7/1/2021

Unsecured Credit Facility

On June 7, 2016, the Company, through the Operating Partnership, entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank. Pursuant to the Unsecured Credit Agreement, the Company was provided with a $12,000,000 unsecured credit facility with an interest rate equal to 1% over an independent index which is the highest rate on corporate loans, which had posted by at least 75% of the USA’s thirty (30) largest banks known as The Wall Street Journal Prime Rate as published in the Wall Street Journal (the “Index”), which had an initial rate of 4.5%. Payments under the Unsecured Credit facility are interest only and are due on the 15 th day of each month. The Unsecured Credit facility matures June 15, 2017. The Company drew $11,000,000 on the Unsecured Facility in June 2016. As of September 30, 2016, in connection with the Unsecured Credit Agreement, the Company incurred $2,547 of deferred financing costs, of which $792 was being amortized as a component of interest expense over the term of the agreement. As of September 30, 3016, there was $6,963,500 outstanding under the Unsecured Credit Facility.

Pursuant to the terms of the mortgage note payable and the Unsecured Credit Facility, the Company and/or the Operating Partnership is subject to certain financial loan covenants. The Company was in compliance with all of its financial debt covenants as of September 30, 2016.

The following summarizes the future principal repayment of the Company’s mortgage notes payable and Unsecured Credit Facility as of September 30, 2016:

	Mortgage Note Payable	Unsecured Credit Facility	Total
Remaining 2016	$32,239	$–	$32,239
2017	132,180	6,963,500	7,095,680
2018	137,496	–	137,496
2019	143,027	–	143,027
2020	148,780	–	148,780
2021	6,704,662	–	6,704,662
Total principal	7,298,384	6,963,500	14,261,884
Deferred financing costs, net	(163,671)	(1,755)	(165,426)
Total	$7,134,713	$6,961,745	$14,096,458

During the three and nine months ended September 30, 2016, the Company incurred $174,271 and $214,921 of interest expense, respectively. As of September 30, 2016, $11,957 of interest expense was payable. Included in interest expense during the three and nine months ended September 30, 2016 was $9,452 and $10,637 of amortization of deferred financing costs, respectively.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

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

The following were the face value, carrying amount and fair value of the Company’s mortgage note payable as of September 30, 2016:

Face value	Carrying value	Fair value
$7,298,384	$7,134,713	$7,134,713

Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offering, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for Rich Uncles REIT I. During the three and nine months ended September 30, 2016, no other business transactions occurred between the Company and Rich Uncles REIT I, other than described below and in Note 4.

Pursuant to the terms of these agreements, summarized below are the related party costs incurred by the Company for the three and nine months ended September 30, 2016, for the three months ended September 30, 2015, and for the period May 14, 2015 to September 30, 2015:

	Three months ended		Nine months ended	For the period May 14, 2015 to
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	Incurred		Incurred
Advisor fees:
Acquisition fees	$–	$–	$474,121	$–
Asset management fees (4)	46,575	–	54,141	–
Fees to affiliates	$46,575	$–	$528,262	$–
Costs advanced by Sponsor (1)	–	–	–	1,000
Reimbursable organizational and offering expenses (2)	187,101	–	187,101	6,000
Expenses reimbursed/fees waived by Sponsor or affiliates:
Expense reimbursement from Sponsor (3)	(434,332)	–	(434,332)	–
Waiver of asset management fees (4)	(11,798)	–	(11,798)	–
	$(446,130)	$–	$(446,130)	$–
	$(212,454)	$–	$269,233	$7,000

(1)	The Sponsor advanced $1,000 to the Company related to the opening of a bank account, which is reflected in “Due to affiliates” on the consolidated balance sheet.
(2)	As of September 30, 2016, the Sponsor had incurred $1,160,923 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds. The payable related to this obligation is reflected in “Due to affiliates” on the consolidated balance sheets.
(3)	The Company records payroll costs related to Company employees that answer questions from prospective shareholders. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement.
(4)	To the extent the Advisor elects, in its sole discretion to defer and waive a portion of the monthly asset management fee, the Advisor may waive up to an amount equal to 0.025% of the total investment value of the Company’s assets. For the three and nine months ended September 30, 2016, the Advisor waived $11,798 of asset management fees, which are not subject to future recoupment by the Advisor.

As of September 30, 2016 and December 31, 2015, the Company had net amounts of $8,649 and $7,000 due to the Sponsor and/or its affiliates, respectively.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

Organization and Offering Costs

During the Offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organization and offering costs (as defined by the Sponsor) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organization and offering costs related to the Offering to the extent they exceed 3.0% of gross offering proceeds from the Offering. As of September 30, 2016, the Sponsor has incurred organization and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future shareholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. Through September 30, 2016, the Sponsor and its affiliates had incurred organization and offering costs on the Company’s behalf in connection with the Offering of $1,160,923. Through September 30, 2016, the Company reimbursed the Sponsor $187,101 in organization and offering costs, which represented the Company’s maximum liability for organization and offering costs through September 30, 2016.

Investor relations payroll expense reimbursement from Sponsor

The Company has investor personnel that answer potential investor inquiries regarding the Company and/or its prospectus. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses. The total amount of such payroll reimbursements were $434,332 and $434,322 for the three and nine months ended September 30, 2016, respectively.

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

Asset Management Fee

The Company shall pay to the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the Company’s Average Invested Assets, as defined in the Prospectus and Advisory Agreement (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s Independent Directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly asset management fee (which is payable in the amount equal to 0.1% of the total investment value of the Company’s assets), the Advisor will be deemed to have waived, not deferred, that portion of its monthly asset management fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of asset management fees waived for the three and nine months ended September 30, 2016 was $11,798 and $11,798, respectively.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Financial Statement (continued)

RICH UNCLES NNN REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

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

Dividends

On October 7, 2016, the Company’s board of directors declared dividends based on daily record dates for the period September 1, 2016 through September 30, 2016 at a rate of $0.00194444 per share per day, or $23,942, on the outstanding shares of the Company’s common stock, which the Company paid on October 11, 2016.

On November 9, 2016, the Company’s board of directors declared dividends based on daily record dates for the period October 1, 2016 through October 31, 2016 at a rate of $0.00188172 per share per day, or $49,273, on the outstanding shares of the Company’s common stock, which the Company paid on November 10, 2016.

Offering Status

Through November 10, 2016, the Company had sold 1,318,551 shares of common stock in the Offering, for aggregate gross offering proceeds of $13,185,513, including 6,305 shares of common stock sold under its distribution reinvestment plan for aggregate gross offering proceeds of $63,055.

Acquisitions

On November 4, 2016, the Company acquired a portfolio of six retail properties (“Dollar General Portfolio”), totaling 53,323 square feet, located in Maine, Pennsylvania, and Ohio. The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the Dollar General Portfolio was $7,713,600 plus closing costs. The Company is in process of assessing the fair value of the acquired tangible assets and any applicable intangible assets and liabilities for this business combination.

Investments

In October 2016, the Company acquired an additional investment of 175,261 shares in Rich Uncles REIT I for $1,752,609. As of November 11, 2016, the Company’s investment represents approximately 4.57% ownership interest in Rich Uncles REIT I.

Redeemable common stock

Through November 10, 2016, the Company redeemed 4,091 shares for $39,682.

PART I – FINANCIAL INFORMATION (continued)

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

PART I – FINANCIAL INFORMATION (continued)

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

We have investor relations personnel, but all expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and offering and provide marketing, administrative services including investor relations. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organization and offering costs, but reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000.

On July 15, 2015, we filed a registration statement on Form S-11 with the SEC (“Registration Statement”) to register an initial public offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public. The SEC declared our registration effective on June 1, 2015 and we commenced the sale of our shares to the public on July 20, 2016. We do not retain a broker-dealer to offer our shares. Rather, we offer our shares directly to the public.

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

Through November 10, 2016, the Company had sold 1,317,188 shares of the Company’s common stock pursuant to the Offering for aggregate gross offering proceeds of $13,040,876.

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

PART I – FINANCIAL INFORMATION (continued)

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

Cash Flows from Operating Activities

As of September 30, 2016, we owned two properties. During the nine months ended September 30, 2016, net cash used in operating activities was $47,250. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $17,830,500 for the nine months ended September 30, 2016 and consisted primarily of the following:

•	$15,730,500 for the acquisition of two real estate properties;
•	$2,000,000 for the investment in Rich Uncles REIT I; and
•	$100,000 for escrow deposits for future real estate purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $19,664,678 for the nine months ended September 30, 2016 and consisted primarily of the following:

•	$5,974,381 of net cash provided by offering proceeds related to our ongoing initial public offering, net of payments of organization and offering costs of $187,101;
•	$6,963,500 from net borrowings from our unsecured credit facility, net payments on unsecured credit facility of $4,036,500;
•	$7,122,321 of net cash provided by debt financing as a result from mortgage notes payable of $7,319,700, offset by principal payments of $21,316 and deferred financing costs of $176,063;
•	$390,672 of cash used in restricted cash for financing activities; and
•	$4,852 of net cash distributions, after giving effect to distributions reinvested by stockholders of $7,226.

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

Contractual Commitments and Contingencies

The following is a summary of our outstanding debt as of September 30, 2016 and December 31, 2015:

	September 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Mortgages payable	$7,298,384	51%	$–	–
Unsecured line of credit payable	6,963,500	49%	–	–
	$14,261,884	100%	$–	–

Interest expense on outstanding debt obligations:

	Mortgage Notes Payable	Unsecured Credit Facility*	Total
Remaining 2016	$71,866	$78,339	$150,205
2017	284,202	156,679	440,881
2018	278,868	–	278,868
2019	273,319	–	273,319
2020	267,547	–	267,547
2021	131,537	–	131,537
Total	$1,307,339	$235,018	$1,542,357

* assuming whole amount outstanding to maturity

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Indebtedness

We expect to use indebtedness primarily for property acquisitions of single-tenant properties either directly or through investment interests, mortgage and notes receivables. Additionally, indebtedness may be used to refinance existing indebtedness.

Unsecured Credit Facility

The Company’s $12,000,000 revolving unsecured credit facility had an outstanding balance of $6,963,500 at September 30, 2016. The Credit Facility matures June 2017 and bears interest at 1% over an independent index which is the highest rate on corporate loans posted by at least 75% of the USA’s thirty (30) largest banks known as The Wall Street Journal Prime Rate as published in the Wall Street Journal (the “Index”), and had an initial rate is 4.5%.

More detail can be found in Note 5 to the Consolidated Financial Statements.

Notes Payable

The Company has one mortgage payable secured by its two properties. The note matures in 2021 and bears a fixed interest rate of 3.95%.

More detail can be found in Note 5 to the Consolidated Financial Statements.

Results of Operations

The SEC declared the registration statement for our initial public offering effective on June 1, 2016. Our results of operations as of September 30, 2016 are not indicative of those expected in future periods as we commenced investment operations on June 15, 2016 in connection with our first investment. During the period from May 14, 2015 to September 30, 2016, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for those periods.

As of September 30, 2016, we owned one office building and one retail building, which were purchased on June 15, 2016 and June 21, 2016, respectively, which generated rental income of $286,576 and $328,041 for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, we incurred depreciation and amortization expense of $204,743 and $238,232, respectively, interest expense of $174,271 and $213,961, respectively, relating to the mortgage debt secured by our two properties, asset management fees of $47,193 and $54,141, respectively, and asset acquisition fees of $0 and $474,122, respectively. More detail about our properties can be found in Note 5 to the Consolidated Financial Statements.

We expect that rental income, depreciation and amortization expense, interest expense and fees to affiliates to each increase in future periods as a result of anticipated future acquisitions of real estate investments.

General and administrative expenses for the three and nine months ended September 30, 2016 totaled $584,488 and $590,867, respectively, which consisted of investor relations payroll expense, professional legal and accounting fees, office supplies, bank services charges, and expense related to the shares issued to the board of directors for their compensation. We expect general and administrative costs to increase in the future as a result of anticipated accounting and audit expenses, future board bees and future acquisitions of real estate investments.

The Company also recorded $4,300 of equity losses with respect to its investment in Rich Uncles REIT I.

Organization and Offering Costs

Our organization and offering costs are paid by our Sponsor on our behalf. Offering costs include all expenses incurred in connection with the initial public offering, including investor relations payroll costs. Other organization and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.

During the primary offering, we are obligated to reimburse our Sponsor for organization and offering costs related to the offering paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the initial public offering as of the date of the reimbursement.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2016, the Company had not incurred any organization and offering costs related to the initial public offering as all such costs had been funded by our Sponsor. As a result, these organization and offering costs related to the initial public offering are not recorded in our financial statements as of September 30, 2016 other than to the extent of 3% of the gross offering proceeds. Through September 30, 2016, our sponsor had incurred organization and offering costs on our behalf in connection with our initial public offering of $1,160,923, of which as of September 30, 2016, $0 was payable to the Sponsor or affiliates.

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

					Cash flows
		Cash			(used in)
	Cash	distributions			provided by
	distributions	declared per	Cash distributions paid		operating
Period	declared	share	Cash	Reinvested	activities
First Quarter 2016	$–	$–	$–	$–	$(90)
Second Quarter 2016	–	–	–	–	56,530
Third Quarter 2016	12,078	0.14	4,852	7,226	(103,690)
Totals	$12,078	$0.14	$4,852	$7,226	$(47,250)

Distributions are paid on a monthly basis. In general, distributions for record dates as of end of a given month are paid on or about the 10th of the following month. Distributions for the period from March 1, 2016 through June 30, 2016 were based on daily record dates from June 15 (date of purchase of first property) and were declared on July 5, 2016 at a rate of $0.00180556 per share per day and were paid on July 11, 2016. Distributions for the period from July 1 through July 31, 2016 were declared on August 10, 2016 at a rate of $0.00174731 per share per day and paid on August 11, 2016. Distributions for the period from August 1 through August 31, 2016 were declared on September 7, 2016 at a rate of $0.00174731 per share per day and paid on September 12, 2016. Distributions for the period from September 1 through September 30, 2016 were declared October 7, 2016 at a rate of $0.00194444 per share per day and paid on October 11, 2016.

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

Properties

As of September 30, 2016, we owned two (2) properties encompassing 78,120 rentable square feet in two states. We are just starting the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and withdraws from our Unsecured Credit Facility. More detail about our properties can be found in Note 3 to the Consolidated Financial Statements.

On November 4, 2016 we acquired six of the seven previously announced additional properties leased to Dollar General from an unaffiliated company that we had intended to acquire. The seventh Dollar General property was not acquired due to insufficient cash and line of credit financing being available at the time that the six Dollar General properties were acquired. We have no material relationship with the seller or its affiliates, other than with respect to the six that have been acquired. The properties are single tenant retail buildings totaling 53,323 square feet, located in Maine, Pennsylvania, and Ohio. The aggregate purchase price was $7,713,600, exclusive of closing costs. The properties are 100% leased.

The purchase of these properties was funded with proceeds from the sale of our ongoing offering and our $12.0 million unsecured revolving credit facility with Pacific Mercantile Bank. In connection with the acquisition, we will pay our advisor acquisition fees and expenses totaling approximately $231,408.

In evaluating these properties as a potential acquisition, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. We do not currently have plans to incur any significant costs to renovate, improve or develop the properties, and we believe that the properties are adequately insured.

Set forth below is a description of the six Dollar General properties we acquired on November 4, 2016:

								Renewal
					Effective		Lease	Options
Property	Rentable				Annual		Term	(number/
and	Square	Property	Purchase	Mortgage	Base Rent	Acquisition	(years)	years)
Location	Feet	Type	Price	Financing	(1)	Fee	(2)	(2)
Dollar General Castalia, OH	9,200	Retail	$1,138,000	$0	$79,320	$34,140.00	13.7	3/5-yr
Occupancy Rate: 100%
Dollar General Lakeside, OH	9,200	Retail	1,162,500	0	81,036	34,875.00	13.7	3/5-yr
Occupancy Rate: 100%
Dollar General Mount Gilead, OH	9,142	Retail	1,232,700	0	85,924	36,981.00	13.7	3/5-yr
Occupancy Rate: 100%
Dollar General Thompsontown, PA	7,881	Retail	1,233,800	0	85,998	37,014.00	14.1	3/5-yr
Occupancy Rate: 100%
Dollar General Wilton, ME	9,100	Retail	1,613,000	0	112,439	48,390.00	13.8	3/5-yr
Occupancy Rate: 100%
Dollar General Litchfield, ME	8,800	Retail	1,333,600	0	92,961	40,008.00	14.0	3/5-yr
Occupancy Rate: 100%
	53,323		$7,713,600			$231,408

(1)	Effective annual base rent and effective annual base rent per square foot include adjustments for rent concessions or abatements, if any. In general, we intend for our properties to be subject to long-term triple or double net leases that require the tenants to pay substantially all operating expenses in addition to base rent.

(2)	Represents the lease term beginning with the later of the purchase date or the rent commencement date through the end of the non-cancelable lease term, assuming no renewals are exercised.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk (continued)

We expect to borrow funds with fixed interest rates. Interest rate fluctuations will generally not affect future cash flows related to fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of September 30, 2016, the estimated fair value of our fixed rate debt was $7,298,384 and the outstanding principal balance of our fixed rate debt was $7,298,384. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2016.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2016, the Company did not have any variable rate debt.

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

PART I – FINANCIAL INFORMATION (continued)

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

Subsequent Events

Certain events occurred subsequent to September 30, 2016 through the filing date of this Quarterly Report on Form 10-Q. See Note 9 to the Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes from the risk factors set forth in the prospectus portion of the Registration Statement, as supplemented and amended.

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

Item 3.         Defaults Upon Senior Securities

No events occurred during the nine months ended September 30, 2016 that would require a response to this item.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

No events occurred during the nine months ended September 30, 2016 that would require a response to this item.

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

Date: November 14, 2016

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation Of Rich Uncles NNN REIT, Inc., previously filed with the Company’s Form S-11 filed on May 23, 2016
3.2	Bylaws, previously filed with the Company’s Form S-11 filed on July 15, 2015
4.1	Form of Subscription Agreement, included as Appendix A to the Prospectus contained in the Registration Statement
4.2	Dividend Reinvestment Plan, included as Appendix B to the Prospectus contained in the Registration Statement
4.3	Share Repurchase Program, previously filed with the Company’s Form S-11 filed on March 25, 2016
5.1	Opinion of Strasburger & Price, LLP, re legality, previously filed with the Company’s Form S-11 filed on January 27, 2016
8.1	Opinion of Strasburger & Price, LLP, re tax matters, previously filed with the Company’s Form S-11 filed on January 27, 2016
10.1	Advisory Agreement, previously filed with the Company’s Form S-11 filed on January 27, 2016
10.2	Amended and Restated Advisory Agreement, previously filed with the Company’s Form S-11 filed on May 23, 2016
21.1	Subsidiaries, previously filed with the Company’s Form S-11 filed on July 15, 2015
23.1	Consent of Strasburger & Price, LLP, included in Exhibit 5.1
23.2	Consent of Strasburger & Price, LLP, included in Exhibit 8.1
24.1	Power of Attorney, previously filed with the Company’s Form S-11 filed on July 15, 2015
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

