Form 10-K
period 2016-12-31
Rich Uncles NNN REIT, Inc.
filed 2017-04-03
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-205684

RICH UNCLES NNN REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-4156046
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3080 Bristol Street Suite 550 Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)

(855) 742-4862

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐  No  ☒

While there is no established market for the Registrant’s shares of common stock, the Registrant is in the process of making an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-205684). The price paid to acquire a share in the Registrant’s primary initial public offering is $10.00 per share.

There were approximately 0 shares of common stock held by non-affiliates as of June 30, 2016.

As of March 27, 2017, there were 4,353,420 outstanding shares of common stock of the Registrant.

Documents Incorporated by Reference:

None.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Rich Uncles NNN REIT, Inc. (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Annual Report on Form 10-K.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Annual Report on Form 10-K.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated audited and unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We commenced investment operations on June 15, 2016 in connection with our first property acquisition and we have a limited operating history. We are dependent on our advisor, Rich Uncles NNN REIT Operator, LLC (our “Advisor”), to identify suitable properties and other real estate investments, and to manage those properties and investments. Our Advisor has the right to terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty.

•

All of our executive officers, our affiliated directors and other key real estate professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor, Rich Uncles, LLC (our “Sponsor”), and/or other Rich Uncles-affiliated entities. As a result, our management, Advisor, Sponsor and their affiliates face conflicts of interest, including:

•  significant conflicts created by their respective compensation arrangements with us and other Rich Uncles-Sponsored programs and Rich Uncles-advised investors; and

•  conflicts in allocating time among us and these other programs and investors.

These conflicts could result in action or inaction that is not in the best interests of our stockholders.

•	Because investment opportunities that are suitable for us may also be suitable for other Rich Uncles-sponsored programs or Rich Uncles-advised investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	Our Advisor and its affiliates receive fees in connection with transactions involving the purchase or origination and management of our properties and other real estate investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid substantial fees to and paid expenses of our Advisor and Sponsor in connection with our ongoing initial public offering, which payments increase the risk that our stockholders will not earn a profit on their investment. We will also pay significant fees during our liquidation stage.

•	Generally, our policy is to pay distributions from cash flow from operations. Our Advisor and/or Sponsor, at their sole election, may waive or defer reimbursements and fees otherwise due to them. A waiver or deferral of any fee or reimbursement owed to our Advisor or Sponsor will have the effect of increasing cash flow from operations for the relevant period and increase the cash available to make distributions to our stockholders because we will not have to use cash to pay any fee or reimbursement that was deferred during the relevant period. Any such deferred reimbursements and fees will not be interest-bearing and will be paid as and when determined by our board of directors. We will not use the proceeds from sales of our common stock or borrowed money to pay distributions but rather will pay distributions from cash flow from operations and, as elected solely by our Advisor and/or Sponsor, from waived or deferred reimbursements and fees. Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Item 1A. Risk Factors in this Annual Report. If our cash flow from operations decreases in the future, the level of our distributions may also decrease. In addition, our board of directors could elect to pay future distributions in excess of then-current cash flow from operations, to the extent that our Advisor waives or defers payment of fees and reimbursements to which it is entitled.

•	We may incur debt until our total liabilities would exceed 50% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

•	We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.

•

Our real estate investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our real estate properties could decrease. These events could in turn make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•	We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes including, but not limited to: the repurchase of shares under our share repurchase program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; the acquisition or origination of real estate investments, which include payment of acquisition fees to our Advisor; and the repayment of debt. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

•

Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.

•	Cybersecurity risks and cyber attack incidents would adversely affect our Offering process and may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results.

•	Our prospectus does not require us to liquidate our assets and dissolve by a specified date, nor does our prospectus require our directors to list our shares for trading by a specified date. No public market currently exists for our shares of common stock, and we have no plans at this time to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. In addition, our Amended and Restated Articles of Incorporation and Bylaws prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Our shares cannot be readily sold on a public exchange and, if our stockholders are able to sell their shares on the open market, they would likely have to sell them at a substantial discount from the price our stockholders paid to acquire the shares and from our estimated value per share.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.

•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to qualify as a real estate investment trust for U.S. federal income tax purposes.

PART I

ITEM 1.	BUSINESS

Overview

Rich Uncles NNN REIT, Inc. (the “Company”) was formed on May 14, 2015 as a Maryland corporation that intends to elect to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2016 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We expect to conduct our business substantially through our Operating Partnership, of which we are the sole general partner.

We intend to invest primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

Subject to certain restrictions and limitations, our business is externally managed by our Advisor pursuant to an Advisory Agreement. Our Advisor, which is wholly-owned by our Sponsor, manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset management, and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in the Notes to the Financial Statements.

We have investor relations personnel, but all expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and offering and provide administrative investor relations services. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organization and offering costs, but reimbursement shall not exceed an amount equal to 3% of our initial public offering gross offering proceeds.

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000.

On July 15, 2015, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public (the “Offering”). The SEC declared our registration effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016. We do not retain a broker-dealer to offer our shares. Rather, we offer our shares directly to the public.

We expect to use substantially all of the net proceeds from the Offering to acquire and manage a portfolio of real estate investments. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interests of our stockholders. We also have a conflicts committee, comprised of all of our independent directors, that oversees our relationship with and related party transactions involving us, our Advisor, Sponsor and their affiliates.

Through December 31, 2016 we had sold 2,437,718 shares of the Company’s common stock pursuant to the Offering for aggregate gross offering proceeds of $24,377,178.

Rich Uncles NNN Operator, LLC will make recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors subject to guidelines established by our board of directors which, if a proposed investment fits within such guidelines, specific board approval would not be needed.

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

Investment Objectives and Strategies

Overview

We expect to use substantially all of the net proceeds from the Offering to acquire and manage a portfolio of real estate investments. We intend to invest primarily in single tenant income-producing corporate commercial properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interests of our stockholders. We intend to notify our stockholders of any change to our investment policies by disclosing such changes in a public filing such as a prospectus supplement, or through a filing under the Exchange Act, as appropriate. There can be no assurance that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and
•	to preserve and return stockholder capital contribution.

We will also seek to realize growth in the value of our investment by timing the sale of our properties to maximize asset value. We may return all or a portion of stockholder capital contribution in connection with the sale of the Company or our properties.

While initial purchases of our properties will be funded with funds received from the sale of shares in the Offering, we anticipate incurring mortgage debt (not to exceed 50% of total value of all of our properties) against individual properties and/or pools of individual properties, and pledging such properties as security for that debt to obtain funds to acquire additional properties.

Investment Strategy

We will seek to acquire a portfolio consisting primarily of single tenant net leased properties throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant net leased properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	where construction is substantially complete to reduce risks associated with construction of new buildings;

•	leased on a “net” basis, where the tenant is responsible for the payment, and fluctuations in costs, of real estate and other taxes, insurance, utilities, and property maintenance;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with strong financial statements, including investment grade credit quality, at the time we acquire them; and

•	subject to long-term leases with defined rental rate increases.

We will seek to provide our stockholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant net leased properties;

•	stable cash flow backed by a portfolio of single tenant net leased real estate assets;

•	minimal exposure to operating and maintenance expense increases via the net lease structure where the tenant assumes responsibility for these costs;

•	contractual rental rate increases enabling higher potential distributions and a hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of the tenant leases;

•	enhanced stability resulting from strong credit characteristics of most of the tenants; and

•	portfolio stability promoted through geographic and product type investment diversification.

There can be no assurance that any of the properties we acquire will result in the benefits discussed above. See Item 1A, Risk Factors — Risks Related to Investments in Single Tenant Real Estate.

General Acquisition and Investment Policies

We will seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our stockholders.

Although this is our current focus, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

Our Advisor has substantial discretion with respect to the selection of specific properties. However, acquisition parameters will be established by our board of directors and potential acquisitions outside of these parameters will require approval by our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

•	tenant creditworthiness;

•	lease terms, including length of lease term, scope of landlord responsibilities if any under the net lease context, and frequency of contractual rental increases;

•	projected demand in the area;

•	a property’s geographic location and type;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	a property’s physical location, visibility, curb appeal and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;

•	potential capital reserves required to maintain the property;

•	the potential for the construction of new properties in the area;

•	evaluation of title and obtaining of satisfactory title insurance;

•	evaluation of any reasonable ascertainable risks such as environmental contamination; and

•	replacement use of the property in the event of loss of existing tenant (no special use properties).

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds from the Offering. We expect to acquire properties valued between $5 million to $15 million in the early years of our operations, in order to achieve diversity in our lease portfolio.

Creditworthiness of Tenants

In the course of making a real estate investment decision, we assess the creditworthiness of the tenant which leases the property we intend to purchase. Tenant creditworthiness is an important investment criterion, as it provides a barometer of relative risk of tenant default. Tenant creditworthiness analysis is just one element of due diligence which we perform when considering a property purchase; and the weight we intend to ascribe to tenant creditworthiness is a function of the results of other elements of due diligence.

Some of the properties we intend to acquire will be leased to public companies. Many public companies have their creditworthiness analyzed by bond rating firms such as Standard & Poor’s and Moody’s. These firms issue credit rating reports which segregate public companies into what are commonly called “investment grade” companies and “non-investment grade” companies. We expect that our portfolio of properties will contain a mix of properties that are leased to investment grade public companies, non-investment grade public companies, and non-public companies (or individuals).

The creditworthiness of investment grade public companies is generally regarded as very high. As to prospective property acquisitions leased to other than investment grade tenants, we intend to analyze publicly available information and/or information regarding tenant creditworthiness provided by the sellers of such properties and then make a determination in each instance as to whether we believe the subject tenant has the financial fortitude to honor its lease obligations.

We do not intend to systematically analyze tenant creditworthiness on an ongoing basis, post-acquisition. Many leases will limit our ability as landlord to demand on recurring bases non-public tenant financial information. It will be our policy and practice, however, to monitor public announcements regarding our tenants, as applicable, and tenant payment histories.

Description of Leases

We expect, in most instances, to acquire single tenant properties with existing net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Most of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. We anticipate that most of our acquisitions will have remaining lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk.

Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance.

Our Borrowing Strategy and Policies

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties, and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to fund repurchases of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.

There is no limitation on the amount we can borrow for the purchase of any individual property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets, and we intend to utilize up to 50% leverage in connection with our acquisition strategy. Our prospectus limits our borrowing to 50% of our net assets (equivalent to 50% of the cost of our assets) unless any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement).

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our prospectus regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Co-Ownership Investments

We may acquire some of our properties in the form of a co-ownership, including but not limited to tenants-in-common and joint ventures, some of which may be entered into with affiliates of our Advisor. Among other reasons, we may want to acquire properties through a co-ownership structure with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Co-ownership structures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through co-ownership structures. In determining whether to recommend a particular co-ownership structure, our Advisor will evaluate the subject real property under the same criteria described elsewhere in this prospectus.

We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investments by us and such affiliate are on substantially the same terms and conditions.

Economic Dependency

We are dependent on our Advisor for certain services that are essential to us, including the identification, evaluation, negotiation, acquisition or origination and disposition of investments; management of the daily operations and leasing of our portfolio; and other general and administrative responsibilities. In the event that our Advisor is unable to provide these services, we will be required to obtain such services from other sources.

Competitive Market Factors

The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

Although we believe that we are well-positioned to compete effectively, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders. Most, if not all of our real estate acquisitions are subject to Phase I environmental assessments prior to the time they are acquired.

Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of commercial real estate assets. All of our consolidated revenues are derived from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

Financial Information About Geographic Areas

See Note 3 to consolidated Financial Statements.

Employees

We have 32 full time and one part time paid employees which perform administrative investor services but all expenses related to such personnel are reimbursed to us by our Sponsor as part of the organizational and offering services they provide in managing our organization and the Offering. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organization and offering costs, but reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.

With respect to our other functions, the employees of our Advisor or its affiliates provide all of our management, acquisition, disposition, Advisory and other administrative services for us.

Principal Executive Office

Our principal executive offices are located at 3080 Bristol Street, Suite 550, Costa Mesa, California 92626.  Our telephone number and website address are (855) 742-4862 and http://www.richuncles.com, respectively.

Available Information

Access to copies of our registration statement on Form S-11, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other filings with the SEC, including supplements and amendments to such filings, may be obtained free of charge from the following website, http://www.richuncles.com, and/or through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

High Risks Related to the Start-up Nature of our Business

As a newly established business, there are high risks that are not present in other companies, including other real estate investment trusts, that have an established investment portfolio and operating history. These high risk factors include the following.

We have only a limited prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

We have a very limited operating history. As of December 31, 2016, we had only acquired nine properties and a 4.45% interest in Rich Uncles Real Estate Investment Trust I, an affiliated REIT, as described in Item 2. Properties. Therefore, we have limited operations and independent financing. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the “Rich Uncles NNN REIT, Inc.” name within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could adversely affect our business and operations.

If we are unable to raise substantial funds in the Offering, we will be limited in the number and type of investments we may make, and the value of stockholder investment will fluctuate with the performance of the specific properties we acquire.

The Offering is being made on a “best efforts” basis, meaning that we are only required to use our best efforts to sell our shares and have no firm commitment or obligation for the purchase any of the shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. In addition, because conduct our Offering through our Sponsor’s proprietary online investment platform, www.RichUncles.com, cybersecurity risks and cyber attack incidents would adversely affect the Offering process and may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Further, we will have certain relatively fixed third party expenses such as legal, tax and audit, regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds could increase our fixed third party expenses as a percentage of gross income, potentially reducing our net income and cash flow and potentially limiting our ability to make distributions.

Because our stockholders will not have the opportunity to evaluate the investments we may make before we make them, we are considered to be a blind pool. We may make investments with which our stockholders do not agree.

As of December 31, 2016, we have only acquired nine properties and a 4.45%  interest in Rich Uncles Real Estate Investment Trust I, an affiliated REIT that owns the properties described in Item 2. Properties. We have only identified a limited amount of other real estate investments that are reasonably probable of being acquired or originated with the proceeds from the Offering. We will seek to invest substantially all of the net proceeds from our primary public offerings, after the payment of fees and expenses, in real estate investments. Our board of directors and the management of our Advisor have broad discretion when identifying, evaluating and making such investments. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant creditworthiness and stockholders will likewise have no opportunity to evaluate potential tenants. As a result, stockholders must rely on our board of directors and our Advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which stockholders do not agree.

Because we are selling our shares directly to the public, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

Because there is no independent third party underwriter selling our shares or managing the sales effort, there will be no outside independent review of our finances and operations in connection with the preparation of the Offering, other than the attached independent audit of our financial statements. Other REITs who use a licensed broker-dealer to sell shares are subjected to a due diligence review by the underwriter or dealer manager to satisfy statutory duties under the Securities Act of 1933 and the rules of FINRA or the national securities exchange where the REIT securities are listed.

Due diligence reviews typically include an independent investigation of the background of the Sponsor, Advisor and their affiliates, review of the Offering documents and independent analysis of the plan of business and any underlying financial assumptions. A licensed broker-dealer also has “know your stockholder customer” obligations to determine whether the REIT investment is suitable for each individual investor. We intend to perform these tasks ourselves, but our investors do not benefit from a third party review of these facts and considerations.

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. See Federal Income Tax Risks.

Risks Related to an Investment in Our Common Stock

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our stockholders and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as Offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. There can be no assurance that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.

We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our Advisor in the acquisition of our investments, including the determination of any financing arrangements. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in the Offering, the greater our challenge will be to invest the net Offering proceeds on attractive terms. Our stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors. We can give no assurance that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our Advisor makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find suitable investments promptly, we will hold the proceeds from the Offering in an interest-bearing account or invest the proceeds in short-term assets. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

If we raise substantial Offering proceeds in a short period of time, we may not be able to invest all of the net Offering proceeds promptly, which may cause our distributions and the long-term returns to our stockholders to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more shares we sell in the Offering, the more difficult it will be to invest the net Offering proceeds promptly and on attractive terms. Therefore, the large size of the Offering increases the risk of delays in investing our net Offering proceeds. Our reliance on our Advisor and the real estate and debt finance professionals that our Advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other Rich Uncles-affiliated programs or Rich Uncles-advised investors could also delay the investment of the proceeds of the Offering. See Risks Related to Conflicts of Interest. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition of other real estate investments would likely limit our ability to pay distributions to our stockholders and reduce their overall returns.

Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.

Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans.

We plan to rely on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our initial indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.

Disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity only recently increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.

While we intend to diversify our portfolio of investments in the manner described in this Annual Report, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.

Any adverse economic or real estate developments in our target markets could adversely affect our operating results and our ability to pay distributions to our stockholders.

Because we depend upon our Advisor and its affiliates to conduct our operations, adverse changes in the financial health of our Advisor or its affiliates could cause our operations to suffer.

We depend on our Advisor to manage our operations and our portfolio of assets. Our Advisor depends upon the fees and other compensation that it receives from us, other Rich Uncles-affiliated programs and any future Rich Uncles-affiliated programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our Advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

We may not be successful in conducting the Offering, which would adversely impact our ability to implement our investment strategy.

The success of the Offering and our ability to implement our business strategy depend upon our ability to sell our shares in the Offering. All investors have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to invest in, which may make selling our shares to investors more difficult. If we are not successful in growing, operating and managing this process, our ability to raise proceeds through the Offering will be limited and we may not have adequate capital to implement our investment strategy.

The loss of or the inability to retain or obtain key real estate professionals at our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Messrs. Harold Hofer, Ray Wirta and Howard Makler, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our Advisor or its affiliates. If any of these persons were to cease their association with us, our Advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our bylaws provide that none of our independent directors shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are negligent or engage in willful misconduct. As a result, stockholders and the Company may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce recoveries from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.

We may change our targeted investments without stockholder consent.

We initially intend to invest in single-tenant income-producing properties which are leased to creditworthy tenants under long-term net leases; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

The Offering price per share of our common stock may not reflect the value that stockholders will receive for their investment.

As with any valuation methodology, the methodologies we use are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration.

Accordingly, with respect to our estimated NAV per share and our annually updated Offering price, we can give no assurance that:

•	a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon a sale of the Company;

•	our shares of common stock would trade at our estimated NAV per share on a national securities exchange;

•	a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or

•	the methodology used to determine our estimated NAV per share would be acceptable for compliance with ERISA reporting requirements.

The NAV of our shares will fluctuate over time in response to developments related to the capital raised during our Offering stage, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and finance markets.

Risks Related to Conflicts of Interest

Our Advisor, Sponsor and their affiliates, including all of our executive officers and our affiliated directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us and with other Rich Uncles-affiliated programs, which could result in actions that are not in the long-term best interests of our stockholders.

Most of our executive officers and our affiliated directors and other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor, Sponsor and/or other Rich Uncles-affiliated entities. Our Advisor, Sponsor and their affiliates receive substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;

•	sales of real estate investments, which entitle our Advisor to disposition fees;

•	acquisitions of real estate investments, which entitle our Advisor to acquisition fees based on the cost of the investment and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our Advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other Rich Uncles-affiliated programs, which might entitle affiliates of our Advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire real estate investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;

•	whether and when we seek to list our shares of common stock on a national securities exchange, which listing may make it more likely for us to become self-managed or internalize our management and which could also adversely affect the sales efforts for other Rich Uncles-affiliated programs, depending on the price at which our shares trade; and

•	whether we seek to sell the Company, which sale could terminate the asset management fee.

Our UPREIT Structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Our Advisor, Sponsor and its affiliates face conflicts of interest relating to the acquisition of assets due to their relationship with other Rich Uncles-affiliated programs and Rich Uncles-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.

We rely on our Advisor, Sponsor and other key real estate professionals at our Advisor, including Messrs. Hofer, Wirta and Makler to identify suitable investment opportunities for us. Rich Uncles Real Estate Investment Trust I is advised by our Sponsor and relies on many of the same real estate professionals as will future Rich Uncles-affiliated programs advised by our Advisor or an affiliate of our Advisor. As such, we and the other Rich Uncles-affiliated programs, and Rich Uncles-advised investors rely on many of the same real estate professionals, as will future Rich Uncles-affiliated programs and Rich Uncles-advised investors. Many investment opportunities that are suitable for us may also be suitable for other Rich Uncles-affiliated programs and Rich Uncles-advised investors. When these real estate professionals direct an investment opportunity to any Rich Uncles-affiliated program or Rich Uncles-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage may overlap with future Rich Uncles-affiliated programs and Rich Uncles-advised investors.

We and other Rich Uncles-affiliated programs and Rich Uncles-advised investors also rely on these real estate professionals to supervise the management of investments. If the Rich Uncles team of real estate professionals directs creditworthy prospective tenants to properties owned by another Rich Uncles-affiliated program or Rich Uncles-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.

Further, existing and future Rich Uncles-affiliated programs and Rich Uncles-advised investors and Messrs. Hofer and Wirta generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate-related investments.

There is a risk that stockholders could sue us and the directors involved if they determine that fiduciary duties to our stockholders were violated in connection with an internalization transaction, causing us to incur high litigation costs.

Our officers, our Advisor, our Sponsor, and the real estate, debt finance, management and accounting professionals assembled by our Advisor face competing demands on their time and this may cause our operations and our stockholders’ investment in us to suffer.

We rely on our officers, our Advisor, our Sponsor and the real estate, debt finance, management and accounting professionals that our Advisor retains, including Messrs. Hofer, Wirta and Makler to provide services to us for the day-to-day operation of our business. Rich Uncles Real Estate Investment Trust I is also advised by Rich Uncles, LLC and relies on our Sponsor and many of the same real estate, debt finance, management and accounting professionals, as will future Rich Uncles-affiliated programs and Rich Uncles-advised investors. Further, our officers and affiliated directors are also officers and/or affiliated directors of some or all of the other Rich Uncles-affiliated programs. Messrs. Hofer,Wirta and Makler are also executive officers of Rich Uncles Real Estate Investment Trust I and Rich Uncles. As a result of their interests in other Rich Uncles-affiliated programs, their obligations to Rich Uncles-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Hofer,Wirta and Makler face conflicts of interest in allocating their time among us, Rich Uncles Real Estate Investment Trust I, other Rich Uncles-affiliated programs and other Rich Uncles-advised investors, as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Rich Uncles-affiliated program in an internalization transaction or, if we internalize our Advisor, may not become our employees as a result of their relationship with other Rich Uncles-affiliated programs. If these events occur, the returns on our investments, and the value of stockholder investment in us, may decline.

All of our executive officers, our affiliated directors and the key real estate professionals assembled by our Advisor face conflicts of interest related to their positions and/or interests in our Advisor, our Sponsor and their affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Most of our executive officers, our affiliated directors and the key real estate professionals assembled by our Advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor, our Sponsor, and/or other Rich Uncles-affiliated entities. As a result, they owe fiduciary duties to each of these entities, their members and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Hofer and Wirta and existing and future Rich Uncles-affiliated programs and Rich Uncles-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because other Rich Uncles-affiliated programs may conduct offerings concurrently with the Offering, our Advisor and our Sponsor may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Future Rich Uncles-affiliated programs may seek to raise capital through offerings conducted concurrently with the Offering. As a result, our Advisor may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our Sponsor generally seeks to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including key investment objectives. Nevertheless, there may be periods during which one or more Rich Uncles-affiliated programs will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.

Our board of directors’ loyalties to Rich Uncles Real Estate Investment Trust I and possibly to future Rich Uncles-affiliated programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another Rich Uncles-affiliated program at our expense.

As of the date of this Annual Report all of our directors are also trust managers (the equivalent of trustees) of Rich Uncles Real Estate Investment Trust I. The loyalties of our directors serving on the board of trust managers of Rich Uncles Real Estate Investment Trust I, or possibly on the boards of directors of future Rich Uncles-affiliated programs, may influence the judgment of our board of directors when considering issues for us that also may affect other Rich Uncles-affiliated programs, such as the following:

•	Our conflicts committee must evaluate the performance of our Advisor with respect to whether our Advisor is presenting to us our fair share of investment opportunities. If our Advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other Rich Uncles-affiliated programs or if our Advisor is giving preferential treatment to other Rich Uncles-affiliated programs in this regard, our conflicts committee may not be well-suited to enforce our rights under the terms of the Advisory agreement or to seek a new Advisor.

•	We could enter into transactions with other Rich Uncles-affiliated programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our Advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other Rich Uncles-affiliated programs might entitle our Advisor or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition fees and other fees that we might pay to our Advisor in connection with such transaction. Similarly, property sales to other Rich Uncles-affiliated programs might entitle our Advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our Advisor in connection with such transaction. Decisions of our board or our conflicts committee regarding the terms of those transactions may be influenced by our board’s or our conflicts committee’s loyalties to such other Rich Uncles-affiliated programs.

•	A decision of our board or our conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other Rich Uncles-affiliated programs.

•	A decision of our board or our conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other Rich Uncles-affiliated programs.

•	A decision of our board or our conflicts committee regarding whether and when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other Rich Uncles-affiliated programs, depending on the price at which our shares trade.

Because our conflicts committee members are also independent trust managers of Rich Uncles Real Estate Investment Trust I, they receive compensation for service on the board of Rich Uncles Real Estate Investment Trust I. Rich Uncles Real Estate Investment Trust I pays each independent trust manager $5,000 per meeting attended (including via email or telephone) and $1,000 per acquisition vote outside of votes in the course of a meeting. Compensation is paid in Rich Uncles Real Estate Investment Trust I shares. In addition, like us, Rich Uncles Real Estate Investment Trust I reimburses trust managers for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of its board of directors.

If we ever decided to become self-managed, the terms of the management arrangement would not be negotiated in an arms-length transaction.

If we ever decided to become self-managed by acquiring our Advisor and/or entities affiliated with our Advisor, there is a risk that internalization of management would not be fair to stockholders because it may not be negotiated in an arms-length transaction. Our amended and restated articles of incorporation require that a majority of our board of directors (including a majority of our conflicts committee) not otherwise interested in the transaction conclude that such internalization transaction is fair and reasonable to us and any fees or other compensation due by virtue of the internalization transaction to our Advisor and/or affiliated entities are also fair and reasonable to us.

Risks Related to Our Corporate Structure

Our articles of incorporation limits the number of shares a person may own and permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our articles of incorporation, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our amended and restated articles of incorporation prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Stockholder returns may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•	is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that neither we nor our Operating Partnership will be required to register as an investment company based on the following analysis. With respect to the 40% test, the entities through which we and our Operating Partnership intend to own our assets will be majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.

We believe that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

We do not have a separately appointed audit committee composed of independent directors, which could increase the risk of a financial reporting failure.

Our four independent members of the board of directors all serve on the conflicts committee, which addresses issues requiring independent review of management decisions of the board of directors, such as oversight of our Advisor, which are required to be made by a majority of our independent directors under state regulatory requirements or under our charter documents. We have not appointed a separate audit committee composed of independent directors because of the demands already placed on the independent directors by their conflicts committee duties. Instead, responsibilities addressed by audit committees of other REITs are handled by the full board of directors including the independent directors.

Because we have no separately appointed audit committee, no special committee has been assigned to devote special attention to understanding our financial statements and financial condition, dealing regularly with our auditors, and setting corporate policy on financial controls and reporting. The absence of a specially appointed audit committee may increase the possibility of failures to properly supervise our financial controls and reporting requirements in the management of our business.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our amended and restated articles of incorporation, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders may not be able to immediately sell their shares under our share repurchase program.

We do not expect that a secondary market for resale of our stock will develop, but we do provide a monthly share repurchase program for stockholders who wish to sell their shares. Our ability to repurchase shares depends upon the levels of our cash reserves (including distribution reinvestment proceeds), availability under any line of credit that we might have, the pace of new share sales, and our ability to sell properties. There can be no assurance that we will have sufficient cash reserves for share repurchases at all times.

If we must sell properties in order to honor repurchase requests, the repurchase of shares tendered for repurchase could be delayed until we have sold sufficient properties to honor such requests. We expect that the property sale process, if required to honor repurchase requests, could take several months, and we cannot be sure how long it might take to raise sufficient capital from property sales and other sources to honor all such requests. We intend to honor such repurchase requests in the order they are received.

Prior to our initial calculation of our NAV and NAV per share, which we anticipate will be performed in January 2018 and calculated as of December 31, 2017, share repurchases during any 12 month period will not exceed 5% of the weighted-average number of shares outstanding during the prior 12 months. Following the initial calculation of our NAV and NAV per share, the share repurchase limits will be changed to equal 2% of aggregate NAV value per month but not to exceed 5% per quarter. These repurchase limits are described in greater detail in Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program—Limitations on Repurchase—Post-NAV Calculation. The share repurchase program will also be subject to the revised procedures described in detail below in Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Share Repurchase Program—Repurchase Procedures-Post-NAV Calculation. However, we will only repurchase shares if, among other conditions, in the opinion of our Advisor, we have sufficient reserves with which to repurchase shares and at the same time maintain our then-current plan of operation.

The share repurchases will be subject to an administrative charge of 3% of the share repurchase price proceeds if the shares are owned for less than one year, 2% if the shares are owned less than two years but greater than one year, and 1% if the shares are owned for less than three years but greater than two years. There is no administrative charge for shares held for at least three years.

Our board may amend, suspend or terminate our share repurchase program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase program upon ten business days’ notice to our stockholders. See Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, for more information about the program.

We may, at some future date, seek to list our shares on a national securities exchange to create a secondary market for our stock, but we have no current plan to do so, and for the foreseeable future stockholders should assume that the only available avenue to sell their shares will be our share repurchase program, described above.

Our stockholders’ interest in us could be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 200,000,000 shares of common stock. Our board of directors may increase the number of authorized shares of common stock without stockholder approval. After our investors purchase shares in the Offering, our board may elect to (i) sell additional shares in this or in future public offerings, including through our dividend reinvestment plan; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor and/or Sponsor, or their successors or assigns, in payment of outstanding fee obligations; (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our stockholders purchase shares, whether in this or future primary offerings, pursuant to our dividend reinvestment plan or otherwise, our stockholders’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuance of shares, the use of the proceeds and the value of our real estate investments, our stockholders could also experience dilution in the book value and NAV of their shares and in the earnings and distributions per share.

Payment of fees to our Advisor, Sponsor and their affiliates reduces cash available for investment and distribution to our stockholders and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

Our Advisor, Sponsor and their affiliates perform services for us in connection with the selection and acquisition of our real estate investments, the management and leasing of our real estate properties, the administration of our real estate-related investments and the disposition of our real estate investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our Advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our dividend reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment in us.

Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection. For more information about the business combination, control share acquisition and Subtitle 8 provisions of Maryland law.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offering stockholder must provide our Company notice of such tender offer at least 10 business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our Company will have the right to repurchase that stockholder’s shares and any shares acquired in such tender offer. In addition, the noncomplying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.

We are subject to risks relating to litigation and regulatory liability.

We face legal risks in our businesses, including risks related to the securities laws and regulations across various state and federal jurisdictions. Non-traded REITS have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the Securities and Exchange Commission. In March, April and May 2016, our affiliate, Rich Uncles Real Estate Investment Trust I, sold shares of its stock in excess of the amount which it had registered for sale in California, resulting in a violation of the registration requirements of the California Securities Law of 1968. To remedy this, Rich Uncles Real Estate Investment Trust I reported the sales in excess of the California permit to the Department of Business Oversight and made a repurchase offer pursuant to Section the California securities law to those investors who had purchased shares in excess of the permit. Violations of state and federal securities registration laws may result in contingent liabilities to purchasers for sales of unregistered securities and may also subject the seller to fines and penalties by securities regulatory agencies. It is possible that we and our affiliates could be subject to sanctions or to similar liabilities in the future, should another violation of securities registration requirements occur. A finding of such a violation could have a material adverse effect on our business, financial condition and operating results.

General Risks Related to Investments in Real Estate

Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.

Our operating results and the performance of the properties we acquire are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

•	downturns in national, regional and local economic conditions;

•	competition from other commercial buildings;

•	adverse local conditions, such as oversupply or reduction in demand for commercial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;

•	we rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, most sellers of large commercial properties are special purpose entities without significant assets other than the property itself. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided by the code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for share repurchases or distributions to stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in stockholder best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in stockholder best interests.

Properties that become vacant could be difficult to re-lease or sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our stockholders.

Properties may incur vacancies either by the expiration and non-renewal of tenant leases or the default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders.

We intend to purchase properties with (or enter into, as necessary) long-term leases with tenants, which may not result in fair market rental rates over time.

We intend to purchase properties with (or enter into, as necessary) long-term leases with tenants and include renewal options that specify a maximum rate increase. These leases would provide for rent to increase over time; however, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our cash available for distribution could be lower than if we did not purchase properties with, or enter into, long-term leases.

We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to make distributions to our stockholders are dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce distributions to stockholders.

The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.

Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

Actions of our potential future tenants-in-common could reduce the returns on tenants-in-common investments and decrease our stockholders’ overall return.

We may enter into tenants-in-common or other joint ownership structures with third parties to acquire properties and other assets. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	our co-owner in an investment could become insolvent or bankrupt;

•	our co-owner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	our co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	disputes between us and our co-owner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.

While we intend that any co-ownership investment that we enter into will be subject to a co-ownership contractual arrangement that will address some or all of the above issues, any of the above might still subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of stockholder investment in us.

Costs imposed pursuant to laws and governmental regulations may reduce our net income and our cash available for distribution to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay distributions to our stockholders and may reduce the value of our stockholders’ investment in us.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce our cash available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders.

We intend that most if not all of our real estate acquisitions be subject to Phase I environmental assessments prior to the time they are acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment.

Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distribution.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distribution to our stockholders.

Uninsured losses relating to real property could reduce our cash flow from operations and the return on our stockholders’ investment in us.

We expect that most of the properties we acquire will be subject to leases requiring the tenants thereunder to be financially responsible for property liability and casualty insurance. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable and/or that the tenants are not contractually obligated to provide insurance for. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of stockholder investment in us. In addition, other than any working capital reserve and other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property.

Other general real estate risks include those set forth below.

•	If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

•	If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.

•	We may not have funding for future tenant improvements, which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

•	We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

•	We may be required to reimburse tenants for overpayments of estimated operating expenses.

Risks Related to Investments in Single Tenant Real Estate

Most of our properties will depend upon a single tenant for their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a tenant’s lease termination.

We expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to stockholders. In the event of a bankruptcy, we cannot assure stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected. Further, our lenders may have a first priority claim to any recovery under the leases, any guarantees and any credit support, such as security deposits and letters of credit.

Net leases may not result in fair market lease rates over time.

We expect most of our rental income to come from net leases. Net leases typically contain (1) longer lease terms; (2) fixed rental rate increases during the primary term of the lease; and (3) fixed rental rates for initial renewal options, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates if fair market rental rates increase at a greater rate than the fixed rental rate increases.

Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

We focus our investments on commercial properties, a number of which will be special use single tenant properties. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to our stockholders.

A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.

Risks Associated with Debt Financing

We obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.

We obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.

If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment in us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.

We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to- collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratios. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose money.

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to our stockholders.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

We may use leverage in connection with any real estate investments we make, which increases the risk of loss associated with this type of investment.

We may finance the acquisition of certain real estate-related investments with warehouse lines of credit and repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the leases in underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Our debt service payments will reduce our cash available for distribution. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. If we utilize repurchase financing and if the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage-backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our Advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to our stockholders.

Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We may incur variable rate debt. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment in us.

We may incur debt until our total liabilities would exceed 50% of the cost of our tangible assets (before deducting depreciation or other noncash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement) and we may exceed this limit with the approval of the majority of our conflicts committee. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. Our prospectus limits our borrowing to 50% of our net assets (equivalent to 50% of the cost of our assets) unless any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.

High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective.

From time to time, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. There is no assurance that our hedging strategy will achieve our objectives. We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. As a result of the global credit crisis, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with an interest rate swap agreement could result in the loss of that collateral.

Federal Income Tax Risks

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount of their distributions that are reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•	If we elect to treat property that we acquire in connection with certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•	If we sell an asset that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If a tax-exempt stockholder has incurred debt to purchase or hold our common stock, then a portion of the distributions to and gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which our stockholders might receive a premium for their shares over the then prevailing market price or which our stockholders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Distributions payable by REITs do not qualify for the reduced tax rates.

The maximum federal tax rate for qualified dividend distributions payable to domestic stockholders that are individuals, trusts and estates is 20%. Distributions payable by REITs, however, are generally not considered non-qualified dividends and hence not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of the date of December 31, 2016, we own the following properties:

Property and Location	Rentable Square Feet	Property Type	Purchase Price	Mortgage Financing	Effective Annual Base Rent (1)	Acquisition Fee		Lease Term (years) (2)	Renewal Options (number/ years) (2)
Accredo Orlando, FL	63,000	Office	$10,710,500	$5,060,700	$872,550	$321,330		4.7	1/5-yr
Occupancy Rate: 100%

Walgreens Stockbridge, GA	15,120	Retail	5,020,000	2,259,000	360,000	150,600		5.0	8/5-yr
Occupancy Rate: 100%

5405 Tiffin Ave, Castalia, OH	9,200	Retail	1,138,000	—	79,320	34,140		13.5	3/5-yr
Occupancy Rate: 100%

7970 E Harbor Rd, Lakeside, OH	9,200	Retail	1,162,500	—	81,036	34,875		13.5	3/5-yr
Occupancy Rate: 100%

6696 State Route, Mt Gilead, OH	9,142	Retail	1,232,700	—	85,924	36,981		13.6	3/5-yr
Occupancy Rate: 100%

23 Wert Drive, Thompsontown, PA	7,881	Retail	1,233,800	—	85,998	39,205		14.0	3/5-yr
Occupancy Rate: 100%

409 US Route, Wilton, ME	9,100	Retail	1,613,000	—	112,439	48,390		13.7	3/5-yr
Occupancy Rate: 100%

1905 Hallowell, Litchfield, ME	8,800	Retail	1,333,600	—	92,961	40,008		13.9	3/5-yr
Occupancy Rate: 100%

5900 Hwy Cedar Park, TX	45,465	Office	9,140,000	—	656,076	274,200		7.5	2/5-yr
Occupancy Rate: 100%

Total			$32,584,100	$7,319,700	$2,426,304	$979,729	(3)

(1)	Effective annual base rent and effective annual base rent per square foot include adjustments for rent concessions or abatements, if any. Our properties are subject to long-term triple or double net leases that require the tenants to pay substantially all operating expenses in addition to base rent.
(2)	Represents the lease term beginning with the later of the purchase date or the rent commencement date through the end of the non-cancelable lease term, assuming no renewals are exercised.
(3)	Total Acquisition Fees incurred by the Company for the year ended December 31, 2016 was $979,729.

In evaluating these properties for acquisition, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. We do not currently have plans to incur any significant costs to renovate, improve or develop the properties, and we believe that the properties are adequately insured.

Investment in Rich Uncles Real Estate Investment Trust I

In June 2016 we purchased 200,000 shares of common stock of Rich Uncles Real Estate Investment Trust I, a California business trust for $2,000,000. $2,884 of Rich Uncles Real Estate Investment Trust I’s 2016 second quarter dividends were reinvested for an additional 288 shares. We purchased an additional 163,162 shares amounts in November 2016 for $1,631,618 and an additional 902 shares in December 2016 for $9,016. Rich Uncles Real Estate Investment Trust I is an affiliate of ours and we share the same Advisor, Sponsor, and officers and directors. As of December 31, 2016, we own 4.45% of the outstanding common stock of Rich Uncles Real Estate Investment Trust I and share in the same rights and economic interests of all other stockholders. We have no present intention of increasing our ownership in Rich Uncles Real Estate Investment Trust I, and the current investment was based upon the unanimous conclusion of our directors that the properties portfolio of Rich Uncles Real Estate Investment Trust I uniquely meet our investment criteria for the properties that we have and will continue to acquire.

Our Advisor receives no fees or other compensation in connection with our investment in Rich Uncles Real Estate Investment Trust I. Our investment in Rich Uncles Real Estate Investment Trust I was also approved by our conflicts committee which is composed of all of our independent directors, and our conflicts committee is charged with reviewing all interactions between us and Rich Uncles Real Estate Investment Trust I. The conflicts committee oversees this investment and all potential conflicts of interest that may arise, including those that may arise in connection with prospective acquisitions and dispositions within Rich Uncles Real Estate Investment Trust I’s portfolio.

As of December 31, 2016, Rich Uncles Real Estate Investment Trust I owned each of the following properties:

Property & Location	Rentable Square Feet	Year Acquired	Property Type	Purchase Price ($ thousands)	Original Mortgage Financing ($ thousands)	Cash Investment ($ thousands)	Acquisition Fee ($ thousands)
Chase Bank Office & Great Clips, Antioch, California	7,008	2014	Retail	$3,775	$2,000	$1,900	$76
Occupancy Rate: 100%

Chevron, San Jose, CA	1,060	2015	Service Station	2,747	-	2,809	55
Occupancy Rate: 100%

Chevron, Rancho Cordova, CA	2,026	2015	Service Station	2,574	-	2,632	51
Occupancy Rate: 100%

Levins, Sacramento, CA	76,000	2015	Auto Supply	3,750	2,250	1,674	75
Occupancy Rate: 100%

Chevron, Roseville, CA	3,300	2015	Service Station	2,772	-	1,865	55
Occupancy Rate: 100%

Island Pacific Supermarket, Elk Grove, CA	13,963	2015	Super-market	3,720	2,046	1,819	74
Occupancy Rate: 100%

Dollar General, Bakersfield, CA	18,827	2015	Retail	4,575	2,517	2,257	92
Occupancy Rate: 100%

Rite Aid, Lake Elsinore, CA	17,272	2015	Pharmacy	7,905	3,953	4,257	158
Occupancy Rate: 100%

PMI Preclinical, San Carlos, CA	20,800	2015	Medical Testing	8,920	4,460	4,804	178
Occupancy Rate: 100%

Eco Thrift Sacramento, CA	38,500	2016	Retail	4,750	2,850	2,112	95
Occupancy Rate: 100%

General Services Administration Vacaville, CA	11,014	2016	Office	3,175	1,935	1,401	64
Occupancy Rate: 100%

PreK Education Center San Antonio, TX	50,150	2016	Retail	10,850	5,425	5,706	217
Occupancy Rate: 100%

Dollar Tree Morrow, GA	10,906	2016	Retail	1,455	-	1,487	29
Occupancy Rate: 100%

Dinan Cars Morgan Hill, CA	27,296	2016	R&D Flex	5,306	2,860	2,524	106
Occupancy Rate: 100%

Amec Foster Wheeler, San Diego, CA	37,449	2016	R&D Office	7,450	3,725	3,876	149
Occupancy Rate 100%

Solar Turbines, San Diego, CA	26,036	2016	Office	6,250	3,125	3,252	125
Occupancy Rate 100%

Illinois Tool Works, El Dorado Hills, CA	38,500	2016	R&D Office	6,466	3,233	3,421	129
Occupancy Rate 100%

Dollar General, Big Springs, TX	9,288	2016	Retail	1,234	-	643	25
Occupancy Rate 100%

Gap, Rocklin, CA	40,110	2016	Office	7,700	-	4,076	154
Occupancy Rate 100%

L3 Communications, Carlsbad, CA	46,135	2016	R&D Office	10,650	-	11,197	213
Occupancy Rate 100%
				$106,024	$40,379	$63,712	$2120

Lease Expirations

Year	2017	2018	2019	2020	2021	2022	2023
Number of Leases	1	-	-	1	3	2	4
Square Footage	5,660	-	-	-	113,635	84,635	144,754
Annual Rent	$251,032	$-	$-	$13,920	$1,966,213	$1,196,477	$1,234,372
% of Total Annual Rent	4%	-%	-%	-%	26%	16%	16%

Year	2024	2025	Thereafter	Total
Number of Leases	-	6	5	22
Square Footage	-	52,055	94,937	495,676
Annual Rent	-	$1,415,527	$1,409,584	$7,487,125
% of Total Annual Rent	-%	19%	19%	100%

2017 Acquisitions

On December 23, 2016, the due diligence period expired for our pending acquisition of a 107,419 square foot office property in Melbourne, Florida that is leased to Northrop Grumman. We closed the acquisition of this property on March 7, 2017 for a purchase price of $13,270,000, with no initial mortgage financing. The effective annual base rent for the property is $1,162,274 with a 4.2-year remaining lease term and an option for a 5-year lease renewal.

On February 23, 2017, we entered into an agreement to acquire a 34,262 square foot office property in Maitland, Florida that is leased to exp US Services. We closed the acquisition of this property on March 27, 2017 for a purchase price of $6,750,000, with no initial mortgage financing. The effective annual base rent for the property is $681,077 with a 9.7-year remaining lease term and an option for a 5-year lease renewal.

On February 9, 2017, we entered into an agreement to acquire a 70,960 square foot Retail property in Dallas/Fort Worth, Texas that is leased to Harley Davidson. We expect to close the acquisition of this property in April, 2017 for a purchase price of $12,750,000, with no initial mortgage financing. The effective annual base rent for the property is $900,000 with a 15-year remaining lease term and 2 options, each for a 5-year lease renewal. Our

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government authorities.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 27, 2017, we had 4,353,420 shares of common stock outstanding held by a total of approximately 3,039 stockholders of record.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

We have established a share repurchase program to provide limited liquidity for our stockholders, subject to the provisions of the program and limitations imposed by the SEC which is described below in this Item 5 under the heading Share Repurchase Program.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became our initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000.

On July 15, 2015, we filed a registration statement on Form S-11 with the SEC (Registration No. 333-205684) to register an initial public offering to offer a maximum of 100,000,000, or up to $1,000,000,000 of shares, of common stock for sale to the public (the “Offering”). 90,000,000 of the shares are being sold in the Offering to investors in the primary Offering and 10,000,000 of the shares are reserved for stockholders to purchase through our dividend reinvestment program. The SEC declared our registration effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016. As of December 31, 2016, we had sold 2,445,218 shares directly to investors, and 12,500 shares to our stockholders through our dividend reinvestment plan.

Also, as of December 31, 2016, Sponsor reimbursement for organization and offering expenses, subject to the 3% of gross offering proceeds limitation, totaled $731,315.

From the commencement of the Offering through December 31, 2016, the net offering proceeds to us, after deducting the reimbursable offering expenses incurred as described above, were approximately $24,377,178, including net offering proceeds from our dividend reinvestment plan of $124,996.

We have used substantially all of the net proceeds from the Offering to acquire and manage our current corporate commercial real estate properties and our real estate investment in an affiliated REIT. See Item 2. Properties.

Distributions Information

We intend to pay distributions on a monthly basis, and we paid our first distribution on July 11, 2016. The rate is determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Distributions declared, distributions paid and cash flows from operations were as follows during the year ended December 31, 2016:

					Cash flows
					(used in)
	Cash	Distributions			provided by
	distributions	declared per	Cash distributions paid		operating
Period	declared	share	Cash	Reinvested	activities
First Quarter 2016	$–	$–	$–	$–	$(90)
Second Quarter 2016	–	–	–	–	56,530
Third Quarter 2016	12,078	0.14	4,852	7,226	(103,690)
Fourth Quarter 2016	159,083	0.18	41,313	117,770	(79,920)
Totals	$171,161	$0.32	$46,165	$124,996	$(127,170)

The tax composition of our distributions declared for the year ended December 31, 2016 was as follows:

For the year ended December 31, 2016 distributions paid to our stockholders were 0% ordinary income, 0% capital gain, and 100% return of capital/nondividend distribution.   Distributions are paid on a monthly basis. In general, distributions for record dates as of end of a given month are paid on or about the 10th of the following month.

Distributions to stockholders for the year ended December 31, 2016 were declared and paid monthly based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
June 15 (date of purchase of first property)-30	$0.00180556	July 5	July 11
July 1-31	$0.00174731	August 10	August 11
August 1-31	$0.00174731	September 7	September 12
September 1-30	$0.00194440	October 7	October 11
October 1-31	$0.00188170	November 9	November 10
November 1-30	$0.00194440	December 12	December 12
December 1-31	$0.00188170	January 10, 2017	January 10, 2017

Going forward, we expect our board of directors to continue to declare cash distributions based on daily record dates and to pay these distributions on a monthly basis, and after the Offering to continue to declare stock distributions based on a single record date as of the end of the month, and to pay these dividends on monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for stock dividends or cash distributions to stockholders. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet IRS REIT qualification standards.

Generally, our policy is to pay distributions from cash flow from operations, and over the long-term, we expect that our distributions will be paid from cash flow from operations. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, our Advisor may elect in its sole discretion to defer, but not waive, fees and/or reimbursements to which it is otherwise entitled to fund some or all of our distributions.

We will not use the proceeds from sales of our common stock or borrowed money to pay distributions but rather will pay distributions from cash flow from rental operations and, as elected solely by our Advisor and/or Sponsor, from waived and deferred reimbursements and fees. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. Additionally, to the extent our Advisor elects, in its sole discretion, to defer all or any portion of its monthly asset management fee (which is payable in the amount equal to 0.1% of the total investment value of our assets), our Advisor will be deemed to have waived, not deferred, that portion of its monthly asset management fee that is up to 0.025% of the total investment value of our assets.

To date, the sources of cash used to pay our stockholder distributions have been from net rental income received and waivers or deferrals of Advisor Asset Management Fees.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors.” Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our Advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed cash flow from operations, to the extent that the Advisor defers payment of fees and reimbursements to which it is entitled.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. See Federal Income Tax Considerations—Taxation of Rich Uncles NNN REIT —Annual Distribution Requirements. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Share Repurchase Program

Our shares are currently not listed on a national securities exchange or included for quotation on a national securities market, and we currently do not intend to list our shares. In order to provide our stockholders with some liquidity, we have adopted a share repurchase program that may enable stockholders to sell their shares of common stock to us in limited circumstances. Stockholders may present for repurchase all or a portion of their shares to us in accordance with the procedures outlined herein. Upon such presentation, we may, subject to the conditions and limitations described below, repurchase the shares presented to us for cash to the extent we have sufficient funds available to us to fund such repurchase. We will not pay the Advisor or its affiliates any fees to complete any transactions under our share repurchase program.

As of December 31, 2016, 8,637 shares had been tendered for redemption by the Company, which represented all redemption requests received in good order and eligible for redemption through December 31, 2016, except for the $17,467 of shares in connection with the redemption requests that remained unsatisfied as of December 31, 2016. These shares were repurchased, or will be repurchased with respect to shares tendered for redemption in December 2016, with the proceeds from reinvested dividends at an average price per share of $10, less a 3% administrative charge that is in effect during the 12 month period following a stockholder’s investment in the shares that are subsequently repurchased under the program.

Repurchase Price

The prices at which we will repurchase shares are as follows:

•	For those shares held by the stockholder for less than one year, 97% of the most recently published NAV per share or in the absence of a published NAV per share, $9.70 per share (which is equal to 97% of the $10.00 per share price in the Offering);

•	For those shares held by the stockholder for at least one year but less than two years, 98% of the most recently published NAV per share or in the absence of a published NAV per share, $9.80 per share (which is equal to 98% of the $10.00 per share price in the Offering);

•	For those shares held by the stockholder for at least two years but less than three years, 99% of the most recently published NAV per share or in the absence of a published NAV per share, $9.90 per share (which is equal to 99% of the $10.00 per share price in the Offering); and

•	For those shares held by the stockholders for at least three years, 100% of the most recently published NAV per share, or in the absence of a published NAV per share, then $10.00 per share.

However, at any time we are engaged in an offering of shares, the price at which we will repurchase shares will never be greater than the applicable per-share offering price.

For purposes of determining the time period a stockholder has held each share, the time period begins as of the date the stockholder acquired the share. As described above, the shares owned by a stockholder may be repurchased at different prices depending on how long the stockholder has held each share submitted for repurchase.

We currently intend to determine our NAV and NAV per share annually in January of each year as of December 31 of the prior year, beginning in January 2018 and calculated as of December 31, 2017. In addition, we may update our NAV at any time between our annual calculations of NAV to reflect significant events that we have determined have had a material impact on NAV. We will report the NAV per share of our common stock (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate written notice to the stockholders. During our Offering stage, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as required under federal securities laws. We will also provide information about our NAV per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov) and on our toll-free information line: (1-855-742-4862). In the event that our NAV and NAV per share change during the year, we will publish our new NAV per share no later than ten business days prior to the second-to-last business day of the month in which such adjustment occurs.

Limitations on Repurchase

We may, but are not required to, use available cash not otherwise dedicated to a particular use to pay the repurchase price, including cash proceeds generated from the dividend reinvestment plan, securities offerings, operating cash flow not intended for distributions, borrowings and capital transactions, such as asset sales or loan refinancings. We cannot guarantee that we will have sufficient available cash to accommodate all repurchase requests made in any given month.

In addition, we may not repurchase shares in an amount that would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Additional limitations on share repurchases under the share repurchase program are as follows:

Pre-NAV Calculation.

Until the initial calculation of our NAV and NAV per share, to the extent our board of directors determines that we have sufficient available cash for share repurchases, we intend to repurchase shares subject to the limit that, during any 12-month period, redemptions will not exceed 5% of the weighted-average number of shares outstanding during the prior 12 months.

Post-NAV Calculation.

Following the initial calculation of our NAV and NAV per share currently scheduled to occur on December 31, 2017, we will be subject to the following limitations on the number of shares we may repurchase under the program:

•	Repurchases per month will be limited to no more than 2% of our most recently determined aggregate NAV, which the we currently intend to calculate on an annual basis beginning with a calculation as of December 31, 2017, and for any calendar quarter to no more than 5% of our most recently determined aggregate NAV, which means we will be permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of our aggregate NAV in any 12-month period as adjusted in the below paragraphs.

•	We currently intend that the foregoing repurchase limitations will be based on “net repurchases” during a quarter or month, as applicable. The term “net repurchases” means the excess of our share repurchases (capital outflows) over the proceeds from the sale of our shares (capital inflows) for a given period. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of our most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Offering (including purchases pursuant to our dividend reinvestment plan) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

•	While we currently intend to calculate the foregoing repurchase limitations on a net basis, our board of directors may choose whether the 5% quarterly limit will be applied to “gross repurchases,” meaning that amounts paid to repurchase shares would not be netted against capital inflows. If repurchases for a given quarter are measured on a gross basis rather than on a net basis, the 5% quarterly limit could limit the amount of shares redeemed in a given quarter despite us receiving a net capital inflow for that quarter.

•	In order for our board of directors to change the basis of repurchases from net to gross, or vice versa, we will provide notice to our stockholders in a prospectus supplement or current or periodic report filed with the SEC, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

Procedures for Repurchase

Pre-NAV Calculation.

Qualifying stockholders who desire to have their shares repurchased by us would have to give notice as provided on their personal on-line dashboard at www.RichUncles.com. All requests for repurchase must be received by our Advisor at least three business days prior to the end of a month. You may also withdraw a previously made request to have stockholder shares repurchased. Withdrawal request must also be received by our Advisor at least three business days prior to the end of a month. We will repurchase shares on the third business day after the end of a month in which a request for repurchase was received and not withdrawn.

If we cannot repurchase all shares presented for repurchase in any month because of the limitations on repurchases set forth in our share repurchase program, then we will honor repurchase requests on a pro rata basis.

In addition, if we do not completely satisfy a repurchase request on a repurchase date because our Advisor did not receive the request in time, because of the limitations on repurchases set forth in our share repurchase program or because of a suspension of the program, then we will treat the unsatisfied portion of the repurchase request as a new request for repurchase, unless the repurchase request is withdrawn, and such new request will be subject to the same limitations and treated the same as all other new repurchase requests. Any stockholder can withdraw a repurchase request by sending written notice to the program administrator, provided such notice is received at least three business days before the end of the month.

Within three business days after a stockholder repurchase requests becomes fully or partially unsatisfied, we will notify the stockholder by email that the unsatisfied portion of the request has been automatically renewed for repurchase, unless the stockholder withdraws the request at least three business days prior to the end of the month in which the notice was received. We will also continue to supplement or amend this prospectus to disclose full or partial share repurchases.

Post-NAV Calculation.

Qualifying stockholders who desire to have their shares repurchased by us would have to give notice as provided on their personal on-line dashboard at www.RichUncles.com. All requests for repurchase must be received by our Advisor at least two business days prior to the end of a month. You may also withdraw a previously made request to have stockholder shares repurchased, but must do so at least two business days prior to the end of a month. We will repurchase shares on the third business day after the end of a month in which a request for repurchase was received and not withdrawn.

As noted above, we may use cash not otherwise dedicated to a particular use to fund repurchases under the share repurchase program. However, after we calculate our initial NAV and NAV per share, we will have the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase to shares at all, in the event that we lack readily available funds to do so due to market conditions beyond our control, our need to main liquidity for our operations or because we determine that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. Any determination to repurchase fewer shares than have been requested to be repurchased may be made immediately prior to the applicable date of repurchase. We will disclose any such determination to our current and prospective stockholders.

In the event that we repurchase some but not all of the shares submitted for repurchase in a given period, share submitted for repurchase during such period will be repurchased on a pro rata basis. If, in each of the first two months of a quarter, the 2% monthly repurchase limit is reached and repurchases are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will be less than 2% of our aggregate NAV because repurchases for that month, combined with repurchases for the two previous months, cannot exceed 5% of our aggregate NAV.

If we do not repurchase all shares presented for repurchase in a given period, then all unsatisfied repurchase requests must be resubmitted at the start of the next month or quarter, or upon the recommencement of the share repurchase program (in the event of its suspension), as applicable.

Amendment, Suspension or Termination of Program and Notice

Our board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice, if our directors believe such action is in our and our stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if board of directors determines that the funds otherwise available to fund our share repurchase program are needed for other purposes. In addition, our board of directors may amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. Material modifications, including any reduction to the monthly or quarterly limitations on repurchases, and suspensions of the stock repurchase program, will be promptly disclosed in a prospectus supplement (or post-effective amendment) or current or periodic report filed with SEC, as well as on our website.

ITEM 6.	SELECTED FINANCIAL DATA

The following is selected financial data as of December 31, 2016 and 2015, and for the year ended December 31, 2016 and for the period ended from May 14, 2015 (date of inception) to December 31, 2015, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	December 31,
Balance sheet data	2016	2015
Total real estate investments, net	$32,751,856	$—
Total assets	$41,302,560	$200,815
Mortgage notes payable, net	$7,113,701	$—
Unsecured credit facility, net	$10,156,685	$—
Total liabilities	$18,874,794	$7,000
Redeemable common stock	$196,660	$—
Total stockholders' equity	$22,231,106	$193,815

Operating data	Year Ended December 31, 2016	Period from May 14, 2015 (date of inception) to December 31, 2015
Total revenues	$861,744	$—
Net loss	$(1,237,441)	$(6,185)
Other data:
Cash flows used in (provided by) operations	$(127,170)	$815
Cash flows used in investing activities	$(32,985,860)	$—
Cash flows provided by financing activities	$40,721,239	$200,000
Per share data:
Distributions declared per common share	$0.32	$—
Net loss per common share - basic and diluted	(2.89)	(4.95)
Weighted-average number of common shares outstanding, basic and diluted	428,255	1,250

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see Forward-Looking Statements preceding Part I; and Part I, Item 1A Risk Factors.

Overview

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.
•	We may not be able to maintain profitability.
•	The only source of cash for distributions to investors will be cash flow from our operations (including sales of properties) or waiver or deferral of reimbursements to our Sponsor or fees paid to our Advisor.
•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	We are dependent upon our Advisor which has the right to terminate the Advisory agreement upon 60 days’ written notice without cause or penalty.

We were formed on May 14, 2015 as a Maryland corporation that intends to qualify as a REIT beginning with the taxable year ended December 31, 2016 and we intend to continue to operate in such a manner. We intend to invest primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

We consider our Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no intention to list our shares of common stock for trading on a national securities exchange or other over-the-counter trading market. Although we have registered a fixed amount of shares for the Offering, we intend to effectively conduct a continuous offering of an unlimited amount of our shares of common stock over an unlimited time period by conducting an uninterrupted series of additional public offerings, subject to regulatory approval of our filings for such additional offerings. This perpetual-life structure is aligned with our overall objective of investing in real estate assets with a long-term view towards making regular cash distributions and generating capital appreciation.

Subject to certain restrictions and limitations, our business is externally managed by our Advisor pursuant to an Advisory Agreement. Rich Uncles NNN Operator, LLC, a limited liability company wholly owned by Rich Uncles, LLC, manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Rich Uncles NNN Operator, LLC also provides asset-management, and other administrative services on our behalf. Rich Uncles NNN Operator, LLC is paid certain fees as set forth in the Notes to the Financial Statements.

We have investor relations personnel, but all expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and the Offering and provide to administrative investor relations services. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organization and Offering costs, but reimbursement shall not exceed an amount equal to 3% of gross Offering proceeds.

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000.

On July 15, 2015, we filed a Registration Statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public. The SEC declared our registration effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016.

We do not retain a broker-dealer to offer our shares. Rather, we offer our shares directly to the public.

We expect to use substantially all of the net proceeds from the Offering to acquire and manage a portfolio of real estate investments. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interests of our stockholders.

Through December 31, 2016, the Company had sold 2,257,718 shares of its common stock pursuant to the Offering for aggregate gross Offering proceeds of $24,377,178.

Rich Uncles NNN Operator, LLC, our Advisor, will make recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors subject to guidelines established by our board of directors which, if a proposed investment fits within such guidelines, specific board approval would not be needed.

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

As we accept subscriptions for shares in the Offering, we will transfer substantially all of the net proceeds of the Offering to our Operating Partnership as a capital contribution in exchange for units of general partnership and/or limited partnership interest that will be held by our wholly-owned subsidiary, Rich Uncles NNN LP, LLC; however, we will be deemed to have made capital contributions to the Operating Partnership in the amount of the gross offering proceeds received from investors. The REIT will be deemed to have simultaneously reimbursed the Sponsor for the costs associated with the Offering, subject to a maximum of 3% of the gross offering proceeds.

Because we plan to conduct substantially all of our operations through the Operating Partnership, we are considered an Umbrella Partnership Real Estate Investment Trust, or UPREIT. Using an UPREIT structure may give us an advantage in acquiring properties from persons who might not otherwise sell their properties because of unfavorable tax results. Generally, a sale of property directly to a REIT, or a contribution in exchange for REIT shares, is a taxable transaction to the selling property owner. However, in an UPREIT structure, a seller of a property who desires to defer taxable gain on the sale of property may transfer the property to the Operating Partnership in exchange for partnership interests in the Operating Partnership without recognizing gain for tax purposes.

We intend to present our financial statements and Operating Partnership income, expenses and depreciation on a consolidated basis. All items of income, gain, deduction (including depreciation), loss and credit flow through the Operating Partnership to us as all subsidiary entities are disregarded for federal tax purposes. These tax items do not generally flow through us to our stockholders. Rather, our net income and net capital gain effectively flow through us to our stockholders as and when we pay distributions.

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT beginning with the taxable year ended December 31, 2016. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal income tax on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income. We believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes for the taxable year ended December 31, 2016, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of our shares will be monitored to ensure that no more 50% in value of our outstanding shares is owned, directly or indirectly, by five or fewer individuals at any time. We also will determine periodically that the gross income, asset and distribution tests as described in the section of this prospectus entitled “Federal Income Tax Considerations—Taxation of Rich Uncles NNN REIT— Income Tests, — Assets Tests” and “— Annual Distribution Requirements” are satisfied. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either our capital resources or the revenues or income to be derived from acquiring commercial real estate properties and other real estate related investments, other than those referred to elsewhere in this prospectus.

Liquidity and Capital Resources

The Company’s proceeds from shares sold in the Offering have been, and will continue to be, primarily for (i) property acquisitions; (ii) capital expenditures; and (iii) payment of principal on its outstanding indebtedness. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares, including those offered for sale through our dividend reinvestment plan, and from debt proceeds.

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing and other liabilities, including our pro rata share of the debt financing of entities in which we invest, will be approximately 50% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets. We intend to limit our leverage to 50% of the cost of acquiring our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). This is an overall target. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. Our prospectus limits our borrowing to 50% of our net assets (equivalent to 50% of the cost of our assets) unless any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.

We may borrow amounts from our Advisor or Sponsor if such loan is approved by a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances. Any such loan will be included in determining whether we have complied with the borrowing limit in our prospectus. Neither our Advisor nor our Sponsor has any obligation to make any loans to us.

Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs.

Generally, we expect to meet operating cash needs and make distributions from our cash flows from operating activities. There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in our ability to generate income to pay operating expenses or make distributions to our stockholders from operating activities or could reduce the amount of such distributions. Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions or reduce the amount of such distributions.

Generally, our policy is to pay distributions from cash flow from operations. During our Offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, our Advisor and our Sponsor may elect in their sole discretion to defer fees and/or reimbursements to which they are otherwise entitled to fund some or all of our distributions, of which a portion will deem to have been waived as described herein. Any such deferred reimbursements and fees will not be interest-bearing. Neither our Advisor nor our Sponsor has any obligation to defer any of their fees or reimbursements. We will not use the proceeds from sales of our common stock or borrowed money to pay distributions but rather will pay distributions from cash flow from operations and, as elected solely by our Advisor and/or Sponsor, from deferred reimbursements and fees.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent stockholders will experience dilution. A waiver or deferral of any fee or reimbursement owed to our Advisor or Sponsor will have the effect of increasing cash flow from operations for the relevant period because we will not have to use cash to pay any fee or reimbursement that was deferred during the relevant period. Any fee or reimbursement that was deferred, or any amounts advanced, that we later pay or reimburse, will have the effect of reducing cash flow from operations for the applicable period in which we pay or reimburse these amounts.

Generally, we expect to make payments of principal and interest on any indebtedness we incur from our cash flows from operating activities, including the proceeds from the sale of assets. We expect that our cash flows from normal operations not involving the sale of assets will be sufficient to make regularly scheduled payments of principal and interest. We will seek to structure our financing for acquisitions of assets such that any balloon payments or maturity dates involving extraordinary payments of principal are timed to match our expected receipt of funds from ownership and operation of the assets or the disposition by us of such assets. If cash flow from ownership and operation of an asset is not expected to be sufficient to make such payments of principal, and we do not anticipate that we will sell the asset at the time the principal payment comes due, we intend to make payments of principal out of proceeds from the refinancing of such indebtedness or out of cash flow from operation of our other assets or from our reserves. We may also use proceeds to pay down principal on indebtedness, including any balloon or monthly mortgage payments.

Our Advisor will establish working capital reserves from net offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

Cash Flows from Operating Activities

As of December 31, 2016, we owned nine commercial properties and one investment in an affiliated REIT. During the year ended December 31, 2016, net cash used in operating activities was $127,170. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $37,117,511 for the year ended December 31, 2016 and consisted primarily of the following:

•	$32,985,860 for the acquisition of nine real estate properties;
•	$3,640,634 for the investment in Rich Uncles Real Estate Investment Trust I (“Rich Uncles REIT I”);
•	$28,571 of costs incurred in conjunction with due diligence for a property acquisition which are due from affiliate;
•	$500,000 received for escrow deposits for future real estate purchases; offset by
•	$37,554 for distributions from investment in Rich Uncles REIT I

Cash Flows from Financing Activities

Net cash provided by financing activities was $40,721,239 for the year ended December 31, 2016 and consisted primarily of the following:

•	$23,600,512 of net cash provided by offering proceeds related to our ongoing initial public offering, net of payments of organization and offering costs of $651,670;
•	$24,215,000 from borrowings from our unsecured credit facility, offset by payments on unsecured credit facility of $14,057,197;

•	$7,092,932 of net cash provided by debt financing as a result from mortgage notes payable of $7,319,700, offset by principal payments of $53,555 and deferred financing costs of $173,213;
•	$83,843 net cash used in repurchase of shares under the share repurchase plan; and
•	$46,165 of cash distributions, after giving effect to distributions reinvested by stockholders of $124,996.

Capital Resources

Generally, cash needs for property acquisitions, debt payments, capital expenditures, development and other investments will be funded by equity and debt offerings, bank borrowings, and to a lesser extent, by internally generated funds. Cash needs for operating and interest expense and dividends will generally be funded by internally generated funds. If available, future sources of capital include proceeds from the Offering or future offerings of the Company’s equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2016:

		Payments due during the Years Ending December 31,
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Mortgage notes payable(1)	$7,266,145	$132,180	$280,523	$6,853,442	$-
Unsecured credit facility(2)	$10,157,803	$10,157,803	$-	$-	$-
Interest payments on outstanding debt obligations	$1,235,472	$284,202	$552,186	$399,084	$-

(1)	Amounts include principal payments only.
(2)	Assumes whole amount outstanding until maturity

We expect to use indebtedness primarily for property acquisitions of single-tenant properties either directly or through investment interests, mortgage and notes receivables. Additionally, indebtedness may be used to refinance existing indebtedness.

Results of Operations

The SEC declared the registration statement for the Offering effective on June 1, 2016. Our results of operations as of December 31, 2016 are not indicative of those expected in future periods as we commenced investment operations on June 15, 2016 in connection with our first investment. During the period from May 14, 2015 to June 15, 2016, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for those periods.

Rental income and tenant reimbursements increased $861,744 for the period from May 14, 2015 to December 31, 2015 to $861,744 for the year ended December 31, 2016. General and administrative expenses increased $1,270,350 for the period from May 14, 2015 to December 31, 2015 to $1,276,535 for the year ended December 31, 2016. Property expenses increased $171,063 for the period May 14, 2015 to December 31, 2015 to $171,063 for the year ended December 31, 2016. Depreciation and amortization increased $493,185 for the period from May 15, 2015 to December 31, 2015 to $493,185 for the year ended December 31, 2016. Interest expense increased $395,110 for the period from May 14, 2015 to December 31, 2015 to $395,110 for the year ended December 31, 2016. Fees to affiliates increased $591,073 for the period from May 14, 2015 to December 31, 2015 to $591,073 for the year ended December 31, 2016. Acquisition costs increased $73,027 for the period from May 14, 2015 to December 31, 2015 to $73,027 for the year ended December 31, 2016. Expenses reimbursed/fees waived by Sponsor increased $979,102 for the period from May 14, 2015 to December 31, 2015 to $979,102 for the year ended December 31, 2016.

We expect that rental income and tenant reimbursements, property expenses, fees to affiliates, depreciation and amortization expense, and interest expense to increase in future periods as a result of owning the properties acquired in 2016 for an entire period and anticipated future acquisitions of real estate investments.

General and administrative expenses increased $1,270,350 for the period May 14, 2015 to December 31, 2015 to $1,276,535 for the year ended December 31, 2016. These general and administrative costs consisted primarily of investor relations payroll expense, professional legal and accounting fees, office supplies, bank services charges, and expense related to the shares issued to the board of directors for their compensation. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate investments.

Organization and Offering Costs

Our organization and offering costs are paid by our Sponsor on our behalf. Offering costs include all expenses incurred in connection with the Offering, including investor relations payroll costs. Other organization and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.

During the primary Offering, we are obligated to reimburse our Sponsor for organization and offering costs related to the Offering paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the Offering as of the date of the reimbursement.

As of December 31, 2016, the Company had not directly incurred any organization and offering costs related to the Offering as all such costs had been funded by our Sponsor. As a result, these organization and offering costs related to the offering are not recorded in our financial statements as of December 31, 2016 other than to the extent of 3% of the gross Offering proceeds. Through December 31, 2016, our Sponsor had incurred organization and Offering costs on our behalf in connection with the Offering of $1,881,958. As of December 31, 2016, the Company had recorded $731,315 of organization and offering costs, of which $79,645 was payable to the Sponsor or affiliates.

Distributions

During our Offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we way not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Distributions declared, distributions paid and cash flows from operations were as follows during the year ended December 31, 2016:

					Cash flows
					(used in)
	Cash	Distributions			provided by
	distributions	declared per	Cash distributions paid		operating
Period	declared	share	Cash	Reinvested	activities
First Quarter	$–	$–	$–	$–	$(90)
Second Quarter	–	–	–	–	56,530
Third Quarter	12,078	0.14	4,852	7,226	(103,690)
Fourth Quarter	159,083	0.18	41,313	117,770	(79,920)
Totals	$171,161	$0.32	$46,165	$124,996	$(127,170)

For the year ended December 31, 2016 distributions paid to our stockholders were 0% ordinary income, 0% capital gain, and 100% return of capital/nondividend distribution. Distributions are paid on a monthly basis. In general, distributions for record dates as of end of a given month are paid on or about the 10th of the following month.

Going forward, we expect our board of directors to continue to declare cash distributions based on daily record dates and to pay these distributions on a monthly basis, and after our Offering, to continue to declare stock distributions based on a single record date as of the end of the month, and to pay these distributions on monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for stock dividends or cash distributions to stockholders. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet IRS REIT qualification standards.

To date, the sources of cash used to pay our stockholder distributions have been from net rental income received and waiver and deferral of Advisor Asset Management Fees.

Properties

As of December 31, 2016, we owned nine properties and one real estate investment in an affiliated REIT. In evaluating these properties as a potential acquisition, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. We do not currently have plans to incur any significant costs to renovate, improve or develop the properties, and we believe that the properties are adequately insured.

More information on our properties and investments can be found in Item 2. Properties of this Annual Report.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are or will be critical to our operations. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilized different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate

Real Estate Acquisition Valuation

The Company records acquisitions that meets the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.

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

Revenue Recognition

The Company recognizes rental income from tenants under operating leases on a straight-line basis over the noncancelable term of the lease when collectability of such amounts is reasonable assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectable and to estimate the amount of the receivable that may not be collected.

Unconsolidated Investments

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

Redeemable Common Stock

The Company has adopted a share repurchase program (“Share Repurchase Program”) that enables stockholders to sell their stock to the Company in limited circumstances.

Stockholders who wish to avail themselves of the Share Repurchase Program must notify the Company by three business days before the end of the month for their shares to be repurchased by the third business day of the following month. The Share Repurchase Program provides that share repurchases may be funded by (a) distribution reinvestment proceeds, (b) the prior or future sale of shares, (c) indebtedness, including a line of credit and traditional mortgage financing, and (d) asset sales.

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

Pursuant to the Share Repurchase Program, until the Company announces the estimated net asset value per share of its common stock, the price at which the Company will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for less than one year, 97.0% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least one year but less than two years, 98.0% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least two years but less than three years, 99.0% of the price paid to acquire the shares from the Company; and

•	For those shares held by the redeeming stockholder for at least three years, 100.0% of the price paid to acquire the shares from the Company.

The Company records amounts that are redeemable under the Share Repurchase Program as redeemable common stock in its consolidated balance sheets because the shares are redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s Share Repurchase Program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares sold, subject to 5% of the weighted-average number of shares outstanding during the prior 12 months.

When the Company determines it has a mandatory obligation to repurchase shares under the Share Repurchase Program, it reclassifies such obligations from temporary equity to a liability based upon their respective settlement values.

Following the initial calculation of NAV and NAV per share currently scheduled to occur on December 31, 2017, the Company will be subject to the following limitations on the number of shares the Company may repurchase under the Share Repurchase Program:

•	Repurchases per month will be limited to no more than 2% of the Company’s most recently determined aggregate NAV, which the Company currently intends to calculate on an annual basis beginning with a calculation as of December 31, 2017, and for any calendar quarter to no more than 5% of the most recently determined aggregate NAV, which means the Company will be permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of the aggregate NAV in any 12-month period as adjusted in the below paragraphs.

•	The Company currently intends that the foregoing repurchase limitations will be based on “net repurchases” during a quarter or month, as applicable. The term “net repurchases” means the excess of the Company’s share repurchases (capital outflows) over the proceeds from the sale of its shares (capital inflows) for a given period. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Offering (including purchases pursuant to the DRP) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

•	While the Company currently intends to calculate the foregoing repurchase limitations on a net basis, the board of directors may choose whether the 5% quarterly limit will be applied to “gross repurchases,” meaning that amounts paid to repurchase shares would not be netted against capital inflows. If repurchases for a given quarter are measured on a gross basis rather than on a net basis, the 5% quarterly limit could limit the amount of shares redeemed in a given quarter despite the Company receiving a net capital inflow for that quarter.

•	In order for the board of directors to change the basis of repurchases from net to gross, or vice versa, the Company will provide notice to its stockholders in a prospectus supplement or current or periodic report filed with the SEC, as well as in a press release or on its website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

After the Company establishes an estimated net value per share of its common stock, the price at which the Company will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for less than one year, 97.0% of the Company’s most recent estimated net asset value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least one year but less than two years, 98.0% of the Company’s most recent estimated net asset value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years but less than three years, 99.0% of the Company’s most recent estimated net asset value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least three years, 100.0% of the Company’s most recent estimated net asset value per share as of the applicable redemption date.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level or we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.

The table below summarizes the book value, interest rate and fair value of the outstanding principal balance, weighted-average interest rates and fair value for our notes payable for each category; based on maturity dates as of December 31, 2016:

	Maturity Date
	2017	2018	2019	2020	2021	Total Value or Amount	Fair Value
Note payable, principal outstanding
Fixed Rate	$132,180	$137,496	143,027	$148,780	$6,704,662	$7,266,146	$7,266,145
Weighted-average interest rate	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%

As of December 31, 2016, we had one fixed rate note payable outstanding. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of December 31, 2016, the fair value of our fixed rate debt was $7,266,145 and the outstanding principal balance of our fixed rate debt was $7,266,145.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2016, we did not have any variable rate debt and hence were not exposed to market risks related to fluctuations in interest rates on variable rate debt.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A. Risk Factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our board of directors conducted a competitive process to determine the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016. As a result of this process, the board of directors approved the engagement of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016 and notified Anton & Chia that it has been dismissed as the Company’s independent registered public accounting firm.

On August 4, 2016, we filed a Current Report on Form 8-K which disclosed all required information regarding the engagement of Ernst & Young LLP and the dismissal of Anton & Chia, which Report is incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2016, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of December 31, 2016 because of material weaknesses in our internal control over financial reporting existed as further described below.

Notwithstanding the existence of the material weaknesses in internal control over financial reporting, we believe that our consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016 and period from May 14, 2015 (inception) to December 31, 2015 included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented therein in conformity with generally accepted accounting principles in the United States.

Internal Control Over Financial Reporting

In connection with the audit of our consolidated financial statements, material weaknesses in our internal control over financial reporting were identified. The material weaknesses identified relate to (1) the lack of sufficient, qualified resources to be able to produce accurate and complete financial statements and disclosures in a timely manner and (2) lack of established processes relating to the preparation and review of analyses and reconciliations necessary to execute a timely financial close resulting in accurate financial information. The material weaknesses resulted in the recording of certain adjustments for the period ended December 31, 2016.

During 2017, our management is committed to remediating these material weaknesses through hiring of additional qualified resources, continuing training of personnel, improving the structure and timeliness of our accounting close process, and continuing to enhance our financial review controls.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting as of December 31, 2017.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2016, all items required to be disclosed under Current Reports on Form 8-K were reported as required.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

We have provided below certain information about our executive officers and directors. All of our directors have terms expiring on the date of the 2016 annual meeting and are being nominated for re-election to serve until the 2017 annual meeting and until his or her successor is elected and qualified. We have not appointed a separate audit committee composed of independent directors because of the demands already placed on the independent directors by their conflicts committee duties. Instead, responsibilities addressed by audit committees of other REITs are handled by the full board of directors including the independent directors.

We have provided below certain information about our executive officers and directors.

Name (1)	Age (2)	Positions	Year of First Becoming a Director
Harold C. Hofer	61	Chief Executive Officer and Director	2015
Raymond E. Wirta	73	Chairman of the Board and Director	2015
Howard Makler	49	President and Chief Marketing Officer	N/A
Jean Ho	49	Chief Financial Officer	N/A
Vipe Desai	49	Independent Director (3)	2015
David Feinleib	42	Independent Director (3)	2015
Jonathan Platt	31	Independent Director (3)	2015
Jeffrey Randolph	60	Independent Director (3)	2015
John Wang	54	Director	2016

(1)	The address of each executive officer and director listed is 3080 Bristol Street, Suite 550, Costa Mesa, California 92626.

(2)	As of March 1, 2017.

(3)	Member of our conflicts committee.

Mr. Harold Hofer. Our board of directors has concluded that Harold Hofer is qualified to serve as a director and as our Chief Executive Officer by reason of his extensive industry and leadership experience. Mr. Hofer is a sponsor of our REIT. Together with Mr. Wirta, he indirectly owns and controls our Advisor and our Sponsor. Mr. Hofer has been a lawyer since 1980 and is an inactive member of the California State Bar. He was formerly owner of Hofer Realty Advisors, a boutique real estate firm that acted as a principal and advised clients in various real estate transactions focused on investments in retail shopping centers. Mr. Hofer is a principal in a private investment fund known as REIT Opportunity Capital Advisors, or “ROCA”, which invests in the listed stocks of public REITs. He has participated in real estate transactions, as a principal and as a broker, valued in excess of $2 billion in his 30-year real estate career. Mr. Hofer has extensive underwriting, acquisition and management experience, and has asset managed multi-million dollar portfolios of owned properties. As our Chief Executive Officer and a principal of our external advisor, Mr. Hofer is best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of our Sponsor, Mr. Hofer brings to our board of directors demonstrated management and leadership ability. Mr. Hofer has been employed by our Sponsor, which was formerly known as Nexregen, LLC, since it was founded in 2007, during which time he has also been engaged independently as a real estate investment sponsor and investor in California, Texas and elsewhere.

Mr. Raymond Wirta. Our board of directors has concluded that Raymond Wirta is qualified to serve as one of our directors by reason of his expertise with real estate-related investments. Mr. Wirta is a sponsor of our REIT. Together with Mr. Hofer, he indirectly owns and controls our Advisor and our Sponsor. Mr. Wirta is currently Chairman and the former Chief Executive Officer of CBRE (NYSE:CBG), a global real estate services firm and has been in this position since 1997. From 2009 through the present, he has been Chief Executive Officer of the Koll Company, a West Coast-based real estate investment and development company. He previously served as Chief Executive Officer for Koll Management Services and Bolsa Chica Company during time frames when both were publicly traded real estate companies. Based on these experiences, Mr. Wirta offers insights and perspective with respect to our real estate portfolio. From 2010 through the present, he has been president of Irvine Company, a privately held California based real estate development company with ownership of 115 million square feet of apartments, office, retail and resorts in California. As one of our executive officers and a principal of our Advisor and our Sponsor, Mr. Wirta is also able to direct our board of directors to the critical issues facing our company.

Mr. Howard Makler. Mr. Makler is our president and chief marketing officer, having joined our Sponsor in 2013. He also currently serves as chief executive officer of Howie’s Game Shack, which he founded in 2005. Howie’s Game Shack operates the largest interactive centers in North America, allowing approximately 1,000 gamers to simultaneously play PCs and XBOXs competitively. From 1992 through 2005, Mr. Makler was co-founder, chairman and chief operating officer of Excess Space Retail Services, which specialized in real estate disposition and lease renegotiation for retail chains. He has served as professor at the International Council of Shopping Centers’ School of Leasing at the Wharton School of the University of Pennsylvania from 2004 through the present. In 2003, Mr. Makler received the “Rising Stars 40 under 40 Award” by Chain Store Age. He has been featured on ABC, Fox News, CNN and the Wall Street Journal. He has served on the Board of Directors for The Skyhook Foundation, a charity founded by Kareem Abdul-Jabbar, and as Vice Chair for Athletics & Entertainers for Kids.

Ms. Jean Ho. Ms. Ho is our Chief Financial Officer, having joined our Sponsor in January 2016. Ms. Ho is also an adjunct professor of taxation at California State University, Fullerton's Graduate School of Accounting. From 2010 through 2015, Ms. Ho served as the Chief Operating Officer and Chief Financial Officer of Soteira Capital, LLC, a southern California-based, registered investment adviser with approximately $250 million under management that serves investment companies, pooled investment vehicles, pension and profit sharing plans, high net worth individuals, private foundations, and charitable organizations. Prior to her service at Soteira Capital, LLC, Ms. Ho served as the Chief Financial Officer of MKA Capital Advisors, LLC, a sponsor and manager of an approximately $750 million private real estate investment fund, and, prior to that, as a Director at BridgeWest, LLC, a $500 million family office. Prior to entering private practice, she was employed by KPMG, specializing in real estate, financial services, and personal financial planning. Ms. Ho has also been a member of the California State Bar since 1996 and a licensed Certified Public Accountant in California since 1992.

Mr. Vipe Desai. Our board of directors has concluded that Vipe Desai is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of marketing and branding. Mr. Desai has spent the majority of his professional career in the action sports industries. From 1993 to 1998, Mr. Desai owned and operated H2O Surf and Snowboard Shop in Orange County, CA. This professional experience exposed Mr. Desai to action sports industries and provided him with valuable knowledge regarding marketing and brand awareness vis-à-vis action sports enthusiasts. In 2000 Mr. Desai founded Propaganda HQ (“PHQ”), which he continues to manage. PHQ is a youth brand consulting agency which assists its clients in developing brand strategies, event production, social media marketing and digital marketing. PHQ’s clients have included Red Bull, Monster Energy, DaimlerChrysler, Surfrider Foundation, Billabong, DaKine, Electric Eyewear, Nixon Watches, O’Neill, Reef, HBO, and Ball Park Franks. From 2009 to 2010, Mr. Desai also held senior marketing positions with Monster Energy and TransWorld Media. While at Monster Energy, Mr. Desai was responsible for sponsored athlete relations, events and brand partnerships worldwide. Mr. Desai is the founder and director project BLUE (www.betruetoblue.com), a consortium of leading surf apparel companies which produce complementary lines of premium “project BLUE” products, with a portion of the sales proceeds being directed to the Surfrider Foundation and the SIMA Environmental Fund. Mr. Desai is a current or past Board member of various charitable organizations, including project BLUE, the SIMA Humanitarian Fund, the Rob Dyrdek Foundation, the Surfrider Foundation and Life Rolls On. Mr. Desai brings a unique perspective on the “branding” of our REIT’s investment products, including web site design, public relations and marketing. He is a graduate of Point Loma Nazarene University.

Mr. David Feinleib. Our board of directors has concluded that David Feinleib is qualified to serve as an independent director by reason of his expertise in management and data analytics. From 2011 through the present, Mr. Feinleib has served as the Managing Director of The Big Data Group and from 2013 through the present as Founder and CEO of Content Analytics, Inc. The Big Data Group provides strategy consulting to leading technology buyers and vendors to unlock the value of their data assets. Content Analytics, a leader in E-Commerce analytics, helps major brands and retailers optimize the Findability and Shopability of their products online. Mr. Feinleib’s Big Data Landscape has been viewed more than 200,000 times and is used as a reference by Intel, Dell, VMWare, and the US Government, among others. His book Big Data Bootcamp is available from Apress in the United States. Mr. Feinleib has been quoted by Business Insider and CNET, and his writing has appeared on Forbes.com and in Harvard Business Review China. From 2006 to 2011, Mr. Feinleib was a general partner at Mohr Davidow Ventures, where he led investments in Software as Service (SaaS) companies, including Infusion Software, which completed a $55M Series D round of funding led by Bain Capital Ventures, Goldman Sachs, and others in 2014. From 2001 to 2003, Mr. Feinleib co-founded Consera Software and worked as Vice President of Products, which was acquired by HP, and from 2004 to 2012, co-founded Likewise Software and served as Director, which was acquired by EMC. A lifelong entrepreneur, Mr. Feinleib taught himself how to program and joined Microsoft at age 16. Mr. Feinleib holds a BA from Cornell University and an MBA from the Graduate School of Business at Stanford University. He is an avid violinist and a four-time Ironman distance finisher.

Mr. Jonathan Platt. Our board of directors has concluded that Jonathan Platt is qualified to serve as an independent director by reason of his experience as a real estate lawyer, investor and manager. Mr. Platt has more than three years’ relevant experience in the real estate business. Mr. Platt is a principal in Kingstone Properties, founded in 2011, serving as both counsel and its chief financial officer. Kingstone Properties is a full service commercial real estate firm, specializing in investments and property management. Mr. Platt is also a partner in Platt Law Group, LLP, a real estate law firm founded in 2011. Prior to joining Kingstone Properties, Mr. Platt briefly served as a financial analyst at LSA, working on transactions including municipal securities stripping, HUD multi-family refinancings, real estate loan syndication and special situations. Mr. Platt received his J.D. from the Benjamin N. Cardozo School of Law, where he served as an editor on the Cardozo Public Law, Policy & Ethics Journal, and he is an active member of the State Bar of California (admitted 2010). He received his bachelor’s degree in finance, graduating cum laude, from Sy Syms School of Business at Yeshiva University. He is also a licensed real estate broker in California.

Mr. Jeffrey Randolph. Our board of directors has concluded that Jeffrey Randolph is qualified to serve as an independent director by reason of his extensive experience in investment management. Since 2002, Mr. Randolph has been employed as a Principal and the Chief Financial Officer and Chief Compliance Officer for Affinity Investment Advisors, LLC, a firm specializing in U.S. stock exchange investments. He has a long history with Affinity, having negotiated the transaction to sell Affinity to Morgan Stanley as well as the buy back from INVESCO that occurred in 2010. Mr. Randolph was part of the decision to re-launch Affinity as an independent to capitalize on the increasing investor interest in boutique management firms. Mr. Randolph brings 25 years of investment experience to our REIT. His previous work experience includes Managing Director at Morgan Stanley Investment Management and Van Kampen, Principal at Avalon Financial Group Inc., Chief Financial Officer for Bonutto-Hofer Investments and Vice President at Security Pacific National Bank. Mr. Randolph received his bachelor degree in Business Finance from California State University, Long Beach in 1978. He holds a California broker license.

Mr. John Wang. Mr. Wang is the president and founding member of Pacific Coast Realty Services, Inc., and chairman of VenQuest Hotel Group, which owns and manages a portfolio of hotels and commercial properties throughout the U. S. for the past 25 years. He has been instrumental in the formation, development and direct investment of over thirty companies since 1988. Mr. Wang is a former board member of General Bank, a Los Angeles based financial institution with over $3 billion in assets. He was actively involved in the strategic planning and growth of the bank and was instrumental in the bank’s formation of GBC Venture Capital in 1998. He was a member of the executive loan committee and community reinvestment committee. He was the principal strategist in the merger of General Bancorp with Cathay Bank in 2003. Mr. Wang is also one of the owners of our Sponsor and, accordingly, is not considered to be an independent director. For the past five years, Mr. Wang has acted as a private investor.

In 2001, Mr. Wang was appointed by the former president of Taiwan to serve as a member of the Taiwan Parliament from 2001 to 2004. As member of the Senate Foreign Relations Committee, he participated and led several delegations on diplomatic and trade missions around the world for Taiwan. He is currently a member of the advisory board for the Taiwan Parliament.

CERTAIN INFORMATION ABOUT MANAGEMENT

The Board of Directors

We operate under the direction of the board of directors. The board of directors oversees our operations and makes all major decisions concerning our business. During 2016, the board of directors held two meetings in person and by telephonic conference calls, participated in two joint meetings with the conflicts committee and two joint meetings with the board of directors of an affiliated entity. They also acted by unanimous consent on 6 occasions which included consents relating to our acquisition of our properties. For biographical information regarding our directors, see Executive Officers and Directors below.

There is one committee of the board of directors: the conflicts committee. Information about this committee is set forth below.

Board Leadership Structure

The board of directors is composed of three affiliates of our Sponsor, Raymond E. Wirta, Harold C. Hofer and John Wang, and four independent directors. The board composition and the corporate governance provisions in our charter ensure strong oversight by independent directors. The conflicts committee, is composed entirely of independent directors. Our company’s management is led by Mr. Hofer our chief executive officer and Mr. Wirta our chairman of the board, and each has held those positions since our inception in 2015. As chairman of the board, Mr. Wirta is responsible for leading board meetings and meetings of stockholders, generally setting the agendas for board meetings in consultation with Mr. Hofer and (subject to the requests of other directors). Mr. Hofer is responsible for providing information to the other directors in advance of meetings and between meetings. The direct involvement of Messrs. Wirta and Hofer in the Company’s operations makes them best positioned to lead strategic planning sessions and determine the time allocated to each agenda item in discussions of our short- and long-term objectives. We do not currently have a policy requiring the appointment of a lead independent director as all of our independent directors are actively involved in board and committee meetings.

The Role of the Board of Directors in our Risk Oversight Process

Our executive officers and our Advisor are responsible for the day-to-day management of risks faced by the company, while the board of directors, as a whole and through the conflicts committee, has responsibility for the oversight of risk management. No less than quarterly, the entire board of directors reviews information regarding the company’s liquidity, credit, operations, regulatory compliance and compliance with covenants in our material agreements, as well as the risks associated with each. In addition, each year the board of directors reviews significant variances between our current portfolio business plan and our original underwriting analysis and each quarter the directors review significant variances between our current results and our projections from the prior quarter, review all significant changes to our projections for future periods and discuss risks related to our portfolio. The conflicts committee manages risks associated with the independence of the independent directors and potential conflicts of interest involving our Advisor, Sponsor and their affiliates. Although the committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks as well as through regular reports directly from the executive officers responsible for oversight of particular risks within our company.

Director Independence

We have four independent directors. An independent director is a person who meets the requirements set forth in our charter and who is not one of our officers or employees or an officer or employee of our Advisor, Sponsor or their affiliates, and has not been so for the previous two years. Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the conflicts committee, are “independent” as defined by the New York Stock Exchange.

Code of Business Conduct and Ethics

On March 10, 2017, our board of directors approved and adopted our Code of Business Conduct and Ethics (the “Code”) which is filed as an Exhibit to this Annual Report on Form 10-K. The Code is also posted on our website and will be provided to any shareholder, without charge, upon request.

Independent Registered Public Accounting Firm

For the year ended December 31, 2016, Ernst & Young LLP has served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young LLP has served as our independent registered public accounting firm since June 10, 2016 when it replaced our prior firm. The board of directors has engaged Ernst & Young LLP as our independent auditors to audit our financial statements for the year ending December 31, 2017; however, the board may select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to our stockholders in accordance with applicable securities laws.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the board of directors pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the board considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The board may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the board at its next scheduled meeting.

For the year ended December 31, 2016, all services rendered by Ernst & Young LLP were pre-approved in accordance with the policies and procedures described above.

The Conflicts Committee

General

In order to reduce or eliminate certain potential conflicts of interest, the board of directors has appointed a conflicts committee of our board of directors, which is composed of all of our independent directors. Our conflicts committee operates pursuant to a conflicts committee charter, which has been adopted by the board of directors to define the committee’s responsibilities. Our conflicts committee charter authorizes our conflicts committee to act on any matter permitted under Maryland law. Our conflicts committee acts by majority vote of its members. Both our board of directors and our conflicts committee must act upon those conflict of interest matters that cannot be delegated to a committee under Maryland law. Our conflicts committee is also empowered to retain its own legal and financial advisors at our expense.

Our conflicts committee charter requires that our conflicts committee discharge the board’s responsibilities relating to the nomination of independent directors and the compensation of our independent directors. Subject to the limitations in our charter and with stockholder approval, our conflicts committee may also create stock-award plans.

The responsibilities of our conflicts committee include the following:

●	reviewing and reporting on our policies;
●	approving transactions with affiliates and reporting on their fairness to us;
●	supervising and evaluating the performance and compensation of our Advisor;
●	reviewing our expenses and determining that they are reasonable and within the limits prescribed by our charter;
●	approving borrowings in excess of the total liabilities limit set forth in our charter; and
●	discharging the board of directors’ responsibilities relating to compensation.

Members:

Mr. David Feinleib
Mr. Vipe Desai
Mr. Jonathan Platt
Mr. Jeffrey Randolph

Oversight of Executive Compensation

Our board of directors is responsible for determining the compensation of our executives. However, our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our Advisor, Sponsor and/or their affiliates and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Report of the Conflicts Committee – Certain Transactions with Related Persons” for a discussion of the fees paid to our Advisor, Sponsor and their affiliates.

Report of the Conflicts Committee

Review of Our Policies

The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Offering Policy. The Offering that commenced on July 20, 2016 is continuing. We believe continuation of the Offering is in the best interest of our stockholders as we are attempting to raise sufficient funds to acquire a diverse portfolio of real estate investments to meet our stated investment objectives. We also plan to continue to offer shares under our dividend reinvestment plan. We may terminate our dividend reinvestment plan offering at any time. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds..

Acquisition and Investment Policies. We have invested substantially all of the net proceeds of the Offering in a diverse portfolio of real estate investments and we continue to seek to make additional real estate investments.

We primarily invest, directly or indirectly through investments in non-affiliated entities, in single-tenant income-producing corporate properties, which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders through a relatively predictable and stable current stream of income from properties with the potential for long-term capital appreciation in the value. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, or shares of or interests in other REITs or real estate companies. We make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

Borrowing Policies. We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties, and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to fund repurchases of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.

There is no limitation on the amount we can borrow for the purchase of any individual property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets, and we intend to utilize up to 50% leverage in connection with our acquisition strategy. Our prospectus limits our borrowing to 50% of our net assets (equivalent to 50% of the cost of our assets) unless any excess borrowing is approved by a majority of this conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement).

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our prospectus regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total leverage to 50% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets. We may exceed the 50% limit only if a majority of this conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders. To the extent financing in excess of this leverage limit is available at attractive terms, this conflicts committee may approve debt in excess of this limit. For the year ended December 31, 2016 our leverage borrowings, excluding temporary, unsecured borrowings, were approximately 26% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Creditworthiness of Tenants Policies. In the course of making a real estate investment decision, we assess the creditworthiness of the tenant which leases the property we intend to purchase. Tenant creditworthiness is an important investment criterion, as it provides a barometer of relative risk of tenant default. Tenant creditworthiness analysis is just one element of due diligence which we intend to perform when considering a property purchase; and the weight we intend to ascribe to tenant creditworthiness is a function of the results of other elements of due diligence.

Some of the properties we intend to acquire will be leased to public companies. Many public companies have their creditworthiness analyzed by bond rating firms such as Standard & Poor’s and Moody’s. These firms issue credit rating reports which segregate public companies into what are commonly called “investment grade” companies and “non-investment grade” companies. We expect that our portfolio of properties will contain a mix of properties that are leased to investment grade public companies, non-investment grade public companies, and non-public companies (or individuals).

The creditworthiness of investment grade public companies is generally regarded as very high. As to prospective property acquisitions leased to other than investment grade tenants, we intend to analyze publicly available information and/or information regarding tenant creditworthiness provided by the sellers of such properties and then make a determination in each instance as to whether we believe the subject tenant has the financial fortitude to honor its lease obligations.

We do not intend to systematically analyze tenant creditworthiness on an ongoing basis, post-acquisition. Many leases will limit our ability as landlord to demand on recurring bases non-public tenant financial information. It will be our policy and practice, however, to monitor public announcements regarding our tenants, as applicable, and tenant payment histories.

Leasing Policies. We expect, in most instances, to acquire single tenant properties with existing net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Most of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. We anticipate that most of our acquisitions will have lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk.

Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance.

Disposition Policies. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

We may sell assets to third parties or to affiliates of our Advisor. All transactions between us and our Advisor and its affiliates must be approved by a majority of this conflicts committee.

We did not sell any real estate investments during the year ended December 31, 2016.

Policy Regarding Transactions with Related Persons. Our prospectus requires the conflicts committee to review and approve all transactions between us and our Advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Business Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our chief financial officer, or directly to the conflicts committee, as appropriate.

Certain Transactions with Related Persons

The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2016 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.

During 2016, we entered into the following agreements with or Advisor and Sponsor:

●     Amended and Restated Advisory Agreement in which (i) our Advisor agreed to make a pay 50% of the pro rata portion of its Asset Management Fee and its Subordinated Participation Fee attributable to investors who purchase 100,000 or more shares in the Offering; and (ii) revisions were made to provide greater specificity as to the reimbursable items payable to our Sponsor and organization and offering expenses in the Offering.

●     Non-Solicitation Agreement in which we agreed not to solicit the employment of any employee of our Advisor or Sponsor during the 12 month period following any termination of or failure to annually renew the Amended and Restated Advisory Agreement.

During 2016, the Company had invested $3,643,518 for 364,352 shares in Rich Uncles Real Estate Investment Trust I, an affiliated entity.

This conflicts committee believes that these arrangements with our Advisor and Sponsor are fair.

Relationship with our Sponsor and Advisor. Our Sponsor pays for all of the organization and offering expenses we incur in connection with the Offering. We reimburse our Sponsor for those expenses they have paid out of the proceeds of the Offering but not in excess of 3% of the gross offering proceeds that we receive.

Our Advisor provides day-to-day management of our business. Among the services provided by our Advisor under the terms of the advisory agreement are the following:

●	finding, presenting and recommending to us real estate and real estate-related investment opportunities consistent with our investment policies and objectives;
●	structuring the terms and conditions of our investments, sales and joint ventures;
●	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;
●	arranging for financing and refinancing of our properties and our other investments;
●	entering into leases and service contracts for our properties;
●	supervising and evaluating each property manager’s performance;
●	reviewing and analyzing the properties’ operating and capital budgets;
●	assisting us in obtaining insurance;
●	generating an annual budget for us;
●	reviewing and analyzing financial information for each of our assets and our overall portfolio;
●	formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;
●	performing investor-relations services;
●	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;
●	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and
●	performing any other services reasonably requested by us.

Our Advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties.

Pursuant to the advisory agreement, we were obligated to reimburse our Advisor, Sponsor and their affiliates for organization and offering costs they incurred on our behalf, subject to a maximum reimbursement of 3% of the gross proceeds we receive in the Offering. For the year ended December 31, 2016, our Sponsor had incurred approximately $1,881,958 of organization and offering expenses on our behalf, of maximum reimbursable to Sponsor was $731,315, of which we have paid $651,670 as of December 31, 2016.

We incur acquisition fees payable to our Advisor equal to 3.0% of the cost of each investment acquired by us. Acquisition fees relate to services provided in connection with the selection and acquisition of real estate investments. Acquisition fees for the year ended December 31, 2016 were $979,729, of which $274,200 was payable as of December 31, 2016.

For asset management services, we pay our Advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to 0.1% of the total average investment value of the assets monthly. Asset management fees for the year ended December 31, 2016 were approximately $116,952, of which $27,501 was waived. As of December 31, 2016, $29,577 was payable.

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if our Advisor provides services in connection with the post-acquisition financing or refinancing of any debt that we obtain relative to the properties or the REIT, we will pay the Advisor or its assignees a financing coordination fee equal to 1.0% of the amount of such financing. No financing fees for the year ended December 31, 2016 were paid nor incurred.

Our real estate properties are intended to be triple-net single tenant properties with limited, if any, property management responsibilities. However, if our Advisor or its affiliates provides property management services for our properties, we will pay fees equal to 1.5% of gross revenues from the properties managed. We also will reimburse our Advisor or its affiliates for property-level expenses that it pays or incurs on our behalf, including salaries, bonuses and benefits of persons employed by our Advisor or affiliates except for the salaries, bonuses and benefits of persons who also serve as one of our executive officers. Our Advisor or its affiliates may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. No property management fees for the year ended December 31, 2016 were paid nor incurred.

We reimburse the expenses incurred by our Advisor and its affiliates in connection with its provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs (including salaries and benefits), utilities and IT costs. We do not reimburse our Advisor or its affiliates for employee costs in connection with services for which our Advisor earns acquisition fees or disposition fees (other than reimbursement of travel, due diligence and other costs associated with potential investments, including investments that we do not purchase, and communication expenses) or for the salaries and benefits our Advisor or its affiliates may pay to our executive officers. Unless our directors make a finding, based on nonrecurring and unusual factors which they deem sufficient, that a higher level of expenses is justified for a period, we will not reimburse our Advisor and its affiliates for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets or (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar noncash reserves and excluding any gain from the sale of assets for that period. No operating expense reimbursements for the year ended December 31, 2016 were paid nor incurred and we waived the reimbursement obligation of our Advisor for excess operating expenses incurred by the Company during the third and fourth quarters of 2016 on the grounds that the waivers were fair and reasonable under the circumstances as to why the excess was incurred and how it was required to be calculated.

The conflicts committee considers our relationship with our Advisor and our Sponsors during 2016 to be fair. This conflicts committee believes that the amounts payable to our Advisor under the advisory agreement and the reimbursements paid to our Sponsor are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our Advisor to provide the desired level of services to us and our stockholders.

March 10, 2017	The Conflicts Committee of the Board of Directors:
David Feinleib, Vipe Desai, Jonathan Platt and Jeffrey Randolph

Nomination of Directors

General

We do not have a standing nominating committee. Unless otherwise provided by Maryland law, the board of directors is responsible for selecting its own nominees and recommending them for election by our stockholders, provided that this conflicts committee is responsible for identifying and nominating replacements for vacancies among our independent director positions. Unless filled by a vote of the stockholders as permitted by the Maryland General Corporation Law, a vacancy that results from the removal of a director will be filled by a vote of a majority of the remaining directors. Any vacancy on the board of directors for any other cause will be filled by a vote of a majority of the remaining directors, even if such majority vote is less than a quorum. The board of directors believes that the primary reason for creating a standing nominating committee is to ensure that candidates for independent director positions can be identified and their qualifications assessed under a process free from conflicts of interest with us. Because nominations for vacancies in independent director positions are handled exclusively by this committee composed only of independent directors, the board of directors has determined that the creation of a standing nominating committee is not necessary. We do not have a charter that governs the director nomination process.

Board Membership Criteria.

With respect to filling vacancies for independent director positions, the conflicts committee reviews the appropriate experience, skills and characteristics required of directors in the context of the then-current membership of the board of directors. The full board of directors annually conducts a similar review with respect to all director nominations. This assessment includes, in the context of the perceived needs of the board of directors at that time, issues of knowledge, experience, judgment and skills, such as an understanding of the real estate and real estate finance industries or accounting or financial management expertise. The board of directors seeks to nominate directors with diverse backgrounds, experiences and skill sets that complement each other so as to maximize the collective knowledge, experience, judgment and skills of the entire board of directors. The board of directors assesses its effectiveness in achieving this goal annually, in part, by reviewing the diversity of the skill sets of the directors and determining whether there are any deficiencies in the board of directors’ collective skill set that should be addressed in the nominating process. The board of directors made such an assessment in connection with director nominations for the 2017 annual meeting of stockholders and determined that the composition of the current board of directors satisfies its diversity objectives.

Other considerations in director nominations include the candidate’s independence from conflict with us and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of time in preparation for those meetings. It also is expected that independent directors nominated by the conflicts committee will be individuals who possess a reputation and hold positions or affiliations befitting a director of a large publicly held company and who are actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community. Moreover, as required by our charter, at least one of our independent directors must have at least three years of relevant real estate experience, and each director who is not an independent director must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the types of assets we acquire and manage.

Selection of Directors. Unless otherwise provided by Maryland law, the board of directors is responsible for selecting its own nominees and recommending them for election by our stockholders, provided that the conflicts committee must nominate replacements for any vacancies among the independent director positions. All director nominees stand for election by our stockholders annually.

In nominating candidates for the board of directors, the board of directors (or the conflicts committee, as appropriate) solicits candidate recommendations from its own members and the management of our Advisor. The board of directors and the conflicts committee may also engage the services of a search firm to assist in identifying potential director nominees.

The board of directors and the conflicts committee will consider recommendations made by stockholders for director nominees who meet the established director criteria set forth above. In order to be considered for nomination, recommendations made by stockholders must be submitted within the timeframe required to request a proposal to be included in the proxy materials. In evaluating the persons recommended as potential directors, the board of directors (or the conflicts committee, as appropriate) will consider each candidate without regard to the source of the recommendation and take into account those factors that they determine are relevant. Stockholders may directly nominate potential directors (without the recommendation of the board of directors or conflicts committee) by satisfying the procedural requirements for such nomination as provided in Article II, Section 2.19 of our bylaws.

Stockholder Communications with the Board of Directors

We have established a procedure for stockholders to communicate comments and concerns to the board of directors. Stockholders may contact the board of directors at the following address:

Board of Directors of Rich Uncles NNN REIT, Inc.

3080 Bristol Street Suite 550

Costa Mesa, CA 92626

(855) 742-4862

Stockholders should report any complaints or concerns regarding (1) suspected violations or concerns as to compliance with laws, regulations, our Code of Business Conduct and Ethics or other suspected wrongdoings affecting us or our properties or assets, or (2) any complaints or concerns regarding our accounting, internal accounting controls, auditing matters, or any concerns regarding any questionable accounting or auditing matters affecting us. Stockholders should report any such suspected violations or other complaints or concerns by any of the following means:

•	By calling the toll free at (855) 742-4862; or

•	By mailing a description of the suspected violation or concern to:

Conflicts Committee

c/o Rich Uncles NNN REIT, Inc.

3080 Bristol Street Suite 550

Costa Mesa, CA 92626

Reports will be made known to our Compliance Officer and the conflicts committee chair, provided that no person named in the report will receive the report directly.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our Advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Report of the Conflicts Committee—Certain Transactions with Related Persons for a discussion of the fees paid to our Advisor and its affiliates.

Compensation of Independent and Non-Officer Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. We pay each of our independent directors and non-independent non-officer director John Wang for attending meetings as follows: (i) 500 shares for each board meeting attended; (ii) 500 shares for each committee meeting attended; and (iii) 100 shares for each acquisition vote outside of votes in the course of a board meeting. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

For the year ended December 31, 2016, we paid our directors as follows:

Name	Shares Issued
David Feinleib	2,200
Vipe Desai	2,100
Jonathan Platt	2,100
Jeffrey Randolph	1,300
John Wang	2,100

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

As of December 31, 2016, there is no person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. The following table shows, as of December 31, 2016, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) our directors and executive officers; and (2) all of our directors and executive officers as a group. Mr. Makler and two of our directors, Messrs. Hofer and Wirta, also act as our executive officers through their roles with our Advisor.

Name (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Harold C. Hofer	4,493 shares	0.1827	%*
Raymond E. Wirta	6,341 shares	0.2579	%*
Howard Makler	3,253 shares	0.1323	%*
Jean Ho	491 shares	0.0200	%*
Jeffrey Randolph	1,330 shares	0.0541	%*
Vipe Desai	2,576 shares	0.1048	%*
David Feinleib	2,336 shares	0.0950	%*
Jonathan Platt	2,136 shares	0.0869	%*
John Wang	3,170 shares	0.1289	%*
All managers and executive officers as a group	26,126 shares	1.0625	%*

*	Less than 1% of the outstanding common stock and none of the shares is pledged as security.
(1)	The address of each named beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2)	Based on 2,458,881 shares of common stock outstanding on December 31, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to the Section 16 reporting requirements filed the reports on a timely basis in 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

We have four independent directors. An independent director is a person who meets the requirements set forth in our charter and who is not one of our officers or employees or an officer or employee of our Advisor, Sponsor or their affiliates, and has not been so for the previous two years. Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the conflicts committee, are “independent” as defined by the New York Stock Exchange.

Our Policy Regarding Transactions with Related Persons

Our prospectus requires the conflicts committee to review and approve all transactions between us and our Advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Business Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our chief financial officer, or directly to the conflicts committee, as appropriate.

Certain Transactions with Related Persons

The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2016 as well as any such currently proposed material transactions. See Report of the Conflicts Committee—Certain Transactions with Related Persons above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

During the year ended December 31, 2016, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young LLP has served as our independent registered public accounting firm since June 10, 2016 when it replaced the prior firm of Anton & Chia. Our board of directors has engaged Ernst & Young LLP as our independent auditors to audit our financial statements for the year ending December 31, 2017. Our board may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to our stockholders in accordance with applicable securities laws.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the board pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the board considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The board may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the board at its next scheduled meeting.

For the year ended December 31, 2016, all services rendered by Ernst & Young LLP were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

The board reviewed the audit and non-audit services performed by Ernst & Young LLP, as well as the fees charged by Ernst & Young LLP for such services in 2016. In its review of the non-audit service fees, the board considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young LLP. The following table presents fees for professional services rendered by Ernst &Young LLP for the year ended December 31, 2016:

2016
Audit fees	$389,710
Audit-related fees	-
Tax fees	9,383
All other fees	-
Total	$399,093

For purposes of the preceding table, Ernst & Young LLP’s professional fees are classified as follows:

●	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

●	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

●	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

●	All other fees – These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this Annual Report.

The following financial statement schedule is included herein at pages F-27 through F-28 of this Annual Report: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.

(b)	Exhibits

EXHIBITS LIST

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of Rich Uncles NNN REIT, Inc., previously filed with the Company’s Form S-11 on May 23, 2016.
3.2	Bylaws, previously filed with the Company’s Form S-11 on July 15, 2015.
3.3	Share Repurchase Program, previously filed with Form 8-K on January 17, 2017.
4.1	Form of Subscription Agreement, previously filed as Appendix A to the Prospectus contained in Post-Effective Amendment No. 2 on January 18, 2017.
4.2	Dividend Reinvestment Plan, previously filed as Appendix B to the Prospectus contained in Post-Effective Amendment No. 2 filed January 18, 2017.
10.1	Amended and Restated Advisory Agreement, previously filed with Post-Effective Amendment to Form S-11 on January 18, 2017.
10.2	Commercial Earnest Money Contract (Real Estate Purchase Agreement) for Texas Harley-Davidson property, dated February 9, 2017 between Rich Uncles NNN Operating Partnership, LP and ANS Real Estate Ltd, previously filed with Amendment No. 1 to Post-Effective Amendment No. 2 to Form S-11 on February 16, 2017.
10.3	Director and Officer Indemnification Agreement, filed herewith.
10.4	Non-Solicitation Agreement between the Registrant, Rich Uncles, LLC and Rich Uncles NNN REIT Operator, LLC, filed herewith.
10.5	Code of Business Conduct and Ethics, filed herewith.
10.6	Amendment No. 1 to Amended and Restated Advisory Agreement, filed herewith.
21.1	Subsidiaries, previously filed with the Company’s Form S-11 filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Rich Uncles NNN REIT, Inc.

We have audited the accompanying consolidated balance sheet of Rich Uncles NNN REIT, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rich Uncles NNN REIT, Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for determining whether acquisitions of real estate properties constitute a business combination as a result of the early adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” effective October 1, 2016.

/s/ Ernst & Young LLP

Irvine, California

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rich Uncles NNN REIT, Inc.

We have audited the accompanying balance sheet of Rich Uncles NNN REIT, Inc. (the "Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from inception (May 13, 2015) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations, changes in stockholders’ deficit and its cash flows for the period from inception (May 13, 2015) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California February 25, 2016

Rich Uncles NNN REIT, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Real estate investments:
Land	$5,369,238	$-
Building and improvements	24,243,072	-
Tenant origination and absorption costs	3,632,731	-
Total real estate investments, cost	33,245,041	-
Accumulated depreciation and amortization	(493,185)	-
Total real estate investments, net	32,751,856	-
Cash and cash equivalents	3,431,769	200,815
Restricted cash	245,604	-
Above-market lease intangibles, net	148,577	-
Investment in Rich Uncles REIT I	3,523,809	-
Due from affiliates	108,433
Prepaid expenses and other assets	1,092,512	-
TOTAL ASSETS	$41,302,560	$200,815

LIABILITIES & STOCKHOLDERS' EQUITY
Unsecured credit facility, net	$10,156,685	$-
Mortgage note payable, net	7,113,701	-
Below-market lease intangibles, net	150,767
Accounts payable, accrued and other liabilities	1,070,219	-
Due to affiliates	383,422	7,000
TOTAL LIABILITIES	18,874,794	7,000

Commitments and contingencies (Note 9)

Redeemable common stock	196,660	-

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.001 par value, 200,000,000 shares authorized, 2,458,881 and 20,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	2,458	20
Additional paid-in-capital	23,643,435	199,980
Cumulative distributions and net losses	(1,414,787)	(6,185)
TOTAL STOCKHOLDERS' EQUITY	22,231,106	193,815
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$41,302,560	$200,815

See accompanying notes to the consolidated financial statements

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Operations

	Year Ended	For the Period May 14, 2015 to
	December 31, 2016	December 31, 2015
Revenues:
Rental income	$709,982	$-
Tenant reimbursements	151,762	-
Total revenues	861,744	-

Expenses:
Property expenses	171,063	-
Fees to affiliates (Note 7)	591,073	-
General and administrative	1,276,535	6,185
Depreciation and amortization	493,185	-
Interest expense	395,110	-
Acquisition costs	73,027	-
Total expenses	2,999,993	6,185
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 7)	(979,102)	-
Net expenses	2,020,891	6,185

Other income (loss):
Interest income	977	-
Equity in losses from investment in Rich Uncles REIT I	(79,271)	-
Total other (loss) income	(78,294)	-

Net loss	$(1,237,441)	$(6,185)

Net loss per common share, basic and diluted	$(2.89)	$(4.95)

Weighted-average number of common shares outstanding, basic and diluted	428,255	1,250

See accompanying notes to the consolidated financial statements

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Stockholders' Equity

For the Period May 14, 2015 to December 31, 2015 and the Year Ended December 31, 2016

						Cumulative
					Additional	distributions	Total
	Preferred Stock		Common Stock		Paid-in	and net	Stockholders'
	Shares	Amounts	Shares	Amounts	Capital	losses	Equity
Balance, May 14, 2015 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	20,000	20	199,980	-	200,000
Net loss	-	-	-	-	-	(6,185)	(6,185)
Balance, December 31, 2015	-	-	20,000	20	199,980	(6,185)	193,815
Issuance of common stock	-	-	2,437,718	2,438	24,374,740	-	24,377,178
Distributions declared	-	-	-	-	-	(171,161)	(171,161)
Stock compensation	-	-	9,800	10	97,990	-	98,000
Redemptions of common stock	-	-	(8,637)	(10)	(83,833)	-	(83,843)
Offering costs	-	-	-	-	(731,315)	-	(731,315)
Net loss	-	-	-	-	-	(1,237,441)	(1,237,441)
Transfers to redeemable common stock	-	-	-	-	(214,127)	-	(214,127)
Balance, December 31, 2016	-	$-	2,458,881	$2,458	$23,643,435	$(1,414,787)	$22,231,106

See accompanying notes to the consolidated financial statements

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Cash Flows

	Year ended	For the Period May 14, 2015 to
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,237,441)	$(6,185)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	493,185	-
Stock compensation expense	98,000	-
Deferred rents	28,335	-
Amortization of deferred financing costs	19,651	-
Amortization of above- and below-market lease intangibles, net	17,209	-
Equity in losses from investment in Rich Uncles REIT I	79,271	-
Changes in operating assets and liabilities:
Due to affiliate	22,577	7,000
Due from affiliate	(79,862)
Other assets	(85,347)	-
Accounts payable, accrued and other liabilities	517,252	-
Net cash (used in) provided by operating activities	(127,170)	815

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(32,985,860)	-
Investment in Rich Uncles REIT I	(3,640,634)	-
Distributions from investment in Rich Uncles REIT I	37,554
Funding of amounts due from affiliate	(28,571)
Escrow deposits for future real estate acquisition	(500,000)	-
Net cash used in investing activities	(37,117,511)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from unsecured credit facility	24,215,000	-
Repayments of unsecured credit facility	(14,057,197)	-
Proceeds from mortgage note payable	7,319,700	-
Principal payments on mortgage note payable	(53,555)	-
Payments of deferred financing costs	(173,213)	-
Payments of offering costs	(651,670)	-
Proceeds from issuance of common stock	24,252,182	200,000
Payments to redeem common stock	(83,843)	-
Distributions paid to common stockholders	(46,165)	-
Net cash provided by financing activities	40,721,239	200,000

Net cash increase in cash, cash equivalents and restricted cash	3,476,558	200,815
Cash, cash equivalents and restricted cash, beginning of period	200,815	-
Cash, cash equivalents and restricted cash, end of period	$3,677,373	$200,815

Supplemental disclosure of cash flow information:
Cash paid for interest	$349,120	$-

Supplemental disclosure of noncash flow information:
Transfers to redeemable common stock	$214,127	$-
Increase in lease incentive obligation	$535,500	$-
Reinvested distributions to investment in Rich Uncles REIT I	$2,885	$-
Capitalized acquisition fee payable	$274,200
Increase in redeemable common stock payable	$17,467	$-
Increase in other offering costs due to affiliates	$79,645	$-
Distributions paid to common stockholders through common stock issuance pursuant to the dividend reinvestment plan	$124,996	$-

See accompanying notes to the consolidated financial statements

RICH UNCLES NNN REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1. BUSINESS AND ORGANIZATION

Rich Uncles NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation that expects to elect to qualify as a real estate investment trust (“REIT”) for the year ended December 31, 2016. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., but amended its name on October 19, 2015 to Rich Uncles NNN REIT, Inc. The Company has the authority to issue 250,000,000 shares of stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. The Company sells its shares directly to investors at a purchase price of $10.00 per share. The minimum investment in shares is $500. The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing corporate properties located in the United States (“Properties”), which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its Properties.

The Company will hold its investments through special purpose wholly owned limited liability companies or through Rich Uncles NNN Operating Partners, L.P., a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owns a 99% partnership interest in the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company (the “NNN LP”) formed on May 13, 2016, owns the remaining 1% interest in the Operating Partnership and is its sole limited partner. NNN LP is wholly owned by the Company.

Subject to certain restrictions and limitations, the business of the Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement, as amended (the “Advisory Agreement”). The Advisor is wholly owned by the Company’s sponsor, Rich Uncles, LLC (the “Sponsor”). On June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its common stock to the Sponsor, respectively, at a purchase price of $10.00 per share.

On July 15, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of $100,000,000 of common stock pursuant to the Company’s dividend reinvestment plan (the “DRP Offering” and, together with the Primary Offering, the “Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016.

On July 20, 2016, the Company began offering shares to the public, and through December 31, 2016, the Company had sold 2,437,718 shares of common stock in the Offering, for aggregate gross offering proceeds of $24,377,178, including 12,500 shares of common stock sold under its dividend reinvestment plan for aggregate gross offering proceeds of $125,000. Also, as of December 31, 2016, the Company had redeemed 8,637 shares of common stock for $83,843.

As of December 31, 2016, the Company had invested in seven retail properties and two office properties.

The Company continues to offer shares of common stock under the Offering. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue the Offering. The Company may terminate the Offering at any time.

NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

The consolidated financial statements include the accounts of the Company, NNN LP, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

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

Restricted Cash

Restricted cash is comprised of funds which are held in escrow or are otherwise restricted for use as required by certain lenders in conjunction with an acquisition or debt financing.

Real Estate

Real Estate Acquisition Valuation

The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.

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

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of Properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

•	Buildings	35-40 years
•	Site improvements	Shorter of 15 years or remaining contractual lease term
•	Tenant improvements	Shorter of 15 years or remaining contractual lease term
•	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining contractual lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles

Impairment of Real Estate and Related Intangible Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As of December 31, 2016, the Company did not record any impairment charges related to its real estate investments.

Revenue Recognition

The Company recognizes rental income from tenants under operating leases on a straight-line basis over the noncancelable term of the lease when collectability of such amounts is reasonably assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, management of the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectable and to estimate the amount of the receivable that may not be collected. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

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

Fair Value Measurements and Disclosures

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2016. As of December 31, 2016, the return for calendar year 2015 remains subject to examination by major tax jurisdictions.

Distributions

The Company intends, although is not legally obligated, to make regular monthly distributions to holders of its shares at least at the level required to maintain REIT status unless the results of operations, general financial condition, general economic conditions or other factors inhibits the Company from doing so. Distributions are authorized at the discretion of the Company’s board of directors, which is directed, in substantial part, by its obligation to cause the Company to comply with the REIT requirements of the Internal Revenue Code. To the extent declared by the board of directors, distributions are payable on the 10th day of the following month declared. Should the 10th day fall on a weekend, distributions are expected to be paid on the first business day thereafter.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRP”) through which common stockholders may elect to reinvest any amount up to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the dividend reinvestment plan will acquire common stock at a price per share equal to the price to acquire a share of common stock in the Primary Offering. The initial price per share in the Offering, and as of the date of these financial statements, is $10.00 per share. The price may be adjusted during the course of the Offering on an annual basis to equal the estimated Net Asset Value (“NAV”) per share commencing January 1, 2018.

Redeemable Common Stock

The Company has adopted a share repurchase program (“Share Repurchase Program”) that enables stockholders to sell their stock to the Company in limited circumstances.

Stockholders who wish to avail themselves of the Share Repurchase Program must notify the Company by three business days before the end of the month for their shares to be repurchased by the third business day of the following month. The Share Repurchase Program provides that share repurchases may be funded by (a) distribution reinvestment proceeds, (b) the prior or future sale of shares, (c) indebtedness, including a line of credit and traditional mortgage financing, and (d) asset sales.

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

Pursuant to the Share Repurchase Program, until the Company announces the estimated net asset value per share of its common stock, the price at which the Company will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for less than one year, 97.0% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least one year but less than two years, 98.0% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least two years but less than three years, 99.0% of the price paid to acquire the shares from the Company; and

•	For those shares held by the redeeming stockholder for at least three years, 100.0% of the price paid to acquire the shares from the Company.

The Company records amounts that are redeemable under the Share Repurchase Program as redeemable common stock in its consolidated balance sheets because the shares are redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s Share Repurchase Program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares sold, subject to 5% of the weighted-average number of shares outstanding during the prior 12 months.

When the Company determines it has a mandatory obligation to repurchase shares under the Share Repurchase Program, it reclassifies such obligations from temporary equity to a liability based upon their respective settlement values.

Following the initial calculation of NAV and NAV per share currently scheduled to occur on December 31, 2017, the Company will be subject to the following limitations on the number of shares the Company may repurchase under the Share Repurchase Program:

•	Repurchases per month will be limited to no more than 2% of the Company’s most recently determined aggregate NAV, which the Company currently intends to calculate on an annual basis beginning with a calculation as of December 31, 2017, and for any calendar quarter to no more than 5% of the most recently determined aggregate NAV, which means the Company will be permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of the aggregate NAV in any 12-month period as adjusted in the below paragraphs.

•	The Company currently intends that the foregoing repurchase limitations will be based on “net repurchases” during a quarter or month, as applicable. The term “net repurchases” means the excess of the Company’s share repurchases (capital outflows) over the proceeds from the sale of its shares (capital inflows) for a given period. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Offering (including purchases pursuant to the DRP) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

•	While the Company currently intends to calculate the foregoing repurchase limitations on a net basis, the board of directors may choose whether the 5% quarterly limit will be applied to “gross repurchases,” meaning that amounts paid to repurchase shares would not be netted against capital inflows. If repurchases for a given quarter are measured on a gross basis rather than on a net basis, the 5% quarterly limit could limit the amount of shares redeemed in a given quarter despite the Company receiving a net capital inflow for that quarter.

•	In order for the board of directors to change the basis of repurchases from net to gross, or vice versa, the Company will provide notice to its stockholders in a prospectus supplement or current or periodic report filed with the SEC, as well as in a press release or on its website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

After the Company establishes an estimated net value per share of its common stock, the price at which the Company will redeem the shares is as follows:

•	For those shares held by the redeeming stockholder for less than one year, 97.0% of the Company’s most recent estimated net asset value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least one year but less than two years, 98.0% of the Company’s most recent estimated net asset value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years but less than three years, 99.0% of the Company’s most recent estimated net asset value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least three years, 100.0% of the Company’s most recent estimated net asset value per share as of the applicable redemption date.

Related Party Transactions

Acquisition Fees

The Company shall pay the Advisor a fee equal in the amount of 3.0% of Company’s Contract Purchase Price, as defined, of its Properties as acquisition fees (“Acquisition Fees”). The total of all Acquisition Fees and other acquisition expenses shall be reasonable, and shall not exceed 6.0% of the contract price of the property.  However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

Asset Management Fee

The Company shall pay to the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the Company’s Average Invested Assets, as defined in the Prospectus and Advisory Agreement (the “Asset Management Fee”), as of the ending of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s Independent Directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All of any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets.

On December 8, 2016, the Company filed a prospectus supplement amending the Asset Management Fee such that, the Advisor pays 50% of the pro rata portion of its Asset Management Fee attributable to investors who have aggregate subscriptions for at least 100,000 shares ($1,000,000) (the “Large Investors”), on a pro rata basis, to the Large Investors. The Large Investors payments are a contractual obligation under the Advisory Agreement, and will be paid directly by the Advisor.

Financing Coordination Fee

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of services (as determined by a majority of the Independent Directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to its Properties, then the Company shall pay to the Advisor a financing coordination fee equal to 1.0% of the amount of such financing.

Property Management Fees

If Advisor or an affiliate provides a substantial amount of the property management services (as determined by a majority of the Independent Directors) for the Company’s Properties, then Company shall pay to the Advisor a property management fee equal to 1.5% of gross revenues from the Properties managed. The Company also will reimburse the Advisor and any of its Affiliates for property-level expenses that such Person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of Persons employed by such Person, except for the salaries, bonuses and benefits of Persons who also serve as one of the Company’s executive officers or as an executive officer of such Person. The Advisor or its Affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.

Disposition Fees

For substantial assistance in connection with the sale of Properties, the Company shall pay to its Advisor or an affiliate 3.0% of the Contract Sales Price, as defined, of each of the Properties sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with its Advisor or its affiliates, the disposition fees paid to its Advisor, sponsors, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6.0% of the Contract Sales Price.

Leasing Commission Fees

If the Advisor provides a substantial amount of the services (as determined by a majority of the Independent Directors) in connection with the Company’s leasing of Properties to unaffiliated third parties, then the Company shall pay to the Advisor leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission.

Subordinated Participation Fee

The Company shall pay to the Advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year and paid (if at all) in the immediately following January. The subordinated participation fee is only due if the Preferred Return, as defined, is achieved and is equal to the sum of (using terms as defined in the Advisory Agreement):

(i)	40% of the product of (a) the difference of (x) the Preliminary NAV per share minus (y) the Highest Prior NAV per share, multiplied by (b) the number of shares outstanding as of December 31 of the relevant annual period, but only if this results in a positive number, plus

(ii)	40% of the product of: (a) the amount by which aggregate cash distributions to stockholders during the annual period, excluding return of capital distributions, divided by the weighted average number of shares outstanding for the annual period, exceed the Preferred Return, multiplied by (b) the weighted average number of shares outstanding for the annual period calculated on a monthly basis; provided. On December 8, 2016, the Company filed a prospectus supplement amending the Advisory Agreement such that, the Advisor shall pay 50% of the pro rata portion of its Subordinated Participation Fee attributable to the Large Investors, on a pro rata basis, to the Large Investors. The Large Investors payments are a contractual obligation under the Advisory Agreement, and will be paid directly by the Advisor.

No subordinated participation fees have been incurred or paid to the Advisor through December 31, 2016. The Company’s expected first revaluation of NAV is scheduled to occur as of December 31, 2017.

Liquidation Fee

The Company shall pay to the Advisor or one of its affiliates a liquidation fee (“Liquidation Fee”) calculated from the value per share resulting from a liquidation event, including but not limited to a sale of all of the Company’s Properties, a public listing of the Company on an exchange, or a merger of the Company with a public or non-public company, equal to 40% of the increase in the resultant value per share as compared to the Highest Prior NAV per share, if any, multiplied by the number of outstanding shares as of the liquidation date, subordinated to payment to stockholders of the Preferred Return, pro-rated for the year in which the liquidation event occurs; provided, however, that the Advisor shall pay 50% of the pro rata portion of its Liquidation Fee attributable to the Large Investors, on a pro rata basis, to the Large Investors.

Segments

The Company has invested in single-tenant income-producing Properties. The Company’s real estate Properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of December 31, 2016, the Company aggregated its investments in real estate into one reportable segment.

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding for the year ended December 31, 2016 and for the period from May 14, 2015 (inception) to December 31, 2015.

Distributions declared per common share were $0.32 for the year ended December 31, 2016. For the period from May 14, 2015 (inception) to December 31, 2015, there were no distributions declared.

Square Footage, Occupancy and Other Measures

Square footage, occupancy and other measures used to describe real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. On January 1, 2016, the Company adopted ASU 2015-02 and it did not have a material impact on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840).  ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. On December 31, 2016, the Company adopted ASU 2014-15 and it did not impact the Company’s consolidated financial statements nor disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2016, and the standard was applied retrospectively for all periods presented. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions of real estate to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU 2017-01 as of October 1, 2016. As a result of the adoption of ASU 2017-01, the Company’s real estate acquisitions during the three months ended December 31, 2016 were determined to represent asset acquisitions, and acquisition fees and expenses related to these acquisitions were capitalized.

NOTE 3. REAL ESTATE

As of December 31, 2016, the Company’s real estate portfolio consisted of nine properties in six states consisting of retail and office properties. The following table provides summary information regarding the Company’s real estate as of December 31, 2016:

Property	Location	Acquisition date	Property type	Land, building and improvements	Tenant origination and absorption costs	Accumulated depreciation and amortization	Total real estate investments, net
Accredo	Orlando, FL	6/15/2016	Office	$9,656,862	$1,053,638	$(264,787)	$10,445,713
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(177,644)	4,675,727
1905 Hallowell	Litchfield, ME	11/04/2016	Retail	1,281,812	116,302	(5,030)	1,393,084
409 US Route	Wilton, ME	11/04/2016	Retail	1,543,776	140,653	(6,438)	1,677,991
23 Wert Drive	Thompsontown, PA	11/04/2016	Retail	1,199,860	106,730	(4,833)	1,301,757
6696 State Route	Mt. Gilead, OH	11/04/2016	Retail	1,174,188	111,847	(4,634)	1,281,401
7970 E Harbor Rd	Lakeside, OH	11/04/2016	Retail	1,112,872	100,857	(4,756)	1,208,973
5405 Tiffin Ave	Castalia, OH	11/04/2016	Retail	1,102,086	86,408	(4,621)	1,183,873
5900 Hwy	Cedar Park, TX	12/27/2016	Office	8,392,906	1,210,873	(20,442)	9,583,337
				$29,612,310	$3,632,731	$(493,185)	$32,751,856

Current Period Acquisitions

During the year ended December 31, 2016, the Company acquired the following properties:

Property	Location	Acquisition date	Land	Buildings and improvements	Above- market lease intangibles	Below- market lease intangibles	Tenant origination and absorption costs	Total
Accredo	Orlando, FL	6/15/2016	$1,706,641	$7,950,221	$-	$-	$1,053,638	$10,710,500
Walgreens	Stockbridge, GA	6/21/2016	1,033,105	3,114,843	166,629	-	705,423	5,020,000
1905 Hallowell	Litchfield, ME	11/04/2016	293,912	987,900	-	-	116,302	1,398,114
409 US Route	Wilton, ME	11/04/2016	212,035	1,331,741	-	-	140,653	1,684,429
23 Wert Drive	Thompsontown, PA	11/04/2016	217,912	981,948	-	-	106,730	1,306,590
6696 State Route	Mt. Gilead, OH	11/04/2016	283,578	890,610	-	-	111,847	1,286,035
7970 E Harbor Rd	Lakeside, OH	11/04/2016	176,515	936,357	-	-	100,857	1,213,729
5405 Tiffin Ave	Castalia, OH	11/04/2016	154,677	947,409	-	-	86,408	1,188,494
5900 Hwy	Cedar Park, TX	12/27/2016	1,290,863	7,102,043		(151,609)	1,210,873	9,452,169
			$5,369,238	$24,243,072	$166,629	$(151,610)	3,632,731	$33,260,060

The intangible assets and liabilities acquired in connection with these acquisitions have a weighted average amortization period as of the date of the acquisition of approximately seven years and seven years, respectively. The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805) that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities).

During the year ended December 31, 2016, the Company recorded the Accredo and Walgreens acquisitions as business combinations and expensed acquisition costs of $547,148. During the year ended December 31, 2016, the Company recognized $748,481 of revenues and $152,915 of operating expenses, respectively, pertaining to the Accredo and Walgreens acquisitions.

During the year ended December 31, 2016, the Company recorded all other properties acquired subsequent to October 1, 2016 as asset acquisitions and capitalized acquisition costs of $675,961.

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

As of December 31, 2016, the Company had an asset concentration related to Accredo Health Group, Inc. (“AHG”), the tenant at the Accredo property, and Dana Incorporated (“Dana Inc.”), the tenant at the 5900 Hwy property. As of December 31, 2016, Accredo and 5900 Hwy properties represented 25% and 23% of total assets, respectively.

The lease agreement with AHG is guaranteed by Express Scripts Holding Company (“Express Scripts”). Express Scripts’ financial statements can be found at can be found at http://www.express-scripts.com (NASDAQ: ESRX).

Dana Inc.’s financial statements can be found at http://www.dana.com (NASDAQ: DAN).

Revenue Concentration

As of December 31, 2016, our portfolio’s highest tenant concentration (greater than 10% of annualized base rent) was as follows:

Property and Location	Effective Annual Base Rent	Percentage of Annualized Base Rent
Accredo, Orlando, FL	$872,550	$36.0%
Walgreens Stockbridge, GA	360,000	14.8%
5900 Hwy Cedar Park, TX	656,076	27.0%

As of December 31, 2016, no other tenants accounted for more than 10% of annualized base rent.

As of December 31, 2016, the future minimum contractual rental income from the Company’s real estate investments under its non-cancelable operating leases was as follows:

Total
2017	$2,450,550
2018	2,487,342
2019	2,524,914
2020	2,563,267
2021	1,751,890
Thereafter	6,427,765
$18,205,728

Intangibles

As of December 31, 2016, the Company’s intangibles were as follows:

	Tenant origination and absorption costs	Above-market lease intangibles	Below-market lease intangibles
Cost	$3,632,731	$166,629	151,610
Accumulated amortization	(210,404)	(18,052)	(843)
Net amount	$3,422,327	$148,577	150,767

Increases (decreases) in net income (loss) as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease intangibles and below-market lease intangibles for the year ended December 31, 2016 were as follows:

	Tenant origination and absorption costs	Above-market lease intangibles	Below-market lease intangibles
Amortization	$(210,404)	$(18,052)	$843

The remaining unamortized balance of these outstanding intangible assets and liabilities as of December 31, 2016 is estimated to be amortized for the years ending December 31 as follows:

	Above-market lease intangibles	Tenant origination and absorption costs	Below-market lease intangibles
2017	$33,326	$574,643	$20,215
2018	33,326	574,643	20,215
2019	33,326	574,643	20,215
2020	33,326	574,643	20,215
2021	15,273	311,737	20,215
Thereafter	-	812,020	49,694
	$148,577	$3,422,329	$150,769
Weighted-Average Remaining Amortization Period	5 years	7 years	7 years

NOTE 4. INVESTMENTS

Investment in Rich Uncles REIT I

As of December 31, 2016, the Company had invested $3,643,518 for 364,352 shares in Rich Uncles Real Estate Investment Trust I (“Rich Uncles REIT I”), an affiliate of the Sponsor. As of December 31, 2016, the Company’s investment which represented approximately 4.45% ownership interest in Rich Uncles REIT I. The Company has the ability to exercise significant influence over the operations, financial policies and decision making of Rich Uncles REIT I, as the Sponsor and the board members are the same for both Rich Uncles REIT I and the Company. In addition, as there is no public market to sell shares for Rich Uncles REIT I, this investment is considered to not have a readily determinable fair value. Accordingly, the Company has accounted for its investment in Rich Uncles REIT I under the equity method of accounting. As of December 31, 2016, the Company did not identify any indicators of impairment related to its investment in Rich Uncles REIT I.

As of December 31, 2016, the book value of the Company’s investment in Rich Uncles REIT I was $3,523,809.  During the year ended December 31, 2016, the Company recognized $79,271 of equity in losses with respect to this investment.

NOTE 5. DEBT

Mortgage Note Payable

As of December 31, 2016, the Company’s mortgage note payable consisted of the following:

	Principal amount	Deferred financing costs, net	Net balance	Contractual interest rate	Loan maturity
Accredo/Walgreens loan	$7,266,145	$(152,444)	$7,113,701	3.95%	7/1/2021

Unsecured Credit Facility

On June 7, 2016, the Company, through the Operating Partnership, entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank. Pursuant to the Unsecured Credit Agreement, the Company was provided with a $12,000,000 unsecured credit facility with an interest rate equal to 1% over an independent index which is the highest rate on corporate loans, which had posted by at least 75% of the USA’s thirty (30) largest banks known as The Wall Street Journal Prime Rate as published in the Wall Street Journal (the “Index”), which had an initial rate of 4.5%. Payments under the Unsecured Credit facility are interest only and are due on the 15th day of each month. The unsecured credit facility matures June 15, 2017. As of December 31, 2016, in connection with the Unsecured Credit Agreement, the Company incurred $2,547 of deferred financing costs, of which $1,429 was amortized to interest expense. As of December 31, 2016, there was $10,157,803 outstanding under the unsecured credit facility.

Pursuant to the terms of the mortgage note payable and the Unsecured Credit Facility, the Company and/or the Operating Partnership is subject to certain financial loan covenants. The Company was in compliance with all of its financial debt covenants as of December 31, 2016.

The following summarizes the future principal repayments of the Company’s mortgage notes payable and Unsecured Credit Facility as of December 31, 2016:

	Mortgage Note Payable	Unsecured Credit Facility	Total
2017	$132,180	$10,157,803	$10,289,983
2018	137,496	-	137,496
2019	143,027	-	143,027
2020	148,780	-	148,780
2021	6,704,663	-	6,704,663
Total principal	7,266,146	10,157,803	17,423,949
Deferred financing costs, net	(152,444)	(1,118)	(153,562)
Total	$7,113,702	$10,156,685	$17,270,387

During the year ended December 31, 2016, the Company incurred $395,110 of interest expense. Included in interest expense during the year ended December 31, 2016 was $19,651 of amortization of deferred financing costs. As of December 31, 2016, $26,339 of interest expense was payable.

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

The following were the face value, carrying amount and fair value of the Company’s mortgage note payable as of December 31, 2016:

	Face value	Carrying value	Fair value
Mortgage note payable	$7,266,145	$7,113,701	$7,266,145

Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

NOTE 7. RELATED PARTY TRANSACTIONS

The Advisory Agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offering, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for Rich Uncles REIT I. During the year ended December 31, 2016, no other business transactions occurred between the Company and Rich Uncles REIT I, other than described below and in Note 4.

In 2015, the Company sold 20,000 shares of common stock to the Sponsor at $10.00 per share for gross proceeds of $200,000.  In June 2016, the Company repurchased 20,000 shares from the Sponsor for $200,000 and reissued the 6,667 shares each to Messrs. Wirta, Hofer and Makler or $66,667 at $10.00 per share. The share sales were made in privately negotiated transactions in reliance on the exemption from the registration requirements of the Securities Act of 1933 contained in Section 4(2) thereof.

Pursuant to the terms of these agreements, summarized below are the related party costs incurred by the Company for the year ended December 31, 2016 and for the period May 14, 2015 to December 31, 2015 and any related amounts payable as of December 31, 2016 and December 31, 2015:

	Year ended December 31, 2016			For the period May 14, 2015 to December 31, 2015
	Incurred	Receivable	Payable	Incurred	Payable
Expensed
Acquisition fees (1)	$474,121	$-	$-	$-	$-
Asset management fees (1)(4)	116,952	-	29,577	-	-
Expense reimbursements from Sponsor	(951,601)	79,862	-	-	-
Waiver of asset management fees (4)	(27,501)	-	-	-	-
Capitalized
Acquisition fees	505,608	-	274,200	-	-
Additional paid-in-capital
Reimbursable organizational and offering expenses (3)	731,315	-	79,645	6,000	6,000
Other
Costs advanced by Sponsor (2)	-	-	-	1,000	1,000
Costs reimbursable from Rich Uncles REIT I (5)	28,571	28,571	-
	$877,465	$108,433	$383,422	$7,000	$7,000

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	The Sponsor advanced $1,000 to the Company related to the opening of a bank account, which is reflected in “Due to affiliates” on the consolidated balance sheet.

(3)	As of December 31, 2016, the Sponsor had incurred $1,881,958 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering costs to the extent of 3% of gross offering proceeds. The payable related to this obligation at December 31, 2016 is reflected in “Due to affiliates” on the consolidated balance sheets.

(4)	To the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the year December 31, 2016, the Advisor deferred and waived $27,501 of asset management fees, which will not subject to future recoupment by the Advisor.

(5)	The Company incurred $28,571 of costs in conjunction with due diligence for a property acquisition which are owed to the Company from Rich Uncles REIT I as of December 31, 2016 and reflected in “Due from affiliates” on the consolidated balance sheet.

During the year ended December 31, 2016, the Company reimbursed Rich Uncles REIT I $95,730 for costs incurred related to the Accredo and Walgreens properties which were acquired by the Company.

Organization and Offering Costs

During the Offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organization and offering costs (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organization and offering costs related to the Offering to the extent they exceed 3.0% of gross offering proceeds from the Offering. As of December 31, 2016, the Sponsor has incurred organization and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company receives gross offering proceeds from future share sales, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of December 31, 2016, the Company has reimbursed the Sponsor $657,670 in organization and offering costs. The Company’s maximum liability for organization and offering costs through December 31, 2016 was $731,315, of which $79,645 remained payable as of December 31, 2016 and is included in “Due to Affiliates” on the consolidated balance sheet.

Investor Relations Payroll Expense Reimbursements from Sponsor

The Company employs investor personnel that answer potential investor inquiries regarding the Company and/or its prospectus and handle investor relations. Per the Advisory Agreement, to the extent that the Company pays any offering expenses directly, the Sponsor is obligated to reimburse the Company for such offering expenses. The Sponsor considers these payroll costs to be offering expenses. The total amount of such payroll reimbursements were $951,601 for the year ended December 31, 2016, of which $79,862 was receivable from the Sponsor at December 31, 2016 and is included in “Due from affiliates” on the consolidated balance sheet.

Other Operating Expense Reimbursement

Under the prospectus, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (2%/25% Limitation). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Conflicts Committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.

Operating expense reimbursements for the four fiscal quarters ended December 31, 2016 exceeded the 2%/25% Limitation. The Conflicts Committee approved the operating expenses above the 2%/25% Limitation, as they determined that the relationship of the Company’s operating expenses to average invested assets were justified for the year ended December 31, 2016 given the costs of operating a public company and the early stage of operations.

NOTE 8. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2016 and 2015. The Company acquired nine Properties during the year ended December 31, 2016. The following unaudited pro forma information for the years ended December 31, 2016 and 2015 has been prepared to give effect to the acquisitions as if the acquisitions had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Years Ended December 31,
	2016	2015
Revenues	$3,091,194	$1,931,992
Depreciation and amortization	$1,544,205	$965,137
Net income	$425,865	$264,998

The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude $547,148 of acquisition fees and costs incurred in 2016, which were expensed in connection with the Company’s real estate acquisitions.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s Properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the Properties could result in future environmental liabilities.

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

Diversification Risk

The assets of the Company are concentrated in the real estate sector.  Accordingly, the real estate investments of the Company may be subject to more rapid changes in value than would be the case if the assets were widely diversified among investments or industry sectors.  Furthermore, the Company's investments in real estate are concentrated in two investment types with over 64% of projected revenues procuring from two office properties.  This lack of diversification exposes the Company to potential losses and unforeseen economic conditions that could have an adverse effect on its operations.

The Company generally does not require collateral or other security from tenants, other than security deposits or letters of credit. However, since concentration of rental revenue from certain tenants exists, the inability of those tenants to make their payments could have an adverse effect on the Company.

NOTE 10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below in a summary of the unaudited quarterly financial information for the year ended December 31, 2016 and for the period May 14, 2015 (inception) to December 31, 2015:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$-	$41,466	$359,544	$460,734
Net loss	(91)	(593,679)	(299,625)	(344,046)
Net loss per common share, basic and diluted	-	(29.68)	(1.39)	(0.42)
Distributions declared per common share	-	-	0.14	0.18

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$-	$-	$-	$-
Net loss	-	(3,000)	(36)	(3,149)
Net loss per common share, basic and diluted	-	(4.60)	-	(0.31)
Distributions declared per common share	-	-	-	-

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Offering Status

As of March 27, 2017, the Company had sold 4,371,458 shares of common stock in the Offering, for aggregate gross offering proceeds of $43,714,584, including 51,172 shares of common stock sold under its distribution reinvestment plan for aggregate gross offering proceeds of $511,723.

Distributions

On January 10, 2017, the Company’s board of directors declared dividends based on daily record dates for the period December 1, 2016 through December 31, 2016 at a rate of $0.00188172 per share per day, or $120,956, on the outstanding shares of the Company’s common stock, which the Company paid distributions on January 10, 2017.

On February 10, 2017, the Company’s board of directors declared dividends based on daily record dates for the period January 1, 2017 through January 31, 2017 at a rate of $0.00188172 per share per day, or $161,324, on the outstanding shares of the Company’s common stock, which the Company paid distributions on February 10, 2017.

On March 10, 2017, the Company’s board of directors declared dividends based on daily record dates for the period February 1, 2017 through February 28, 2017 at a rate of $0.00208333 per share per day, or $161,324, on the outstanding shares of the Company’s common stock, which the Company paid distributions on March 10, 2017.

Acquisitions

On March 7, 2017, the Company, through a wholly-owned subsidiary, acquired an office building (“Northrop Grumman”) leased to Northrop Grumman, totaling approximately 107,419 square feet, located in Melbourne, Florida. The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for Northrop Grumman was $13,270,000 plus closing costs. The Company is in process of assessing the fair value of the acquired tangible assets and any applicable intangible assets and liabilities for this asset acquisition.

On March 27, 2017, the Company, through a wholly-owned subsidiary, acquired an office building (“Exp Maitland”) leased to exp US Services, totaling approximately 34,262 square feet, located in Maitland, Florida. The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for Exp Maitland was $6,750,000 plus closing costs. The Company is in process of assessing the fair value of the acquired tangible assets and any applicable intangible assets and liabilities for this asset acquisition.

Probable Acquisition

On February 9, 2017, we entered into an agreement to acquire a 70,960 square foot retail property in Dallas/Fort Worth, Texas that is leased to Harley Davidson. We expect to close the acquisition of this property in April 2017 for a purchase price of $12,750,000, with no initial mortgage financing.

Debt Financing

On March 14, 2016, we obtained a $3,986,988 mortgage loan through a nonaffiliated lender. The loan is secured by 1905 Hallowell, 409 US Route, 23 Wert Drive, 6696 State Route, 7970 E Harbor Rd, and 5405 Tiffin Ave (collectively referred to as the “Dollar General properties”). The mortgage loan has a fixed interest rate of 4.69% and matures on April 1, 2022.

On March 28, 2017, we obtained a $4,758,000 mortgage loan through a nonaffiliated lender. The loan is secured by 5900 Highway, Cedar Park, TX (“Dana”). The mortgage loan has a fixed interest rate of 4.56% per annum and matures on April 1, 2023.

Rich Uncles NNN REIT, Inc.

Schedule III

Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2016

						Initial Cost to Company				Gross Amount at which Carried at Close of Period
			Original						Costs Capitalized				Accumulated
		Ownership	Year of				Building &		Subsequent to		Building &		Depreciation and
Description	Location	Percent	Construction	Date Acquired	Encumbrances	Land	Improvements(1)	Total	Acquisition	Land	Improvements(1)	Total(2)	Amortization
Accredo	Orlando, FL	100%	2006	6/15/2016	$5,023,673	$1,706,641	$9,003,859	$10,710,500	$-	$1,706,641	$9,003,859	$10,710,500	$(264,787)
Walgreens	Sotckbridge, GA	100%	2001	6/21/2016	2,242,472	1,033,105	3,820,266	4,853,371	-	1,033,105	3,820,266	4,853,371	(177,644)
1905 Hallowell	Litchfield, ME	100%	2015	11/4/2016	-	293,912	1,104,202	1,398,114	-	293,912	1,104,202	1,398,114	(5,030)
409 US Route	Wilton, ME	100%	2015	11/4/2016	-	212,035	1,472,393	1,684,428	-	212,035	1,472,393	1,684,428	(6,438)
23 Wert Drive	Thompsontown, PA	100%	2015	11/4/2016	-	217,912	1,088,678	1,306,590	-	217,912	1,088,678	1,306,590	(4,833)
6696 State Route	Mt. Gilead, OH	100%	2015	11/4/2016	-	283,578	1,002,456	1,286,034	-	283,578	1,002,456	1,286,034	(4,634)
7970 E Harbor Rd	Lakeside, OH	100%	2015	11/4/2016	-	176,515	1,037,214	1,213,729	-	176,515	1,037,214	1,213,729	(4,756)
5405 Tiffin Ave	Castalia, OH	100%	2015	11/4/2016	-	154,677	1,033,817	1,188,494	-	154,677	1,033,817	1,188,494	(4,621)
5900 Hwy	Cedar Park, TX	100%	2013	12/27/2016	-	1,290,863	8,312,918	9,603,781	-	1,290,863	8,312,918	9,603,781	(20,442)
					$7,266,145	$5,369,238	$27,875,803	$33,245,041	$-	$5,369,238	$27,875,803	$33,245,041	$(493,185)

(1)	Building and improvements include tenant origination and absorption costs

(2)	The aggregate cost of real estate for federal income tax purposes was $32,985,860 (unaudited) as of December 31, 2016.

Rich Uncles NNN REIT, Inc.

Schedule III

Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2016

	2016	2015
Real estate investments:
Balance at beginning of year	$-	$-
Acquisitions	33,245,041	-
Balance at end of year	$33,245,041	$-

Accumulated depreciation and amortization:
Balance at beginning of year	$-	$-
Depreciation and amortization	(493,185)	-
Balance at end of year	$(493,185)	$-

Real estate investments, net:	$32,751,856	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on March 31, 2017.

RICH UNCLES NNN REIT, INC.

By:	/s/ HAROLD HOFER
Harold Hofer
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ HAROLD HOFER	Chief Executive Officer and Director	March 31, 2017
Harold Hofer	(principal executive officer)

/s/ JEAN HO	Chief Financial Officer	March 31, 2017
Jean Ho	(principal financial officer and accounting officer)
/s/ RAYMOND WIRTA	Chairman of the Board	March 31, 2017
Raymond Wirta
/s/ HOWARD MAKLER	President and Chief Marketing Officer	March 31, 2017
Howard Makler
s/ JEFFREY RANDOLPH	Director	March 31, 2017
Jeffrey Randolph

/s/ JONATHAN PLATT	Director	March 31, 2017
Jonathan Platt

/s/ DAVID FEINLEIB	Director	March 31, 2017
David Feinleib

/s/ VIPE DESAI	Director	March 31, 2017
Vipe Desai

/s/ JOHN WANG	Director	March 31, 2017
John Wang