Form 10-Q
period 2017-03-31
Rich Uncles NNN REIT, Inc.
filed 2017-05-15
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 11, 2017 there were 5,131,428 shares of Common Stock outstanding.

RICH UNCLES NNN REIT, INC.

FORM 10-Q

MARCH 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1 – Unaudited Condensed Consolidated Financial Statements

Rich Uncles NNN REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Real estate investments:
Land	$7,346,251	$5,369,238
Buildings and improvements	40,570,593	24,243,072
Tenant origination and absorption costs	5,362,271	3,632,731
Total investments in real estate property	53,279,115	33,245,041
Accumulated depreciation and amortization	(924,044)	(493,185)
Total investments in real estate property, net	52,355,071	32,751,856
Investment in Rich Uncles REIT I	3,464,185	3,523,809
Real estate investments, net	55,819,256	36,275,665

Cash and cash equivalents	6,788,539	3,431,769
Restricted cash	-	245,604
Above-market lease intangibles, net	756,880	148,577
Due from affiliates	137,813	108,433
Prepaid expenses and other assets	1,242,458	1,092,512
TOTAL ASSETS	$64,744,946	$41,302,560

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage notes payable, net	$15,514,018	$7,113,701
Unsecured credit facility, net	6,529,519	10,156,685
Accounts payable, accrued expenses and other liabilities	1,471,160	1,070,219
Below-market lease intangibles, net	142,262	150,767
Due to affiliates	277,775	383,422
TOTAL LIABILITIES	23,934,734	18,874,794

Redeemable common stock	152,073	196,660

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.001 par value, 200,000,000 shares authorized, 4,466,881 and 2,458,811 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	4,467	2,458
Additional paid-in-capital	43,012,645	23,643,435
Cumulative distributions and net losses	(2,358,973)	(1,414,787)
TOTAL STOCKHOLDERS' EQUITY	40,658,139	22,231,106

Commitments and contingencies (Note 7)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$64,744,946	$41,302,560

See accompanying notes to the condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles NNN REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Rental income	$696,694	$-
Tenant recoveries	162,516	-
Total revenue	859,210	-

Expenses:
Asset management fees to affiliate (Note 6)	111,298	-
General and administrative	1,186,844	91
Depreciation and amortization	430,859	-
Interest expense	131,837	-
Property expenses	179,778	-
Total expenses	2,040,616	91
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 6)	(715,850)	-
Net expenses	1,324,766	91

Other income:
Interest income	275	-
Equity in earnings from Rich Uncles REIT I	7,957	-
Total other income	8,232	-

Net loss	$(457,324)	$(91)

Net loss per share, basic and diluted	$(0.13)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	3,457,826	20,000

Dividends declared per common share	$0.175	$-

See accompanying condensed notes to the consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles NNN REIT, Inc.

Condensed Consolidated Statement of Stockholders' Equity

For the three months ended March 31, 2017

(unaudited)

				Cumulative
			Additional	Distributions	Total
	Common Stock		Paid-in	and Net	Stockholders'
	Shares	Dollar Amounts	Capital	Losses	Equity
Balance, December 31, 2016	2,458,881	$2,458	$23,643,435	$(1,414,787)	$22,231,106

Issuance of common stock	2,027,101	2,026	20,268,983	-	20,271,009
Distributions declared	-	-	-	(486,862)	(486,862)
Stock compensation expense	3,000	3	29,997	-	30,000
Repurchase of common stock	(22,101)	(20)	(214,364)	-	(214,384)
Offering costs	-	-	(608,130)	-	(608,130)
Net loss	-	-	-	(457,324)	(457,324)
Reclassification to redeemable common stock	-	-	(107,276)	-	(107,276)

Balance, March 31, 2017	4,466,881	$4,467	$43,012,645	$(2,358,973)	$40,658,139

See accompanying notes to the condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles NNN REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(457,324)	$(91)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	430,859	-
Stock compensation expense	30,000	-
Deferred rents	(220)	-
Amortization of deferred financing costs	11,025	-
Amortization of above- and below-market lease intangibles, net	(174)	-
Equity in earnings from investment in Rich Uncles REIT I	(7,957)	-
Distributions from investment in Rich Uncles REIT I	67,580	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	(124,901)	-
Accounts payable, accrued expenses and other liabilities	174,159	-
Due from affiliates	(29,380)
Due to affiliates	89,097	-
Net cash provided by (used in) operating activities	182,764	(91)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(20,050,108)	-
Payments of acquisition fees to affiliate	(874,800)
Net cash used in investing activities	(20,924,908)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured credit facility	14,240,000	-
Repayments of unsecured credit facility	(17,867,803)	-
Proceeds from mortgage notes payable	8,744,988	-
Principal payments on mortgage notes payable	(32,558)	-
Payments of deferred financing costs	(347,326)	-
Proceeds from issuance of common stock and investor deposits	19,959,194	-
Payments of offering costs	(528,675)	-
Payments to redeem common stock	(214,384)	-
Distributions paid to common stockholders	(100,126)	-
Net cash provided by financing activities	23,853,310	-

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,111,166	(91)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,677,373	200,815

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,788,539	$200,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :

Cash paid for interest	$106,179	$-

SUPPLEMENTAL SCHEDULE OF NONCASH FLOW INVESTING AND FINANCING ACTIVITIES:

Reclassification to redeemable common stock	$107,276	$-
Increase in share redemptions payable	$151,864	$-
Increase in other offering costs due to affiliates	$79,455	$-
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$386,736	$-

See accompanying notes to the condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

Rich Uncles NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., but amended its name on October 19, 2015 to Rich Uncles NNN REIT, Inc. The Company has the authority to issue 250,000,000 shares of stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. The Company sells its shares directly to investors at a purchase price of $10.00 per share. The minimum investment in shares is $500. The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing corporate properties located in the United States, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

The Company holds its investments in real property through special purpose wholly owned limited liability companies or through Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owns a 99% partnership interest in, the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016, owns the remaining 1% partnership interest in the Operating Partnership and is the sole limited partner. Rich Uncles NNN LP, LLC is wholly owned by the Company.

The Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the “Advisor”), a Delaware limited liability company wholly owned by the Company’s sponsor, Rich Uncles, LLC (the “Sponsor”), a Delaware limited liability company whose members include Harold Hofer, Howard Makler, and Ray Wirta. On June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its common stock to the Sponsor, respectively, for a purchase price of $10.00 per share.

On July 15, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of $100,000,000 of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP Offering” and, together with the Primary Offering, the “Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016. The Company had no significant operations prior to our purchase of real estate properties in June 2016.

On July 20, 2016, the Company began offering shares to the public and through March 31, 2017, the Company had sold 4,464,819 shares of common stock in the Offering, including 51,173 shares of common stock sold under its distribution reinvestment plan, for aggregate gross offering proceeds of $44,648,179.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include certain information and footnote disclosures required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the financial position and the results for the interim period presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and directly wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Other Comprehensive Income

For all periods presented, other comprehensive loss is the same as net loss.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Recent Accounting Pronouncements

New Accounting Standards Issued and Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) which clarified the definition of a business. The update added further guidance that assists preparers in evaluating whether a transaction will be an acquisition of an asset or a business. The Company expects that most of its acquisitions will qualify as an asset acquisition and therefore acquisition costs are capitalized as part of the cost of the acquired properties. The Company adopted the standard as of October 1, 2016. For periods prior to the adoption of ASU 2017-01, the Company’s financial statements will not be comparable because acquisitions of property qualified as a business and therefore acquisition costs were expensed.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 addresses certain issues where diversity in practice was identified. It amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. In addition, ASU 2016-15 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective during the first quarter of 2018, and will generally require a retrospective approach. Early adoption is permitted. On January 1, 2017, we early adopted this standard in its entirety on a retrospective basis and determined that the only clarification to significantly impact the Company was the classification of distributions received from our equity method investment in Rich Uncles REIT I. The update allows for the election to classify distributions received from equity method investments based on either a cumulative earnings approach or a nature of distribution approach. We have elected the nature of the distribution approach, in which cash flows generated from the operations of an unconsolidated entity are classified as a return on investment (cash inflow from operating activities) and cash flows that were generated from property sales, debt refinancing or sales of our investments are classified as a return of investment (cash inflow from investing activities). We adopted this approach based on the information available to us to determine the nature of the underlying activity that generated the distributions from unconsolidated entities.

New Accounting Standards Recently Issued and Not Yet Adopted

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The new standard for lease accounting requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

NOTE 3. REAL PROPERTY

As of March 31, 2017, the Company’s real estate portfolio consisted of eleven properties in six states consisting of six retail, four office and one industrial property. The following table provides summary information regarding the Company’s real estate as of March 31, 2017:

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investments in Real Estate Property, net
Accredo	Orlando, FL	6/15/2016	Office	$9,656,862	$1,053,638	$(386,997)	$10,323,503
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(259,634)	4,593,737
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(15,091)	1,383,023
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(19,314)	1,665,115
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(14,500)	1,292,090
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(13,902)	1,272,133
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(14,268)	1,199,461
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(13,863)	1,174,631
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,873	(143,085)	9,460,694
Northrop	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(32,626)	13,691,564
exp US Services	Maitland, FL	3/27/2017	Office	5,921,542	388,341	(10,764)	6,299,120
				$47,916,843	$5,362,271	$(924,044)	$52,355,071

Current Acquisitions

During the three months ended March 31, 2017, the Company acquired the following properties:

Property	Acquisition Date	Land	Buildings and Improvements	Above-Market Lease	Tenant Origination and Absorption Costs	Total
Northrop	3/7/2017	$1,191,024	$11,191,967	$-	$1,341,199	$13,724,190
exp US Services	3/27/2017	785,989	5,135,553	616,634	388,341	6,926,517
		$1,977,013	$16,327,520	$616,634	$1,729,540	$20,650,707

The purchase price allocations reflected in the accompanying condensed consolidated financial statements is based upon estimates and assumptions that are subject to change that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities). The Northrop lease expires on May 31, 2021 and the exp US Services lease expires on November 30, 2026.

The Company recorded both acquisitions as asset acquisitions and capitalized $686,148 of acquisition fees and costs. During the three months ended March 31, 2017, the Company recognized $92,526 total revenue related to these properties.

Operating Leases

As of March 31, 2017, the Company had an asset concentration related to Northrop Grumman Systems Corporation (“Northrop”), the tenant at the Northrop property. As of March 31, 2017, the Northrop property represented 21.19% of total assets. The obligations under the Northrop lease are guaranteed by Northrop Grumman Corporation.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

As of March 31, 2017 the future minimum contractual rent payments due under the Company’s non-cancelable operating leases are as follows:.

April 1, 2017 through December 31,	2017	$3,225,730
	2018	4,381,524
	2019	4,476,230
	2020	4,582,326
	2021	3,063,008
	2022	2,064,511
		$21,793,329

Intangibles

As of March 31, 2017, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$5,362,271	$783,263	$(151,609)
Accumulated amortization	(369,027)	(26,383)	9,347
Net amount	$4,993,244	$756,880	$(142,262)

The intangible assets are amortized over their remaining respective lease terms, which was approximately 6.5 years as of March 31, 2017. Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above- Market Lease Intangibles	Below- Market Lease Intangibles
April 1, 2017 through December 31, 2017	$695,016	$72,795	$11,709
2018	926,688	97,061	20,215
2019	926,688	97,061	20,215
2020	926,688	97,061	20,215
2021	510,428	79,009	20,215
2022	249,915	63,735	20,215
Thereafter	757,821	250,159	29,478
	$4,993,244	$756,880	$142,262

Weighted-Average Remaining Amortization Period	6.5 years	8.7 years	7.2 years

NOTE 4. DEBT

Mortgage Notes Payable

As of March 31, 2017, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Loan Costs, net	Net Balance	Contractual Interest Rate	Loan Maturity
Accredo/Walgreens properties	$7,233,587	$(143,911)	$7,089,676	3.95%	7/1/2021
Dana property	4,758,000	(139,991)	4,618,009	4.56%	4/1/2023
Six Dollar General properties	3,986,988	(180,655)	3,806,333	4.69%	4/1/2022
	$15,978,575	$(464,557)	$15,514,018

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Unsecured Credit Facility

On June 7, 2016, the Operating Partnership (“Borrower”), entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). Pursuant to the Unsecured Credit Agreement, the Borrower has a $12,000,000 unsecured credit facility with an interest rate equal to 1% over an independent index, that is the highest rate on corporate loans posted by at least 75% of the thirty (30) largest banks in the United States, known as The Wall Street Journal Prime Rate, as published in the Wall Street Journal. Payments under the Unsecured Credit Agreement are interest only and are due on the 15th day of each month. The Unsecured Credit Agreement had a maturity date of June 15, 2017. On May 12, 2017, the maturity date of the Unsecured Credit Agreement was extended to October 28, 2017. The effective interest rate for the three months ended March 31, 2017 was 4.74%.

The Unsecured Credit Agreement is guaranteed in the amount of $12,000,000 by the Company, Rich Uncles NNN LP, LLC, Harold Hofer, Howard Makler and Ray Wirta and trusts affiliated with the aforementioned individuals. The guarantees are to be released once the Company has book equity of $60,000,000.

We are negotiating the extension of the maturity date of the Unsecured Credit Agreement and we expect to complete this process prior to its current October 28, 2017 maturity date.

All Debt Agreements

Pursuant to the terms of the mortgage notes payable and the Unsecured Credit Agreement, the Company and/or the Operating Partnership are subject to certain financial loan covenants. The Company and/or the Operating Partnership was in compliance with all terms and conditions of the loan agreement as of May 8, 2017.

The following summarizes the future principal repayment of the Company’s mortgage notes payable and unsecured credit facility as of March 31, 2017:

	Mortgage Notes Payable	Unsecured Credit Facility	Total
Remaining 2017	$201,816	$6,530,000	$6,731,816
2018	284,835	-	284,835
2019	290,365	-	290,365
2020	294,996	-	294,996
2021	6,852,001	-	6,852,001
2022	3,753,801	-	3,753,801
2023	4,300,761	-	4,300,761
Total principal	15,978,575	6,530,000	22,508,575
Deferred financing costs, net	(464,557)	(481)	(465,038)
Total principal	$15,514,018	$6,529,519	$22,043,537

During the three months ended March 31, 2017, the Company incurred $131,837 of interest expense. As of March 31, 2017, $40,972 of accrued interest was payable. Included in interest expense during the three months ended March 31, was $11,025 of amortization of deferred financing costs.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

NOTE 5. FAIR VALUE DISCLOSURES

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

Cash and cash equivalents, restricted cash, due from affiliates, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities and due to affiliates:  These balances approximate their fair values due to the short maturities of these items.

Unsecured Credit Facility: The fair value of the Company’s Unsecured Credit Facility approximates its carrying value as the interest rates and other terms are comparable to those available in the market place for a similar credit facility.

Mortgage notes payable:  The fair value of the Company’s mortgage notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of March 31, 2017:

Face value	Carrying value	Fair value
$15,978,575	$15,514,018	$15,827,028

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of March 31, 2017 and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offering, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for Rich Uncles REIT I. During the three months ended March 31, 2017, no other business transactions occurred between the Company and Rich Uncles REIT I, other than described below and those relating to the Company’s investment in Rich Uncles REIT I.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Pursuant to the terms of the agreement, summarized below are the related party costs incurred by the Company for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	Incurred	Receivable	Receivable	Payable	Payable
Expensed:
Acquisition fees	$-	$-	$-	$-	$-
Asset management fees	111,298	-	-	113,050	29,577
Payroll expense reimbursement from Sponsor (1)	(688,026)	109,242	79,862	-	-
Waiver of asset management fees (2)	(27,824)	-	-	-	-
Capitalized
Acquisition fees	600,600	-	-	-	274,200
Financing coordination fees	87,450	-	-	-	-
Additional paid-in-capital
Reimbursable organizational and offering expenses (3)	608,130	-	-	159,100	79,645
Other
Costs advanced by Sponsor (1)	-	-	-	5,625	-
Costs reimbursable from Rich Uncles REIT I (4)	-	28,571	28,571	-	-
	$691,628	$137,813	$108,433	$277,775	$383,422

(1)	The Company records payroll costs related to Company employees that answer questions from prospective shareholders. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement.
(2)	To the extent the Advisor elects, in its sole discretion to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three months ended March 31, 2017, the Advisor waived $27,824 of asset management fees, which are not subject to future recoupment by the Advisor.
(3)	As of March 31, 2017, the Sponsor had incurred 3,054,852 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds. The payable related to this obligation is reflected in “Due to affiliates” in the consolidated balance sheets.
(4)	The Company incurred $28,571 of costs in conjunction with due diligence for a property acquisition which is owed to the Company from Rich Uncles REIT I and reflected in “Due from affiliates” in the consolidated balance sheets.

Organizational and Offering Expenses

During the Offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined by the Sponsor) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses related to the Offering to the extent they exceed 3.0% of gross offering proceeds from the Offering. As of March 31, 2017, the Sponsor has incurred organizational and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future shareholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of March 31, 2017, the Company has reimbursed the Sponsor $1,186,345 in organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through March 31, 2017 was $1,345,445, of which $159,000 was payable as of March 31, 2017 and is included in “Due to Affiliates” in the consolidated balance sheet.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Investor relations payroll expense reimbursement from Sponsor

The Company employs investor personnel that answer inquiries from potential investors regarding the Company and/or its prospectus. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses. The total amount of such payroll expense reimbursements was $688,026 for the three months ended March 31, 2017.

Acquisition Fees

The Company shall pay the Advisor a fee in an amount equal 3.0% of Company’s contract purchase price of its properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable, and shall not exceed 6.0% of the contract price of the property.  However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. Acquisition fees incurred during the three months ended March 31, 2017 were $600,600.

Asset Management Fee

The Company shall pay to the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the Company’s Average Invested Assets, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee (which is payable in the amount equal to 0.1% of the total investment value of the Company’s assets), the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the three months ended March 31, 2017 was $111,298, of which $27,824 was waived. Asset Management Fees payable at March 31, 2017 were $113,050.

Financing Coordination Fee

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company shall pay to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. Financing coordination fees incurred during the three months ended March 31, 2017 were $87,450.

Property Management Fees

If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company shall pay to the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. There were no property management fees incurred during the three months ended March 31, 2017.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Disposition Fees

For substantial assistance in connection with the sale of properties, the Company shall pay to its Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our Advisor or its affiliates, the disposition fees paid to our Advisor, our Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three months ended March 31, 2017.

Leasing Commission Fees

If the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company shall pay to the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. There were no leasing commission fees incurred during the three months ended March 31, 2017.

Other Operating Expense Reimbursement

Under the prospectus, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (2%/25% Limitation). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company’s conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including Asset Management Fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.

Operating expense reimbursements for the four fiscal quarters ended March 31, 2017 exceeded the 2%/25% Limitation. The Company’s conflicts committee approved the operating expenses above the 2%/25% Limitation, as they determined that the relationship of the Company’s operating expenses to average invested assets were justified for the four fiscal quarters ended March 31, 2017 given the costs of operating a public company and the early stage of the Company’s operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company depends on its Sponsor and its Advisor for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

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

Tenant Improvements

Pursuant to a lease agreement, the Company has an obligation to pay for $55,440 in tenant improvements to be incurred by a tenant.

Legal Matters

From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Other than the below, the Company is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

The U.S. Securities and Exchange Commission (the “SEC”) is conducting an investigation related to the advertising and sale of securities by the Company in connection with the Offering. The investigation is a non-public fact finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain affiliates have received and responded to subpoenas from the SEC requesting documents and other information related to the Company and the Offering. The SEC’s investigation is ongoing. The Company has cooperated and intends to continue to cooperate with the SEC in this matter. The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Distributions

On April 10, 2017, the Company’s board of directors declared dividends based on daily record dates for the period March 1, 2017 through March 31, 2017 at a rate of $0.00188172 per share per day, or $241,376, on the outstanding shares of the Company’s common stock, which the Company paid on April 10, 2017. Of the $241,376 dividend, $196,091 was reinvested through the Company’s dividend reinvestment plan.

On May 10, 2017, the Company’s board of directors declared dividends based on daily record dates for the period April 1, 2017 through April 30, 2017 at a rate of $0.0019444 per share per day, or $274,851, on the outstanding shares of the Company’s common stock, which the Company paid on May 10, 2017. Of the $274,851 dividend, $225,969 was reinvested through the Company’s dividend reinvestment plan.

Offering Status

Through May 11, 2017, the Company had sold 5,167,876 shares of common stock in the Offering, for aggregate gross offering proceeds of $51,678,761, including 93,378 shares of common stock sold under its distribution reinvestment plan for aggregate gross offering proceeds of $933,783.

Acquisitions

On April 17, 2017, through a wholly owned subsidiary, the Company acquired a 70,960 square foot retail property in Bedford, Texas, which it leases to Calculated Risk Bedford, LP dba Texas Harley-Davidson (“Harley”) for the operation of a Harley Davidson dealership. The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the Harley property was $12,750,000 plus acquisition fees and closing costs of $428,284.

Redeemable common stock

For the period from April 1, 2017 through May 11, 2017, the Company redeemed 38,609 shares for $386,092.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s condensed consolidated Financial Statements and the Notes thereto contained in Part I of this Quarterly Report on Form 10-Q. See also “Forward Looking Statements” below. As used herein, “we,” “us,” and “our” refer to Rich Uncles NNN REIT, Inc.

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

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	We may not be able to attain profitability.
•	Cash for distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements to our Sponsor or fees paid to our Advisor.
•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	We are dependent upon our Advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

The forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of the Company’s Annual Report on Form 10K for the year ended December 31, 2016.

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Management’s Overview

We were formed on May 14, 2015 as a Maryland corporation. We believe that we were organized and have operated in a manner that will enable us to qualify as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distributions to our stockholders.

We consider our Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no intention to list our shares of common stock for trading on a national securities exchange or over-the-counter trading market. Although we have registered a fixed amount of shares for the Offering (as defined below), we intend to effectively conduct a continuous offering of an unlimited amount of our shares of common stock over an unlimited time period by conducting an uninterrupted series of additional public offerings, subject to regulatory approval of our filings for such additional offerings. This perpetual-life structure is aligned with our overall objective of investing in real estate assets with a long-term view towards making regular cash distributions and generating capital appreciation.

Subject to certain restrictions and limitations, our business is externally managed by our advisor, Rich Uncles NNN REIT Operator, LLC (our “Advisor”), a limited liability company wholly owned by our sponsor, Rich Uncles LLC (our “Sponsor”), pursuant to the Amended and Restated Advisory Agreement between us, our Advisor and our Sponsor (the “Advisory Agreement”). Our Advisor manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 6 to the Condensed Consolidated Financial Statements.

We have investor relations personnel, but all expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and the Offering and to provide administrative investor relations. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organization and offering costs, but reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000.

On July 15, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of $100,000,000 of common stock pursuant to our distribution reinvestment plan (the “DRP Offering” and together with the Primary Offering, the “Offering”).The SEC declared our registration effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016. We do not retain a broker-dealer to offer our shares. Rather, we offer our shares directly to the public.

We expect to use substantially all of the net proceeds from the Offering to acquire and manage a portfolio of real estate investments. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interest in entities that own and operate real estate. We will make acquisitions of our real estate investments directly through Rich Uncles NNN Operating Partnership, LP, a Delaware limited liability company (the “Operating Partnership”) or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership agreements with other owners of properties, affiliates of our advisor or other persons.

Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interest of our stockholders.

Rich Uncles NNN Operator, LLC, our Advisor, will make recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors.

As of March 31, 2017, the Company owned eleven properties in six states consisting of retail, office and industrial properties and an approximate 4.39% interest in an affiliated REIT. The net book value of these investments at March 31, 2017 was $55,819,256.

The Company

We are a publicly registered, non-exchange traded company dedicated to providing stockholders with dependable monthly dividends. The Company believes it is qualified and operates as a real estate investment trust, or REIT, which requires it to annually distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its stockholders. The Company’s monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with local, regional, and national commercial tenants.

At May 11, 2017, we owned a diversified portfolio:

•	Of 12 properties, of which eight properties are retail properties which represent 35% of the portfolio, of which three properties are office properties which represent 52% of the portfolio, and of which one property is an industrial property which represents 13% of the portfolio (expressed as a percentage of net rental revenue);
•	Fully leased with an occupancy rate of 100.0%;
•	Leased to seven different commercial tenants doing business in six separate industries;
•	Located in six states;
•	With approximately 387,600 square feet of aggregate leasable space;
•	With an average leasable space per property of approximately 32,300 square feet; approximately 17,425 square feet per retail property, approximately 67,577 square feet per office property, and 45,465 square feet per industrial property; and
•	With a balance of outstanding debt of approximately $25.6 million.

Of the 12 properties in the portfolio, all 12, or 100.0%, are single-tenant properties. At May 11, 2017, all 12 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 8.0 years, based on rental income.

Investment Strategy

Our investment strategy is to acquire single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. Our ideal portfolio is comprised of 40% office, 40% industrial, and 20% retail, with greater than 50% of our real estate leased to investment grade tenants as determined by one of the big three credit rating agencies (Standard & Poor’s, Moody’s or Fitch Group). When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

•	Properties that are freestanding, and commercially-zoned with a single tenant;
•	Properties that are located in significant markets, which markets are identified and ranked based on several key demographic and real estate specific metrics such as population growth, income, unemployment, job growth, GDP growth, rent growth, and vacancy rates;
•	Properties that are located in strategic locations critical to generating revenue for the tenants that occupy them (i.e., the tenants need the properties in which they operate in order to conduct their businesses);
•	Properties that are located within attractive demographic areas relative to the business of our tenants and are generally fungible and have good visibility and easy access to major thoroughfares;
•	Properties with rental or lease payments that approximate or are lower than market rents; and
•	Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

See Note 1 to the Condensed Consolidated Financial Statements for further information on our business and organization. The Company had no significant operations during the three months ended March 31, 2016.

Liquidity and Capital Resources

The Company’s proceeds from shares sold have been, and will continue to be, primarily for (i) property acquisitions; (ii) capital expenditures; and (iii) payment of principal on its outstanding indebtedness. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares or from debt proceeds.

At March 31, 2017, the outstanding principal balance of the Company’s mortgage notes payable was $15,978,575 and the Company’s outstanding balance on the Company’s unsecured credit facility with Pacific Mercantile Bank was $6,530,000. This unsecured credit facility had a maturity date of June 15, 2017. On May 12, 2107, the maturity date of the unsecured credit facility was extended to October 28, 2017. We are negotiating the extension of the maturity date of this credit facility and we expect to complete this process prior its current October 28, 2017 maturity date. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding our outstanding indebtedness.

Cash Flows from Operating Activities

As of March 31, 2017, we owned eleven properties and an investment in an affiliated REIT. During the three months ended March 31, 2017, net cash provided by operating activities was $182,764. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $20,924,908 for the three months ended March 31, 2017 and consisted of the following:

•	$20,050,108 for the acquisition of two properties; and
•	$874,800 for the payment of acquisition fees to affiliate.

Cash Flows from Financing Activities

Net cash provided by financing activities was $23,853,310 for the three months ended March 31, 2017 and consisted primarily of the following:

•	$19,959,194 of proceeds from issuance of common stock and investor deposits offset by payments offering costs of $528,675;
•	$14,240,000 from borrowings from our unsecured credit facility and payments on our unsecured credit facility of $17,867,803;
•	Proceeds from mortgage notes payable of $8,744,988, offset by principal payments of $32,558 and deferred financing costs of $347,326;
•	$214,384 used to repurchase of shares under the share repurchase plan; and
•	$100,126 of cash distributions ($486,862 of total distributions of which $386,736 was reinvested through the Company’s dividend reinvestment program).

Capital Resources

Generally, cash needs for property acquisitions, debt payments, capital expenditures, and other investments will be funded by equity and bank borrowings, and to a lesser extent, by internally generated funds. Cash needs for operating and interest expenses and distributions will generally be funded by internally generated funds. If available, future sources of capital include proceeds from the Offering, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Our results of operations through March 31, 2017 are not indicative of those expected in future periods as we had no significant operations prior to our purchase of real estate properties in June 2016. During the three months ended March 31, 2016, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for that period.

The Company owned nine properties and an approximate 4.45% interest in an affiliated REIT at December 31, 2016. The Company acquired two additional properties in March 2017. We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates to each increase in future periods as a result of owning the two properties acquired in 2017 for an entire period and anticipated future acquisitions of real estate investments.

Comparison of the Three Months ended March 31, 2017 to the Three Months ended March 1, 2016

Rental Income

Rental income for the three months ended March 31, 2017 was $696,694. The annualized base rental income of the properties owned as of March 31, 2017 was $4,255,336.

Tenant Recoveries

Tenant recoveries for the three months ended March 31, 2017 were $162,516. Pursuant to many of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Asset Management Fees to Affiliate

Asset management fees to affiliates for the three months ended March 31, 2017 were $111,298. The asset management fees are equal to 0.1% of the Company’s Average Invested Assets. As discussed below under Expenses Reimbursed/Fees Waived by Sponsor or Affiliates, a portion of the asset management fees may be deferred or waived.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 were $1,186,844. Included in general and administrative expenses were $688,026 of payroll costs related to Company employees that answer questions from prospective stockholders. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. The reimbursement for these costs is included in the income statement caption Expenses Reimbursed/Fees Waived by Sponsor or Affiliates. The other significant components of general and administrative expenses include professional fees and board of director fees which are paid in shares of common stock.

Expenses reimbursed/fees waived by our Sponsor or affiliates during the three months ended March 31, 2017 were $715,850, resulting in net general and administrative expenses of $470,994.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2017 was $430,859. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $131,837. Interest expense related to mortgage notes payable was $81,658. Interest expense related to the unsecured credit agreement was $39,154. Also included in interest expense was $11,025 of amortization of deferred financing costs.

Property Expenses

Property expenses for the three months ended March 31, 2017 were $179,778. These expenses primarily relate to property taxes and repairs and maintenance expenses.

Expenses Reimbursed/Fees Waived by Sponsor or Affiliates

Expenses reimbursed/fees waived by Sponsor or affiliates for the three months ended March 31, 2017 were $715,850. The amounts relating to investor relations payroll costs was $688,026 and the amounts relating to waived asset management fee was $27,824.

Other Income

Interest income for the three months ended March 31, 2017 was $275.

Equity in earnings from Rich Uncles REIT I for the three months ended March 31, 2017 was $7,957. This represents the Company’s 4.39% interest in the operations of Rich Uncles REIT I.

New Accounting Pronouncements

See Note 2 to the Notes to the Condensed Consolidated Financial Statements.

Organizational and Offering Costs

Our organizational and offering costs are paid by our Sponsor on our behalf. Offering costs include all expenses incurred in connection with the Offering, including investor relations payroll expenses. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.

During the primary Offering, we are obligated to reimburse our Sponsor for organizational and offering costs related to the Offering paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the Offering as of the date of the reimbursement.

As of March 31, 2017, the Company had not incurred any organizational and offering costs related to the Offering as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offering are not recorded in our financial statements as of March 31, 2017 other than to the extent of 3% of the gross offering proceeds. Through March 31, 2017, our Sponsor had incurred organizational and offering costs on our behalf in connection with our Offering of $3,054,852. As of March 31, 2017, the Company had recorded $1,345,445 of organizational and offering costs, of which $55,483 was payable to the Sponsor or affiliates.

See Note 6 to the Condensed Consolidated Financial Statements for additional information.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions

During our Offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we way not pay distributions from our cash flow from operating activities, in which case distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. To date, the sources of cash used to pay our distributions have been from net rental income received and the waiver and deferral of management fees.

Distributions declared, distributions paid and cash flow used in operations were as follows):

					Cash flows
	Cash	Cash distributions			provided by (used in)
	distributions	declared per	Cash distributions paid		operating
Period	declared	share	Cash	Reinvested	activities
First Quarter 2016	$-	$-	$-	$-	$(91)
Second Quarter 2016	-	-	-	-	56,530
Third Quarter 2016	12,078	0.175	4,852	7,226	(103,690)
Fourth Quarter 2016	159,083	0.175	41,313	117,770	(42,365	)(1)
First Quarter 2017	489,862	0.175	100,126	386,736	182,764
Totals	$661,023	$0.525	$146,291	$511,732	$93,148

(1)	Includes the reclassification of $37,554 of distributions received in the fourth quarter of 2016 from our investment in Rich Uncles REIT I as a result of retroactively adopting ASU 2016-15.

Distributions are paid on a monthly basis. In general, distributions for record dates as of the end of a given month are paid on or about the 10th of the following month. Distributions were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
June 15 (date of purchase of first property)-30	$0.00180556	July 5, 2016	July 11, 2016
July 1-31	$0.00174731	August 10, 2016	August 11, 2016
August 1-31	$0.00174731	September 7, 2016	September 12, 2016
September 1-30	$0.00194440	October 7, 2016	October 11, 2016
October 1-31	$0.00188170	November 9, 2016	November 10, 2016
November 1-30	$0.00194440	December 12, 2016	December 12, 2016
December 1-31	$0.00188170	January 10, 2017	January 10, 2017
January 1-31	$0.00188172	February 10, 2017	February 10, 2017
February 1-28	$0.00208333	March 10, 2017	March 10, 2017
March 1-31	$0.00188172	April 10, 2017	April 10, 2017
April 1-30	$0.00194440	May 10, 2017	May 10, 2017

Going forward, we expect our board of directors to continue to declare cash distributions based on daily record dates and to pay these distributions on a monthly basis, and after our Offering to continue to declare distributions based on a single record date as of the end of the month, and to pay these distributions on a monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet REIT qualification requirements.

To date, the sources of cash used to pay our stockholder distributions have been from net rental income received and the waiver and deferral of management fees to our Advisor.

Properties

As of March 31, 2017, we owned eleven properties encompassing 316,639 rentable square feet in six states and an investment in an affiliated REIT. We have been in the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and financing proceeds. More detail about our properties can be found in Note 3 to the Condensed Consolidated Financial Statements.

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

Election as a REIT

We believe we will qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Code beginning with the taxable year ended December 31, 2016. To qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no significant changes to our policies during 2017, except as disclosed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. See Note 7 to the Condensed Consolidated Financial Statements for further detail.

Related-Party Transactions and Agreements

We have entered into an agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs. See Note 6 to the Condensed Consolidated Financial Statements and the Company’s 2016 Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2017 through the filing date of this Quarterly Report on Form 10-Q. See Note 8 to the Condensed Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our real estate investments may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level or we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.

Movements in interest rates on variable rate debt would change future earnings and cash flows, but would not significantly affect the fair value of those debt instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate debt instruments. As of March 31, 2017, the Company had $6,530,000 of variable rate debt which was $3,627,803 less than the variable rate debt at December 31, 2016.

There were no other significant changes in market risk during the three months ended March 31, 2017.

PART I – FINANCIAL INFORMATION (continued)

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified I the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of March 31, 2017 because of material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Remediation Plan

In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, material weaknesses in our internal control over financial reporting were identified as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016. The material weaknesses identified related to (1) the lack of sufficient qualified resources to be able to produce accurate and complete financial statements and disclosures in a timely manner and (2) lack of established processes relating to the preparation and review of analyses and reconciliations necessary to execute a timely financial close resulting in accurate financial information. Management, and our Board of Directors, is committed to remediating the material weaknesses through hiring additional qualified resources, continued training of personnel, improving the structure and timeliness of our accounting close process and continuing to enhance our financial review controls. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control described in our Annual Report on Form 10-K. Specifically:

-Management has begun an evaluation of the resources required to be able to produce accurate and complete financial statements and disclosures in a timely manner.

-Management has begun to establish processes related to the preparation and review of analyses and reconciliations necessary to execute a timely financial close resulting in accurate financial information.

We intend to execute our remediation plan as soon as feasible. We will test the effectiveness of the new controls and after they operate effectively for a sufficient period of time, we will consider the material weaknesses remediated. There is no assurance, however, that the new controls will remediate the material weaknesses or ensure that the Company’s internal control over financial reporting will be effective in the future. If we are unable to remediate these material weaknesses, we may not be able to timely file our periodic reports with the SEC which will have a material adverse effect on our ability to provide accurate financial information.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

The information disclosed under Legal Matters in Note 7 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.      Risk Factors

There have been no material changes to the risk factors set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, except as noted below.

PART II – FINANCIAL INFORMATION (continued)

We have only a limited prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

This is an initial public offering; therefore, we have only a limited operating history, and the past performance of other real estate investment programs sponsored by affiliates of our Sponsor should not be relied upon to predict our future results. We were incorporated in the State of Maryland on May 14, 2015. As of March 31, 2017, we have only acquired eleven (11) properties and one (1) investment in real estate: a 4.39% interest in Rich Uncles Real Estate Investment Trust I, an affiliated REIT, as described in Item 2. Properties of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. Therefore, we have limited operations and limited independent financing. The prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be indicative of our future results.

Our prospects should be considered in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

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

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose some or all of their investment in us.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies. We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more or ( (2) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

PART II – FINANCIAL INFORMATION (continued)

The SEC’s ongoing investigation may require significant Advisor management time and attention, result in significant legal expenses or damages and could adversely affect our business, financial condition and results of operations.

The SEC is conducting an investigation related to the advertising and sale of securities by the Company in connection with the Offering. The investigation is a non-public fact finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain associates have received and responded to subpoenas from the SEC requesting various documents and other documents related to the Company and the Offering. We have cooperated and intend to continue to cooperate with the SEC in this matter.

The SEC’s investigation is ongoing, and we are presently unable to predict its duration, scope or results, or whether the SEC will commence any legal actions or launch additional investigations, inquiries or other actions related thereto. The SEC’s investigation could require significant attention from members of our Advisor’s senior management. Legal and other expenses we expect to incur in connection with the SEC’s investigation could become significant. If the SEC or another governmental entity were to commence legal action against us, we could be required to pay significant fines and could become subject to injunctions, a cease and desist order or other equitable remedies, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

On June 24, 2015, our sponsor, Rich Uncles, LLC (our “Sponsor”), purchased 10,000 shares of common stock for $100,000 and became our initial stockholder. On December 31, 2015, our Sponsor purchased an additional 10,000 shares of common stock for $100,000. We issued these shares in private transactions exempt from the registration requirements of the Securities Act. On June 1, 2016, our Registration Statement on Form S-11 (File No. 333-205684) (the “Registration Statement”), covering an initial public offering to offer a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”), was declared effective under the Securities Act. Pursuant to the Registration Statement, we also registered a maximum of $100,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the “DRP Offering” and together with the Primary Offering, the “Offering”).

The Offering commenced on July 20, 2016 and will terminate on June 29, 2018. We expect to sell the shares of common stock offered in the Offering over this two-year period. We intend to continue to offer shares beyond June 29, 2018 and in order to do so it will be necessary to file a new registration statement with the SEC to continue offering shares. We will also need to renew the Registration Statement or file a new registration statement in many states to continue the Offering. We may terminate the Offering at any time. Our board of directors will adjust the price of the Offering shares during the course of the Offering as described in the Registration Statement, as amended.

As of March 31, 2017, we had sold 4,464,819 shares of common stock in the Offering for gross proceeds of $44,648,179, including 51,173 shares of common stock sold under our dividend reinvestment plan. See Note 6 to the Notes to the Condensed Consolidated Financial Statements for information regarding certain reimbursements paid to our Sponsor and our Advisor.

Net proceeds available for investment after the payment of the costs described above were approximately $43,149,654. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $53,910,768 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

During the three months ended March 31, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total number of Shares Requested to be Repurchased (1)	Total Number of Shares Repurchased During the Month	Average Price Paid per Share	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
January 2017	1,788	1,800	$9.70	$201,582
February 2017	18,513	1,788	$9.70	$309,282
March 2017	17,457	18,513	$9.70	$152,073

(1)	We generally repurchase shares approximately 5 days following the end of the applicable month in which requests were received.

(2)	Maximum amount that may be repurchased is limited to 5% of the weighted average outstanding shares in the prior 12 months less the actual shares repurchased during same twelve month period. The dollar value is as of the last day of the month presented. The dollar value is calculated as (1) the maximum number of shares that can be repurchased (5% of the weighted average number of shares outstanding during the prior twelve months (or a shorter period if the Company has not been selling shares for twelve months) reduced by the number of shares already repurchased multiplied by (2) the repurchase price (which is 97% of the $10.00 per share offering price for shares held by the stockholder for less than a year (which would be all of the shares through March 31, 2017)). repurchase price is increased if the shares have been held for a year or more, two years or more and three years or more. Furthermore, once the Company has published its NAV, the NAV per share is used in the calculation in place of the per share offering price. If the Company determines that sufficient funds aren’t available to fund the share repurchase program, it has the ability to repurchase the number of shares that it believes it has sufficient funds to repurchase. In addition, the Company’s board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice. The Company’s board of directors may amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased.

We currently intend to determine our NAV and NAV per share annually in January of each year as of December 31 of the prior year, beginning in January 2018 and calculated as of December 31, 2017. In addition, we may update our NAV at any time between our annual calculations of NAV to reflect significant events that we have determined have had a material impact on NAV. We will report the NAV per share of our common stock (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate written notice to the stockholders. During our primary offering stage, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as required under federal securities laws. We will also provide information about our NAV per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov) and on our toll-free information line: (1-855-742-4862). In the event that our NAV and NAV per share change during the year, we will publish our new NAV per share no later than ten business days prior to the second-to-last business day of the month in which such adjustment occurs.

PART II – FINANCIAL INFORMATION (continued)

Item 3.         Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2017 that would require a response to this item.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

No events occurred during the three months ended March 31, 2017 that would require a response to this item.

Item 6.        Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Uncles NNN REIT, Inc.
(Registrant)

By:	/s/ HAROLD HOFER
Name:	Harold Hofer
Title:	Chief Executive Officer

By:	/s/ JEAN HO
Name:	Jean Ho
Title:	Chief Financial Officer (principal financial officer and accounting officer)

Date: May ____, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1	Articles of Amendment and Restatement of the Articles of Incorporation of Rich Uncles NNN REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on May 23, 2016)
3.2	Bylaws of Rich Uncles NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Prospectus (File No. 333-205684) filed with the Securities and Exchange Commission on April 28, 2017)
4.2	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Company’s Prospectus (File No. 333-205684) filed with the Securities and Exchange Commission on April 28, 2017) Registration Statement
4.3	Share Repurchase Program (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on January 19, 2017
10.1*	Business Loan Agreement, dated as of June 7, 2016, by and between Rich Uncles NNN REIT, Inc., as General Partner of Rich Uncles NNN Operating Partnership, LP, and Pacific Mercantile Bank
10.2*	Change in Terms Agreement, dated as of May 12, 2017, to the Business Loan Agreement dated as of June 7, 2016, by and between Rich Uncles NNN REIT, Inc., as General Partner of Rich Uncles NNN Operating Partnership, LP, and Pacific Mercantile Bank
10.3	Purchase and sale agreement and addendum for Maitland, Florida property acquisition (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on March 2, 2017).
10.4	Purchase and sale agreement and addendum for Melbourne, Florida property acquisition (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on March 2, 2017).
10.5	Purchase and sale agreement and addendum for Dallas/Fort Worth, Texas property acquisition (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on March 2, 2017).
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

