Form 10-Q
period 2017-06-30
RW HOLDINGS NNN REIT, INC.
filed 2017-08-15
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to__________

Commission file number: 000-55776

RW HOLDINGS NNN REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-4156046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3080 Bristol Street, Suite 550, Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

(855) 742-4862

(Registrant’s telephone number, including area code:)

Rich Uncles NNN REIT, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 10, 2017 there were 6,863,449 shares of Common Stock outstanding.

RW HOLDINGS NNN REIT, INC.

FORM 10-Q

June 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1 – Unaudited Condensed Consolidated Financial Statements

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate investments:
Land	$16,182,071	$5,369,238
Building and improvements	61,597,935	24,243,072
Tenant origination and absorption costs	6,581,896	3,632,731
Total investments in real estate property	84,361,902	33,245,041
Accumulated depreciation and amortization	(1,649,463)	(493,185)
Total investments in real estate property, net	82,712,439	32,751,856
Investment in Rich Uncles REIT I	3,555,268	3,523,809
Real estate investments, net	86,267,707	36,275,665

Cash and cash equivalents	2,544,784	3,431,769
Restricted cash	1,859,899	245,604
Tenant receivables	557,482	114,320
Above-market leases, net	729,816	148,577
Due from affiliates	42,925	108,433
Purchase and other deposits	1,625,100	500,000
Prepaid expenses and other assets	949,566	478,192
TOTAL ASSETS	$94,577,279	$41,302,560

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net	$25,975,486	$7,113,701
Unsecured credit facility, net	9,232,184	10,156,685
Accounts payable, accrued expenses and other liabilities	1,622,708	470,236
Below-market leases, net	502,326	150,767
Due to affiliates	278,611	383,422
Interest rate swap derivatives	104,633	-
Investor deposits	-	582,516
Share repurchases payable	310,676	17,467
TOTAL LIABILITIES	38,026,624	18,874,794

Redeemable common stock	138,429	196,660

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.001 par value, 200,000,000 shares authorized, 6,184,560 and 2,458,881 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	6,186	2,458
Additional paid-in-capital	59,545,077	23,643,435
Cumulative distributions and net losses	(3,139,037)	(1,414,787)
TOTAL STOCKHOLDERS' EQUITY	56,412,226	22,231,106

Commitments and contingencies (Note 8)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,577,279	$41,302,560

See accompanying notes to the Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenue:
Rental income	$1,366,901	$41,466	$2,063,595	$41,466
Tenant recoveries	362,141	-	525,646	-
Total revenue	1,729,042	41,466	2,589,241	41,466

Expenses:
Fees to affiliates (Note 7)	196,856	481,688	308,154	481,688
General and administrative	831,179	6,290	2,018,023	6,380
Depreciation and amortization	725,419	33,489	1,156,278	33,489
Interest expense	438,168	40,650	570,005	40,650
Property expenses (Note 7)	375,963	-	555,741	-
Acquisition costs	-	73,028	-	73,028
Total expenses	2,567,585	635,145	4,608,201	635,235
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 7)	(722,118)	-	(1,437,969)	-
Net expenses	1,845,467	635,145	3,170,232	635,235

Other income:
Interest income	613	-	888	-
Equity in earnings from Rich Uncles REIT I	159,399	-	167,356	-
Total other income	160,012	-	168,244	-

Net income (loss)	$43,587	$(593,679)	$(412,747)	$(593,769)

Net income (loss) per share, basic and diluted	$0.01	$(29.68)	$(0.09)	$(29.69)

Weighted-average number of common shares outstanding, basic and diluted	5,295,203	20,000	4,381,066	20,000

Dividends declared per common share	$0.175	$-	$0.350	$-

See accompanying notes to the Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statement of Stockholders' Equity

For the six months ended June 30, 2017

(unaudited)

	Common Stock		Additional Paid-in	Cumulative Distributions and Net	Total Stockholders'
	Shares	Amounts	Capital	Losses	Equity
Balance, December 31, 2016	2,458,881	$2,458	$23,643,435	$(1,414,787)	$22,231,106

Issuance of common stock	3,793,737	3,794	37,933,579	-	37,937,373
Offering costs	-	-	(1,138,121)	-	(1,138,121)
Distributions declared	-	-	-	(1,311,503)	(1,311,503)
Stock compensation expense	6,500	6	64,994	-	65,000
Repurchase of common stock	(74,558)	(72)	(723,832)	-	(723,904)
Net loss	-	-	-	(412,747)	(412,747)
Reclassifications to redeemable common stock	-	-	(234,978)	-	(234,978)
Balance, June 30, 2017	6,184,560	$6,186	$59,545,077	$(3,139,037)	$56,412,226

See accompanying notes to the Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(412,747)	$(593,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,156,278	33,489
Stock compensation expense	65,000	-
Deferred rents	(176,513)	2,452
Amortization of deferred financing costs	36,504	1,186
Amortization of above-market lease	35,248	1,389
Amortization of below-market leases	(13,758)	-
Unrealized losses (gain) on interest rate swap valuation	104,633	-
Equity in earnings from investment in Rich Uncles REIT I	(167,356)	-
Distributions from investment in Rich Uncles REIT I	135,896	-
Change in operating assets and liabilities:
Tenant receivables	(272,112)	-
Due from affiliates	79,219	-
Prepaid expenses and other assets	(5,576)	-
Accounts payable, accrued expenses and other liabilities	635,109	34,275
Due to affiliates	231,737	577,418
Net cash provided by operating activities	1,431,562	56,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(49,134,241)	(15,731,000)
Payment of acquisition fees to affiliate	(1,771,482)	-
Refundable purchase deposits	(1,500,000)	-
Additions to real estate investments	(193,191)	-
Investment in Rich Uncles REIT I	-	(2,000,000)
Net cash used in investing activities	(52,598,914)	(17,731,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from unsecured credit facility	33,140,000	11,000,000
Repayments of unsecured credit facility	(34,065,618)	-
Proceeds from mortgage notes payable	19,454,988	7,319,700
Principal payments on mortgage notes payable	(86,898)	-
Refundable loan deposits	(125,100)	-
Payments of deferred financing costs	(541,691)	(171,166)
Proceeds from issuance of common stock and investor deposits	36,295,673	-
Payments of offering costs	(1,200,469)	-
Payments to redeem common stock	(723,904)	-
Distributions paid to common stockholders	(252,319)	-
Net cash provided by financing activities	51,894,662	18,148,534

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	727,310	473,974

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,677,373	200,815
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,404,683	$674,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$350,750	$10,589

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers of redeemable common stock	$234,978	$7,500
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,059,184	$-
Purchase deposits applied to acquisition of real estate	$500,000	$-
Increase in share repurchases payable	$293,209	$17,467
Payable to seller for acquisition of real estate investment	$117,803	$-

See accompanying notes to the Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

RW Holdings NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., but amended its name on October 19, 2015 to Rich Uncles NNN REIT, Inc. and again on August 14, 2017 to RW Holdings NNN REIT, Inc. As of June 30, 2017, the Company has the authority to issue 250,000,000 shares of stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. Pursuant to its securities offering registered with the Securities and Exchange Commission (“SEC”), the Company sells its shares directly to investors at a purchase price of $10.00 per share, with a minimum investment in shares of $500. The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing corporate properties located in the United States, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

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

On July 15, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of $100,000,000 of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering” and, together with the Primary Offering, the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016. The Company had no significant operations prior to our purchase of real estate properties in June 2016.

On July 20, 2016, the Company began offering shares to the public and through June 30, 2017, the Company had sold 6,231,455 shares of common stock in the Registered Offering, including 118,418 shares of common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $62,314,551.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the financial position and the results for the interim period presented. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership, and directly wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Other Comprehensive Income

For all periods presented, other comprehensive income (loss) is the same as net income (loss).

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate mortgage notes payable. The Company records these derivative instruments at fair value in the accompanying consolidated balance sheets. The Company’s mortgage derivative instruments have not been designated as effective hedges and therefore the changes in fair value are recorded as gain or loss on derivative instruments in the accompanying consolidated statement of operations.

Equity in Earnings

The Company’s investment in Rich Uncles REIT I (“REIT I”) represented an approximate 4.36% and 4.39% ownership interest as of June 30, 2017 and December 31, 2016, respectively. Through March 31, 2017, the Company had recorded its share of equity in the earnings (losses) of REIT I based on estimates of REIT I’s results of operations. In July 2017, REIT I’s financial statements for the year ended December 31, 2016 were prepared and audited. The Company’s equity in earnings (losses) of REIT I for the year ended December 31, 2016 should have been equity in earnings of $30,038 rather than equity in losses of $79,271 which was recorded. The Company’s equity pick up for the three months ended March 31, 2017 should have been equity in earnings of $18,813 rather than the equity in earnings of $7,957 which was recorded. For the three months ended June 30, 2017, the Company recorded equity in earnings from REIT I of $159,399, which included $120,165 related to periods prior to April 1, 2017 as described above. For the six months ended June 30, 2017, the Company recorded equity in earnings from REIT I of $167,356, which included $109,309 related to periods prior to January 1, 2017 as described above.

The following is summarized financial information for REIT I:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total revenue	$3,507,951	$1,440,457	$6,234,218	$2,245,359
Net income (loss)	$937,414	$(1,268,078)	$1,331,862	$(2,400,993)

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2016 and the standard was applied retrospectively for all periods presented. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the consolidated statement of cash flows.

New Accounting Standards Recently Issued and Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840).  ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on its consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

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

NOTE 3. REAL PROPERTY

As of June 30, 2017, the Company’s real estate portfolio consisted of fourteen properties in seven states consisting of eight retail, five office and one industrial property. The following table provides summary information regarding the Company’s real estate as of June 30, 2017:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo	Orlando, FL	6/15/2016	Office	$9,850,055	$1,053,638	$(512,437)	$10,391,256
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(341,623)	4,511,748
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(25,152)	1,372,962
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(32,190)	1,652,239
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(24,167)	1,282,423
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(23,171)	1,262,864
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(23,780)	1,189,949
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(23,105)	1,165,389
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(265,729)	9,338,051
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,198	(228,383)	13,495,806
exp US Services	Maitland, FL	3/27/2017	Office	5,920,121	388,248	(63,332)	6,245,037
Harley	Bedford, TX	4/13/2017	Retail	13,178,286	-	(64,063)	13,114,222
Wyndham	Summerlin, NV	6/22/2017	Office	9,447,270	669,232	(12,106)	10,104,396
Williams Sonoma	Summerlin, NV	6/22/2017	Office	7,045,835	550,486	(10,225)	7,586,097
				$77,780,006	$6,581,896	$(1,649,463)	$82,712,439

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

Current Acquisitions

During the six months ended June 30, 2017, the Company acquired the following properties:

Property	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above- Market Lease	Below- Market Lease	Total
Northrop Grumman	3/7/2017	$1,191,024	$11,191,967	$1,341,199	$-	$-	$13,724,190
exp US Services	3/27/2017	785,801	5,134,320	388,248	616,486	-	6,924,855
Harley	4/13/2017	1,145,196	12,033,090	-	-	-	13,178,286
Wyndham	6/22/2017	4,144,069	5,303,201	669,232	-	-	10,116,502
Williams Sonoma	6/22/2017	3,546,744	3,499,091	550,486	-	(364,554)	7,231,767
		$10,812,834	$37,161,669	$2,949,165	$616,486	$(364,554)	$51,175,600

Purchase price	$51,175,600
Purchase deposits applied	(500,000)
Acquisition fees to affiliates	(1,483,571)
Payable to seller for acquisition of real estate	(117,803)
Refund from escrow	60,015
Cash paid for acquisition of real estate	$49,134,241

The purchase price allocations reflected in the accompanying unaudited Condensed Consolidated Financial Statements is based upon estimates and assumptions that are subject to change that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities). The noncancellable lease term of the properties acquired during the six months ended June 30, 2017 are as follows:

Property	Lease Expiration
Northrop Grumman	5/31/2021
exp US Services	11/30/2026
Harley	4/12/2042
Wyndham	2/29/2025
Williams Sonoma	10/31/2022

The Company recorded these acquisitions as asset acquisitions and capitalized $1,038,776 and $1,723,251 of acquisition fees and costs for the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2017, the Company recognized $965,368 and $1,066,814, respectively, of total revenue related to these properties.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

Operating Leases

As of June 30, 2017, our portfolio’s asset concentration (greater than 10% of total assets) was as follows:

Property and Location	Net Carrying Value	Percentage of Total Assets
Accredo, FL	$10,391,256	10.99%
Northrop Grumman, FL	$13,495,806	14.27%
Harley, TX	$13,114,222	13.87%
Wyndham, NV	$10,104,396	10.68%

At June 30, 2017 and December 31, 2016, tenant receivables included $201,026 and $29,975, respectively, of straight-line rent.

As of June 30, 2017, the future minimum contractual rent payments due under the Company’s non-cancelable operating leases are as follows:

July 1, 2017 through December 31, 2017	$2,870,956
2018	6,732,550
2019	6,884,632
2020	7,035,980
2021	5,563,272
2022	4,556,702
Thereafter	20,331,662
$53,975,754

Revenue Concentration

For the six months ended June 30, 2017, our portfolio’s revenue concentration (greater than 10% total revenue) was as follows:

Property and Location	Revenue	Percentage of Total Revenue
Accredo, FL	$531,744	20.54%
Dana, TX	$465,089	17.97%
Northrop, FL	$459,047	17.73%
Harley, TX	$326,102	12.60%

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

As of June 30, 2017, our portfolio’s tenant concentration (greater than 10% of annualized base rent) was as follows:

Property and Location	Effective Annualized Base Rent*	Percentage of Annualized Base Rent
Accredo, FL	$899,010	13.56%
Dana, TX	$665,917	10.05%
Northrop, FL	$1,162,274	17.53%
exp US Services, FL	$681,077	10.27%
Harley, TX	$900,000	13.58%
Wyndham, NV	$798,827	12.05%

*Effective Annualized Base Rent is calculated based on the monthly base rent at June 30, 2017 for twelve months.

As of June 30, 2017, no other tenant accounted for more than 10% of annualized base rent.

Intangibles

As of June 30, 2017, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$6,581,896	$783,115	$(516,164)
Accumulated amortization	(608,394)	(53,299)	13,838
Net amount	$5,973,502	$729,816	$(502,326)

Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
July 1, 2017 through December 31, 2017	$559,234	$48,523	$(44,772)
2018	1,118,468	97,045	(89,544)
2019	1,118,468	97,045	(89,544)
2020	1,118,468	97,045	(89,544)
2021	702,209	78,994	(89,544)
2022	412,034	63,719	(69,853)
Thereafter	944,621	247,445	(29,525)
	$5,973,502	$729,816	$(502,326)

Weighted-Average Remaining Amortization Period	6.33 years	8.43 years	5.80 years

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

NOTE 4. DEBT

Mortgage Notes Payable

As of June 30, 2017, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Loan Costs, net	Net Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity

Accredo/Walgreens properties	$7,200,707	$(142,659)	$7,058,048	3.95%	3.95%	7/1/2021
Dana property	4,747,013	(134,248)	4,612,765	4.56%	4.56%	4/1/2023
Six Dollar General properties (2)	3,976,515	(171,369)	3,805,146	4.69%	4.69%	4/1/2022
Wyndham property (3)	5,970,000	(115,276)	5,854,724	One-month LIBOR + 2.05%	4.34%	6/5/2027
Williams Sonoma property (3)	4,740,000	(95,197)	4,644,803	One-month LIBOR + 2.05%	4.05%	6/5/2022

	$26,634,235	$(658,749)	$25,975,486

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of June 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see Note 5.

(2)	The loan is cross-collateralized with all six Dollar General properties owned by the Company and one Dollar General property owned by REIT I. The deeds of trust for the Company’s six Dollar General properties and the deed of trust for the REIT I Dollar General property contain cross-collateralization and cross default provisions. At June 30, 2017, the outstanding principal balance of the loan on REIT I’s one Dollar General property was $636,916.

(3)	The loans on each of the Williams Sonoma and Wyndham properties (collectively, the Property) located in Summerlin, Nevada were originated by Nevada State Bank (Bank). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the loans is an event of default under the terms of both loans. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever less than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.

Unsecured Credit Facility

On June 7, 2016, the Operating Partnership (“Borrower”), entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). Pursuant to the Unsecured Credit Agreement, the Borrower has a $12,000,000 unsecured credit facility with an interest rate equal to 1% over an independent index, that is the highest rate on corporate loans posted by at least 75% of the thirty (30) largest banks in the United States, known as The Wall Street Journal Prime Rate, as published in the Wall Street Journal. Payments under the Unsecured Credit Agreement are interest only and are due on the 15th day of each month. The Unsecured Credit Agreement initially had a maturity date of June 15, 2017. On May 12, 2017, the maturity date of the Unsecured Credit Agreement was extended to October 28, 2017. The effective interest rate for borrowings under the Unsecured Credit Agreement during the six months ended June 30, 2017 was 4.98%.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

All Debt Agreements

Pursuant to the terms of the mortgage notes payable and the Unsecured Credit Agreement, the Company and/or the Operating Partnership are subject to certain financial loan covenants. The Company and/or the Operating Partnership was in compliance with all financial covenants of these loan agreement as of August 9, 2017.

The following summarizes the future principal repayment of the Company’s mortgage notes payable and unsecured credit facility as of June 30, 2017:

	Mortgage Note Payable	Unsecured Credit Facility	Total
Remaining 2017	$226,844	$9,232,184	$9,459,028
2018	465,064	-	465,064
2019	482,054	-	482,054
2020	498,925	-	498,925
2021	7,068,308	-	7,068,308
2022	8,234,746	-	8,234,746
2023	9,658,294	-	9,658,295
Total principal	$26,634,235	$9,232,184	$35,866,420

The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	2017	2016	2017	2016
Mortgage notes payable
Interest expense (1)	$184,179	$10,589	$265,837	$10,589
Amortization of deferred financing costs	24,998	1,155	35,386	1,155
Unrealized loss (gain) on interest rate swaps (see Note 5)	104,633	-	104,633	-
Unsecured credit facility
Interest expense	103,877	28,875	143,031	28,875
Amortization of deferred financing costs	481	31	1,118	31
Forfeited loan fee	20,000	-	20,000	-
Total interest expense	$438,168	$40,650	$570,005	$40,650

(1)	As of June 30, 2017, no payments had yet been made with respect to the Company’s interest rate swaps. Accrued interest payable of $2,533 at June 30, 2017 represented the unsettled portion of the interest rate swaps for the period from origination of the interest note swap through June 30, 2017. The Company had no swap agreements as of June 30, 2016.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

NOTE 5. INTEREST RATE SWAP DERIVATIVES

The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into derivatives for speculative purposes.

The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate mortgage notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the applicable instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero.

During June 2017, the Company (or wholly owned limited liability company subsidiaries) entered into interest rate swap agreements with amortizing notational amounts relating to two of its mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	June 30, 2017
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate as of 6/30/2016	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	2	$10,710,000	One-month LIBOR + applicable spread/Fixed at 4.05%-4.34%	4.21%	8.3 years

(i)	The notional amount of the Company’s swaps decrease each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) as of June 30, 2017 was $9,083,700.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the consolidated balance sheets as of June 30, 2017.

		June 30, 2017
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value
Interest Rate Swaps	Liability – Interest rate swap derivatives, at fair value	2	$(104,633)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. None of the Company’s derivatives at June 30, 2017 were designated as hedging instruments; therefore the net realized loss recognized on interest rate swaps of $104,633 was recorded as an increase in interest expense for both the three and six months ended June 30, 2017.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

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

Cash and cash equivalents, restricted cash, tenant receivables, due from affiliates, purchase and other deposits, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities and due to affiliates:  These balances approximate their fair values due to the short maturities of these items.

Derivative Instruments: The Company’s derivative instruments are presented at fair value in the accompanying consolidated balance sheet. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of June 30, 2017 and December 31, 2016:

June 30, 2017			December 31,2016
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$26,634,235	$25,975,486	$26,716,448	$7,266,145	$7,113,701	$7,266,145

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of June 30, 2017 and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

During the six months ended June 30, 2017, the Company measured the following assets and liabilities at fair value (in thousands):

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$107,166	$-	$107,166	$-

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Registered Offering, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for Rich Uncles REIT I. During the six months ended June 30, 2017 and 2016, no other business transactions occurred between the Company and Rich Uncles REIT I, other than described below or elsewhere herein, and those relating to the Company’s investment in Rich Uncles REIT I.

Pursuant to the terms of the agreement, summarized below are the related party costs incurred by the Company for the three and six months ended June 30, 2017:

	Three months ended	Six months ended			Three months ended	Six months ended
	June 30, 2017		June 30, 2017		June 30, 2016		December 31, 2016
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed
Acquisition fees	$-	$-	$-	$-	$474,122	$474,122	$-	$-
Asset management fees (2)	196,856	308,154	-	260,692	7,566	7,566	-	29,577
Fees to affiliates	196,856	308,154			481,688	481,688

Property management fees*	622	622	-	622	-	-	-	-
Expense reimbursements from Sponsor (1)	(672,904)	(1,360,930)	643	-	-	-	79,862	-
Waiver of asset management fees (2)	(49,214)	(77,039)	-	-	-	-	-	-
Capitalized
Acquisition fees	882,971	1,483,571	13,711	-	-	-	-	274,200
Financing fees	-	87,450	-	-	-	-	-	-
Additional paid-in-capital
Reimbursable organizational and offering expenses (3)	529,991	1,138,121	-	17,297	-	-	-	79,645
Other
Costs reimbursable from Rich Uncles REIT I (4)	-	-	28,571	-	-	-	28,571	-
	$888,322	$1,579,949	$42,925	$278,611	$481,688	$481,688	$108,433	$383,422

* Property management fees are presented as property operating expenses.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

(1)	The Company records payroll costs related to Company employees that answer questions from prospective shareholders. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement.
(2)	To the extent the Advisor elects, in its sole discretion to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three and six months ended June 30, 2017, the Advisor waived $49,214 and $77,039, respectively, of asset management fees, which are not subject to future recoupment by the Advisor. No asset management fees were waived for the three or six months ended June 30, 2016.

(3)	As of June 30, 2017, the Sponsor had incurred $4,452,858 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds. The payable related to this obligation is reflected in “Due to affiliates” in the consolidated balance sheets.

(4)	The Company incurred $28,571 of costs in conjunction with due diligence for a property acquisition which is owed to the Company from Rich Uncles REIT I and reflected in “Due from affiliates” in the consolidated balance sheets.

Organizational and Offering Expenses

Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined by the Sponsor) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross offering proceeds. As of June 30, 2017, the Sponsor has incurred organizational and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future shareholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of June 30, 2017, the Company has reimbursed the Sponsor $1,858,140 in organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through June 30, 2017 was $1,875,437, of which $17,297 was payable as of June 30, 2017 and is included in “Due to Affiliates” in the consolidated balance sheet.

Investor relations payroll expense reimbursement from Sponsor

The Company employs investor personnel that answer inquiries from potential investors regarding the Company and/or its prospectus. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses. The total amount of such payroll expense reimbursements was $672,904 and $1,360,930 for the three and six months ended June 30, 2017.

Acquisition Fees

The Company shall pay the Advisor a fee in an amount equal 3.0% of Company’s contract purchase price of its properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable, and shall not exceed 6.0% of the contract price of the property.  However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. Acquisition fees incurred during the three and six months ended June 30, 2017 were $882,971 and $1,483,571.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

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

Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the three and six months ended June 30, 2017 were $196,856 and $308,154, respectively, of which $49,214 and $77,039, respectively, was waived. Asset Management Fees payable at June 30, 2017 were $260,692.

Financing Coordination Fee

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company shall pay to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. Financing coordination fees incurred during the three and six months ended June 30, 2017 were $0 and $87,450, respectively.

Property Management Fees

If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company shall pay to the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. For the three and six months ended June 30, 2017, Property Management Fees were $622 and $622. There were no property management fees incurred during the three and six months ended June 30, 2016.

Disposition Fees

For substantial assistance in connection with the sale of properties, the Company shall pay to its Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our Advisor or its affiliates, the disposition fees paid to our Advisor, our Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three and six months ended June 30, 2017 nor 2016.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

Leasing Commission Fees

If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of the property or properties to unaffiliated third parties, then the Company shall pay to the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. To the extent that an unaffiliated real estate broker assists in such leasing services, any compensation paid by the Company to the Advisor or any of its affiliates will be reduced by the amount paid to such unaffiliated real estate broker. There were no leasing commission fees incurred during the three and six months ended June 30, 2017 nor 2016.

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

Operating expense reimbursements for the four fiscal quarters ended June 30, 2017 exceeded the 2%/25% Limitation. The Company’s conflicts committee approved the operating expenses above the 2%/25% Limitation, as they determined that the relationship of the Company’s operating expenses to average invested assets were justified for the four fiscal quarters ended June 30, 2017 given the costs of operating a public company and the early stage of the Company’s operations.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

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

Tenant Improvements

Pursuant to lease agreements, the Company has an obligation to pay for $2,113,737 in site and tenant improvements to be incurred at June 30, 2017. At June 30, 2017, the Company had $1,520,292 of restricted cash held to fund the improvements.

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

The U.S. Securities and Exchange Commission (the “SEC”) is conducting an investigation related to the advertising and sale of securities by the Company in connection with the Registered Offering. The investigation is a non-public factfinding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain affiliates have received and responded to subpoenas from the SEC requesting documents and other information related to the Company and the Registered Offering. The SEC’s investigation is ongoing. The Company has cooperated and intends to continue to cooperate with the SEC in this matter. The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the Condensed Consolidated Financial Statements are issued.

Distributions

On July 11, 2017, the Company’s board of directors declared dividends based on daily record dates for the period June 1, 2017 through June 30, 2017 at a rate of $0.0019444 per share per day, or $344,139, on the outstanding shares of the Company’s common stock, which the Company paid on July 11, 2017. Of the $344,139 dividend, $278,380 was reinvested through the Company’s dividend reinvestment plan.

On August 10, 2017, the Company’s board of directors declared dividends based on daily record dates for the period July 1, 2017 through July 31, 2017 at a rate of $0.0018817 per share per day, or $371,708, on the outstanding shares of the Company’s common stock, which the Company paid on August 10, 2017. Of the $371,708 dividend, $303,083 was reinvested through the Company’s dividend reinvestment plan.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

Offering Status

Through August 10, 2017, the Company had sold 6,958,810 shares of common stock in the Registered Offering, for aggregate gross offering proceeds of $69,588,103, including 176,548 shares of common stock sold under its Registered DRP Offering for aggregate gross offering proceeds of $1,765,478.

Acquisitions

On July 20, 2017, through a wholly owned subsidiary, the Company acquired a 51,800 square foot industrial property in Richmond, VA, which it leases to Neighborcare Pharmacy of Virginia, LLC, a wholly owned subsidiary of Omnicare, Inc., a wholly owned subsidiary of CVS Health Corporation (“Omnicare”). The lease is guaranteed by Omnicare, Inc. The seller is not affiliated with the Company or the Advisor. The contract purchase price for the Omnicare property was $7,400,000 plus acquisition fees and closing costs of $281,862.

Debt Financing

On July 17, 2017, the Company obtained a $6,000,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Northrop Grumman property. The mortgage loan has a fixed interest rate of 4.4% per annum and matures on March 2, 2021.

Redeemable common stock

For the period from July 1, 2017 through August 9, 2017, the Company redeemed 133,661 shares for $1,296,476.

Amendments to Charter

On August 11, 2017, the board of directors approved and adopted amendments to its charter, which became effective August 14, 2017, to increase the authorized number of shares of the Company’s common stock, $0.001 par value per share, from 200,000,000 to 400,000,000, and to rename and redesignate the authorized shares of the Company’s common stock, $0.001 par value per share, as “Class C” common stock, $0.001 par value per share. On August 11, 2017, the board of directors also approved and adopted Articles Supplementary, effective August 14, 2017, to reclassify and designate 100,000,000 shares of Class C common stock, $0.001 par value per share, as “Class S” common stock, $0.001 par value per share. The foregoing actions are intended to facilitate an offering by the Company of shares of Class S common stock exclusively to non-U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933 (the “Securities Act”) pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act (the “Class S Offering”). Shares of the Company’s Class S common stock have similar features and rights as shares of the Company’s Class C common stock, including with respect to voting and liquidation, except that shares of Class S common stock offered in the Class S Offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.

Also on August 11, 2017, the board of directors approved and adopted a further amendment to the Company’s charter, which became effective August 14, 2017, to change the name of the Company from “Rich Uncles NNN REIT, Inc.” to “RW Holdings NNN REIT, Inc.”

In addition, on August 11, 2017, the board of directors approved, pursuant to Section 7.7.10 of Article 7 of the Company’s charter, an increase in the “Common Shares Ownership Limit”, as such term is defined therein, from 8.0% to 9.8% of the outstanding shares of common stock of the Company. On August 14, 2017, the Company filed a Certificate of Notice reflecting the change in the Common Shares Ownership Limit with the State Department of Assessments and Taxation of Maryland.

Amendments to Advisory Agreement

On August 11, 2017, the board of directors, and all members of the Conflicts Committee of the Board, which comprises all of its independent directors, approved the Company’s entry into a Second Amended and Restated Advisory Agreement (the “Restated Advisory Agreement”) by and among the Company, the Advisor and the Sponsor.

The Restated Advisory Agreement amends and restates the Amended and Restated Advisory Agreement by and among the Company, the Advisor and the Sponsor, dated as of January 17, 2017, in order to reflect, in addition to certain ministerial and conforming changes, (1) amendments to the description of the Advisor’s duties, (2) an expansion of the definition of “Large Investors” to encompass investors with aggregate subscriptions or purchases for at least $1 million in one or more securities offerings sponsored by the Sponsor and to allow the Company to include as Large Investors clients of one or more financial advisors whose clients collectively meet the foregoing requirement, (3) revisions to the terms of certain compensation payable to the Advisor, including rebates paid by the Advisor to Large Investors with respect to the asset management fee, subordinated participation fee and liquidation fee, and a reduction in the applicable percentage used to calculate the subordinated participation fee from 40% to 30%, and (4) conforming edits throughout the Restated Advisory Agreement in connection with the designation and reclassification of the Company’s Class C common stock and Class S common stock described above.

Class S Dividend Reinvestment Plan and Class S Share Repurchase Program

On August 11, 2017, the board of directors approved and adopted, in connection with the Class S Offering described above, (i) a Dividend Reinvestment Plan (the “Class S DRP”) applicable to shares of the Company’s Class S common stock, and (ii) a Share Repurchase Program (the “Class S Repurchase Program”) applicable to shares of the Company’s Class S common stock. The Class S DRP provides any holder of Class S common stock who elects to participate the ability to reinvest dividends and other distributions declared and paid in respect of such participant’s Class S shares to the purchase of additional Class S shares for such participant. The Class S Repurchase Program provides eligible holders of Class S common stock purchased from time to time in the Class S Offering with limited, interim liquidity by enabling them to present for repurchase all or a portion of their Class S shares to the Company. Holders of Class S common stock are required to hold their Class S shares for a minimum of one year before they can participate in the program. The Company will repurchase Class S shares based on the then-applicable NAV per share and the Class S share repurchase will be limited to 2% of the Company’s aggregate applicable NAV per month, up to 5% of its aggregate NAV per quarter, with respect to such Class S shares.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the Notes thereto contained in Part I of this Quarterly Report on Form 10-Q. See also “Forward Looking Statements” below. As used herein, “we,” “us,” and “our” refer to RW Holdings NNN REIT, Inc.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of RW Holdings NNN REIT, Inc. (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Item IA of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Management’s Overview

We were formed on May 14, 2015 as a Maryland corporation. We believe that we were organized and have operated in a manner that enabled us to qualify as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distributions to our stockholders.

We consider our Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no intention to list our shares of common stock for trading on a national securities exchange or over-the-counter trading market. Although we have registered a fixed amount of shares for the Registered Offering (as defined below), we intend to effectively conduct a continuous offering of an unlimited amount of our shares of common stock over an unlimited time period by conducting an uninterrupted series of additional public offerings, subject to regulatory approval of our filings for such additional offerings, and one or more private offerings of shares of our common stock. This perpetual-life structure is aligned with our overall objective of investing in real estate assets with a long-term view towards making regular cash distributions and generating capital appreciation.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subject to certain restrictions and limitations, our business is externally managed by our advisor, Rich Uncles NNN REIT Operator, LLC (our “Advisor”), a limited liability company wholly owned by our sponsor, Rich Uncles LLC (our “Sponsor”), pursuant to the Amended and Restated Advisory Agreement between us, our Advisor and our Sponsor (the “Advisory Agreement”). Our Advisor manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 7 to the Condensed Consolidated Financial Statements.

We have investor relations personnel, but all expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and the securities offerings and to provide administrative investor relations. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organization and offering costs, but reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000.

On July 15, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of 90 million in shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of 10,000,000 shares of common stock pursuant to our distribution reinvestment plan (the “Registered DRP Offering” and together with the Primary Offering, the “Registered Offering”). The SEC declared our registration effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016 at an initial offering price of $10.00 per shares. On August 11, 2017, our Board of Directors approved amendments to our charter to rename and redesignate our common stock as “Class C” common stock, which we will offer and sell in the Registered Offering. Commencing in August 2017, we plan to sell our shares of Class C common stock in the Registered Offering only to U.S. Persons as defined under Rule 903 promulgated under the Securities Act of 1933 (the “Securities Act”). We do not retain a broker-dealer to offer our shares of Class C common stock. Rather, we offer these shares directly to the public.

Also on August 11, 2017, our Board of Directors approved amendments to our charter to reclassify and designate a portion of the shares of common stock as “Class S” common stock. This reclassification of the Company’s common stock is intended to facilitate an offering by us of up to an additional 100,000,000 shares of Class S common stock exclusively to non-U.S. Person as defined under rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offering, the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.

We expect to use substantially all of the net proceeds from the Offerings to acquire and manage a portfolio of real estate investments. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interest in entities that own and operate real estate. We will make acquisitions of our real estate investments directly through Rich Uncles NNN Operating Partnership, LP, a Delaware limited liability company (the “Operating Partnership”) or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership agreements with other owners of properties, affiliates of our advisor or other persons.

Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interest of our stockholders.

Our Advisor will make recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors.

As of June 30, 2017, the Company owned 14 properties in 7 states consisting of retail, office and industrial properties and an approximate 4.36% interest in an affiliated REIT. The net book value of these investments at June 30, 2017 was $86,267,707.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At August 9, 2017, we owned a diversified portfolio:

•	Of fifteen properties, of which eight properties are retail properties which represent 31.28% of the portfolio, of which five properties are office properties which represent 52.12% of the portfolio, and of which two properties are industrial properties which represents 16.60% of the portfolio (expressed as a percentage of annualized rental revenue);

•	Fully leased with an occupancy rate of 100.0%;

•	Leased to ten different commercial tenants doing business in nine separate industries;

•	Located in 8 states;

•	With approximately 516,656 square feet of aggregate leasable space;

•	With an average leasable space per property of approximately 34,444 square feet; approximately 17,425 square feet per retail property, approximately 55,998 square feet per office property, and 48,633 square feet per industrial property; and

•	With a balance of outstanding debt of approximately $35.8 million.

Of the fifteen properties in the portfolio, all, or 100.0%, are single-tenant properties. At August 9, 2017, all fifteen properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 7.9 years, based on rental income.

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

At June 30, 2017, the outstanding principal balance of the Company’s mortgage notes payable was $26,634,235 and the Company’s outstanding balance on the Company’s unsecured credit facility with Pacific Mercantile Bank was $9,232,184. This unsecured credit facility has a maturity date of October 28, 2017. We are negotiating the extension of the maturity date of this credit facility and we expect to complete this process prior its current October 28, 2017 maturity date. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding our outstanding indebtedness.

Portfolio Information

Our real estate investments were as follows:

	As of
	June 30, 2017	December 31, 2016	June 30, 2016
Number of Properties:
Retail	8	7	1
Office	5	1	1
Industrial	1	1	-
Total	14	9	2

Leasable Square Feet:
Retail	139,403	68,443	15,120
Office	279,988	63,000	63,000
Industrial	45,465	45,465	-
Total	464,856	176,908	78,120

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30:

	2017	2016
Net cash provided by operating activities	$1,431,562	$56,440
Net cash used in investing activities	$(52,598,914)	$(17,731,000)
Net cash provided by financing activities	$51,894,662	$18,148,534

Cash Flows from Operating Activities

As of June 30, 2017, we owned fourteen properties and an investment in an affiliated REIT. During the six months ended June 30, 2017, net cash provided by operating activities was $1,431,562. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments.

As of June 30, 2016, we owned two properties and an investment in an affiliated REIT. During the six months ended June 30, 2016, net cash provided by operating activities was $56,440.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities

Net cash used in investing activities was $52,598,914 for the six months ended June 30, 2017 and consisted of the following:

•	$49,134,241 for the acquisition of five properties;
•	$1,771,482 for payment of acquisition fees to affiliate;
•	$1,500,000 for refundable purchase deposits; and
•	$193,191 of additions to real estate investments.

Net cash used in investing activities was $17,731,000 for the six months ended June 30, 2016 and consisted of the following:

•	$15,731,000 for the acquisition of three properties; and;
•	$2,000,000 for investment in Rich Uncles REIT I.

Cash Flows from Financing Activities

Net cash provided by financing activities was $51,894,662 for the six months ended June 30, 2017 and consisted primarily of the following:

•	$36,295,673 of proceeds from issuance of common stock and investor deposits offset by payments of offering costs of $1,200,469;
•	$33,140,000 from borrowings from our unsecured credit facility and payments on our unsecured credit facility of $34,065,618;
•	Proceeds from mortgage notes payable of $19,454,988, offset by principal payments of $86,898 and deferred financing costs of $541,691;
•	$723,904 used to repurchase of shares under the share repurchase plan;
•	$252,319 of cash distributions ($1,311,503 of total distributions of which $1,059,184 was reinvested through the Company’s dividend reinvestment program); and
•	$125,100 of refundable loan deposits.

Net cash provided by financing activities was $18,148,534 for the six months ended June 30, 2016 and consisted primarily of the following:

•	$11,000,000 from borrowings from our unsecured credit facility; and
•	Proceeds from mortgage notes payable of $7,319,700 offset by $0 principal payments and deferred financing costs of $171,166.

Capital Resources

Generally, cash needs for property acquisitions, debt payments, capital expenditures, and other investments will be funded by the Offerings and bank borrowings, and to a lesser extent, by internally generated funds. Cash needs for operating and interest expenses and distributions will generally be funded by internally generated funds. If available, future sources of capital include proceeds from the Offerings, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Results of Operations

Our results of operations through June 30, 2017 are not indicative of those expected in future periods as we are continuing to raise capital through the Offerings and acquire additional properties.

The Company owned nine properties and an approximate 4.36% interest in an affiliated REIT at December 31, 2016. The Company acquired five additional properties in 2017 with three of those within the three months ended June 30, 2017. We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates to each increase in future periods as a result of owning the five properties acquired in 2017 for an entire period and anticipated future acquisitions of real estate investments.

Comparison of the Three and Six Months ended June 30, 2017 to the Three and Six Months ended June 30, 2016

Rental Income

Rental income for the three and six months ended June 30, 2017 was $1,366,901 and $2,063,595, respectively, and $41,466 and $41,466 for the three and six months ended June 30, 2016, respectively. The annualized rental income of the properties owned as of June 30, 2017 was $6,628,868.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant Recoveries

Tenant recoveries were $362,141 and $525,646 for the three and six months ended June 30, 2017, respectively, and $0 and $0 for the three and six months ended June 30, 2016. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Fees to Affiliate

Expensed acquisition fees and management fees to affiliate for the three and six months ended June 30, 2017 were $196,856 and $308,154, respectively, and $481,688 and $481,688 for the three and six months ended June 30, 2016, respectively. Upon adopting ASU 2017-01 on October 1, 2016, acquisition fees were capitalized. Therefore, the 2017 acquisition fees were capitalized.

The asset management fees are equal to 1.2% per annum of the Company’s Average Invested Assets. Of the asset management fees, $49,214 and $77,039 of such fees were waived for the three and six months ended June 30, 2017, respectively. No asset management fees were waived for the three and six months ended June 30, 2016.

There were no disposition fees to affiliate in the three and six months ended June 30, 2017 or 2016.

Property management fees to affiliates for the three and six months ended June 30, 2017 were $622 and $622, respectively. There were no property management fees to affiliate in the three and six months ended June 30, 2016.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2017 were $831,179 and $2,018,022, respectively and for the three and six months ended June 30, 2016 were $6,290 and $6,380, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended June 30, 2017 was $725,419 and $1,156,278, respectively, and for the three and six months ended June 30, 2016, was $33,489 and $33,489, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the three and six months ended June 30, 2017 was $438,168 and $570,005, respectively and for the three and six months ended June 30, 2016 was $40,650 and $40,650, respectively. See Note 5 for the detail of the components of interest expense.

Property Expenses

Property expenses for the three and six months ended June 30, 2017 were $375,963 and $555,741, respectively, and for the three and six months ended June 30, 2016, were $0 and $0, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses.

Other Income

Interest income for the three and six months ended June 30, 2017 was $613 and $888, respectively. Interest income for the three and six months ended June 30, 2016 was $0 and $0, respectively.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Equity in earnings from Rich Uncles REIT I for the three and six months ended June 30, 2017 was $159,399 and $167,356, respectively. This represents the Company’s 4.36% interest in the operations of Rich Uncles REIT I and includes the recognition of certain amounts related to previous periods as described in Note 2. See Note 2. There were no equity in earnings for the three and six months ended June 30, 2016 as the Company made its initial investment in Rich Uncles REIT I on June 28, 2016.

New Accounting Pronouncements

See Note 2 to the Notes to the Condensed Consolidated Financial Statements.

Organizational and Offering Costs

Our organizational and offering costs are paid by our Sponsor on our behalf. Offering costs include all expenses incurred in connection with the Offerings, including investor relations payroll expenses. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.

During the Offerings, we are obligated to reimburse our Sponsor for organizational and offering costs related to the Offerings paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the Offerings as of the date of the reimbursement.

As of June 30, 2017, the Company had not incurred any organizational and offering costs related to the Offering as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offering are not recorded in our financial statements as of June 30, 2017 other than to the extent of 3% of the gross offering proceeds. As of June 30, 2017, the Sponsor had incurred $4,452,858 of organizational and offering costs on behalf of the Company and the Company has reimbursed the Sponsor $1,858,140 in organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through June 30, 2017 was $1,875,437, of which $17,297 was payable as of June 30, 2017 and is included in “Due to Affiliates” in the consolidated balance sheet.

See Note 7 to the Condensed Consolidated Financial Statements for additional information.

Distributions

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we way not pay distributions from our cash flow from operating activities, in which case distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Historically, the sources of cash used to pay our distributions have been from net rental income received and the waiver and deferral of management fees.

Distributions declared, distributions paid and cash flow used in operations were as follows):

					Cash flows
		Total			Provided by (used in)
	Total	distributions			provided by
	distributions	declared per	Distributions paid		Operating
Period	declared	share	Cash	Reinvested	Activities
First Quarter 2016	$-	$-	$-	$-	$(91)
Second Quarter 2016	-	-	-	-	56,530
Third Quarter 2016	12,078	0.175	4,852	7,226	(103,690)
Fourth Quarter 2016 (1)	159,083	0.175	41,313	117,770	(42,365)
First Quarter 2017	486,862	0.175	100,126	386,736	182,764
Second Quarter 2017	824,641	0.175	152,193	672,448	1,248,798
Totals	$1,482,664	$0.700	$298,484	$1,184,180	$1,341,946

(1)	Includes the reclassification of $37,554 of distributions received in the fourth quarter of 2016 from our investment in Rich Uncles REIT I as a result of retroactively adopting ASU 2016-15.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions are paid on a monthly basis. In general, distributions for record dates as of the end of a given month are paid on or about the 10th of the following month. Distributions were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
June 15 (date of purchase of first property)-30	$0.00180556	July 5, 2016	July 11, 2016
July 1-31	$0.00174731	August 10, 2016	August 11, 2016
August 1-31	$0.00174731	September 7, 2016	September 12, 2016
September 1-30	$0.00194440	October 7, 2016	October 11, 2016
October 1-31	$0.00188170	November 9, 2016	November 10, 2016
November 1-30	$0.00194440	December 12, 2016	December 12, 2016
December 1-31	$0.00188170	January 10, 2017	January 10, 2017
January 1-31	$0.00188170	February 10, 2017	February 10, 2017
February 1-28	$0.00208333	March 10, 2017	March 10, 2017
March 1-31	$0.00188170	April 10, 2017	April 10, 2017
April 1-30	$0.00194440	May 10, 2017	May 10, 2017
May 1-31	$0.00188170	June 10, 2017	June 10, 2017
June 1-30	$0.00194440	July 11, 2017	July 11, 2017
July 1-31	$0.00188170	August 10, 2017	August 10, 2017

Going forward, we expect our board of directors to continue to declare cash distributions based on daily record dates and to pay these distributions on a monthly basis, and after our offering stage to continue to declare distributions based on a single record date as of the end of the month, and to pay these distributions on a monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet REIT qualification requirements.

Properties

As of June 30, 2017, we owned fourteen properties encompassing 464,856 rentable square feet in seven states and an investment in an affiliated REIT. We have been in the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and financing proceeds. More detail about our properties can be found in Note 3 to the Condensed Consolidated Financial Statements.

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

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying Condensed Consolidated Financial Statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying Condensed Consolidated Financial Statements.

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

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. See Note 8 to the Condensed Consolidated Financial Statements for further detail.

Related-Party Transactions and Agreements

We have entered into an agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs. See Note 7 to the Condensed Consolidated Financial Statements and the Company’s 2016 Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events

Certain events occurred subsequent to June 30, 2017 through the filing date of this Quarterly Report on Form 10-Q. See Note 8 to the Condensed Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

As of June 30, 2017, the fair value of our debt was $26,716,448 and the outstanding principal balance of our debt was $26,634,235. The fair value estimate of our debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2017. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premium would result in changes in the fair value of variable rate instruments. As of June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $10,710,000 of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $10,710,000 of our variable rate debt. Based on interest rates as of June 30, 2017, if interest rates were 100 basis points higher during the 12 months ending June 30, 2017, interest expense on our variable rate debt would increase by $106,800. As of June 30, 2017, one-month LIBOR was 1.22% and if this index was reduced to 0% during the 12 months ending June 30, 2017, interest expense on our variable rate debt would decrease by $130,711.

The weighted average interest rates of our fixed rate debt and variable rate debt as of June 30, 2017 were 4.27% and 4.27% respectively. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of June 30, 2017, were applicable.

PART I – FINANCIAL INFORMATION (continued)

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified I the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of June 30, 2017 because of material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

The information disclosed under Legal Matters in Note 8 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.      Risk Factors

There have been no material changes to the risk factors set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

PART II – OTHER INFORMATION (continued)

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017, we issued 6,500 shares to the Company’s directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act. During the six months ended June 30, 2017, we did not otherwise sell or issue any equity securities in any transaction that was not registered under the Securities Act.

Use of Proceeds from Registered Securities

On June 1, 2016, our Registration Statement on Form S-11 (File No. 333-205684) (the “Registration Statement”), covering an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public (the “Primary Offering”), was declared effective under the Securities Act. Pursuant to the Registration Statement, we also registered a maximum of 10,000,000 shares of common stock pursuant to our distribution reinvestment plan (the “DRP Offering” and together with the Primary Offering, the “Registered Offering”).

The Registered Offering commenced on July 20, 2016 and will terminate on June 29, 2018. We expect to sell the shares of common stock offered in the Registered Offering over this two-year period. We intend to continue to offer shares beyond June 29, 2018 and in order to do so it will be necessary to file a new registration statement with the SEC to continue offering shares. We will also need to renew the Registration Statement or file a new registration statement in many states to continue the Registered Offering. We may terminate the Registered Offering at any time. Our board of directors will adjust the $10.00 per share initial offering price of the shares of common stock offered and sold pursuant to the Registered Offering during the course of the Registered Offering as described in the Registration Statement, as amended.

As of June 30, 2017, we had sold 6,231,455 shares of common stock in the Registered Offering for gross proceeds of $62,314,551, including 118,418 shares of common stock sold under our Registered DRP Offering. See Note 7 to the Notes to the Condensed Consolidated Financial Statements for information regarding certain reimbursements paid to our Sponsor and our Advisor.

Net proceeds available for investment after the payment of the organizational and offering costs described above were approximately $60,639,114. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $82.7 million of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

During the three months ended June 30, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total number of Shares Requested to be Repurchased (1)	Total Number of Shares Repurchased During the Month	Average Price Paid per Share	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
January 2017	1,788	1,800	$9.70	$201,582
February 2017	18,511	1,788	$9.70	$309,282
March 2017	17,457	18,511	$9.70	$152,073
April 2017	21,152	17,457	$9.70	$115,774
May 2017	13,919	21,152	$9.70	$221,886
June 2017	32,028	13,919	$9.70	$138,429

(1)	We generally repurchase shares approximately 5 days following the end of the applicable month in which requests were received.

PART II – OTHER INFORMATION (continued)

(2)	Maximum amount that may be repurchased is limited to 5% of the weighted average outstanding shares in the prior 12 months less the actual shares repurchased during same twelve month period. The dollar value is as of the last day of the month presented. The dollar value is calculated as (1) the maximum number of shares that can be repurchased (5% of the weighted average number of shares outstanding during the prior twelve months (or a shorter period if the Company has not been selling shares for twelve months) reduced by the number of shares already repurchased multiplied by (2) the repurchase price (which is 97% of the $10.00 per share offering price for shares held by the stockholder for less than a year (which would be all of the shares through June 30, 2017)). Repurchase price is increased if the shares have been held for a year or more, two years or more and three years or more. Furthermore, once the Company has published its NAV, the NAV per share is used in the calculation in place of the per share offering price. If the Company determines that sufficient funds aren’t available to fund the share repurchase program, it has the ability to repurchase the number of shares that it believes it has sufficient funds to repurchase. In addition, the Company’s board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice. The Company’s board of directors may amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased.

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

Item 3.         Defaults Upon Senior Securities

No events occurred during the six months ended June 30, 2017 that would require a response to this item.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

No events occurred during the six months ended June 30, 2017 that would require a response to this item.

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

RW Holdings NNN REIT, Inc.
(Registrant)

By:	/s/ HAROLD HOFER
Name:	Harold Hofer
Title:	Chief Executive Officer

By:	/s/ JEAN HO
Name:	Jean Ho
Title:	Chief Financial Officer (principal financial officer and accounting officer)

Date: August 15, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1	Articles of Amendment and Restatement of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on May 23, 2016)
3.2*	Articles of Amendment to the Articles of Incorporation of the Company to increase the authorized number of shares of the Company’s stock
3.3*	Articles of Amendment to the Articles of Incorporation of the Company to change the name and designation of the Company’s stock
3.4*	Articles of Amendment to the Articles of Incorporation of the Company to change the name of the Company to RW Holdings NNN REIT, Inc.
3.5*	Articles Supplementary of the Company reclassifying 100,000,000 unissued shares of Class C common stock as Class S common stock
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Post-Effective Amendment to the Company’s Registration Statement (File No. 333-205684) filed with the Securities and Exchange Commission on April 28, 2017)
4.2	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Post-Effective Amendment to the Company’s Registration Statement (File No. 333-205684) filed with the Securities and Exchange Commission on April 28, 2017)
4.3	Share Repurchase Program (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on January 19, 2017
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Filed herewith.
**	Furnished herewith.

