Form 10-Q
period 2017-09-30
RW HOLDINGS NNN REIT, INC.
filed 2017-11-14
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017 there were 8,239,821 shares of Class C Common Stock and 3,022 shares of Class S common stock outstanding, respectively.

RW HOLDINGS NNN REIT, INC.

FORM 10-Q

September 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1 – Unaudited Condensed Consolidated Financial Statements

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Real estate investments:
Land	$17,410,432	$5,369,238
Building and improvements	73,844,326	24,243,072
Tenant origination and absorption costs	7,326,827	3,632,731
Total investments in real estate property	98,581,585	33,245,041
Accumulated depreciation and amortization	(2,571,155)	(493,185)
Total investments in real estate property, net	96,010,430	32,751,856
Investments in unconsolidated entities (Note 4)	14,656,306	3,523,809
Real estate investments, net	110,666,736	36,275,665

Cash and cash equivalents	8,490,282	3,431,769
Restricted cash	1,099,680	245,604
Tenant receivables	1,151,344	114,320
Above-market leases, net	705,554	148,577
Due from affiliates (Note 8)	26,456	108,433
Purchase and other deposits	44,550	500,000
Prepaid expenses and other assets	1,067,454	478,192
TOTAL ASSETS	$123,252,056	$41,302,560

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net	$42,705,968	$7,113,701
Unsecured credit facility, net	7,119,739	10,156,685
Accounts payable, accrued expenses and other liabilities	2,170,142	470,236
Below-market leases, net	763,672	150,767
Due to affiliates (Note 8)	871,189	383,422
Interest rate swap derivatives	100,006	-
Investor deposits	-	582,516
Share repurchases payable	194,121	17,467
TOTAL LIABILITIES	53,924,837	18,874,794

Redeemable common stock	234,648	196,660

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Class C common stock $0.001 par value, 300,000,000 shares authorized, 7,612,512 and 2,458,881 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	7,613	2,458
Class S common stock $0.001 par value, 100,000,000 shares authorized, 3,000 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	-
Additional paid-in-capital	73,443,478	23,643,435
Cumulative distributions and net losses	(4,358,523)	(1,414,787)
TOTAL STOCKHOLDERS' EQUITY	69,092,571	22,231,106

Commitments and contingencies (Note 9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,252,056	$41,302,560

See accompanying notes to the Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenue:
Rental income	$1,926,722	$286,576	$3,990,317	$328,041
Tenant recoveries	389,784	72,968	915,431	72,968
Total revenue	2,316,506	359,544	4,905,748	401,009

Expenses:
Property expenses (Note 8)	413,161	91,541	968,902	91,541
Fees to affiliates (Note 8)	264,927	46,575	573,081	528,262
General and administrative	904,818	584,488	2,922,840	590,867
Acquisition costs	-	-	-	73,028
Depreciation and amortization	921,692	204,743	2,077,970	238,232
Interest expense	541,282	174,271	1,111,287	214,921
Total expenses	3,045,879	1,101,618	7,654,080	1,736,851
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 8)	(626,715)	(446,130)	(2,064,684)	(446,130)
Net expenses	2,419,165	655,488	5,589,396	1,290,721

Other income (loss):
Interest income	2,988	619	3,875	619
Equity in earnings (losses) from unconsolidated entities	688	(4,300)	168,043	(4,300)
Total other income (loss)	3,676	(3,681)	171,918	(3,681)

Net loss	$(98,983)	$(299,625)	$(511,730)	$(893,393)

Net loss per share, basic and diluted	$(0.01)	$(1.39)	$(0.10)	$(10.44)

Weighted-average number of common shares outstanding, basic and diluted	6,873,249	215,369	5,220,371	85,598

Dividends declared per share	$0.175	$0.14	$0.525	$0.14

See accompanying notes to the Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statement of Stockholders' Equity

For the Nine months ended September 30, 2017

(unaudited)

						Cumulative
	Common Stock				Additional	Distributions	Total
	Class C		Class S		Paid-in	and Net	Stockholders'
	Shares	Amounts	Shares	Amounts	Capital	Losses	Equity (Deficit)
Balance, December 31, 2016	2,458,881	$2,458	-	$-	$23,643,435	$(1,414,787)	$22,231,106

Issuance of common stock	5,301,994	5,302	3,000	3	53,044,638	-	53,049,943
Offering costs	-	-	-	-	(1,593,899)	-	(1,593,899)
Distributions declared	-	-	-	-	-	(2,432,006)	(2,432,006)
Stock compensation expense	12,500	12	-	-	124,988	-	125,000
Repurchase of common stock	(160,863)	(159)	-	-	(1,561,042)	-	(1,561,201)
Net loss	-	-	-	-	-	(511,730)	(511,730)
Reclassification to redeemable common stock	-	-	-	-	(214,642)	-	(214,642)
Balance, September 30, 2017	7,612,512	$7,613	3,000	$3	$73,443,478	$(4,358,523)	$69,092,571

See accompanying notes to the Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,730)	$(893,393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,077,970	238,232
Stock compensation expense	125,000	68,000
Deferred rents	(620,748)	15,682
Amortization of deferred financing costs	89,645	10,637
Amortization of above-market lease	59,509	9,720
Amortization of below-market leases	(37,213)	-
Unrealized loss on interest rate swap valuation	100,006	-
Equity in (earnings) losses from investment in unconsolidated entities	(168,043)	4,300
Distributions from investment in unconsolidated entities	204,212	-
Change in operating assets and liabilities:
Tenant receivables	(416,277)	-
Due from affiliates	57,411	-
Prepaid expenses and other assets	(589,261)	(63,513)
Accounts payable, accrued expenses and other liabilities	1,697,446	75,942
Due to affiliates	478,445	1,649
Net cash provided by (used in) operating activities	2,546,372	(532,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate investments	(62,245,697)	(15,730,500)
Additions to real estate investments	(685,161)	-
Payments of acquisition fees to affiliate	(2,772,329)	-
Repayment of amounts due from affiliate	28,571	-
Investment in unconsolidated entities	(10,542,594)	(2,000,000)
Proceeds from acquisition closing payable to unconsolidated entity	363,168	-
Refundable purchase deposits and other acquisition costs	-	(100,000)
Net cash used in investing activities	(75,854,042)	(17,830,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from unsecured credit facility	43,390,000	11,000,000
Repayments of unsecured credit facility	(46,428,064)	(4,036,500)
Proceeds from mortgage note payable	36,904,988	7,319,700
Principal payments on mortgage notes payable	(218,599)	(21,316)
Refundable loan deposits	(44,550)	-
Payments of deferred financing costs to third parties	(920,699)	(176,063)
Payment of financing fees to affiliates	(261,950)	-
Proceeds from issuance of common stock and investor deposits	50,500,102	6,646,976
Payments of offering costs	(1,675,149)	(187,101)
Payments to redeem common stock	(1,561,201)	-
Distributions paid to common stockholders	(464,619)	(4,852)
Net cash provided by financing activities	79,220,259	20,540,844

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,912,589	2,177,600

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,677,373	200,815

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,589,962	$2,378,415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$756,783	$192,327

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to redeemable common stock	$214,642	$33,311
Distributions paid to common stockholders through common stock issuance pursuant to the distribution reinvestment plan	$1,967,325	$7,226
Increase in deferred commissions payable to Class S distributor	$2,400	$-
Increase in lease incentive obligation	$-	$535,500
Reinvested distributions to investment in Rich Uncles REIT I	$-	$2,885
Tax withholding on distributions	$62	$-
Purchase deposits applied to acquisition of real estate	$500,000	$-
Increase in share repurchases payable	$176,654	$8,315

See accompanying notes to the Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

RW Holdings NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., but changed its name on October 19, 2015 to Rich Uncles NNN REIT, Inc. and again on August 14, 2017 to RW Holdings NNN REIT, Inc. As of September 30, 2017, the Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing corporate properties located in the United States, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

The Company holds its investments in real property through special purpose wholly owned limited liability companies, which are wholly owned subsidiaries of Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owns a 99% partnership interest in, the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016, owns the remaining 1% partnership interest in the Operating Partnership and is the sole limited partner. Rich Uncles NNN LP, LLC is wholly owned by the Company. The Company had no significant operations prior to its purchase of real estate properties in June 2016.

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

On July 15, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of $100,000,000 of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering” and, together with the Primary Offering, the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016 and in July 20, 2016, the Company began offering shares to the public. Pursuant to its securities offering registered with the SEC, the Company sells shares of its Class C common stock directly to investors at a purchase price of $10.00 per share, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

On August 11, 2017, the Company began offering up to 100,000,000 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offering, the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.

Through September 30, 2017, the Company had sold 7,739,712 shares of “Class C” common stock in the Registered Offering, including 209,232 shares of Class C common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $77,397,120, and 3,000 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $30,000.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include certain information and footnote disclosures required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the financial position and the results for the interim period presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership, and directly wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Immaterial Correction

During 2017, the Company identified an immaterial misstatement within the statement of cash flows for the nine months ended September 30, 2016 related to the classification of cash received and reported as investor deposits which understated the net cash used in operating activities and understated net cash provided by financing activities by $485,494. Staff Accounting Bulletin: No. 99 – Materiality was used to evaluate the impact of the misstatement. The misstatement was corrected in the statement of cash flows for the nine months ended September 30, 2016 presented herein. Net cash used in operating activities for the nine months ended September 30, 2016 was previously reported as $47,250 as compared to $532,744. Net cash provided by financing activities for the nine months ended September 30, 2016 was increased by $485,494 to $20,540,844. These amounts also include the impact of the early adoption of ASU 2016-18 related to the presentation of changes in restricted cash in the statement of cash flows as described in Note 2 “New Accounting Standards Issued and Adopted”.

The Company will reflect the correction relating to the classification of the investor deposit liabilities of an additional amount of $97,000 for the three months ended December 31, 2016 in the Company’s annual report on Form 10-K.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Other Comprehensive Income

For all periods presented, other comprehensive income (loss) is the same as net income (loss).

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate mortgage notes payable. The Company records these derivative instruments at fair value in the accompanying Condensed Consolidated Balance Sheets. The Company’s mortgage derivative instruments have not been designated as effective hedges and therefore the changes in fair value are recorded as gain or loss on derivative instruments in the accompanying Consolidated Statement of Operations.

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

September 30, 2017

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2016, and the standard was applied retrospectively for all periods presented. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the Consolidated Statement of Cash Flows. Therefore, $390,672 of restricted cash at September 30, 2016 has been included as cash, cash equivalents and restricted cash on the September 30, 2016 statement of cash flows and not as a component of net cash provided by financing activities.

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

September 30, 2017

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

NOTE 3. REAL PROPERTY

As of September 30, 2017, the Company’s real estate portfolio consisted of sixteen properties in eight states consisting of eight retail, six office and two industrial properties. The following table provides summary information regarding the Company’s real estate as of September 30, 2017:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investsment in Real Estate Property, Net
Accredo	Orlando, FL	6/15/2016	Office	$9,850,052	$1,053,637	$(637,856)	$10,265,833
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(423,613)	4,429,758
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(35,213)	1,362,901
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(45,065)	1,639,364
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(33,834)	1,272,756
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(32,439)	1,253,596
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(33,292)	1,180,437
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(32,347)	1,156,147
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(388,373)	9,215,407
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(424,141)	13,300,049
exp US Services	Maitland, FL	3/27/2017	Office	5,920,121	388,248	(117,617)	6,190,752
Harley	Bedford, TX	4/13/2017	Retail	13,178,286	-	(140,939)	13,037,347
Wyndham	Summerlin, NV	6/22/2017	Office	9,447,270	669,232	(84,742)	10,031,760
Williams Sonoma	Summerlin, NV	6/22/2017	Office	7,517,050	550,486	(71,732)	7,995,804
Omnicare	Richmond, VA	7/20/2017	Industrial	7,042,928	281,442	(47,905)	7,276,465
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,612	463,489	(22,047)	6,402,054
				$91,254,758	$7,326,827	$(2,571,155)	$96,010,430

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

Current Acquisitions

During the nine months ended September 30, 2017, the Company acquired the following properties, not including the Company’s investment in a tenant-in-common (“TIC”) ownership interest in the Fujifilm Santa Clara, CA property (“Fujifilm”) see Note 4:

Property	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease	Below-Market Lease	Total
Northrop Grumman	3/7/2017	$1,191,024	$11,191,967	$1,341,199	$-	$-	$13,724,190
exp US Services	3/27/2017	785,801	5,134,320	388,248	616,486	-	6,924,855
Harley	4/13/2017	1,145,196	12,033,090	-	-	-	13,178,286
Wyndham	6/22/2017	4,144,069	5,303,201	669,232	-	-	10,116,502
Williams Sonoma	6/22/2017	3,546,744	3,478,337	550,486	-	(364,555)	7,211,012
Omnicare	7/20/2017	800,772	6,242,156	281,442	-	-	7,324,370
EMCOR	8/29/2017	427,591	5,533,021	463,489	-	(285,563)	6,138,538
		$12,041,197	$48,916,092	$3,694,096	$616,486	$(650,118)	$64,617,753

Purchase price	$64,617,753
Purchase deposits applied	(500,000)
Acquisition fees to affiliates	(1,872,056)
Cash paid for acquisition of real estate investments	$62,245,697

The purchase price allocations reflected in the accompanying unaudited Condensed Consolidated Financial Statements is based upon estimates and assumptions that are subject to change that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities). The noncancellable lease terms of the properties acquired during the nine months ended September 30, 2017 are as follows:

Property	Lease Expiration
Northrop Grumman	5/31/2021
exp US Services	11/30/2026
Harley	4/12/2042
Wyndham	2/28/2025
Williams Sonoma	10/31/2022
Omnicare	5/31/2031
EMCOR	2/28/2037

The Company recorded these acquisitions as asset acquisitions and capitalized $513,398 and $2,236,649 of acquisition fees and costs for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2017, the Company recognized $1,569,346 and $2,635,398, respectively, of total revenue related to these properties.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

Operating Leases

As of September 30, 2017, our portfolio’s asset concentration (greater than 10% of total assets) was as follows:

Property and Location	Net Carrying Value	Percentage of Total Assets
Northrop Grumman, FL	$13,300,049	10.79%
Harley, TX	$13,037,347	10.58%

At September 30, 2017 and December 31, 2016, tenant receivables included $650,723 and $29,975, respectively, of straight-line rent.

As of September 30, 2017, the future minimum contractual rent payments due under the Company’s operating leases are as follows:

October 1, 2017 through December 31, 2017	$1,754,045
2018	7,748,156
2019	7,921,668
2020	7,952,063
2021	6,644,366
2022	5,658,981
Thereafter	24,676,720
$62,355,999

Revenue Concentration

For the nine months ended September 30, 2017, our portfolio’s revenue concentration (greater than 10% total revenue) was as follows:

Property and Location	Revenue	Percentage of Total Revenue
Accredo, FL	$820,420	16.72%
Northrop Grumman, FL	$793,245	16.17%
Harley, TX	$646,331	13.17%
Dana, TX	$686,399	13.99%

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

As of September 30, 2017, our portfolio’s tenant concentration (greater than 10% of annualized base rent) was as follows:

Property and Location	Effective Annualized Base Rent*	Percentage of Annualized Base Rent
Accredo, FL	$899,010	11.95%
Northrop Grumman, FL	$1,162,274	15.45%
Harley, TX	$900,000	11.96%
Wyndham, NV	$798,827	10.62%

*Effective Annualized Base Rent is calculated based on the monthly base rent at September 30, 2017 for twelve months.

As of September 30, 2017, no other tenant accounted for more than 10% of annualized base rent.

Intangibles

As of September 30, 2017, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$7,326,827	$783,114	$(801,727)
Accumulated amortization	(895,211)	(77,560)	38,055
Net amount	$6,431,616	$705,554	$(763,672)

Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
October 1, 2017 through December 31, 2017	$290,635	$24,261	$(26,047)
2018	1,162,541	97,045	(104,190)
2019	1,162,541	97,045	(104,190)
2020	1,162,541	97,045	(104,190)
2021	746,281	78,994	(104,190)
2022	472,808	63,719	(84,499)
Thereafter	1,434,269	247,445	(236,366)
	$6,431,616	$705,554	$(763,672)
Weighted-Average Remaining Amortization Period	7.41 years	8.21 years	10.70 years

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investment in unconsolidated entities is as follows:

	September 30, 2017	December 31, 2016
Rich Uncles Real Estate Investment Trust I ("REIT I")	$3,487,639	$3,523,809
RU Martin Street Santa Clara ("TIC") (1)	11,168,667	-
	$14,656,306	$3,523,809

(1) The Company’s investment in unconsolidated entities includes $626,073 of acquisition fees to affiliates.

REIT I

The Company’s investment in REIT I represented an approximate 4.38% and 4.39% ownership interest as of September 30, 2017 and December 31, 2016, respectively. Through March 31, 2017, the Company had recorded its share of equity in the earnings (losses) of REIT I based on estimates of REIT I’s results of operations. In July 2017, REIT I’s financial statements for the year ended December 31, 2016 were prepared and audited. The Company’s equity in earnings (losses) of REIT I for the year ended December 31, 2016 should have been equity in earnings of $30,038 rather than equity in losses of $79,271 which was recorded. The Company’s equity pick up for the three months ended March 31, 2017 should have been equity in earnings of $18,813 rather than the equity in earnings of $7,957 which was recorded. For the three months ended September 30, 2017, the Company recorded equity in earnings from REIT I of $688. For the nine months ended September 30, 2017, the Company recorded equity in earnings from REIT I of $168,043, which included $109,309 related to periods prior to January 1, 2017 as described above.

The following is summarized financial information for REIT I:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total revenue	$3,277,854	$1,917,889	$9,512,071	$4,163,249
Net income (loss)	$10,468	$(120,874)	$1,342,330	$(2,521,867)

TIC

On September 28, 2017, the Company acquired a 72.71% TIC interest in the Fujifilm property. The remaining 27.29% undivided interest in the Fujifilm property is held by Hagg Lane II, LLC (23.37%) and Hagg Lane III, LLC (3.92%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor. The Fujifilm property does not qualify as a VIE and consolidation is not required as the Company does not control the TIC. Therefore, the Company accounts for its interest in the TIC using the equity method. The Company receives 72.71% of the cash flow distributions and recognizes 72.71% of the results of operations.

At September 30, 2017, Fujifilm had real estate assets of $29,625,072, total assets of $29,988,240, mortgage note payable of $14,500,000 and total liabilities of $14,311,258. The equity pick-up (72.71% of net income) for three days during the period ended September 30, 2017 was immaterial and therefore not recorded.

The Company’s equity in earnings in unconsolidated entities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
REIT I	$688	$(4,300)	$168,043	$(4,300)
TIC	-	-	-	-
	$688	$(4,300)	$168,043	$(4,300)

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

NOTE 5. DEBT

Mortgage Notes Payable

As of September 30, 2017, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Loan Costs, net	Net Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreens properties	$7,167,501	$(133,762)	$7,033,739	3.95%	3.95%	7/1/2021
Dana property	4,728,857	(131,129)	4,597,728	4.56%	4.56%	4/1/2023
Six Dollar General properties (2)	3,962,211	(162,403)	3,799,808	4.69%	4.69%	4/1/2022
Wyndham property (3)	5,945,400	(112,374)	5,833,026	One-month LIBOR + 2.05%	4.34%	6/5/2027
Williams Sonoma property (3)	4,719,600	(90,057)	4,629,543	One-month LIBOR + 2.05%	4.05%	6/5/2022
Omnicare property	4,440,000	(174,480)	4,265,520	4.36%	4.36%	6/1/2022
Harley property	7,010,000	(207,598)	6,802,402	4.25%	4.25%	9/1/2024
Northrop Grumman property	5,978,965	(234,763)	5,744,202	4.40%	4.40%	3/2/2021
	$43,952,534	$(1,246,566)	$42,705,968

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of September 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2017 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see Note 6.

(2)	For the three and nine-months ended September 30, 2017, the loan was cross-collateralized with all six Dollar General properties owned by the Company and one Dollar General property owned by REIT I. As of September 30, 2017, the deeds of trust for the Company’s six Dollar General properties and the deed of trust for the REIT I Dollar General property contained cross-collateralization and cross default provisions. At September 30, 2017, the outstanding principal balance of the loan on REIT I’s one Dollar General property was $634,046. The cross-collateralization was removed on October 13, 2017.

(3)	The loans on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the loans is an event of default under the terms of both loans. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.

Unsecured Credit Facility

On June 7, 2016, the Operating Partnership (“Borrower”) entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). Pursuant to the Unsecured Credit Agreement, the Borrower has a $12,000,000 unsecured credit facility with an interest rate equal to 1% over an independent index, that is the highest rate on corporate loans posted by at least 75% of the thirty (30) largest banks in the United States, known as The Wall Street Journal Prime Rate, as published in the Wall Street Journal. Payments under the Unsecured Credit Agreement are interest only and are due on the 15th day of each month. The Unsecured Credit Agreement initially had a maturity date of June 15, 2017. On May 12, 2017, the maturity date of the Unsecured Credit Agreement was extended to October 28, 2017. On October 4, 2017, the maturity date of the unsecured credit agreement was extended to January 26, 2018. The effective interest rate for borrowings under the Unsecured Credit Agreement during the nine months ended September 30, 2017 was 5.12%.

The Unsecured Credit Agreement is guaranteed in the amount of $12,000,000 by the Company, Rich Uncles NNN LP, LLC, Harold Hofer, Howard Makler and Ray Wirta and trusts affiliated with the aforementioned individuals. The guarantees are to be released once the Company has book equity of $60,000,000.

We are negotiating the extension of the maturity date of the Unsecured Credit Agreement and we expect to complete this process prior to its current January 26, 2018 maturity date.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

All Debt Agreements

Pursuant to the terms of the mortgage notes payable and the Unsecured Credit Agreement, the Company and/or the Operating Partnership are subject to certain financial loan covenants. The Company and/or the Operating Partnership was in compliance with all financial covenants of these loan agreement as of September 30, 2017.

The following summarizes the future principal repayment of the Company’s mortgage notes payable and unsecured credit facility as of September 30, 2017:

	Mortgage Note Payable	Unsecured Credit Facility	Total
Remaining 2017	$190,909	$7,119,739	$7,310,648
2018	$793,487	-	793,487
2019	$828,346	-	828,346
2020	$861,835	-	861,835
2021	$7,452,683	-	7,452,683
2022	$13,789,779	-	13,789,779
2023	$20,035,495	-	20,035,495
Total Principal	43,952,534	7,119,739	51,072,273
Deferred financing costs, net	(1,246,566)	-	(1,246,566)
Total Principal	$42,705,968	$7,119,739	$49,825,707

The following is a reconciliation of the components of interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Mortgage notes payable
Interest expense (1)	$401,174	$48,153	$667,011	$58,742
Amortization of deferred financing costs	53,141	8,689	88,526	9,845
Unrealized loss (gain) on interest rate swaps (see Note 6)	(4,627)	-	100,006	-
Unsecured credit facility
Interest expense	81,594	115,707	224,626	144,582
Amortization of deferred financing costs	-	762	1,118	792
Forfeited loan fee	10,000	960	30,000	960
Total interest expense	$541,282	$174,271	$1,111,287	$214,921

(1)	Includes $20,831 for the three and nine months ended September 30, 2017, respectively, of monthly payments to settle the Company’s interest rate swaps. Accrued interest payable of $7,172 at September 30, 2017 represented the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through September 30, 2017. The Company had no swap agreements as of September 30, 2016.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

NOTE 6. INTEREST RATE SWAP DERIVATIVES

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

During June 2017, the Company (or wholly owned limited liability company subsidiaries) entered into interest rate swap agreements with amortizing notional amounts relating to two of its mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	September 30, 2017
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate as of 6/30/2016	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	2	$10,665,000	One-month LIBOR + applicable spread/Fixed at 4.05%-4.34%	4.21%	7.5 years

(i)	The notional amount of the Company’s swaps decrease each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amount (outstanding principal balance at the maturity date) as of September 30, 2017 was $9,083,700.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the Condensed Consolidated Balance Sheets as of September 30, 2017.

		September 30, 2017
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value
Interest Rate Swaps	Liability – Interest rate swap derivatives, at fair value	2	$(100,006)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying Condensed Consolidated Statements of Operations. None of the Company’s derivatives at September 30, 2017 were designated as hedging instruments; therefore the net realized loss recognized on interest rate swaps of $100,006 was recorded as an increase in interest expense for both the three and nine months ended September 30, 2017.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

NOTE 7. FAIR VALUE DISCLOSURES

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

Derivative Instruments: The Company’s derivative instruments are presented at fair value in the accompanying Condensed Consolidated Balance Sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of September 30, 2017 and December 31, 2016:

September 30, 2017			December 31, 2016
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$43,952,534	$42,705,968	$44,152,390	$7,266,145	$7,113,701	$7,266,145

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of September 30, 2017 and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

During the nine months ended September 30, 2017, the Company measured the following assets and liabilities at fair value (in thousands):

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$100,006	$-	$100,006	$-

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for Rich Uncles REIT I. During the nine months ended September 30, 2017 and 2016, no other business transactions occurred between the Company and Rich Uncles REIT I, other than described below or elsewhere herein, and those relating to the Company’s investment in Rich Uncles REIT I.

Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three months ended	Nine months ended			Three months ended	Nine months ended
	September 30, 2017		September 30, 2017		September 30, 2016		December 31, 2016
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed
Acquisition fees	$-	$-	$-	$-	$-	$474,121	$-	$-
Asset management fees (2)	264,927	573,081	-	483,135	46,575	54,141	-	29,577
Property management fees	6,996	7,618	-	7,617	-	-	-	-
Expense reimbursements from Sponsor (1)	(584,230)	(1,945,160)	22,451	-	(434,332)	(434,332)	79,862	-
Waiver of asset management fees (2)	(42,485)	(119,524)	-	-	(11,798)	(11,798)	-	-
Capitalized
Acquisition fees	1,014,559	2,498,129	-	-	-	-	-	274,200
Financing fees	174,500	261,950	-	-	-	-	-	-
Additional paid-in-capital
Reimbursable organizational and offering expenses (3)	453,377	1,591,498	4,005	-	187,101	187,101	-	79,645
Other
Costs reimbursable from Rich Uncles REIT I (4)	-	-	-	-	-	-	28,571	-
Due to Rich Uncles REIT I (5)	17,269	17,269	-	17,269	-	-	-	-
Payable to TIC (6)	363,168	363,168	-	363,168	-	-	-	-
			$26,456	$871,189			$108,433	$383,422

* Property management fees are presented as property operating expenses.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

(1)	The Company records payroll costs related to Company employees that answer questions from prospective shareholders. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. The receivable related to this is reflected in “Due from affiliates” in the Condensed Consolidated Balance Sheets.

(2)	To the extent the Advisor elects, in its sole discretion to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three and nine months ended September 30, 2017, the Advisor waived $42,485 and $119,524, respectively, of asset management fees, which are not subject to future recoupment by the Advisor. The Advisor waived $11,798 of asset management fees for the three and nine months ended September 30, 2016.

(3)	As of September 30, 2017, the Sponsor had incurred $5,844,047 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.

(4)	The Company incurred $28,571 of costs in conjunction with due diligence for a property acquisition which is owed to the Company from Rich Uncles REIT I as of December 31, 2016 and reflected in “Due from affiliates in the Condensed Consolidated Balance Sheets.

(5)	The Company incurred $17,269 for the nine months ended September 30, 2017 of interest on its unsecured credit facility. This amount was the result of a bank error. The monthly interest payment that was due on the unsecured credit facility was withdrawn from REIT I’s bank account rather than from the Company’s bank account.

(6)	After closing the acquisition of the Fujifilm property, the Company received $363,168 from the title company. These proceeds represent cash received by the title company in excess of the amounts needed to acquire the property. At September 30, 2017, these proceeds are payable to the TIC which owns the property.

Organizational and Offering Expenses

Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined by the Sponsor) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross offering proceeds. As of September 30, 2017, the Sponsor has incurred organizational and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future shareholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of September 30, 2017, the Company has reimbursed the Sponsor $2,332,819 in organizational and offering expenses of which $4,005 was receivable as of September 30, 2017 and is included in “Due from affiliates” in the Condensed Consolidated Balance Sheet. The Company’s maximum liability for organizational and offering costs through September 30, 2017 was $2,328,814

Investor relations payroll expense reimbursement from Sponsor

The Company employs investor personnel that answer inquiries from potential investors regarding the Company and/or its the Registered Offering. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses. The total amount of such payroll expense reimbursements was $584,230 and $1,945,160 for the three and nine months ended September 30, 2017.

Acquisition Fees

The Company shall pay the Advisor a fee in an amount equal to 3.0% of the Company’s contract purchase price of its properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable, and shall not exceed 6.0% of the contract price of the property.  However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. Acquisition fees incurred during the three and nine months ended September 30, 2017 were $1,014,559 and $2,498,129.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

Asset Management Fee

The Company shall pay to the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the Company’s total investment value, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the three and nine months ended September 30, 2017 were $264,927 and 573,081, respectively, of which $42,485 and $119,524, respectively, was waived. Asset Management Fees payable at September 30, 2017 were $483,135.

Financing Coordination Fee

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company shall pay to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. Financing coordination fees incurred during the three and nine months ended September 30, 2017 were $174,500 and $261,950, respectively.

Property Management Fees

If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company shall pay to the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. For the three and nine months ended September 30, 2017, Property Management Fees were $6,996 and $7,617. There were no property management fees incurred during the three and nine months ended September 30, 2016.

Disposition Fees

For substantial assistance in connection with the sale of properties, the Company shall pay to its Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our Advisor or its affiliates, the disposition fees paid to our Advisor, our Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three and nine months ended September 30, 2017 nor 2016.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

Leasing Commission Fees

If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of the property or properties to unaffiliated third parties, then the Company shall pay to the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. To the extent that an unaffiliated real estate broker assists in such leasing services, any compensation paid by the Company to the Advisor or any of its affiliates will be reduced by the amount paid to such unaffiliated real estate broker. There were no leasing commission fees incurred during the three and nine months ended September 30, 2017 nor 2016.

Other Operating Expense Reimbursement

Pursuant to the Company’s charter, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (2%/25% Limitation). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company’s conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including Asset Management Fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.

Operating expense reimbursements for the four fiscal quarters ended September 30, 2017 exceeded the 2%/25% Limitation. The Company’s conflicts committee approved the operating expenses above the 2%/25% Limitation, as they determined that the relationship of the Company’s operating expenses to average invested assets were justified for the four fiscal quarters ended September 30, 2017 given the costs of operating as a public company and the early stage of the Company’s operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

September 30, 2017

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

Tenant Improvements

Pursuant to lease agreements, the Company has an obligation to pay for $1,738,136 in site and tenant improvements to be incurred at September 30, 2017. At September 30, 2017, the Company had $931,697 of restricted cash held to fund the improvements.

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

The SEC is conducting an investigation related to the advertising and sale of securities by the Company in connection with the Registered Offering. The investigation is a non-public fact-finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain affiliates have received and responded to subpoenas from the SEC requesting documents and other information related to the Company and the Registered Offering. The SEC’s investigation is ongoing. The Company has cooperated and intends to continue to cooperate with the SEC in this matter. The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the Condensed Consolidated Financial Statements are issued.

Unsecured Credit Facility

On October 25, 2017, the $7,119,739 outstanding balance of the Unsecured Credit Facility was repaid.

Distributions

On October 11, 2017, the Company’s board of directors declared distributions based on daily record dates for the period September 1, 2017 through September 30, 2017 at a rate of $0.0019444 per share per day, or $426,429, on the outstanding shares of the Company’s common stock, which the Company paid on October 11, 2017. Of the $426,429 distribution, $343,491 was reinvested through the Company’s dividend reinvestment plans.

On November 10, 2017, the Company’s board of directors declared distributions based on daily record dates for the period October 1, 2017 through October 31, 2017 at a rate of $0.0018817 per share per day, or $457,963, on the outstanding shares of the Company’s common stock, which the Company paid on November 10, 2017. Of the $457,963 distribution, $371,072 was reinvested through the Company’s dividend reinvestment plans.

Offering Status

Through November 10, 2017, the Company had sold 8,147,894 shares of common stock in the Registered Offering, for aggregate gross offering proceeds of $81,478,943, including 280,757 shares of Class C common stock sold under its Registered DRP Offering for aggregate gross offering proceeds of $2,807,575, and 3,000 shares of common stock in the Class S offering for aggregate offering proceeds of $30,000 including 35 shares of common stock under its Class S dividend reinvestment plan.

Redeemable common stock

For the period from October 1, 2017 through November 10, 2017, the Company redeemed 41,630 shares of Class C common stock for $416,300.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.
•	We may not be able to attain profitability.
•	Cash for distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements to our Sponsor or fees paid to our Advisor.
•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	Our business, financial condition and results of operations may be adversely affected by an ongoing investigation by the U.S. Securities and Exchange Commission (“SEC”).
•	We are dependent upon our Advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

The forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Item IA of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subject to certain restrictions and limitations, our business is externally managed by our advisor, Rich Uncles NNN REIT Operator, LLC (our “Advisor”), a limited liability company wholly owned by our sponsor, Rich Uncles LLC (our “Sponsor”), pursuant to the Amended and Restated Advisory Agreement between us, our Advisor and our Sponsor (the “Advisory Agreement”). Our Advisor manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 8 to the Condensed Consolidated Financial Statements.

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

On July 15, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of 90 million in shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of 10,000,000 shares of common stock pursuant to our distribution reinvestment plan (the “Registered DRP Offering” and together with the Primary Offering, the “Registered Offering”). The SEC declared our registration effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016 at an initial offering price of $10.00 per shares. On August 11, 2017, our Board of Directors approved amendments to our charter to rename and redesignate our common stock as “Class C” common stock, which we will offer and sell in the Registered Offering. Commencing in August 2017, we began selling shares of our Class C common stock in the Registered Offering only to U.S. Persons as defined under Rule 903 promulgated under the Securities Act of 1933 (the “Securities Act”). We do not retain a broker-dealer to offer our shares of Class C common stock. Rather, we offer these shares directly to the public.

Also on August 11, 2017, our Board of Directors approved amendments to our charter to reclassify and designate a portion of the shares of common stock as “Class S” common stock. This reclassification of the Company’s common stock is intended to facilitate an offering by us of up to 100,000,000 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offering, the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.

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

As of September 30, 2017, the Company owned (i) 16 properties in 8 states consisting of retail, office and industrial properties, (ii) an approximate 4.38% interest in an affiliated REIT, and (iii) a 72.2% interest in a tenant-in-common entity that owns an office property. The net book value of these investments at September 30, 2017 was $110,666,736.

The Company

We are a publicly registered, non-exchange traded company dedicated to providing stockholders with dependable monthly distributions. The Company believes it is qualified and operates as a real estate investment trust, or REIT, which requires it to annually distribute at least 90% of its taxable income (excluding net capital gains) in the form of distributions to its stockholders. The Company’s monthly distributions are supported by the cash flow generated from real estate owned under long-term, net lease agreements with local, regional, and national commercial tenants and, to some extent, the waiver or deferral of asset management fees by our Sponsor and offering proceeds. See “Distributions” below.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At November 13, 2017, we have a diversified portfolio that is wholly owned. This wholly-owned portfolio is:

•	Composed of sixteen properties, of which eight properties are retail properties that represent 31.06% of the portfolio, six properties are office properties that represent 52.84% of the portfolio, and two properties are industrial properties that represent 16.10% of the portfolio (expressed as a percentage of annualized rental revenue);

•	Fully leased with an occupancy rate of 100.0%;

•	Leased to eleven different commercial tenants doing business in nine separate industries;

•	Located in ten states;

•	Composed of approximately 556,844 square feet of aggregate leasable space; with an average leasable space per property of approximately 34,803 square feet; approximately 23,410 square feet per retail property, approximately 45,383 square feet per office property, and 48,633 square feet per industrial property; and

•	Subject to a balance of outstanding debt of approximately $49.8 million.

Of the sixteen properties in the wholly-owned portfolio, all, or 100.0%, are single-tenant properties. At November 13, 2017, all sixteen properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant but including below market lease renewals) of approximately 9.8 years, based on annualized rental income.

We also have invested in a 72.71% TIC interest in a 91,740 square foot office property located in Santa Clara, CA.

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

At September 30, 2017, the outstanding principal balance of the Company’s mortgage notes payable was $43,952,534 and the Company’s outstanding balance on the Company’s unsecured credit facility with Pacific Mercantile Bank was $7,119,739. This unsecured credit agreement initially had a maturity date of June 15, 2017. On May 12, 2017, the maturity date of the unsecured credit agreement was extended to October 28, 2017. On October 4, 2017, the maturity date of the unsecured credit agreement was extended to January 26, 2018.  We are negotiating the extension of the maturity date of the unsecured credit agreement and we expect to complete this process prior to its current January 26, 2018 maturity date. See Note 5 to the Condensed Consolidated Financial Statements for additional information regarding our outstanding indebtedness. The Company’s pro rata share (4.38%) of REIT I’s mortgage notes payable was $2,807,401 at September 30, 2017. The Company’s pro rata share (72.71%) of the TIC’s mortgage note payable was $10,542,950 at September 30, 2017.

Portfolio Information

Our wholly owned real estate investments were as follows:

	As of
	September 30, 2017	December 31, 2016	September 30, 2016
Number of Properties:
Retail	8	7	1
Office	6	1	1
Industrial	2	1	-
Total	16	9	2

Leasable Square Feet:
Retail	187,283	68,443	15,120
Office	272,296	63,000	63,000
Industrial	97,265	45,465	-
Total	556,844	176,908	78,120

Our 72.71% interest in a tenant-in-common entity owns a 91,740 square feet of office property which is not included in the table above.

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30:

	2017	2016
Net cash provided by (used in) operating activities	$2,546,372	$(532,744)
Net cash used in investing activities	$(75,854,042)	$(17,830,500)
Net cash provided by financing activities	$79,220,259	$20,540,844

Cash Flows from Operating Activities

As of September 30, 2017, we owned sixteen properties and an investment in an affiliated REIT and a 72.71% interest in a TIC. During the nine months ended September 30, 2017, net cash provided by operating activities was $2,546,372. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments.

As of September 30, 2016, we owned two properties and an investment in an affiliated REIT. During the nine months ended September 30, 2016, net cash used in operating activities was $532,744.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities

Net cash used in investing activities was $75,854,042 for the nine months ended September 30, 2017 and primarily consisted of the following:

•	$62,245,697 for the acquisition of seven properties;
•	$685,161 for additions to real estate investments;
•	$2,772,329 for payment of acquisition fees to affiliate;
•	$28,571 payments received due from affiliate;
•	$363,168 proceeds from acquisition closing payable to unconsolidated entity;
•	$10,542,594 for a TIC investment in a property located in Santa Clara, CA; and
•	$363,168 proceeds from acquisition closing of the Fujifilm property payable to TIC.

Net cash used in investing activities was $17,830,500 for the nine months ended September 30, 2016 and primarily consisted of the following:

•	$15,730,500 for the acquisition of two properties;
•	$2,000,000 for investment in Rich Uncles REIT I; and
•	$100,000 for refundable purchase deposits and other acquisition costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $79,220,259 for the nine months ended September 30, 2017 and primarily consisted of the following:

•	$43,390,000 from borrowings from our unsecured credit facility and payments on our unsecured credit facility of $46,428,064;
•	$50,500,102 of proceeds from issuance of common stock and investor deposits offset by payments of offering costs of $1,675,149;
•	Proceeds from mortgage notes payable of $36,904,988, offset by principal payments of $218,599 and deferred financing costs and fees of $1,182,649;
•	$1,561,201 used to repurchase shares of common stock under the share repurchase plan; and
•	$464,619 of cash distributions ($2,432,006 of total distributions of which $1,967,325 was reinvested through the Company’s dividend reinvestment programs and $62 was tax withholding).

Net cash provided by financing activities was $20,540,844 for the nine months ended September 30, 2016 and primarily consisted of the following:

•	$11,000,000 from borrowings from our unsecured credit facility offset by $4,036,500 principal payments;
•	Proceeds from mortgage notes payable of $7,319,700 offset by $21,316 principal payments and deferred financing costs of $176,063; and
•	$6,646,976 of proceeds from issuance of common stock and investor deposits offset by payments of offering costs of $187,101.

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

Results of Operations

Our results of operations through September 30, 2017 are not indicative of those expected in future periods as we are continuing to raise capital through the Offerings and acquire additional properties.

The Company owned nine properties and an approximate 4.36% interest in an affiliated REIT at December 31, 2016. The Company acquired seven additional properties in 2017 with two of those within the three months ended September 30, 2017. In addition the Company acquired a 72.71% interest in a TIC during the three months ended September 30, 2017. We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates to each increase in future periods as a result of owning the seven properties acquired in 2017 for an entire period and anticipated future acquisitions of real estate investments. The Company expects that its equity in earnings from unconsolidated entities will increase in future periods as a result of the TIC investment that was made during September 2017.

Comparison of the Three and Nine months ended September 30, 2017 to the Three and Nine months ended September 30, 2016

The increases in rental income, tenant recoveries, general and administrative expenses, depreciation and amortization, interest expense and property expense from the applicable prior-year periods were primarily due to properties acquired after September 30, 2016.

Rental Income

Rental income for the three and nine months ended September 30, 2017 was $1,926,722 and $3,990,317, respectively, and $286,576 and $328,041 for the three and nine months ended September 30, 2016, respectively. The annualized rental income of the properties owned as of September 30, 2017 was $7,523,748.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant Recoveries

Tenant recoveries were $389,784 and $915,431 for the three and nine months ended September 30, 2017, respectively, and $72,968 for the three and nine months ended September 30, 2016. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Fees to Affiliate

Expensed acquisition fees and management fees to affiliate for the three and nine months ended September 30, 2017 were $264,927 and $573,081, respectively, and $46,575 and $528,262 for the three and nine months ended September 30, 2016, respectively. Upon adopting ASU 2017-01 on October 1, 2016, acquisition fees have been capitalized as the Company’s investments have represented asset acquisitions. Therefore, the 2017 acquisition fees totaling $1,014,559 and $2,498,129 were capitalized for the three and nine months ended September 30, 2017, respectively.

The asset management fees are equal to 1.2% per annum of the Company’s total investment value. Of the asset management fees, $42,485 and $119,524 of such fees were waived for the three and nine months ended September 30, 2017, respectively, and $11,798 for the three and nine months ended September 30, 2016. Therefore, the September 2017 asset management fee of $94,986 was paid. In previous months, 75% of the monthly asset management fee had been deferred and 25% had been waived. As of September 30, 2017, the cumulative amount of deferred asset management fees was $483,135.

There were no disposition fees to affiliate in the three and nine months ended September 30, 2017 or 2016.

Property management fees to affiliates for the three and nine months ended September 30, 2017 were $6,996 and $7,617, respectively. There were no property management fees to affiliate in the three and nine months ended September 30, 2016.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2017 were $904,818 and $2,922,840 respectively and for the three and nine months ended September 30, 2016 were $584,488 and $590,867, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2017 was $921,692 and $2,077,970, respectively, and for the three and nine months ended September 30, 2016, was $204,743 and $238,232, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017 was $541,282 and $1,111,287, respectively and for the three and nine months ended September 30, 2016 was $174,271 and $214,921, respectively. See Note 5 for the detail of the components of interest expense.

Property Expenses

Property expenses for the three and nine months ended September 30, 2017 were $413,161 and $968,902, respectively, and for the three and nine months ended September 30, 2016, were $91,541. These expenses primarily relate to property taxes, insurance and repairs and maintenance expenses.

Other Income

Interest income for the three and nine months ended September 30, 2017 was $2,988 and $3,875, respectively. Interest income for the three and nine months ended September 30, 2016 was $619.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Equity in earnings from unconsolidated entities for the three and nine months ended September 30, 2017 was $688 and $168,043, respectively. This represents the Company’s 4.38% interest in the operations of Rich Uncles REIT I and includes the recognition of certain amounts related to previous periods as described in Note 2. See Note 2. Equity in loss from Rich Uncles REIT 1 for the three and nine months ended September 30, 2016 was $4,300. The TIC was formed on September 28, 2017 and the results of operations for the three months ended September 30, 2017 were immaterial.

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

As of September 30, 2017, the Company had not incurred any organizational and offering costs related to the Offering as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offering are not recorded in our financial statements as of September 30, 2017 other than to the extent of 3% of the gross offering proceeds. As of September 30, 2017, the Sponsor had incurred $5,844,047 of organizational and offering costs on behalf of the Company and the Company has reimbursed the Sponsor $2,332,819 in organizational and offering expenses of which $4,005 was receivable as of September 30, 2017 and is included in “Due from Affiliates” in the Condensed Consolidated Balance Sheet. The Company’s maximum liability for organizational and offering costs through September 30, 2017 was $2,328,814.

See Note 8 to the Condensed Consolidated Financial Statements for additional information.

Distributions

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we way not pay distributions from operations. In these cases, distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Historically, the sources of cash used to pay our distributions have been from net rental income received and the waiver and deferral of management fees. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of advisor asset management fees. In that event, we may expand the sources of cash used to fund our stockholder distributions to include proceeds for the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we able to negotiate a reduced purchase price. During the quarter ended September 30, 2017, $288,370 of offering proceeds was used to fund a portion of stockholder distributions, including the distribution for the period September 1, 2017 through September 30, 2017 which were paid on October 10, 2017, and $127,455 of asset management fees were deferred and $42,485 of asset management fees were waived.

Distributions declared, distributions paid and cash flow used in operations were as follows:

					Cash flows
		Total			provided by
	Total	distributions			(used in)
	distributions	declared per	Distributions paid		Operating
Period	declared	share	Cash	Reinvested	Activities
First Quarter 2016	$-	$-	$-	$-	$(91)
Second Quarter 2016	-	-	-	-	56,531
Third Quarter 2016	12,078	0.175	4,852	7,226	(589,184	)(2)
Fourth Quarter 2016 (1)	159,083	0.175	41,313	117,770	(176,942	)(2)
First Quarter 2017	486,862	0.175	100,126	386,736	182,764
Second Quarter 2017	824,641	0.175	152,193	672,448	1,248,798
Third Quarter 2017	1,120,503	0.175	212,300	908,203	1,114,810
Totals	$2,603,167	$0.875	$510,784	$2,092,383	$1,836,686

(1)	Includes the reclassification of $37,554 of distributions received in the fourth quarter of 2016 from our investment in Rich Uncles REIT I as a result of retroactively adopting ASU 2016-15.

(2)	Updated for immaterial correction.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions are paid on a monthly basis. In general, distributions for record dates as of the end of a given month are paid on or about the 10th of the following month. Distributions were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
June 15 (date of purchase of first property)-30	$0.00180556	July 5, 2016	July 11, 2016
July 1-31	$0.00174731	August 10, 2016	August 11, 2016
August 1-31	$0.00174731	September 7, 2016	September 12, 2016
September 1-30	$0.00194440	October 7, 2016	October 11, 2016
October 1-31	$0.00188170	November 9, 2016	November 10, 2016
November 1-30	$0.00194440	December 12, 2016	December 12, 2016
December 1-31	$0.00188170	January 10, 2017	January 10, 2017
January 1-31	$0.00188170	February 10, 2017	February 10, 2017
February 1-28	$0.00208333	March 10, 2017	March 10, 2017
March 1-31	$0.00188170	April 10, 2017	April 10, 2017
April 1-30	$0.00194440	May 10, 2017	May 10, 2017
May 1-31	$0.00188170	June 10, 2017	June 10, 2017
June 1-30	$0.00194440	July 11, 2017	July 11, 2017
July 1-31	$0.00188170	August 10, 2017	August 10, 2017
August 1-31	$0.00188170	September 11, 2017	September 11, 2017
September 1-30	$0.00194440	October 10, 2017	October 10, 2017

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

Properties

As of September 30, 2017, we owned sixteen properties encompassing 556,844 rentable square feet in eight states, a 4.38% interest in an affiliated REIT and a 72.71% TIC interest in a 91,740 square foot office property located in Santa Clara, CA. We have been in the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and financing proceeds. More detail about our properties can be found in Note 3 to the Condensed Consolidated Financial Statements.

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

Election as a REIT

We elected to be taxed as a REIT for federal income tax purposes under the Code beginning with the taxable year ended December 31, 2016. We believe we will continue to qualify as a REIT. To qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

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

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. See Note 9 to the Condensed Consolidated Financial Statements for further detail.

Related-Party Transactions and Agreements

We have entered into an agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs. See Note 8 to the Condensed Consolidated Financial Statements and the Company’s 2016 Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events

Certain events occurred subsequent to September 30, 2017 through the filing date of this Quarterly Report on Form 10-Q. See Note 10 to the Condensed Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

As of September 30, 2017, the fair value of our mortgage notes payable was $44,152,390 and the outstanding principal balance was $43,952,534. The fair value estimate of our mortgage notes payable is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2017. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premium would result in changes in the fair value of variable rate instruments. As of September 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $10,665,000 of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $10,665,000 of our variable rate debt. Based on interest rates as of September 30, 2017, if interest rates were 100 basis points higher during the 12 months ended September 30, 2017, interest expense on our variable rate debt would increase by $106,650. As of September 30, 2017, one-month LIBOR was 1.23% and if this index was reduced to 0% during the 12 months ended September 30, 2017, interest expense on our variable rate debt would decrease by $131,180.

The weighted average interest rates of our fixed rate debt and variable rate debt as of September 30, 2017 was 3.26% and 4.21%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of September 30, 2017, were applicable.

PART I – FINANCIAL INFORMATION (continued)

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 because of material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 that had not been remediated as of September 30, 2017.

The Company corrected a misstatement in its statement of cash flows for the nine months ended September 30, 2016. Management concluded that the misstatement resulted from the same material weaknesses that were disclosed in Item 9A of our Annual Report on form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, material weaknesses in our internal control over financial reporting were identified as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016. The material weaknesses identified related to (1) the lack of sufficient qualified resources to be able to produce accurate and complete financial statements and disclosures in a timely manner and (2) lack of established processes relating to the preparation and review of analyses and reconciliations necessary to execute a timely financial close resulting in accurate financial information. Management and our Board of Directors, are committed to remediating the material weaknesses through hiring additional qualified resources, continued training of personnel, improving the structure and timeliness of our accounting close process and continuing to enhance our financial review controls. Accordingly, management has developed and is implementing its plan to remediate the deficiencies in internal control described in our Annual Report on Form 10-K. Management has completed an analysis of the Advisor’s accounting and financial reporting organization. As a result, additional positions have been created. In addition, in October 2017, a review and documentation of the financial close process began and a plan has been developed to test the design and implementation of key controls related to the financial close and related processes. We expect that the aforementioned remediation activities will be substantially completed by December 31, 2017.

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

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

The information disclosed under Legal Matters in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.      Risk Factors

There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

PART II – OTHER INFORMATION (continued)

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we issued 3,000 shares to the Company’s directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.

During the three months ended September 30, 2017, we also issued 3,000 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $30,000. Such issuances were made in reliance of an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

Use of Proceeds from Registered Securities

On June 1, 2016, our Registration Statement on Form S-11 (File No. 333-205684) (the “Registration Statement”), covering an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public in the primary offering was declared effective under the Securities Act. Pursuant to the Registration Statement, we also registered a maximum of 10,000,000 shares of common stock pursuant to our distribution reinvestment plan Registered DRP Offering. The shares of common stock covered by the Registration Statement were renamed and redesignated as Class C shares of common stock pursuant to amendments to the Company’s charter that became effective in August 2017.

The Registered Offering commenced on July 20, 2016 and will terminate on June 29, 2018. We expect to sell the shares of Class C common stock offered in the Registered Offering over this two-year period. We intend to continue to offer shares beyond June 29, 2018 and in order to do so it will be necessary to file a new registration statement with the SEC to continue offering shares. We will also need to renew the Registration Statement or file a new registration statement in many states to continue the Registered Offering. We may terminate the Registered Offering at any time. Our board of directors will adjust the $10.00 per share initial offering price of the shares of Class C common stock offered and sold pursuant to the Registered Offering during the course of the Registered Offering as described in the Registration Statement, as amended.

As of September 30, 2017, we had sold 7,739,712 shares of Class C common stock in the Registered Offering for gross proceeds of $77,397,120, including 209,232 shares of common stock sold under our Registered DRP Offering.

Net proceeds available for investment after the payment of the organizational and offering costs described above were approximately $75,268,306. A portion of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $109.4 million of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. In addition, during the three months ended September 30, 2017, $288,370 of proceeds from the Registered Offering were used to fund stockholder distributions.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

Class C Common Stock

During the three months ended September 30, 2017, we fulfilled repurchase requests and repurchased shares of our Class C common stock pursuant to our Class C share repurchase program as follows:

	Total number of Shares Requested to be Repurchased (1)	Total Number of Shares Repurchased During the Month	Average Price Paid per Share (2)	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
July 2017	18,366	32,028	$9.70	$583,163
August 2017	35,839	18,366	$9.70	$852,453
September 2017	19,979	35,839	$9.72	$234,648

(1)	We generally repurchase shares approximately 5 days following the end of the applicable month in which requests were received.

PART II – OTHER INFORMATION (continued)

(2)	Maximum amount that may be repurchased is limited to 5% of the weighted average outstanding shares of Class C common stock in the prior 12 months less the actual shares repurchased during same twelve month period. The dollar value is as of the last day of the month presented. The dollar value is calculated as (1) the maximum number of shares that can be repurchased (5% of the weighted average number of shares outstanding during the prior twelve months (or a shorter period if the Company has not been selling shares for twelve months) reduced by the number of shares already repurchased multiplied by (2) the repurchase price (which is 97% of the $10.00 per share offering price for shares of Class C common stock held by the stockholder for less than a year (which would be most of the shares through September 30, 2017)( which is 98% of the $10.00 per share offering price for shares of Class C common stock held by the stockholder for more than a year and less than two years))). Repurchase price is increased if the shares have been held for a year or more, two years or more and three years or more. Furthermore, once the Company has published its NAV, the NAV per share is used in the calculation in place of the per share offering price. If the Company determines that sufficient funds aren’t available to fund the Class C the share repurchase program, it has the ability to repurchase the number of shares that it believes it has sufficient funds to repurchase. In addition, the Company’s board of directors may amend, suspend or terminate the Class C share repurchase program without stockholder approval upon 30 days’ notice. The Company’s board of directors may amend, suspend or terminate the Class C share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased.

Class S Common Stock

During the three months ended September 30, 2017, we did not repurchase any shares of our Class S common stock pursuant to our Class S share repurchase program. Stockholders are required to hold their Class S shares for a minimum of one year before they can participate in the program. We will repurchase Class S shares based on then-applicable NAV per share and repurchase of Class S shares of common stock will be limited to a 2% of our aggregate NAV per month for our Class S shares and up to 5% of our aggregate NAV per quarter for our Class S shares.

We currently intend to determine our NAV and NAV per share annually in January of each year as of December 31 of the prior year, beginning in January 2018 and calculated as of December 31, 2017. In addition, we may update our NAV at any time between our annual calculations of NAV to reflect significant events that we have determined have had a material impact on NAV. We will report the NAV per share of our common stock (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate written notice to the stockholders. During our primary offering stage, we would also include this information in a prospectus supplement or post-effective amendment to the Registration Statement for the Registered Offering, as required under federal securities laws. We will also provide information about our NAV per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov) and on our toll-free information line: (1-855-742-4862). In the event that our NAV and NAV per share change during the year, we will publish our new NAV per share no later than ten business days prior to the second-to-last business day of the month in which such adjustment occurs.

Item 3.         Defaults Upon Senior Securities

No events occurred during the nine months ended September 30, 2017 that would require a response to this item.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

No events occurred during the nine months ended September 30, 2017 that would require a response to this item.

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

Date: November 13, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description

2.1	Agreement for Purchase and Sale of 2210-2260 Martin Avenue, Santa Clara, California, dated August 25, 2017, between San Tomas Income Partners LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on October 4, 2017)
3.1	Articles of Amendment and Restatement of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on May 23, 2016)
3.2	Articles of Amendment to the Articles of Incorporation of the Company to increase the authorized number of shares of the Company’s stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 333-205684) filed with the Securities and Exchange Commission on August 15, 2017)
3.3	Articles of Amendment to the Articles of Incorporation of the Company to change the name and designation of the Company’s stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 333-205684) filed with the Securities and Exchange Commission on August 15, 2017)
3.4	Articles of Amendment to the Articles of Incorporation of the Company to change the name of the Company to RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (File No. 333-205684) filed with the Securities and Exchange Commission on August 15, 2017)
3.5	Articles Supplementary of the Company reclassifying 100,000,000 unissued shares of Class C common stock as Class S common stock (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q (File No. 333-205684) filed with the Securities and Exchange Commission on August 15, 2017)
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)
4.1	Form of Subscription Agreement for Class C Shares (incorporated by reference to Section L of Supplement No. 2 to the Company’s Prospectus forming a part of the Company’s Registration Statement (File No. 333-205684), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2017)
4.2	Dividend Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix B to the Post-Effective Amendment to the Company’s Registration Statement (File No. 333-205684) filed with the Securities and Exchange Commission on April 28, 2017)
4.3	Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on January 19, 2017)
4.4	Dividend Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on August 17, 2017)
4.5	Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on August 17, 2017
10.1	Second Amended and Restated Advisory Agreement between the Company, Rich Uncles NNN REIT Operator, LLC and Rich Uncles, LLC, dated August 11, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on August 17, 2017)
10.2	Amended and Restated Agreement of Limited Partnership of Rich Uncles NNN Operating Partnership, LP between the Company and Rich Uncles NNN LP, LLC, dated August 11, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on August 17, 2017)
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Filed herewith.
**	Furnished herewith.

