Form 10-K
period 2017-12-31
RW HOLDINGS NNN REIT, INC.
filed 2018-04-03
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-55776

RW Holdings NNN REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-4156046
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3090 Bristol Street Suite 550 Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)

(855) 742-4862

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

While there is no established market for the Registrant’s shares of common stock, the Registrant is in the process of making an initial public offering of its shares of Class C common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-205684) and an offering of its shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act. The Registrant is currently offering shares of both Class C and Class S common stock at $10.05 per share.

There were approximately 6,149,237 shares of Class C common stock and no shares of Class S common stock held by non-affiliates as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 27, 2018, there were 10,041,231 outstanding shares of the Registrant’s Class C common stock and 3,065 outstanding shares of the Registrant’s Class S common stock.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement with respect to the 2018 annual meeting of stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of RW Holdings NNN REIT, Inc. (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act, Section 21E of the Exchange Act and other applicable law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Stockholders should carefully review the Item 1A. Risk Factors section below for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained hereunder. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

RW Holdings NNN REIT, Inc. (the “Company”), formerly Rich Uncles NNN REIT, Inc, was formed on May 14, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2016 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We expect to conduct our business substantially through our Operating Partnership, of which we are the sole general partner.

We intend to invest primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor, Rich Uncles NNN REIT Operator (our “Advisor”) or other persons.

Subject to certain restrictions and limitations, our business is externally managed by our Advisor pursuant to a Second Amended and Restated Advisory Agreement (the “Advisory Agreement”) we entered into effective August 11, 2017 with our Advisor and BrixInvest, LLC (f/k/a Rich Uncles, LLC) (referred to herein as “Brix” or our “Sponsor”). Our Advisor, which is wholly-owned by our Sponsor, manages our operations and our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset management, and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 9 of the Notes to our Consolidated Financial Statements included herein.

We have investor relations personnel, but all expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and offering and provide administrative investor relations services. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organizational and offering costs, but reimbursement shall not exceed an amount equal to 3% of our initial public offering gross offering proceeds.

 On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000.

On July 15, 2015, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of $100,000,000 of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering”) and, together with the Primary Offering, the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016 and on July 20, 2016, we began offering shares of common stock to the public. Commencing in August 2017, we began selling shares of Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act.

On August 11, 2017, we began offering up to 100,000,000 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering”) and, together with the Registered Offering (the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation except that the Class S common stock offered in the Class S offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.

On January 18, 2018, the Company’s board of directors approved and established an estimated NAV per share of the Company’s common stock in the Offerings of $10.05. Effective January 19, 2018, the purchase price per share of the Company’s common stock in the Offerings is $10.05, and the minimum initial investment in shares of our common stock in the Offerings is $500.

Through December 31, 2017, we had sold 9,055,175 shares of Class C common stock in the Registered Offering, including 319,150 shares of Class C common stock sold under the Registered DRP Offering, for aggregate gross offering proceeds of $90,551,753, and 3,032 shares of Class S common stock in the Class S Offering, including 32 shares of Class S common stock sold under the Company’s dividend reinvestment plan applicable to Class S common stock, for aggregate gross offering proceeds of $30,324.

Our Advisor will make recommendations on all proposed real estate investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors.

We elected to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ended December 31, 2016. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our stockholders. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

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

We will also seek to realize growth in the value of our investment by timing the sale of our properties to maximize asset value. We may return all or a portion of stockholder capital contributions in connection with the sale of the Company or our properties.

While initial purchases of our properties will be funded with funds received from the sale of shares in the Offerings, we anticipate incurring mortgage debt (not to exceed 50% of total value of all of our properties) against individual properties and/or pools of individual properties and pledging such properties as security for that debt to obtain funds to acquire additional properties.

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

Our Advisor has substantial discretion with respect to the selection of specific properties. However, acquisition parameters will be established by our board of directors. We and our Advisor consider a number of factors in the selection, including, but not limited to, the following:

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

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds from the Offerings.

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

There is no limitation on the amount we can borrow for the purchase of any individual property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets, and we intend to utilize up to 50% leverage in connection with our acquisition strategy. Our charter limits our borrowing to 50% of our net assets (equivalent to 50% of the cost of our assets) unless any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement).

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Acquisition Structure

Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate.

We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons. See Item 1A. Risk Factors — General Risks Related to Investments in Real Estate.

Real Property Investments

Our Advisor will be continually evaluating various potential property investments and engaging in discussions and negotiations with sellers regarding the purchase of properties for us and other programs sponsored by our Sponsor. We expect to possess what we believe will be adequate insurance coverage for all properties in which we invest. Most of our leases will require that our tenants procure insurance for both commercial general liability and property damage. In such instances, the policy will list us an additional insured. However, lease terms may provide that tenants are not required to, and we may decide not to, obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available. See Risk Factors – General Risks Related to Investments in Real Estate.

Conditions to Closing Acquisitions

Our Advisor performs a diligence review on each property that we purchase. As part of this review, our Advisor in most, if not all cases, obtains an environmental site assessment for each proposed acquisition (which at a minimum includes a Phase I environmental assessment). We will not close the purchase of any property unless we are generally satisfied with the environmental status of the property. We will also generally seek to condition our obligation to close the purchase of any investment on the delivery of certain documents from the seller. Such documents include, where available and appropriate:

•	property surveys and site audits;
•	building plans and specifications, if available;
•	soil reports, seismic studies, flood zone studies, if available;
•	licenses, permits, maps and governmental approvals;
•	tenant leases and estoppel certificates;
•	tenant financial statements and information, as permitted;
•	historical financial statements and tax statement summaries of the properties;
•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.

Co-Ownership Investments

We may acquire some of our properties in the form of a co-ownership, including but not limited to tenants-in-common and joint ventures, some of which may be entered into with affiliates of our Advisor. Among other reasons, we may want to acquire properties through a co-ownership structure with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Co-ownership structures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through co-ownership structures. In determining whether to recommend a particular co-ownership structure, our Advisor will evaluate the subject real property under the same criteria described elsewhere in this Annual Report on Form 10-K.

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

To the extent possible and if approved by our board of directors, including a majority of our conflicts committee, we will attempt to obtain a right of first refusal or option to buy the property held by the co-ownership structure and allow such co-owners to exchange their interest for our Operating Partnership’s units or to sell their interest to us in its entirety. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

Real Estate Properties and Investments

As of December 31, 2017, we owned eighteen (18) properties. For more information about our real estate investments, see Item 2. Properties of this Annual Report on Form 10-K.

Other Real Estate-related Investments

As of December 31, 2017, we owned one (1) tenant-in-common real estate investment in which we have an approximate 72.7% interest and one (1) real estate investment in Rich Uncles Real Estate Investment Trust I, an affiliated REIT, in which we have an approximate 4.4% interest.

2017 Investment Highlights

On March 7, 2017, we, through a wholly-owned subsidiary, acquired an office property (“Northrop”) leased to Northrop Grumman Systems Corporation, totaling approximately 106,613 square feet located in Melbourne, Florida. The aggregate purchase price for Northrop was $13,724,190, including closing costs. This property is financed by a mortgage note of $5,945,655 with an annual interest rate of 4.40% and matures on March 2, 2021.

On March 27, 2017, we, through a wholly-owned subsidiary, acquired an office property (“exp US Services”) leased to exp US Services, Inc., totaling approximately 33,118 square feet located in Maitland, Florida. The aggregate purchase price for exp US Services was $6,924,854, including closing costs. This property is financed by a mortgage note of $3,505,061 with an initial annual interest rate of 4.25% and 3.25% plus T-Bill Index starting November 11, 2022 and matures on November 17, 2024.

On April 13, 2017, we, through a wholly-owned subsidiary, acquired a retail property (“Harley”) leased to Calculated Risk Bedford, LP dba Texas Harley-Davidson, totaling approximately 70,960 square feet located in Bedford, Texas. The aggregate purchase price for Harley was $13,178,288, including closing costs. This property is financed by a mortgage note of $6,983,418 with an annual interest rate of 4.25% and matures on September 1, 2024.

On June 22, 2017, we, through a wholly-owned subsidiary, acquired an office property (“Wyndham”) leased to Wyndham Vacation Ownership, Inc., totaling approximately 41,300 square feet located in Summerlin, Nevada. The aggregate purchase price for Wyndham was $10,116,502, including closing costs. This property is financed by a mortgage note of $5,920,800 with an annual interest rate of one-month LIBOR plus 2.05% matures on June 5, 2027.

On June 22, 2017, we, through a wholly-owned subsidiary, acquired an office property (“Williams Sonoma”) leased to Williams-Sonoma, Inc., totaling approximately 35,867 square feet located in Summerlin, Nevada. The aggregate purchase price for Williams Sonoma was $7,231,767, including closing costs. This property is financed by a mortgage note of $4,699,200 with an annual interest rate of one-month LIBOR plus 2.05% and matures on June 5, 2022.

On July 20, 2017, we, through a wholly-owned subsidiary, acquired an industrial property (“Omnicare”) leased to Williamson Drug Company, Incorporated, totaling approximately 51,800 square feet located in Richmond, Virginia. The aggregate purchase price for Omnicare was $7,324,370, including closing costs. This property is financed by a mortgage note of $4,423,574 with an annual interest rate of 4.36% and matures on May 1, 2026.

On August 29, 2017, we, through a wholly-owned subsidiary, acquired an office property (“EMCOR”) leased to EMCOR Facilities Services, Inc. (f/k/a Viox Services, Inc.), totaling approximately 39,385 square feet located in Cincinnati, Ohio. The aggregate purchase price for EMCOR was $6,138,537, including closing costs. This property is financed by a mortgage note of $2,955,000 with an annual interest rate of 4.35% and matures on December 1, 2024.

On September 28, 2017, we, through a wholly-owned subsidiary, acquired an approximate 72.7% tenant-in-common interest in a property consisting of three industrial and office buildings (“Santa Clara”) leased to Fujifilm Dimatix, Inc., totaling approximately 91,740 square feet located in Santa Clara, California. The aggregate purchase price for Santa Clara was $28,701,845, including closing costs. This property is financed by a mortgage note of $14,500,000 with an annual interest rate of 3.86% and matures on October 1, 2027.

On November 30, 2017, we, through a wholly-owned subsidiary, acquired an industrial property (“Husqvarna”) leased to Husqvarna Professional Products, Inc., totaling approximately 64,600 square feet located in Charlotte, North Carolina. The aggregate purchase price for Husqvarna was $12,003,048, including closing costs. This property is financed by a mortgage note of $6,380,000 with an annual interest rate of 4.60% and matures on March 31, 2028.

On December 28, 2017, we, through a wholly-owned subsidiary, acquired an industrial property (“AvAir”) leased to AvAir, Inc., totaling approximately 162,714 square feet located in Chandler, Arizona. The aggregate purchase price for AvAir was $27,353,125, including closing costs. This property is financed by a mortgage note of $12,000,000 with an annual interest rate of 8.25% and matures on January 1, 2019. This note was prepaid in March 2018. On March 28, 2018, we obtained a $14,575,000 mortgage loan through a nonaffiliated lender. The loan is secured by the AvAir property. The mortgage loan has a fixed interest rate of 4.84% for the first five years and matures on March 27, 2028.

Subsequent Acquisitions since December 31, 2017

On March 29, 2018, we, through a wholly-owned subsidiary, acquired an industrial building (“3M”) leased to 3M, totaling approximately 410,400 square feet, located in DeKalb, Illinois. The seller is not affiliated with us or the Advisor. The purchase price for 3M was $15,200,000, excluding acquisition fees and closing costs of approximately $531,000. On March 29, 2018, we obtained a $8,360,000 mortgage loan through a nonaffiliated lender. The loan is secured by the 3M property. The mortgage loan has a variable interest rate of one-month LIBOR plus 2.25% and matures on March 28, 2023. We have entered into an interest rate swap agreement to fix the interest on this mortgage.

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

Compliance with Federal, State and Local Environmental Law

Our business will be subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected. See Item 1A. Risk Factors — General Risks Related to Investments in Real Estate.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent properties or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain a pollution insurance policy for all of our properties to insure against the potential liability of remediation and exposure risk. See Item 1A. Risk Factors — General Risks Related to Investments in Real Estate.

Other Regulations

The properties we acquire likely will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

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

Financial Information About Geographic Areas

See Note 4 of the Notes to our Consolidated Financial Statements included herein.

Employees

As of December 31, 2017, we had 14 full time paid employees which perform administrative investor services, but all expenses related to such personnel are reimbursed to us by our Sponsor as part of the organizational and offering services they provide in managing our organization and the Offerings. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organizational and offering costs, but reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.

With respect to our other functions, the employees of our Advisor or its affiliates provide all of our management, acquisition, disposition, Advisory and other administrative services for us.

Principal Executive Office

Our principal executive offices are located at 3090 Bristol Street, Suite 550, Costa Mesa, California 92626.  Our telephone number and website address are (855) 742-4862 and http://www.richuncles.com, respectively.

Available Information

Access to copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.richuncles.com, and/or through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

Risks Related to the Limited Operating History of our Business

As a recently established business, investing in our common stock involves risks that are not present in other companies, including other real estate investment trusts, that have a more established investment portfolio and longer operating history. These risk factors include the following.

We have only a limited prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

We have only a limited operating history, and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Sponsor to predict our future results. We were incorporated in the State of Maryland on May 14, 2015 and commenced our Registered Offering in July 2016. As of December 31, 2017, we had only acquired eighteen (18) properties, one (1) tenant-in-common real estate investment (an approximate 72.7% interest in a 91,740 square foot office property located in Santa Clara, California), and one (1) real estate investment in an affiliated REIT (an approximate 4.4% interest in Rich Uncles Real Estate Investment Trust I, which owns the properties described below in Item 2. Properties). As of December 31, 2017, we held approximately $149.8 million in real estate investments, based on a cost basis. The prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be indicative of our future results.

Investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of operations. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the “RW Holdings NNN REIT” and “Rich Uncles NNN REIT” brand names within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose money.

The Offerings are made on a “best efforts” basis. If we are unable to raise substantial funds in our Offerings, we will be limited in the number and type of investments we may make, and the value of our stockholder’s investment will fluctuate with the performance of the specific properties we acquire. As of December 31, 2017, we had raised approximately $90.8 million in the Registered Offering and approximately $30,000 in the Class S Offering.

The Offerings are being made on a “best efforts” basis, meaning that we are only required to use our best efforts to sell our Class C and Class S shares and have no firm commitment or obligation to purchase any of the Class C or Class S shares. As a result, the amount of proceeds we raise in the Offerings may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of investments or the percentage of net proceeds we may dedicate to a single investment. An investment in our Class C or Class S shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain relatively fixed third party expenses such as legal, tax and audit, regardless of whether we are able to raise substantial funds in the Offerings. Our inability to raise substantial funds could increase our fixed third party expenses as a percentage of gross income, potentially reducing our net income and cash flow and potentially limiting our ability to make distributions.

Because our stockholders will not have the opportunity to evaluate the investments we may make before we make them, we are considered to be a blind pool. We may make investments with which our stockholders do not agree.

As of December 31, 2017, we had acquired eighteen (18) properties, an approximate 72.7% tenant-in-common interest in a 91,740 square foot office property located in Santa Clara, California (the “TIC”), and an approximate 4.4% interest in Rich Uncles Real Estate Investment Trust I, an affiliated REIT that owns the properties described below in Item 2. Properties. We have only identified a limited amount of other real estate investments that are reasonably probable of being acquired or originated with the proceeds from the Offerings. As a result, other than our current properties and real estate investment, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from the Offerings, after the payment of fees and expenses, in real estate investments. Our board of directors and the management of our Advisor have broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants. As a result, our stockholders must rely on our board of directors and our Advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which our stockholders do not agree.

Because we are selling our shares directly to the public, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

Because there is no independent third party underwriter selling our shares or managing the sales effort, there will be no outside independent review of our finances and operations in connection with the preparation of the Offerings, other than the audit of our Consolidated Financial Statements included herein. Other REITs who use a licensed broker-dealer to sell shares are subjected to a due diligence review by the underwriter or dealer manager to satisfy statutory duties under the Securities Act of 1933 and the rules of FINRA or the national securities exchange where the REIT securities are listed. Therefore, our stockholders must rely on the information in the prospectus or other offering documents for the Offerings and will not have the benefit of an independent review and investigation of the Offerings of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

 Due diligence reviews typically include an independent investigation of the background of the Sponsor, Advisor and their affiliates, review of the Offering documents and independent analysis of the plan of business and any underlying financial assumptions. A licensed broker-dealer also has “know your customer” obligations to determine whether the REIT investment is suitable for each individual investor. We intend to perform these tasks ourselves, but our investors do not benefit from a third party review of these facts and considerations.

Failure to continue to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our continued qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

The SEC’s ongoing investigation may require significant Advisor management time and attention, result in significant legal expenses or damages and could adversely affect our business, financial condition and results of operations.

The SEC is conducting an investigation related to the advertising and sale of securities by us in connection with the Registered Offering. The investigation is a non-public fact-finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, we and certain associates have received and responded to subpoenas from the SEC requesting various documents and other documents related to us and the Registered Offering. We have cooperated and intend to continue to cooperate with the SEC in this matter.

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

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our Sponsor’s proprietary online investment platform, www.RichUncles.com, our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;
•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•	require significant management attention and resources to remedy any damages that result;
•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•	damage our reputation among our stockholders.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to an Investment in Our Common Stock

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as proceeds from the Offerings become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. There can be no assurance that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows. In addition, if we pay distributions from sources other than our cash flow from operations, we may have less cash available for investments and our stockholders’ overall return may be reduced.

We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.

We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower, and the value of our respective assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our Advisor in the acquisition of investments, including the determination of any financing arrangements. We are also subject to competition in seeking to acquire real estate-related investments. We expect to use a substantial amount of the net proceeds from the Offerings to primarily invest, directly or indirectly through investment in affiliated and non-affiliated entities, in single-tenant income-producing corporate properties, which are leased to creditworthy tenants under long-term net leases. The more shares we sell in our Offerings, the greater our challenge will be to invest the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of our Advisor and the oversight of our board of directors. We can give no assurance that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find suitable investments promptly, we will hold the proceeds from the Offerings in an interest-bearing account or invest the proceeds in short-term assets. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

If we raise substantial proceeds from the Offerings in a short period of time, we may not be able to invest all of the net proceeds promptly, which may cause our distributions and the long-term returns to our stockholders to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more shares we sell in our Offerings, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of the Offerings increases the risk of delays in investing our net proceeds. Our reliance on our Advisor and the real estate and debt finance professionals that our Advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other Rich Uncles-affiliated programs or Rich Uncles-advised investors could also delay the investment of the proceeds of the Offerings. See Risks Related to Conflicts of Interest. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition of other real estate investments would likely limit our ability to pay distributions to our stockholders and reduce their overall returns.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies. We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

While we intend to diversify our portfolio of investments in the manner described in this Annual Report, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.

Any adverse economic or real estate developments in our target markets could adversely affect our operating results and our ability to pay distributions to our stockholders.

Because we depend upon our Advisor and its affiliates to conduct our operations, adverse changes in the financial health of our Advisor or its affiliates could cause our operations to suffer.

We depend on our Advisor to manage our operations and our portfolio of assets. Our Advisor depends upon the fees and other compensation that it receives from us, and other Brix-affiliated programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our Advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

We may not be successful in conducting the Offerings, which would adversely impact our ability to implement our investment strategy.

The success of the Offerings and our ability to implement our business strategy depend upon our ability to sell our shares to investors. All investors have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to invest in, which may make selling our shares to such investors more difficult. If we are not successful in growing, operating and managing this process, our ability to raise proceeds through the Offerings will be limited and we may not have adequate capital to implement our investment strategy.

The loss of or the inability to retain or obtain key real estate professionals at our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Messrs. Harold Hofer and Ray Wirta, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our Advisor or its affiliates. If any of these persons were to cease their association with us, our Advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our bylaws provide that none of our independent directors shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

We may change our targeted investments without stockholder consent.

We initially intend to invest in single-tenant income-producing corporate properties which are leased to credit worthy tenants under long-term net leases; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

The offering price per share of our common stock may not reflect the value that stockholders will receive for their investment.

As with any valuation methodology, the methodologies we use are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to accounting principles generally accepted in the United States (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration.

Accordingly, with respect to our estimated NAV per share and our annually updated Registered Offering price and Class S Offering price, we can give no assurance that:

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

Risks Related to Conflicts of Interest

Our Advisor, Sponsor and their affiliates, including all of our executive officers and our affiliated directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us and with other Brix-affiliated programs, which could result in actions that are not in the long-term best interests of our stockholders.

Most of our executive officers and our affiliated directors and other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor, and/or other Brix-affiliated entities. Our Advisor, Sponsor and their affiliates receive substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;

•	sales of real estate investments, which entitle our Advisor to disposition fees;

•	acquisitions of real estate investments, which entitle our Advisor to acquisition fees based on the cost of the investment and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our Advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other Brix-affiliated programs, which might entitle affiliates of our Advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;
•	borrowings to acquire real estate investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;
•	whether and when we seek to list our shares of common stock on a national securities exchange, which listing may make it more likely for us to become self-managed or internalize our management and which could also adversely affect the sales efforts for other Brix-affiliated programs, depending on the price at which our shares trade; and
•	whether we seek to sell the Company, which sale could terminate the asset management fees.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Our Advisor, Sponsor and its affiliates face conflicts of interest relating to the acquisition of assets due to their relationship with other Brix-affiliated programs and Brix-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.

We rely on our Advisor, Sponsor and other key real estate professionals at our Advisor, including Messrs. Hofer and Wirta to identify suitable investment opportunities for us. Rich Uncles Real Estate Investment Trust I is advised by our Sponsor and relies on many of the same real estate professionals as will future Brix-affiliated programs advised by our Advisor. As such, we and the other Brix-affiliated programs, and Brix-advised investors rely on many of the same real estate professionals, as will future Brix-affiliated programs and Brix-advised investors. Many investment opportunities that are suitable for us may also be suitable for other Brix-affiliated programs and Brix-advised investors. When these real estate professionals direct an investment opportunity to any Brix-affiliated program or Brix-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage may overlap with future Brix-affiliated programs and Brix-advised investors.

We and other Brix-affiliated programs and Brix-advised investors also rely on these real estate professionals to supervise the management of investments. If the Brix team of real estate professionals directs creditworthy prospective tenants to properties owned by another Brix-affiliated program or Brix-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.

Further, existing and future Brix-affiliated programs and Brix-advised investors and Messrs. Hofer and Wirta generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate-related investments.

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

We rely on our officers, our Advisor, our Sponsor and the real estate, debt finance, management and accounting professionals that our Advisor retains, including Messrs. Hofer and Wirta to provide services to us for the day-to-day operation of our business. Rich Uncles Real Estate Investment Trust I is also advised by Brix and relies on our Sponsor and many of the same real estate, debt finance, management and accounting professionals, as will future Brix-affiliated programs and Brix-advised investors. Further, our officers and affiliated directors are also officers and/or affiliated directors of some or all of the other Brix-affiliated programs. Messrs. Hofer and Wirta are also executive officers of Rich Uncles Real Estate Investment Trust I and Brix. As a result of their interests in other Brixs-affiliated programs, their obligations to Brix-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Hofer and Wirta face conflicts of interest in allocating their time among us, Rich Uncles Real Estate Investment Trust I, other Brix-affiliated programs and other Brix-advised investors, as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Brix-affiliated program in an internalization transaction or, if we internalize our Advisor, may not become our employees as a result of their relationship with other Brix-affiliated programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.

All of our executive officers, our affiliated directors and the key real estate professionals assembled by our Advisor face conflicts of interest related to their positions and/or interests in our Advisor, our Sponsor and their affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Most of our executive officers, our affiliated directors and the key real estate professionals assembled by our Advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor, our Sponsor, and/or other Brix-affiliated entities. As a result, they owe fiduciary duties to each of these entities, their members and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Hofer and Wirta and existing and future Brix-affiliated programs and Brix-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because other Brix-affiliated programs may conduct offerings concurrently with the Offerings, our Advisor and our Sponsor may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Future Brix-affiliated programs may seek to raise capital through offerings conducted concurrently with the Offerings. As a result, our Advisor may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. There may be periods during which one or more Rich Uncles-affiliated programs will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.

Our board of directors’ loyalties to Rich Uncles Real Estate Investment Trust I and possibly to future Brix-affiliated programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another Brix-affiliated program at our expense.

Most of our directors are also trust managers (the equivalent of trustees) of Rich Uncles Real Estate Investment Trust I. The loyalties of our directors serving on the board of trust managers of Rich Uncles Real Estate Investment Trust I, or possibly on the boards of directors of future Brix-affiliated programs, may influence the judgment of our board of directors when considering issues for us that also may affect other Brix-affiliated programs, such as the following:

•	Our conflicts committee must evaluate the performance of our Advisor with respect to whether our Advisor is presenting to us our fair share of investment opportunities. If our Advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other Brix-affiliated programs or if our Advisor is giving preferential treatment to other Brix-affiliated programs in this regard, our conflicts committee may not be well-suited to enforce our rights under the terms of the Advisory Agreement or to seek a new Advisor.
•	We could enter into transactions with other Brix-affiliated programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our Advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other Brix-affiliated programs might entitle our Advisor or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition fees and other fees that we might pay to our Advisor in connection with such transaction. Similarly, property sales to other Brix-affiliated programs might entitle our Advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our Advisor in connection with such transaction. Decisions of our board or our conflicts committee regarding the terms of those transactions may be influenced by our board’s or our conflicts committee’s loyalties to such other Brix-affiliated programs.
•	A decision of our board or our conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the Offerings would compete with offerings of other Brix-affiliated programs.
•	A decision of our board or our conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other Brix-affiliated programs.
•	A decision of our board or our conflicts committee regarding whether and when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other Brix-affiliated programs, depending on the price at which our shares trade.

Because our conflicts committee members are also independent trust managers of Rich Uncles Real Estate Investment Trust I, they receive compensation for their services to Rich Uncles Real Estate Investment Trust I. Rich Uncles Real Estate Investment Trust I pays each independent trust manager $5,000 per meeting attended (including via email or telephone) and $1,000 per acquisition vote outside of votes in the course of a meeting. Compensation is paid in Rich Uncles Real Estate Investment Trust I shares. Like us, Rich Uncles Real Estate Investment Trust I also reimburses trust managers for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of its board of directors. In addition to any of the foregoing independent trust manager compensation and trust manager reimbursement to which he may be entitled, Rich Uncles Real Estate Investment Trust I pays Jeffrey Randolph, for services to Rich Uncles Real Estate Investment Trust I as chair of the audit committee of Rich Uncles Real Estate Investment Trust I’s board of trust managers, 300 shares of Rich Uncles Real Estate Investment Trust I’s common stock per fiscal quarter. Such payments, which began in August 2017, shall continue for as long as Mr. Randolph is serving as chair of the audit committee of Rich Uncles Real Estate Investment Trust I’s board of trust managers.

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

Risks Related to Our Corporate Structure

Our articles of incorporation limit the number of shares a person may own and permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our articles of incorporation, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter as supplemented by actions of our board of directors prohibit a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

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

Our stockholders may not be able to immediately sell their Class C or Class S shares under our share repurchase programs.

We do not expect that a secondary market for resale of our Class C or Class S shares will develop, but we do provide a monthly share repurchase program for stockholders who wish to sell their Class C or Class S shares. Our ability to repurchase Class C or Class S shares depends upon the levels of our cash reserves (including distribution reinvestment proceeds), availability under any line of credit that we might have, the respective pace of new Class C or Class S share sales, and our ability to sell properties. There can be no assurance that we will have sufficient cash reserves for Class C or Class S share repurchases at all times. In addition, we may not repurchase shares if the repurchase would violate the distributions under Maryland law which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency.

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

Following our initial calculation of NAV and NAV per share of $10.05, which our board approved on January 18, 2018 and calculated as of December 31, 2017, we will repurchase shares based on NAV (as described below) and share repurchases for any 12-month period will not exceed 2% of our aggregate NAV per month, or 5% of our aggregate NAV per quarter. These repurchase limits are described in greater detail in Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program—Limitations on Repurchase—Post-NAV Calculation. The Class C share repurchase program will also be subject to the revised procedures described in detail below in Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Share Repurchase Program—Repurchase Procedures-Post-NAV Calculation. However, we will only repurchase Class C or Class S shares if, among other conditions, in the opinion of our Advisor, we have sufficient reserves with which to repurchase such shares and at the same time maintain our then-current plan of operation.

The share repurchase price for Class C shares held by the stockholder for less than one year is 97% of the NAV per share. The share repurchase price for Class C shares held by the stockholder for at least one year but less than two years is 98% of the NAV per share. The share repurchase price for Class C shares held by the stockholder for at least two years but less than three years is 99% of the NAV per share. The repurchase price for Class C shares held by the stockholder for at least three years is the NAV per share. Our Class S stockholders are required to hold their Class S shares for a minimum of one year before they can participate in the Class S share repurchase program. Provided that the Class S shares being repurchased have been held by the stockholder for at least one year, such shares will be repurchased at a price equal to 100% of the most recently published NAV per share, which currently is $10.05.

Stockholders who wish to avail themselves of the share repurchase program for our Class C or Class S shares, as applicable, must notify us as provided on their on-line dashboard at www.RichUncles.com. All requests for repurchase must be received at least two business days before the end of a month. Share repurchase requests may be withdrawn, provided they are received by our Advisor at least two business days prior to the end of a month. Shares will be repurchased by the third business day of the following month. Pursuant to our current share repurchase programs, share repurchases may be funded by (a) distribution reinvestment proceeds, (b) the prior or future sale of shares, (c) operating cash flow not intended for distributions, (d) indebtedness, including a line of credit and traditional mortgage financing, and (e) capital transactions, such as asset sales or refinancings.

Our board may amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program upon 30 days’ notice to Class C stockholders or Class S stockholders, respectively, if (a) the board believes such action is in our and such stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if the board determines that the funds otherwise available to fund our share repurchases are needed for other purposes, (b) due to changes in law or regulation, or (c) the board becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. See Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, for more information about the program.

We may, at some future date, seek to list our Class C or Class S shares on a national securities exchange to create a secondary market for our stock, but we have no current plan to do so, and for the foreseeable future stockholders should assume that the only available avenue to sell their Class C or Class S shares will be our share repurchase programs, described above.

Our investors’ interest in us could be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter currently authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares are designated as common stock with 300,000,000 shares being designated as Class C common stock and 100,000,000 shares being designated as Class S common stock. In August 2017, our board of directors increased the number of authorized shares of common stock without stockholder approval to facilitate an offering by us of up to 100,000,000 shares of Class S common stock exclusively to non-U.S. persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S thereunder. In the future, our board of directors may further increase the number of authorized shares of common stock without stockholder approval and after investors purchase shares in the Offerings. For example, after our investors purchase shares in the Registered Offering, our board may elect to (i) sell additional shares in this or in future public offerings, including through our distribution reinvestment plan; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor and/or Sponsor, or their successors or assigns, in payment of outstanding fee obligations; (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares, whether in this or future primary offerings, including the Regulation S offering described above, pursuant to our distribution reinvestment plan or otherwise, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuance of shares, the use of the proceeds and the value of our real estate investments, our investors could also experience dilution in the book value and NAV of their shares and in the earnings and distributions per share.

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

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our distribution reinvestment plans, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment in us.

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

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

We are subject to risks relating to litigation and regulatory liability.

We face legal risks in our businesses, including risks related to the securities laws and regulations across various state and federal jurisdictions. Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the Securities and Exchange Commission. In March, April and May 2016, our affiliate, Rich Uncles Real Estate Investment Trust I, sold shares of its stock in excess of the amount which it had registered for sale in California, resulting in a violation of the registration requirements of the California Securities Law of 1968. To remedy this, Rich Uncles Real Estate Investment Trust I reported the sales in excess of the California permit to the Department of Business Oversight and made a repurchase offer pursuant to the California securities law to those investors who had purchased shares in excess of the permit. Violations of state and federal securities registration laws may result in contingent liabilities to purchasers for sales of unregistered securities and may also subject the seller to fines and penalties by securities regulatory agencies. It is possible that we and our affiliates could be subject to sanctions or to similar liabilities in the future, should another violation of securities registration requirements occur. A finding of such a violation could have a material adverse effect on our business, financial condition and operating results. See also “The SEC’s ongoing investigation may require significant Advisor management time and attention, result in significant legal expenses or damages and could adversely affect our business, financial condition and results of operations” above.

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

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in stockholders’ best interests.

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

Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

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

While we intend that any co-ownership investment that we enter into will be subject to a co-ownership contractual arrangement that will address some or all of the above issues, any of the above might still subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of stockholders’ investment in us.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders.

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

We expect that most of the properties we acquire will be subject to leases requiring the tenants thereunder to be financially responsible for property liability and casualty insurance. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable and/or that the tenants are not contractually obligated to provide insurance for. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of stockholders' investment in us. In addition, other than any working capital reserve and other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property.

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

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to stockholders. In the event of a bankruptcy, we cannot assure stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected. Further, our lenders may have a first priority claim to any recovery under the leases, any guarantees and any credit support, such as security deposits and letters of credit.

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

We focus our investments on commercial properties, a number of which will be special use single tenant properties. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to stockholders.

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

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to stockholders.

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

We may incur debt until our total liabilities would exceed 50% of the cost of our tangible assets (before deducting depreciation or other noncash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement) and we may exceed this limit with the approval of the majority of our conflicts committee. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. Our charter limits our borrowing to 50% of our net assets (equivalent to 50% of the cost of our assets) unless any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.

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

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

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

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their Class C or Class S shares.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter as supplemented by actions of our board of directors generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which our stockholders might receive a premium for their shares over the then prevailing market price or which our stockholders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (reducing to 20% beginning in 2018) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% (20% beginning in 2018) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

The IRS may challenge characterizations of certain income from offshore taxable REIT subsidiaries.

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we do form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities, which would flow through to us. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

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

The maximum tax rate for distributions payable to domestic stockholders that are individuals, trusts and estates is 23.8%. Distributions payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Properties:

As of December 31, 2017, we owned the following properties:

Property and Location (1)	Rentable Square Feet	Property Type	Investment in Real Property, net, plus Above-/Below Market Leases, net	Mortgage Financing (Principal)		Annualized Base Lease Revenue (2)	Acquisition Fee (3)	Lease Expiration (4)		Renewal Options (number /years) (4)
Accredo Health Orlando, FL	63,000	Office	$10,145,910	$4,932,287	(5)	$899,010	$327,890	6/14/2021		1/5-yr
Walgreens Stockbridge, GA	15,120	Retail	4,463,020	2,201,679	(5)	360,000	152,026	2/28/2021		8/5-yr
Dollar General Litchfield, ME	9,026	Retail	1,352,840	656,846	(6)	92,961	40,008	9/30/2030		3/5-yr
Dollar General Wilton, ME	9,100	Retail	1,626,487	662,231	(6)	112,439	48,390	7/31/2030		3/5-yr
Dollar General Thompsontown, PA	9,100	Retail	1,263,090	662,231	(6)	85,998	37,014	10/31/2030		3/5-yr
Dollar General Mt. Gilead, OH	9,026	Retail	1,244,328	656,846	(6)	85,924	36,981	6/30/2030		3/5-yr
Dollar General Lakeside, OH	9,026	Retail	1,170,924	656,846	(6)	81,036	34,875	5/31/2030		3/5-yr
Dollar General Castalia, OH	9,026	Retail	1,146,905	656,846	(6)	79,320	34,140	5/31/2030		3/5-yr
Dana Cedar Park, TX	45,465	Industrial	8,962,210	4,709,889		665,917	274,200	6/30/2024		2/5-yr
Northrop Grumman Melbourne, FL	107,419	Office	13,104,293	5,945,655		1,162,274	398,100	5/31/2021		1/5-yr
exp US Services Maitland, FL	33,118	Office	6,702,507	3,505,061		701,510	200,837	11/30/2026		2/5-yr
Harley Bedford, TX	70,960	Retail	12,960,473	6,983,418		900,000	382,500	4/12/2032		2/5-yr
Wyndham Summerlin, NV	41,390	Office	9,959,125	5,920,800	(7)	806,027	292,968	2/28/2025	(8)	1/5-yr
Williams Sonoma Summerlin, NV	35,867	Office	7,614,762	4,699,200	(7)	624,086	223,924	10/31/2022		None
Omnicare Richmond, VA	51,800	Industrial	7,218,979	4,423,574		535,379	211,275	5/31/2026		1/5-yr
EMCOR Cincinnati, OH	39,385	Office	6,077,888	2,955,000		472,620	177,210	2/28/2027		2/5-yr
Husqvarna Charlotte, NC	64,637	Industrial	11,965,814	-		783,029	348,000	6/30/2027	(9)	2/5-yr
AvAir Chandler, AZ	162,714	Industrial	27,353,125	12,000,000		2,100,000	795,000	12/31/2032		2/5-yr
	785,179		$134,332,680	$62,228,409		$10,547,530	$4,015,338

(1)	Each of the properties was 100% occupied by a single tenant at the time of acquisition and has remained 100% occupied by that tenant through December 31, 2017.

(2)	Annualized Base Lease Revenue is calculated based on the contractual monthly base rent, excluding rent abatements, at December 31, 2017 multiplied by 12.

(3)	The Acquisition Fee is paid to the Advisor in connection with the acquisition of a property. The fee is equal to 3.0% of the contract purchase price of a property, as defined in the Advisory Agreement.

(4)	Represents the lease term beginning with the later of the purchase date or the rent commencement date through the end of the non-cancelable lease term, assuming no renewals are exercised unless otherwise noted.

(5)	These properties are both collateral for one mortgage note payable. The amounts shown on this schedule are based on the pro rata investment in the two properties.
(6)	These properties are cross-collateralized with each other. The deeds of trust for the Company’s six Dollar General properties contain cross-collateralization and cross-default provisions. There is one loan for these six Dollar Generals and the amounts shown in this schedule are based on the pro rata investment in the six properties.
(7)	The loans for each of the Wyndham and Williams Sonoma properties located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing; in addition, the individual loans are subject to a cross-collateralization and cross-default agreement whereby any default under, or failure to comply with the terms of any one loan is an event of default under the terms of both loans. The value of the property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.

(8)	The actual expiration date is February 29, 2028, after which the renewal option can be exercised.

(9)	The tenant’s right to cancel the lease on June 30, 2025 was not determined to be probable for financial accounting purposes.

Lease Expirations

The following tables reflect lease expirations with respect to our properties as of December 31, 2017:

Year	2018	2019	2020	2021	2022	2023
Number of Leases	-	-	-	3	1	-
Square Footage	-	-	-	185,539	35,867	-
Annualized Base Lease Rent (1)	$-	$-	$-	$2,421,284	$624,086	$-
% of Total Annualized Base Lease Rent	-%	-%	-%	23.0%	5.9%	-%

Year	2024	2025	2026	Thereafter	Total
Number of Leases	1	1	2	10	18
Square Footage	45,465	41,390	84,918	392,000	785,179
Annualized Base Lease Rent (1)	$665,917	$806,027	$1,236,889	$4,793,327	$10,547,530
% of Total Annualized Base Lease Rent	6.3%	7.6%	11.7%	45.5%	100.0%

(1)	Annualized Lease Revenue is calculated based on the contractual monthly base rent at December 31, 2017 multiplied by twelve.

In evaluating these properties and investments for acquisition, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. We do not currently have plans to incur any significant costs to renovate, improve or develop the properties, and we believe that the properties are adequately insured.

2017 Acquisitions:

On March 7, 2017, through a wholly owned subsidiary, the Company acquired a 106,613 square feet office property in Melbourne, Florida, which it leases to Northrop Grumman Systems Corporation (“Northrop”). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the Northrop Property was $13,724,190, including closing costs.

On March 27, 2017, through a wholly owned subsidiary, the Company acquired a 33,118 square feet office property in Maitland, Florida, which it leases to exp US Services, Inc. (“exp US Services”). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the exp US Services Property was $6,924,854, including closing costs.

On April 13, 2017, through a wholly owned subsidiary, the Company acquired a 70,960 square feet retail property in Bedford, Texas, which it leases to Calculated Risk Bedford, LP dba Texas Harley-Davidson (“Harley”). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the Harley Property was $13,178,288, including closing costs.

On June 22, 2017, through a wholly owned subsidiary, the Company acquired a 41,300 square feet office property in Summerlin, Nevada, which it leases to Wyndham Vacation Ownership, Inc. (“Wyndham”). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the Wyndham Property was $10,116,502, including closing costs.

On June 22, 2017, through a wholly owned subsidiary, the Company acquired a 35,867 square feet office property in Summerlin, Nevada, which it leases to Williams-Sonoma, Inc. (“Williams Sonoma”). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the Williams Sonoma Property was $7,231,767, including closing costs.

On July 20, 2017, through a wholly owned subsidiary, the Company acquired a 51,300 square feet industrial property in Richmond, Virginia, which it leases to Williamson Drug Company, Incorporated (“Omnicare”). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the Omnicare Property was $7,324,370, including closing costs.

On August 9, 2017, through a wholly owned subsidiary, the Company acquired a 39,385 square feet office property in Cincinnati, Ohio, which it leases to EMCOR Facilities Services, Inc. (“EMCOR”) (f/k/a Viox Services, Inc.). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the EMCOR Property was $6,138,537, including closing costs.

On September 28, 2017, through a wholly owned subsidiary, the Company acquired an approximate 72.7% tenant-in-common interest in a 91,740 square feet office in Santa Clara, California, which is leased to Fujifilm Dimatix, Inc. The seller in not affiliated with the Company nor the Advisor. The aggregate purchase price for the Santa Clara property was $29,625,075, including closing costs. The Company’s investment in the tenant-in-common entity was $10,542,594 plus $626,073, which represented the Company’s share of the acquisition fee.

On November 30, 2017, through a wholly owned subsidiary, the Company acquired a 64,600 square feet industrial property in Charlotte, North Carolina, which it leases to Husqvarna Professional Products, Inc. (“Husqvarna”). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the Husqvarna Property was $12,003,048, including closing costs.

On December 28, 2017, through a wholly owned subsidiary, the Company acquired a 162,714 square feet industrial property in Chandler, Arizona, which it leases to AvAir, Inc. (“AvAir”). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the Husqvarna Property was $27,353,125, including closing costs.

2017 Debt Financing

On July 14, 2017, the Company obtained a $5,945,955 mortgage loan through a nonaffiliated lender. The loan is secured by the Northrop property. The mortgage loan has a fixed interest rate of 4.40% per annum and matures on March 2, 2021.

On November 17, 2017, the Company obtained a $3,505,061 mortgage loan through a nonaffiliated lender. The loan is secured by the exp US Services property. The mortgage loan has an initial fixed interest rate of 4.25% per annum and starting November 11, 2022, 3.25% plus T-Bill Index and matures on November 17, 2024.

On August 28, 2017, the Company obtained a $6,983,418 mortgage loan through a nonaffiliated lender. The loan is secured by the Harley property. The mortgage loan has a fixed interest rate of 4.25% per annum and matures on September 1, 2024.

On June 22, 2017, the Company obtained a $5,920,800 mortgage loan through a nonaffiliated lender. The loan is secured by the Wyndham property. The mortgage loan has an interest rate of one-month LIBOR plus 2.05% per annum and matures on June 5, 2027.

On June 22, 2017, the Company obtained a $4,699,200 mortgage loan through a nonaffiliated lender. The loan is secured by the Williams Sonoma property. The mortgage loan has an interest rate of one-month LIBOR plus 2.05% per annum and matures on June 5, 2022.

On August 29, 2017, the Company obtained a $4,423,574 mortgage loan through a nonaffiliated lender. The loan is secured by the Omnicare property. The mortgage loan has a fixed interest rate of 4.36% per annum and matures on May 1, 2026.

On September 28, 2017, the tenant-in-common entity that the Company has an approximate 72.7% interest in, obtained a $14,500,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Santa Clara property. The mortgage loan has a fixed interest rate of 3.86% per annum and matures on December 1, 2024.

On November 16, 2017, the Company obtained a $2,955,000 mortgage loan through a nonaffiliated lender. The loan is secured by the EMCOR property. The mortgage loan has a fixed interest rate of 4.35% per annum and matures on December 1, 2024.

On December 22, 2017, the Company obtained a $6,380,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Husqvarna property. The mortgage loan has a fixed interest rate of 4.60% per annum and matures on March 31, 2028.

Investments:

As of December 31, 2017, we had the following other real estate investments:

Investment Balance
Santa Clara Property – an approximate 72.7% tenant-in-common interest (1)	$11,103,547
Rich Uncles Real Estate Investment Trust I – an approximate 4.4% interest	3,420,475
$14,524,022

(1)

This office property has approximately 91,740 rentable square feet. The purchase price was $29,625,075, including closing costs. The annualized base lease revenue is $1,981,584. The acquisition fee was $861,055, of which $626,073 was paid by the Company. The lease expiration date is March 16, 2026 and the lease provides for three five-year renewal options.

Investment in Rich Uncles Real Estate Investment Trust I

In June 2016 we purchased 200,000 shares of common stock of Rich Uncles Real Estate Investment Trust I, a California business trust for $2,000,000. $2,884 of Rich Uncles Real Estate Investment Trust I’s 2016 second quarter dividends were reinvested for an additional 288 shares. We purchased an additional 163,162 shares amounts in November 2016 for $1,631,618 and an additional 902 shares in December 2016 for $9,016. Rich Uncles Real Estate Investment Trust I is an affiliate of ours and we share the same Advisor, Sponsor, and officers and directors. As of December 31, 2017, we own approximately 4.4% of the outstanding common stock of Rich Uncles Real Estate Investment Trust I and share in the same rights and economic interests of all other stockholders. We have no present intention of increasing our ownership in Rich Uncles Real Estate Investment Trust I, and the current investment was based upon the unanimous conclusion of our directors that the properties portfolio of Rich Uncles Real Estate Investment Trust I uniquely meet our investment criteria for the properties that we have and will continue to acquire.

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

As of December 31, 2017, Rich Uncles Real Estate Investment Trust I owned each of the following properties:

Property and Location	Rentable Square Feet		Property Type	Investment in Real Property, net, plus Above-/Below Market Leases, net	Mortgage Financing (Principal)		Acquisition Fee		Annualized Base Lease Revenue (1)	Lease Expiration	Renewal Options (number /years)
Chase Bank, Antioch, CA	5,660		Retail	$2,222,455	$1,525,103	(2)	$60,978	(2)	$-	12/31/2017	None
Great Clip, Antioch, CA	1,348		Retail	529,305	363,222	(2)	14,523	(2)	32,352	6/30/2023	1 5-yr
Chevron, San Jose, CA	1,060		Retail	2,673,248	-		27,750		199,800	5/27/2025	4 5-yr
Levins, Sacramento, CA	76,000		Industrial	3,244,412	2,169,908		75,000	(3)	277,860	8/20/2023	2 5-yr
Chevron, Roseville, CA (4)	3,300		Retail	2,580,996	-		56,000	(3)	201,600	9/30/2025	4 5-yr
Island Pacific Supermarket, Elk Grove	13,963		Retail	3,341,575	1,973,170		74,400	(3)	216,426	5/31/2025	2 5-yr
Dollar General, Bakersfield, CA	18,827		Retail	4,291,619	2,430,065		91,500	(3)	328,250	7/31/2028	3 5-yr
Rite Aid, Lake Elsinore, CA	17,272		Retail	7,372,243	3,827,722		158,100	(3)	487,070	2/25/2028	6 5-yr
PMI Preclinical, San Carlos, CA	20,800		Office	8,500,228	4,305,955		178,400	(3)	584,288	10/31/2025	2 5-yr
Eco Thrift Sacramento, CA	38,536		Retail	4,366,250	2,765,351		95,000		351,495	2/28/2026	2 5-yr
General Services Administration Vacaville, CA	11,014		Office	2,970,693	1,881,256		63,500		336,852	8/24/2026	None
PreK Education Center, San Antonio, TX	50,000		Retail	10,124,343	5,333,749		217,000		825,000	7/31/2021	2 8-yr
Dollar Tree Morrow, GA	10,906		Retail	1,344,685	-		30,036		103,607	7/31/2025	3 5-yr
Dinan Cars Morgan Hill, CA	27,296		Industrial	4,719,814	2,816,882		106,120		472,988	4/30/2023	None
Amec Foster Wheeler, San Diego, CA	37,449		Office	7,041,896	3,710,117	(5)	51,378		671,161	2/28/2021	2 3-yr
Solar Turbines, San Diego, CA	26,036		Office	5,595,053	2,947,828	(5)	117,418		489,144	7/31/2021	1 5-yr
Illinois Tool Works, El Dorado Hills, CA	38,500		Industrial	6,069,013	3,197,540	(5)	12,820		483,758	8/1/2022	1 3-yr
Dollar General, Big Spring, TX	9,026		Retail	1,240,434	632,218		24,688		86,041	4/30//2030	3 5-yr
Gap, Rocklin, CA	40,110		Office	7,554,087	3,782,712		154,000		539,078	2/8/2023	1 5-yr
L3 Communications, Carlsbad, CA	46,214		Office	10,383,527	5,471,050		202,523		720,938	4/30/2022	2 3-yr
Sutter, Rancho Cordova, CA	106,592	(6)	Office	26,675,507	14,665,829		540,000		1,835,231	10/31/2025	3 5-yr
Walgreen, Santa Maria, CA	14,490		Retail	5,176,461	-		102,314		369,000	3/31/2062	8 5-yr
	614,399			$128,017,844	$63,799,677		$2,453,448		$9,611,939

(1)	Annualized Base Lease Revenue is calculated based on the contractual monthly base rent at December 31, 2017 multiplied by 12.

(2)	One building, so mortgage financing and acquisition fee were allocated on a pro rata basis based on cash investments.

(3)	In lieu of Rich Uncles Real Estate Investment Trust I paying acquisition fees, the seller paid the acquisition fee through escrow.

(4)	Rich Uncles Real Estate Investment Trust I owns an undivided 70.14% interest through a tenancy in common agreement that was entered into in March 2016.

(5)	One loan, cross collateralized by Amec Foster, Solar Turbines and ITW Rippey properties; allocated pro rata based on investment in real property for purposes of this table.

(6)	Excludes 83,199 square feet of land relating to the water tower ground lease.

Lease Expirations

Year	2018	2019	2020	2021	2022	2023	2024
Number of Leases	-	-	-	3	3	4	-
Square Footage	-	-	-	113,485	99,204	144,754	-
Annualized Base Lease Revenue (1)	$-	$-	$-	$1,985,305	$1,573,696	$1,322,278	$-
% of Total Annualized Based Lease Revenue	-%	-%	-%	20.68%	16.39%	13.77%	-%

Year	2025	2026	2027	Thereafter	Total
Number of Leases	6	2	-	3	21
Square Footage	156,621	49,550	-	45,125	608,739
Annualized Base Lease Revenue (1)	$3,140,952	$688,347	$-	$901,361	$9,611,939
% of Total Annualized Based Lease Revenue	32.60%	7.17%	-%	9.39%	100%

(1)	Annualized Lease Revenue is calculated based on the contractual monthly base rent at December 31, 2017 multiplied by twelve.

There are currently no other properties in contract for purchase or pending debt financing by Rich Uncles Real Estate Investment Trust I.

ITEM 3.	LEGAL PROCEEDINGS

The information disclosed under Legal Matters in Note 10 of the Notes to our Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 27, 2018, we had 10,041,231 shares of Class C common stock outstanding held by a total of approximately 5,280 stockholders of record and 3,065 shares of Class S common stock outstanding held by 1 stockholder.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws. In addition, our charter as supplemented by actions of our board of directors prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

 Determination of Estimated Per Share Value

Overview

On January 18, 2018, the conflicts committee of the Company’s board of directors recommended, and the board of directors unanimously approved and established, an estimated per share NAV of the Company’s common stock of $10.05 based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding, as of December 31, 2017. This is the first time that the board of directors has determined an estimated per share NAV of the Company’s common stock. Going forward, the Company intends to publish an updated estimated per share NAV on at least an annual basis.

Process

The conflicts committee of our board of directors, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including oversight of the valuation processes and methodologies used to determine our estimated NAV per share, the consistency of the valuation methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. In determining the estimated NAV of our shares, our conflicts committee and board of directors considered information and analysis, including valuation materials that were provided by Cushman & Wakefield Western, Inc., (“Cushman & Wakefield”) and information provided by our Advisor. Cushman & Wakefield is an independent third-party real estate advisory and consulting firm that was engaged by us to develop an estimate of the fair value of the Company. Cushman and Wakefield developed an opinion of fair value of the real estate assets and real estate related liabilities associated with the Company’s properties. The valuation was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non Listed REITs.

The engagement of Cushman & Wakefield was approved by our board of directors, including all members of the conflicts committee. Cushman & Wakefield’s scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Several members of the Cushman & Wakefield engagement team who certified the methodologies and assumptions applied by us hold a Member of Appraisal Institute designation. Other than its engagement as described herein, Cushman & Wakefield does not have any direct interests in any transaction with us and has not performed any services for us other than asset allocation services related to property acquisitions.

The materials provided by Cushman & Wakefield included a range of NAV of our shares, and the conflicts committee of our board of directors believes that the use of the “Valuation Methodology,” as discussed below, as the primary or sole indicator of value has become widely accepted as a best practice in the valuation of non-listed REIT shares, and therefore the conflicts committee and our board of directors determined to use the Valuation Methodology in establishing the estimated per share NAV. This Valuation Methodology is consistent with the Net Asset Value Calculation and Valuation Procedures adopted by the board of directors, including a majority of our independent directors. Based on these considerations, the conflicts committee recommended that our board of directors establish an estimated value of our common stock, as of December 31, 2017, of $10.05 per share, which estimated value was within the $9.08 to $10.10 per share valuation range calculated by Cushman & Wakefield using the Valuation Methodology. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.05 as the estimated NAV per share of our common stock. Our board of directors is ultimately and solely responsible for the establishment of the per share estimated value.

Valuation Methodology

In preparing its valuation materials and in reaching its conclusions as to the reasonableness of the methodologies and assumptions used by the Company to value its assets, Cushman & Wakefield, among other things:

•	investigated numerous sales in the properties' relevant markets, analyzed rental data and considered the input of buyers, sellers, brokers, property developers and public officials;
•	reviewed and relied upon Company-provided data regarding the size, year built, construction quality and construction type of the properties in order to understand the characteristics of the existing improvements and underlying land;
•	reviewed and relied upon Company-provided data regarding lease summaries, real estate taxes and operating expense data for the properties;
•	reviewed and relied upon Company-provided balance sheet items such as cash and other assets, as well as debt and other liabilities;
•	relied upon Company-provided derivative instrument valuation reports prepared by a third-party pricing service;
•	researched the market by means of publications, public and private databases and other resources to measure current market conditions, supply and demand factors, and growth patterns and their effect on the properties; and
•	performed such other analyses and studies, and considered such other factors, as Cushman & Wakefield considered appropriate.

Cushman & Wakefield utilized two approaches in valuing the Company’s real estate assets that are commonly used in the commercial real estate industry. The following is a summary of the NAV Methodology and the valuation approaches used by Cushman & Wakefield:

NAV Methodology-The NAV Methodology determines the value of the Company by determining the estimated market value of the Company's entity level assets, including real estate assets, and subtracting the market value of its entity level liabilities, including its debt. The materials provided by Cushman & Wakefield to estimate the value of the real estate assets were prepared using discrete estimations of "as is" market valuations for each of the properties in the Company’s portfolio using the income capitalization approach as the primary indicator of value and the sales comparison approach as a secondary approach to value, as discussed in greater detail below. Cushman & Wakefield also estimated the fair value of the Company’s real estate related debt and also reviewed the methodology used by a third-party pricing service to estimate the fair value of the Company’s derivatives and determined that the approach was reasonable. Cushman & Wakefield then added the non-real estate related assets and subtracted non-real estate related liabilities. The resulting amount, which is the estimated Preliminary NAV of the portfolio, is divided by the number of common shares outstanding to determine the estimated per share Preliminary NAV The Preliminary NAV was used to calculate the subordinated participation fee that is due to the Advisor. The amount of the subordinated participation fee was deducted from the estimated Preliminary NAV to calculate the estimated NAV.

Determination of Estimated Market Value of the Company’s Real Estate Assets Under the NAV Methodology

Income Capitalization Approach - The income capitalization approach first determines the income-producing capacity of a property by using contract rents on existing leases and by estimating market rent from rental activity at competing properties for the vacant space. Deductions are then made for vacancy and collection loss and operating expenses. The net operating income (“NOI”) developed in Cushman & Wakefield’s analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This NOI was then capitalized at an appropriate rate to derive an estimate of value (the “Direct Capitalization Method”) or discounted by an appropriate yield rate over a typical projection period in a discounted cash flow analysis (the “DCF Method”). Thus, two key steps were involved: (1) estimating the NOI applicable to the subject property and (2) choosing appropriate capitalization rates and discount rates.

The material assumptions used in this income capitalization approach are NOI and the capitalization rate. All of our existing leases are triple net, and therefore NOI is equal to the contractual cash basis rents. The 2018 contractual cash basis rents were used.

The following summarizes the range of capitalization rates Cushman & Wakefield used to arrive at the estimated market values of our properties valued using the DCF Method:

	Range	Weighted-Average
Capitalization Rate	6.75% to 10.00%	7.44%

The capitalization rate was weighted based on NOI. An increase (or decrease) in the selected capitalization rate of 0.25% would result in an increase (or decrease) in net asset value of approximately $5,500,000.

Sales Comparison Approach -The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as the price for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents, and rates tend to be set by the prevailing prices, rents, and rates of equally desirable substitutes.

Utilizing the NAV Methodology, including use of the two approaches to value the Company’s real estate assets noted above, when divided by the 8.8 million shares of the Company’s common stock outstanding on December 31, 2017, Cushman & Wakefield determined a valuation range of $9.08 to $10.10 per share.

Cushman & Wakefield prepared and provided to the Company a report containing, among other information, the range of net asset values for the Company’s common stock as of December 31, 2017 (the “Valuation Report”). On January 18, 2018, the conflicts committee of our board of directors conferred with Cushman & Wakefield regarding the methodologies and assumptions used in the Valuation Report. On January 18, 2018, the conflicts committee of our board of directors recommended, and our board of directors unanimously approved an estimated per share NAV of the Company’s common stock, as of December 31, 2017, of $10.05 per share.

The table below sets forth the calculation of the Company’s estimated per share NAV as of December 31, 2017:

	Estimated Value	Estimated per share NAV
Real Estate Properties	$145,333,660	$16.45
Investments in unconsolidated entities:
Santa Clara Property Tenant-in-Common Interest	11,783,704	1.33
Rich Uncles Real Estate Investment Trust 1 (1)	3,883,891	0.44
Cash and Restricted Cash	4,158,570	0.47
Other Assets	451,040	0.05
Total Assets	165,610,865	18.74

Mortgage Notes Payable and Unsecured Credit Facility, Net	72,622,179	8.22
Tenant Improvement Liability	1,524,720	0.17
Accounts Payable, Accrued Expenses and Other Liabilities	1,807,235	0.20
Unearned Rent	542,215	0.06
Total Liabilities	76,496,349	8.65
Preliminary NAV	89,114,516	10.09

Subordinated Participation Fee Payable (2)	(315,802)	(0.04)

Total Estimated Value as of December 31, 2017	$88,798,714	$10.05

Shares of Common Stock Outstanding	8,838,002

(1)	On January 19, 2018, Rich Uncles Real Estate Investment Trust I (“REIT I”) announced its NAV of $10.66 per share. As of December 31, 2017, we owned approximately 4.4% of the outstanding shares of REIT I common stock. The estimated value of REIT I, based on its NAV announced on January 19, 2018, was $89,080,075 as of December 31, 2017. Our share is $3,883,891, which equals REIT I’s estimated value of $89,080,075 multiplied by our approximately 4.4% ownership interest as of December 31, 2017.

(2)	The Company announced that the amount of the subordinated participation fee, $315,802, would be paid by issuing 6,075 Class C common shares to our Advisor with the balance being paid in cash. However, it was subsequently determined that such fee would be paid entirely in cash.

Exclusions from Estimated NAV

The estimated share value approved by the board of directors does not reflect any "portfolio premium," nor does it reflect an enterprise value of the Company, which may include a premium or discount to NAV for:

•	the size of the Company’s portfolio as some buyers may pay more for a portfolio compared to prices for individual investments;
•	the overall geographic and tenant diversity of the portfolio as a whole;
•	the characteristics of the Company’s working capital, leverage, credit facilities and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;
•	certain third-party transaction or other expenses that would be necessary to realize the value;
•	services being provided by personnel of advisors under the advisory agreement and the Company’s potential ability to secure the services of a management team on a long-term basis; or
•	the potential difference in per share value if the Company were to list its shares of common stock on a national securities exchange.

Limitations of the Estimated Share Value

As with any valuation methodology, the NAV Methodology used by the board of directors in reaching an estimate of the value of the Company’s shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different valuation methods, estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of the Company’s shares. In addition, the board of directors’ estimate of share value is not based on the book values of the Company's real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

Furthermore, in reaching an estimate of the value of the Company’s shares, our board of directors did not include a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. In addition, selling costs were not considered by Cushman & Wakefield in the valuation of the properties. Other costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy involves a listing of the Company's shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio were also not included in the board of directors is estimate of the value of the Company’s shares.

As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated share value upon attempting to sell their shares;
•	the Company will be able to achieve, for its stockholders, the estimated per share NAV upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio; or
•	the estimated share value, or the methodology relied upon by the board of directors to estimate the share value, will be found by any regulatory authority to comply with ERISA, the Internal Revenue Code or other regulatory requirements.

Furthermore, the estimated value of the Company's shares was calculated as of a particular point in time. The value of the Company's shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.

Class C Common Stock (Registered Offering)

Commencing on January 19, 2018, the offering price for shares of the Company's Class C common stock pursuant to the Registered Offering is $10.05 per share.

Class S Common Stock (Class S Offering)

Commencing on January 19, 2018, the offering price for shares of the Company’s Class S common stock offered exclusively to non-US Persons pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act is $10.05 per share, plus the amount of any applicable upfront commissions and fees.

Distribution Reinvestment Plan

Pursuant to the terms of the Company's distribution reinvestment plan currently in effect (the "DRIP"), on or after the date that the board of directors determines a reasonable estimated value of the Company's shares, distributions will be reinvested in shares of our common stock at a price equal to the most recently disclosed estimated per share value, as determined by the board of directors excluding those the board of directors designates as ineligible for reinvestment through the DRIP. Accordingly, shares of the Company's common stock issued pursuant to the DRIP will be issued for $10.05 per share.

A participant may terminate participation in the DRIP at any time by delivering a written notice to the administrator. To be effective for any monthly distribution, such termination notice must be received by the Company at least ten (10) business days prior to the last day of the month to which the distribution relates. Any termination should be provided by written notice.

Stockholders who presently participate in the DRIP do not need to take any action to continue their participation in the DRIP.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

Use of Proceeds from Sales of Registered Securities

On June 1, 2016, our Registration Statement on Form S-11 (File No. 333-205684) (the “Registration Statement”), covering an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public in the primary offering, was declared effective under the Securities Act. Pursuant to the Registration Statement, we also registered a maximum of 10,000,000 shares of common stock pursuant to our Registered DRP Offering. The shares of common stock covered by the Registration Statement were renamed and redesignated as Class C shares of common stock pursuant to amendments to the Company’s charter that became effective in August 2017.

The Registered Offering commenced on July 20, 2016. We intend to sell the shares of Class C common stock offered in our primary offering and pursuant to our distribution reinvestment plan until June 1, 2019, unless our board of directors terminates the offering at an earlier date or all shares being offered have been sold, in which case the offering will be terminated. If all of the shares we are offering have not been sold by June 1, 2019, our board of directors may further extend the offering in accordance with Rule 415 of the Securities Act. Rule 415 of the Securities Act permits us to file a new registration statement on Form S-11 with the SEC, so that we may continuously offer shares of our Class C common stock. If our board of directors determines to extend the offering beyond June 1, 2019, we will notify stockholders by filing a supplement to the prospectus for the Registered Offering with the SEC. We will also need to renew the registration statement or file a new registration statement in many states to continue the offering. We may terminate this offering at any time. Our board of directors will adjust the offering price of the primary offering shares and distribution reinvestment plan shares during the course of this offering as described elsewhere herein.

As of December 31, 2017, we had sold 9,055,175 shares of Class C common stock in the Registered Offering, including 319,150 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $90,551,753.

Also, as of December 31, 2017, we paid $2,707,517 to our Sponsor as reimbursement for organizational and offering costs, which reimbursement is subject to the 3% of gross offering proceeds limitation.

From the commencement of the Registered Offering through December 31, 2017, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $88,058,614, including net offering proceeds from our dividend reinvestment plan of $3,066,828. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $155,100,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $4,167,292 and $326,600 were used to pay acquisition fees and financing coordination fees to our Advisor, respectively. Our Sponsor was reimbursed for $2,707,517 of organizational and offering costs. See Note 9 of the Notes to our Consolidated Financial Statements for details about fees paid to affiliates. In addition, as of December 31, 2017, $288,370 of proceeds from the Offerings were used to fund stockholder distributions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2017, we issued 3,800 shares of Class C common stock to the Company’s directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.

During the three months ended December 31, 2017, we also issued 32 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $320. Such issuances were made in reliance of an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

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

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we may not pay distributions from operations. In these cases, distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor or other sources, if so elected by our Advisor. Historically, the sources of cash used to pay our distributions have been from net rental income received and deferral of management fees. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund out distributions from net rental income received and waivers or deferrals of Advisor asset management fees, In that event, we may expand the sources of cash used to fund out stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price. Distributions declared, distributions paid out, cash flows from operations and the source of distribution payments were as follows:

									Sources of Distribution Payment
							Cash flows			Waived
							(used in)			Advisor	Deferred
	Total		Distributions				provided by		Net Rental	Asset	Advisor Asset
	distributions		declared per	Cash distributions paid			operating		Income	Management	Management	Offering
Period	declared		share	Cash	Reinvested		activities		Received	Fees	Fees (3)	Proceeds

2016:
First Quarter 2016	$-		$-	$-	$-		$(91)		$-	$-	$-	$-
Second Quarter 2016	-		-	-	-		56,531		-	-	-	-
Third Quarter 2016	12,078		0.140	4,852	7,226		(589,184	)(1)	280	11,798	35,395	-
Fourth Quarter 2016	159,083	(1)	0.175	41,313	117,770		(139,388	)(1)(2)	113,803	15,703	47,108	-
2016 Totals	$171,161		$0.315	$46,165	$124,996		$(672,132)		$114,083	$27,501	$82,503	$-

2017:
First Quarter 2017	$486,862		$0.175	$100,126	$386,736		$182,764		$377,405	$27,316	$82,141	$-
Second Quarter 2017	824,641		0.175	152,193	672,448		1,248,798		629,515	48,709	146,417	-
Third Quarter 2017	1,120,503		0.175	212,300	908,203		1,114,810		658,133	43,499	130,501	288,370
Fourth Quarter 2017	1,368,619		0.175	268,911	1,099,708	(4)	1,244,465		1,272,850	24,016	71,753	-
2017 Totals	$3,800,625		$0.700	$733,530	$3,067,095		$3,790,837		$2,937,903	$143,540	$430,812	$288,370

(1)	Updated for immaterial corrections.

(2)	Includes the reclassification of $37,554 of distributions received in the fourth quarter of 2016 from our investment in Rich Uncles REIT I as a result of retroactively adopting ASU 2016-15.

(3)	During the year ended December 31, 2016, $35,395 and $17,531 of deferred Advisor asset management fees relating to the third quarter and fourth quarter 2016, respectively, were paid.

(4)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

In 2017 and 2016, we paid all of our dividends in cash. The following presents the federal income tax characterization of the distributions paid:

	Years ended December 31
	2017	2016
Ordinary income	$0.111	$0.000
Non-taxable distribution	0.589	0.320
Total	$0.700	$0.320

For the year ended December 31, 2017, distributions paid to our stockholders were 15.8% ordinary income, 0% capital gain, and 84.2% return of capital/non-dividend distribution. Distributions are paid on a monthly basis

Distributions to stockholders for the year ended December 31, 2017 were declared and paid monthly based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day		Declaration Date	Payment Date
2016
June 15 (date of purchase of first property)-30	$0.00180556		July 5, 2016	July 11, 2016
July 1-31	$0.00174731		August 10, 2016	August 11, 2016
August 1-31	$0.00174731		September 7, 2016	September 12, 2016
September 1-30	$0.00194440		October 7, 2016	October 11, 2016
October 1-31	$0.00188170		November 9, 2016	November 10, 2016
November 1-30	$0.00194440		December 12, 2016	December 12, 2016
December 1-31	$0.00188170		January 10, 2017	January 10, 2017

2017
January 1-31	$0.00188170		February 10, 2017	February 10, 2017
February 1-28	$0.00208333		March 10, 2017	March 10, 2017
March 1-31	$0.00188170		April 10, 2017	April 10, 2017
April 1-30	$0.00194440		May 10, 2017	May 10, 2017
May 1-31	$0.00188170		June 10, 2017	June 10, 2017
June 1-30	$0.00194440		July 11, 2017	July 11, 2017
July 1-31	$0.00188170		August 10, 2017	August 10, 2017
August 1-31	$0.00188170		September 11, 2017	September 11, 2017
September 1-30	$0.00194440		October 11, 2017	October 11, 2017
October 1-31	$0.00188170	(1)	November 10, 2017	November 10, 2017
November 1-30	$0.00194440	(1)	December 10, 2017	December 10, 2017
December 1-31	$0.00188170	(1)	January 19, 2018	January 25, 2018

2018
January 1-31	$0.00189113	(1)	February 1, 2018	February 26, 2018
February 1-28	$0.00209380	(1)	February 1, 2018	February 26, 2018
March 1-31	$0.00189113	(1)	March 20, 2018	April 25, 2018

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

Going forward, we expect our board of directors to continue to declare cash distributions based on daily record dates and to pay these distributions on a monthly basis, and after the Offerings to continue to declare stock distributions based on a single record date as of the end of the month, and to pay these dividends on a monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for stock dividends or cash distributions to stockholders. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet IRS REIT qualification standards.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors.” Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our Advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed cash flow from operations, to the extent that the Advisor defers payment of fees and reimbursements to which it is entitled.

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

Share Repurchase Program

Our board of directors has authorized a share repurchase program for our Class C common stock and a share repurchase program for our Class S common stock.

In accordance with our share repurchase program for our Class C common stock, the per share repurchase price depends on the length of time the redeeming stockholder has held such shares as follows: less than one year from the purchase date, 97% of the most recently published NAV per share; after at least one year but less than two years from the purchase date, 98% of the most recently published NAV per share; after at least two years but less than three years from the purchase date, 99% of the most recently published NAV per share; and after three years from the purchase date, 100% of the most recently published NAV per share. Our most recently published NAV per share effective as of January 19, 2018 is $10.05. Prior to January 19, 2018, repurchases under the share repurchase program of shares of our Class C common stock were made based on our initial offering price of $10.00 per share, subject to the same discounts for the length of time such shares were held as described above.

In accordance with our share repurchase program for our Class S common stock, shares of Class S common stock are not eligible for repurchase unless they have been held for at least one year. After this holding period has been met, Class S shares can be redeemed at the most recently published NAV, which is currently $10.05.

As of December 31, 2017, 303,004 shares had been tendered for redemption by the Company, which represented all redemption requests received in good order and eligible for redemption through December 31, 2017. All of these shares had been redeemed except for the 39,731 of shares in connection with the repurchase requests that were made in December 2017 and were repurchased on January 4, 2018. These shares were repurchased with the proceeds from reinvested dividends at 97% of the pre-NAV $10.00 price per share during the 12-month period and 98% of the pre-NAV $10.00 price per share during the 12- to 24-month period following a stockholder’s investment in the shares.

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

Additional limitations on share repurchases under the share repurchase program are as follows:

Post-NAV Calculation

Following the initial calculation of our NAV and NAV per share which occurred in January 2018, we are subject to the following limitations on the number of shares we may repurchase under the program:

•	Repurchases per month will be limited to no more than 2% of our most recently determined aggregate NAV, which the we currently intend to calculate on an annual basis, in January of each year (and calculated as of December 31 of the immediately preceding year). Repurchases for any calendar quarter will be limited to no more than 5% of our most recently determined aggregate NAV, which means we will be permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of our aggregate NAV in any 12-month period.

•	We currently intend that the foregoing repurchase limitations will be based on “net repurchases” during a quarter or month, as applicable. The term “net repurchases” means the excess of our share repurchases (capital outflows) over the proceeds from the sale of our shares (capital inflows) for a given period. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of our most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the offering (including purchases pursuant to our dividend reinvestment plan) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

•	While we currently intend to calculate the foregoing repurchase limitations on a net basis, our board of directors may choose whether the 5% quarterly limit will be applied to “gross repurchases,” meaning that amounts paid to repurchase shares would not be netted against capital inflows. If repurchases for a given quarter are measured on a gross basis rather than on a net basis, the 5% quarterly limit could limit the number of shares redeemed in a given quarter despite us receiving a net capital inflow for that quarter.

•	In order for our board of directors to change the basis of repurchases from net to gross, or vice versa, we will provide notice to our stockholders in a prospectus supplement to the prospectus for the Registered Offering or current or periodic report filed with the SEC, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended December 31, 2017. As of December 31, 2017, we have not repurchased any shares of our Class S common stock.

	Total number of Shares Requested to be Repurchased (1)	Total Number of Shares Repurchased During the Month	Average Price Paid per Share (2)	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
October 2017	21,651	19,980	$9.72	$439,348
November 2017	52,143	21,651	$9.72	$545,600
December 2017	39,731	52,143	$9.72	$648,006
Total	113,525	93,774	$9.72	$1,632,954

(1)	We generally repurchase shares approximately 5 days following the end of the applicable month in which requests were received and not withdrawn.
(2)	Because our initial calculation of NAV did not occur until January 2018, the maximum amount that could be repurchased was limited to 5% of the weighted average outstanding shares of Class C common stock in the prior 12 months less the actual shares repurchased during the same 12-month period. The dollar value is as of the last day of the month presented. The dollar value is calculated as (1) the maximum number of shares that could be repurchased (5% of the weighted average number of shares outstanding during the prior twelve months (or a shorter period if we had not been selling shares for twelve months) reduced by the number of shares already repurchased multiplied by (2) the repurchase price (which was 97% of the then-current $10.00 per share offering price for shares of Class C common stock held by the stockholder for less than a year (which would be most of the shares through December 31, 2017), 98% of the then-current $10.00 per share offering price for shares of Class C common stock held by the stockholder for more than a year and less than two years, 99% of the then-current $10.00 per share offering price for shares of Class C common stock held by the stockholder for more than a two years and less than three years, and 100% of the then-current $10.00 per share offering price for shares of Class C common stock held by the stockholder for more than three years).

Procedures for Repurchase

Post-NAV Calculation

Qualifying stockholders who desire to have their shares repurchased by us would have to give notice as provided on their personal on-line dashboard at www.RichUncles.com. All requests for repurchase must be received by our Advisor at least two business days prior to the end of a month. Stockholders may also withdraw a previously made request to have stockholder shares repurchased but must do so at least two business days prior to the end of a month. We will repurchase shares on the third business day after the end of a month in which a request for repurchase was received and not withdrawn.

As noted above, we may use cash not otherwise dedicated to a particular use to fund repurchases under the share repurchase program. However, we have the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that we lack readily available funds to do so due to market conditions beyond our control, our need to main liquidity for our operations or because we determine that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. Any determination to repurchase fewer shares than have been requested to be repurchased may be made immediately prior to the applicable date of repurchase. We will disclose any such determination to our current and prospective stockholders.

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

The following is selected financial data as of December 31, 2017, 2016 and 2015, and for the years ended December 31, 2017 and 2016 and for the period ended from May 14, 2015 (date of inception) to December 31, 2015, should be read in conjunction with the accompanying consolidated financial statements and related notes therefor and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	December 31,
Balance sheet data	2017	2016	2015
Total real estate investment, net	$149,759,638	$36,275,665	$--
Total assets	157,073,447	41,302,560	200,815
Mortgage notes payable, net	60,487,303	7,113,701	--
Unsecured credit facility, net	12,000,000	10,156,685	--
Total liabilities	77,777,232	18,874,794	7,000
Redeemable common stock	46,349	196,660	--
Total stockholders’ equity	79,249,866	22,231,106	193,815

	Years ended December 31,		Period from May 14, 2015 (date of inception) to
Operating data	2017	2016	December 31, 2015
Total revenues	$7,390,206	$861,744	$--
Net loss	(868,484)	(1,237,441)	(6,185)
Other data:
Cash flows provided by (used in) operations	3,790,837	(672,132)	815
Cash flows used in investing activities	(115,593,935)	(37,155,065)	--
Cash flows provided by financing activities	112,308,480	41,303,755	200,000
Per share data:
Distributions declared per common share:
Class C	0.700	0.32	--
Class S	0.175 (1)	--	--
Net loss per common share – basic and diluted (see Note 2 to the Notes to our consolidated financial statements)	(0.15)	(2.89)	(4.95)
Weighted-average number of common shares outstanding, basic and diluted	5,982,930	428,255	1,250

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” herein.

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

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.
•	We may not be able to maintain profitability.
•	The only source of cash for distributions to investors will be cash flow from our operations (including sales of properties) or waiver or deferral of reimbursements to our Sponsor or fees paid to our Advisor and proceeds from the sale of our common stock, only up to the amount of any rent abatements where we were able to negotiate a reduced purchase price.
•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	We are dependent upon our Advisor which has the right to terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty.

We were formed on May 14, 2015 as a Maryland corporation that elected to be treated as a REIT beginning with the taxable year ended December 31, 2016 and we intend to continue to operate in such a manner. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

We consider our Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no intention to list our shares of common stock for trading on a national securities exchange or other over-the-counter trading market. Although we have registered a fixed number of shares for the Registered Offering, we intend to effectively conduct a continuous offering of an unlimited amount of our shares of common stock over an unlimited time period by conducting an uninterrupted series of additional public offerings, subject to regulatory approval of our filings for such additional offerings. This perpetual-life structure is aligned with our overall objective of investing in real estate assets with a long-term view towards making regular cash distributions and generating capital appreciation.

Subject to certain restrictions and limitations, our business is externally managed by our Advisor, Rich Uncles NNN Operator, LLC, a limited liability company wholly owned by Brix, pursuant to the Advisory Agreement. Our Advisor manages our operations and our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management, and other administrative services on our behalf and is paid certain fees as set forth in the Notes to our Consolidated Financial Statements included herein.

We have investor relations personnel, but all expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and the Offerings and provide to administrative investor relations services. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organizational and offering costs, but reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.

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

Through December 31, 2017, the Company had sold 9,055,175 shares of its Class C common stock pursuant to the Registered Offering for aggregate gross offering proceeds of $90,551,752 and 3,000 shares of its Class S common stock pursuant to the Class S Offering for aggregate gross offering proceeds of $30,000.

Rich Uncles NNN REIT Operator, LLC, our Advisor, will make recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors subject to guidelines established by our board of directors.

As we accept subscriptions for shares in the Offerings, we will transfer substantially all of the net proceeds of the Offerings to our Operating Partnership as a capital contribution in exchange for units of general partnership and/or limited partnership interest that will be held by our wholly-owned subsidiary, Rich Uncles NNN LP, LLC; however, we will be deemed to have made capital contributions to the Operating Partnership in the amount of the gross offering proceeds received from investors. The REIT will be deemed to have simultaneously reimbursed the Sponsor for the costs associated with the Offerings, subject to a maximum of 3% of the gross offering proceeds.

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

Liquidity and Capital Resources

The Company’s proceeds from shares sold in the Offerings have been, and will continue to be, primarily for (i) property acquisitions; (ii) capital expenditures; (iii) payment of principal on our outstanding indebtedness and (iv) payment of fees to Advisor. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares, including those offered for sale through our dividend reinvestment plan, and from debt proceeds.

We expect that once we have fully invested the proceeds of the Offerings and other potential subsequent offerings, our debt financing and other liabilities, including our pro rata share of the debt financing of entities in which we invest, will be approximately 50% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets. We intend to limit our leverage to 50% of the cost of acquiring our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). This is an overall target. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. Our charter limits our borrowing to 50% of our net assets (equivalent to 50% of the cost of our assets) unless any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.

We may borrow amounts from our Advisor or Sponsor if such loan is approved by a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances. Any such loan will be included in determining whether we have complied with the borrowing limit in our charter. Neither our Advisor nor our Sponsor has any obligation to make any loans to us.

Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs.

As of December 31, 2017, the outstanding principal balance of the Company’s mortgage notes payable and the unsecured credit facility was $62,228,409 and $12,000,000, respectively. The unsecured credit facility matured on January 26, 2018. On February 1, 2018, the Company entered into a new $9,000,000 unsecured credit facility that matures on January 26, 2019. See Note 6 of the Notes to our Consolidated Financial Statements for additional information regarding our outstanding indebtedness. As of December 31, 2017, the Company’s pro rata share (approximately 4.4%) of REIT I’s mortgage notes payable was $2,794,426. As of December 31, 2017, the Company’s pro rata share (approximately 72.7%) of the TIC’s mortgage note payable was $10,515,557.

Generally, our policy is to pay distributions from cash flow from operations. During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we way not pay distributions from operations. In these cases, distributions may be pain in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Historically, the sources of cash used to pay our distributors have been from net rental income received and the waiver and deferral of management fees. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In that event, we may expand the sources of cash used to fund out stockholder distributions to include proceeds for the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price.

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

Portfolio Information

Our wholly owned real estate investments are as follows:

	December 31,
	2017	2016
Number of Properties:
Retail	8	7
Office	6	1
Industrial	4	1
Total	18	9

Leasable Square Feet:
Retail	140,384	68,443
Office	320,179	63,000
Industrial	324,616	45,465
Total	785,179	176,908

The above table does not include an approximate 72.7% interest in the tenant-in-common entity that owns 91,740 square feet of office property. Also, the above table does not include our approximate 4.4% interest in an affiliated REIT.

Cash Flow Summary

The following table summarizes our cash flow activity for the years ended December 31:

	2017	2016
Net cash provided by (used in) operating activities	$3,790,837	$(672,132)
Net cash used in investing activities	$(115,593,935)	$(37,155,065)
Net cash provided by financing activities	$112,308,480	$41,303,755

Cash Flows from Operating Activities

We have a limited operating history. As of December 31, 2017, we had only acquired 18 properties and one tenant-in-common real estate investment in which we have an approximate 72.7% interest and one real estate investment in an affiliated REIT in which we have an approximate 4.4% interest, as described in Item 2. Properties. Therefore, we have limited operations and independent financing. During the year ended December 31, 2017, net cash provided by operating activities was $3,790,837. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments as well as from operations for an entire year of the properties that were acquired in 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was $115,593,935 for the year ended December 31, 2017 and consisted primarily of the following:

•	$100,458,868 for the acquisition of nine real estate investments;
•	$685,160 for improvements to real estate;
•	$3,935,884 for payment of acquisition fees to affiliate; and
•	$10,542,594 investments in unconsolidated entities (TIC investment in a property located in Santa Clara, CA).

Net cash used in investing activities was $37,155,065 for the year ended December 31, 2016 and consisted primarily of the following:

•	$32,754,452 for the acquisition of nine real estate investments;
•	$231,408 for payment of acquisition fees to affiliates;
•	$3,640,634 for the investment in Rich Uncles Real Estate Investment Trust I (Rich Uncles REIT I); and
•	$500,000 received for escrow deposits for future real estate purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $112,308,480 for the year ended December 31, 2017 and consisted primarily of the following:

•	$60,505,707 of net cash provided by the issuance of common stock and investor deposits related to our Offerings, net of payments of organization and offering costs of $2,049,847;
•	$55,390,000 from borrowings from our unsecured credit facility, partially offset by payments on unsecured credit facility of $53,547,803;
•	$53,165,056 of net cash provided by debt financing as a result from mortgage notes payable of $55,369,988, partially offset by principal payments of $407,725, refundable loan deposits of $40,000, deferred financing costs to third parties of $1,430,607, and financing fees to affiliates of $326,600.
•	$2,472,571 net cash used in repurchases of shares of our Class C common stock under the share repurchase program; and
•	$731,209 of cash distributions, after giving effect to distributions reinvested by stockholders of $3,066,828.

Net cash provided by financing activities was $41,303,755 for the year ended December 31, 2016 and consisted primarily of the following:

•	$24,183,028 of net cash provided by the issuance of common stock and investor deposits related to our ongoing Registered Offering, net of payments of organizational and offering costs of $651,670;
•	$24,215,000 proceeds from borrowings from our unsecured credit facility, partially offset by payments in unsecured credit facility of $14,057,197;

•	$7,092,932 of net cash provided by debt financing as a result from mortgage notes payable of $7,319,700, partially offset by principal payments of $53,555 and deferred financing costs of $173,213;
•	$83,843 net cash used in repurchases of shares of Class C common stock under the share repurchase program; and
•	$46,165 of cash distributions, after giving effect to distributions reinvested by stockholders of $124,996.

Capital Resources

Generally, cash needs for property acquisitions, debt payments, capital expenditures, development and other investments will be funded by equity and debt offerings, bank borrowings, and to a lesser extent, by internally generated funds. Cash needs for operating and interest expense and dividends will generally be funded by internally generated funds. If available, future sources of capital include proceeds from the Offerings or future offerings of the Company’s equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Results of Operations

The SEC declared the registration statement for the Registered Offering effective on June 1, 2016 and we commenced our Registered Offering on July 17, 2016. During the period from May 14, 2015 to June 15, 2016, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for those periods.

The Company owned nine properties and an approximate 4.4% interest in an affiliated REIT at December 31, 2016. The Company acquired nine additional properties in 2017. In addition, during the year ended December 31, 2017, the Company acquired an approximate 72.7% interest in a TIC. We expect that the rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates to each increase in future periods as a result of owning the nine properties acquired in 2017 for an entire period and anticipated future acquisitions of real estate investments. The Company expects that its income from investments in unconsolidated entities will increase in future periods as a result of the tenant-in-common investment that was made in September 2017. Our results of operations for the year ended December 31, 2017 are not indicative of those expected in future periods as we are continuing to raise capital through the Offerings and acquire additional properties.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

 The increases in rental income, tenant recoveries, general and administrative expenses, depreciation and amortization, interest expense and property expense from the applicable prior-year periods were primarily due to properties acquired after December 31, 2016, as well as a complete year of operations from properties acquired.

Rental Income

Rental income for the years ended December 31, 2017 and 2016 was $6,140,444 and $709,982 respectively. The annualized rental income of the properties owned as of December 31, 2017 was $10,547,530.

Tenant Recoveries

Tenant recoveries were $1,249,762 and $151,762 for the years ended December 31, 2017 and 2016 respectively. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Fees to Affiliate

Expensed acquisition fees and management fees to affiliate for the years ended December 31, 2017 and 2016, were $872,281 and $591,073, respectively. Upon adopting ASU 2017-01 on October 1, 2016, acquisition fees have been capitalized as the Company’s investments were asset acquisitions. Acquisition fees totaling $3,661,684 and $505,608 were capitalized during the year ended December 31, 2017 and the three months ended December 31, 2016, respectively.

Subordinated participation fees to affiliates were $315,802 and $0 for the years ended December 31, 2017 and 2016, respectively.

The following fees for affiliates are included in other expense line items:

•	The asset management fees are equal to 1.2% per annum of the Company’s total investment value. Of the asset management fees, $143,540, and $27,051 of such fees were waived for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the cumulative amount of deferred asset management fees was $567,661. The Company expects that some of the deferred asset management fees will be paid in 2018.

•	Property management feed to affiliates for the years ended December 31, 2017 and 2016 were $20,251 and $0, respectively.
•	There were no disposition fees to affiliate in the years ended December 31, 2017 or 2016.

General and Administrative

General and administrative expenses for the years ended December 31, 2017 and 2016 were $3,742,896 and $1,276,535, respectively.

General and administrative expenses increased $2,466,361 for the year ended December 31, 2016 to $3,742,896 for the year ended December 31, 2017. These general and administrative expenses consisted primarily of investor relations payroll expense, professional legal and accounting fees, office supplies, bank services charges, and expense related to the shares issued to the board of directors for their compensation. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate investments.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2017 and 2016 were $3,081,554 and $493,185, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the years ended December 31, 2017 and 2016 were $1,637,984 and $395,110, respectively. See Note 6 of the Notes to our Consolidated Financial Statements included herein for the detail of the components of interest expense.

Property Expense

Property expense for the years ended December 31, 2017 and 2016 were $1,282,759 and $171,063, respectively. These expenses primarily relate to property taxes, insurance and repairs and maintenance expenses.

Expenses Reimbursed/Fees Waived by Sponsor or Affiliate

Expenses reimbursed/fees waived by Sponsor or affiliate for the years ended December 31, 2017 and 2016 were $2,468,138 and $979,102, respectively. The expenses reimbursed by the Sponsor for the years ended December 31, 2017 and 2016, of $2,324,598 and $951,601, respectively were payroll costs related to Company employees that answer questions from prospective stockholders.

Waived asset management fees for the years ended December 31, 2017 and 2016, were $143,540 and $27,501, respectively. The Company currently expects that no asset management fees will be waived in future years.

Other Income

Interest income for the years ended December 31, 2017 and 2016 were $7,215 and $977, respectively.

Income (losses) from investments in unconsolidated entities for the years ended December 31, 2017 and 2016 were $199,233 and ($79,271), respectively. This represents the Company’s approximately 4.4% share of the results of operations of Rich Uncles Real Estate Investment Trust I, including the recognition of certain amounts related to previous periods as described in Note 5 of the Notes to our Consolidated Financial Statements included herein and the Company’s approximately 72.7% share of the results of operations of the TIC for the period from September 28, 2017 through December 31, 2017.

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

During the primary Offerings, we are obligated to reimburse our Sponsor for organizational and offering costs related to the Offerings paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the Offerings as of the date of the reimbursement.

As of December 31, 2017, the Company had not directly incurred any organizational and offering costs related to the Offerings as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offerings are not recorded in our financial statements as of December 31, 2017 other than to the extent of 3% of the gross offering proceeds. Through December 31, 2017, our Sponsor had incurred organizational and offering costs on our behalf in connection with the Offerings of $6,954,932. As of December 31, 2017, the Company had recorded $2,723,462 of organizational and offering costs, of which $15,945 was payable to the Sponsor or affiliates.

Distributions

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we way not pay distributions from operations. In these cases, distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Historically, the sources of cash used to pay our distributors have been from net rental income received and the waiver and deferral of management fees. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In that event, we may expand the sources of cash used to fund out stockholder distributions to include proceeds for the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price.

A table of distributions declare, distributions paid out, the impact on cash flows from operations and the source of distribution payments is disclosed in PART II, ITEM 5. under Distribution Information.

Going forward, we expect our board of directors to continue to declare cash distributions based on daily record dates and to pay the distributions on a monthly basis, and after our Offerings, to continue to declare stock distributions based on a single record date as of the end of the month, and to pay these distributions on monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for stock dividends or cash distributions to stockholders. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet IRS REIT qualification standards.

Properties

We have a very limited operating history. As of December 31, 2017, we had only acquired 18 properties and one tenant-in-common real estate investment in which we have an approximate 72.7% interest and one real estate investment in an affiliated REIT in which we have an approximate 4.4% interest, as described in Item 2. Properties. Therefore, we have limited operations and independent financing. In evaluating these properties as a potential acquisition, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. We do not currently have plans to incur any significant costs to renovate, improve or develop the properties, other than as discussed below, and we believe that the properties are adequately insured. The Company has four tenants with leases that provide for tenant improvement allowances totaling $1,899,485, including an 72.7% share of the tenant improvement allowance for the Santa Clara property. We expect that the related improvements will be completed during the 2018 calendar year. There are restricted cash deposits of $944,582 that are available to be used to pay for these improvements. The remainder will be funded from operating cash flow or offering proceeds.

In addition, the Company has identified approximately $450,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2018 and 2019. Approximately $115,000 of these improvements are expected to be recoverable from the tenant through their operating expense recoveries. However, the Company will have to pay for the improvements and the recoveries will be billed over an extended period of time. The remaining costs of approximately $335,000 are not recoverable from tenants. These improvements will be funded from operating cash flows or offering proceeds.

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

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are or will be critical to our operations. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may have utilized different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Unconsolidated Entities

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

Fair Value of Financial Instruments

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ended December 31, 2016. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

Recent Accounting Pronouncements

See Note 2 of the Notes to our Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements at page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedure that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with the authorization of management and trust managers of the issuer; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions of that the degree of compliance with the policies or procedures may deteriorate.

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an emerging growth company as of December 31, 2017, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2017, we completed the execution of our remediation plan, as further described below. In connection with the evaluation required by Rule 13a-15(d), we identified the execution of this remediation plan as having materially affected, or being reasonably likely to materially affect, our internal control over financial reporting. Other than the execution of the remediation plan, there are no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Remediation of Material Weaknesses

We, with the concurrence and oversight of the audit committee of our board of directors, executed our remediation plan described in our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017 during the quarter ended December 31, 2017, as part of the remediation plan, management:

•	Completed our review and documentation of the financial close and related processes; and

•	Tested the design and implementation of key controls related to the financial close and related processes.

We verified that the aforementioned controls were appropriately designed and implemented as of December 31, 2017. We will continue to monitor and test, as applicable, the ongoing operating effectiveness of its new and enhanced controls.

Our internal controls over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. We recognize that any control system, no matter how well designed and operated is based upon certain judgements and assumptions and cannot provide absolute assurances that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Code of Business Conduct and Ethics

On March 10, 2017, our board of directors approved and adopted our Code of Business Conduct and Ethics (the “Code”) which was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016. The Code is also posted in the NNN REIT Corporate Governance section of our website at www.richuncles.com. To the extent required by SEC rules, we intend to promptly disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the Corporate Governance section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this Annual Report.

The following financial statement schedule is included herein at pages F-29 through F-30 of this Annual Report: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.

(b)	Exhibits

EXHIBITS LIST

Exhibit	Description
2.1	Agreement for Purchase and Sale of 2210-2260 Martin Avenue, Santa Clara, California, dated August 25, 2017, between San Tomas Income Partners LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on October 4, 2017)
2.2	Purchase Agreement, dated December 18, 2017, between Reasons Aviation, LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A (File No. 000-55776) filed with the Securities and Exchange Commission on January 8, 2018)
3.1	Articles of Amendment and Restatement of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on May 23, 2016)
3.2	Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to increase the authorized number of shares of our stock (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.3	Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to change the name and designation of our stock (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.4	Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to change our name to RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.5	Articles Supplementary of RW Holdings NNN REIT, Inc. reclassifying 100,000,000 unissued shares of Class C common stock as Class S common stock (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.6	Certificate of Notice, dated August 11, 2017 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (File No. 000-55776), filed August 17, 2017)
3.7	Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)
4.1	Form of Subscription Agreement for Class C Shares (Direct Investors) (incorporated by reference to Appendix A-1 to our Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on March 21, 2018)
4.2	Form of Subscription Agreement for Class C Shares (Registered Investment Advisors) (incorporated by reference to Appendix A-2 to our Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on March 21, 2018)
4.3	Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix C to our Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on March 21, 2018)
4.4	Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.4 to our Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on February 20, 2018)
4.5	Dividend Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)
4.6	Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)
10.1	Second Amended and Restated Advisory Agreement between RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operator, LLC and Rich Uncles, LLC, effective August 11, 2017 (incorporated by reference to Exhibit 10.1 to our Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on February 20, 2018)
10.2	Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on February 16, 2017)

10.3	Non-Solicitation Agreement between RW Holdings NNN REIT, Inc., Rich Uncles, LLC and Rich Uncles NNN REIT Operator, LLC (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K (File No. 333-205684) filed with the Securities and Exchange Commission on April 3, 2017)
10.4	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K (File No. 333-205684) filed with the Securities and Exchange Commission on April 3, 2017)
10.5	Commercial Earnest Money Contract (Real Estate Purchase Agreement) for Texas Harley-Davidson property, dated February 9, 2017 between Rich Uncles NNN Operating Partnership, LP and ANS Real Estate Ltd (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on February 16, 2017)
10.6	Business Loan Agreement, dated as of February 1, 2018 and executed on February 28, 2018, by and between RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P., Rich Uncles NNN LP, LLC and Pacific Mercantile Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)
10.7	Promissory Note, dated February 1, 2018, made by RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P. and Rich Uncles NNN LP, LLC and payable to the order of Pacific Mercantile Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)
10.8	Purchase and sale agreement and addendum for Maitland, Florida property acquisition (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on March 2, 2017)
10.9	Purchase and sale agreement and addendum for Melbourne, Florida property acquisition (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on March 2, 2017)
10.10	Purchase and sale agreement and addendum for Dallas/Fort Worth, Texas property acquisition (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on March 2, 2017)
10.11	Amended and Restated Agreement of Limited Partnership of Rich Uncles NNN Operating Partnership, LP between RW Holdings NNN REIT, Inc. and Rich Uncles NNN LP, LLC, dated August 11, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)
21.1	Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

RW Holdings NNN REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RW Holdings NNN REIT, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2017-01

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for determining whether acquisitions of real estate properties constitute a business combination effective October 1, 2016 as a result of the early adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Irvine, California
April 3, 2018

RW Holdings NNN REIT, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016

ASSETS
Real estate investments:
Land	$21,878,768	$5,369,238
Building and improvements	108,590,813	24,243,072
Tenant origination and absorption costs	8,340,774	3,632,731
Total investments in real estate property	138,810,355	33,245,041
Accumulated depreciation and amortization	(3,574,739)	(493,185)
Total investments in real estate property, net	135,235,616	32,751,856
Investments in unconsolidated entities (Note 5)	14,524,022	3,523,809
Real estate investments, net	149,759,638	36,275,665

Cash and cash equivalents	3,238,173	3,431,769
Restricted cash	944,582	245,604
Tenant receivables	1,263,095	114,320
Above-market leases, net	681,293	148,577
Due from affiliates (Note 9)	34,194	108,433
Purchase and other deposits	40,000	500,000
Prepaid expenses and other assets	1,104,573	478,192
Interest rate swap derivatives	7,899	-
TOTAL ASSETS	$157,073,447	$41,302,560

LIABILITIES & STOCKHOLDERS' EQUITY
Mortgage notes payable, net	$60,487,303	$7,113,701
Unsecured credit facility, net	12,000,000	10,156,685
Accounts payable, accrued and other liabilities	2,411,484	470,236
Below-market leases, net	1,584,229	150,767
Due to affiliates (Note 9)	907,377	383,422
Investor deposits	-	582,516
Share repurchases payable	386,839	17,467
TOTAL LIABILITIES	77,777,232	18,874,794

Commitments and contingencies (Note 10)

Redeemable common stock	46,349	196,660

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Class C common stock $0.001 par value, 300,000,000 and 200,000,000 shares authorized, 8,838,002 and 2,458,881 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	8,838	2,458
Class S common stock $0.001 par value, 100,000,000 shares authorized, 3,032 and 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	3	-
Additional paid-in-capital	85,324,921	23,643,435
Cumulative distributions and net losses	(6,083,896)	(1,414,787)
TOTAL STOCKHOLDERS' EQUITY	79,249,866	22,231,106
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$157,073,447	$41,302,560

See accompanying notes to consolidated financial statements

RW Holdings NNN REIT, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
Revenues:
Rental income	$6,140,444	$709,982
Tenant reimbursements	1,249,762	151,762
Total revenues	7,390,206	861,744

Expenses:
Fees to affiliates (Note 9)	1,188,083	591,073
General and administrative	3,742,896	1,276,535
Depreciation and amortization	3,081,554	493,185
Interest expense	1,637,984	395,110
Property expenses	1,282,759	171,063
Acquisition costs	-	73,027
Total expenses	10,933,276	2,999,993
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 9)	(2,468,138)	(979,102)
Net expenses	8,465,138	2,020,891

Other income (loss):
Interest income	7,215	977
Income (losses) from investments in unconsolidated entities	199,233	(79,271)
Total other (loss) income	206,448	(78,294)

Net loss	$(868,484)	$(1,237,441)

Net loss per common share, basic and diluted (Note 2)	$(0.15)	$(2.89)

Weighted-average number of common shares outstanding, basic and diluted	5,982,930	428,255

See accompanying notes to consolidated financial statements

RW Holdings NNN REIT, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2017 and 2016

						Cumulative
	Common Stock				Additional	Distributions	Total
	Class C		Class S		Paid-in	and Net	Stockholders'
	Shares	Amounts	Shares	Amounts	Capital	Losses	Equity
Balance, December 31, 2015	20,000	$20	-	$-	$199,980	$(6,185)	$193,815

Issuance of common stock	2,437,718	2,438	-	-	24,374,740	-	24,377,178
Offering costs	-	-	-	-	(731,315)	-	(731,315)
Distributions declared	-	-	-	-	-	(171,161)	(171,161)
Stock compensation expense	9,800	10	-	-	97,990	-	98,000
Redemption of common stock	(8,637)	(10)	-	-	(83,833)	-	(83,843)
Net loss	-	-	-	-	-	(1,237,441)	(1,237,441)
Reclassification to redeemable common stock	-	-	-	-	(214,127)	-	(214,127)
Balance, December 31, 2016	2,458,881	2,458	-	-	23,643,435	(1,414,787)	22,231,106

Issuance of common stock	6,617,457	6,617	3,032	3	66,198,278	-	66,204,898
Offering costs	-	-	-	-	(1,988,397)	-	(1,988,397)
Distributions declared	-	-	-	-	-	(3,800,625)	(3,800,625)
Stock compensation expense	16,300	16	-	-	162,984	-	163,000
Redemption of common stock	(254,636)	(253)	-	-	(2,472,318)	-	(2,472,571)
Net loss	-	-	-	-	-	(868,484)	(868,484)
Reclassification to redeemable common stock	-	-	-	-	(219,061)	-	(219,061)
Balance, December 31, 2017	8,838,002	$8,838	3,032	$3	$85,324,921	$(6,083,896)	$79,249,866

See accompanying notes to consolidated financial statements

RW Holdings NNN REIT, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(868,484)	$(1,237,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,081,554	493,185
Stock compensation expense	163,000	98,000
Straight-line rents	(965,846)	28,335
Amortization of lease incentives	130,689	58,310
Tenant reimbursement used for rent credit	(51,459)	(290,850)
Amortization of deferred financing costs	169,664	19,651
Amortization of above-market leases	83,770	17,209
Amortization of below-market leases	(68,699)	-
Unrealized gain on interest rate swap valuation	(7,899)	-
(Income) losses from investments in unconsolidated entities	(199,233)	79,271
Distributions from investments in unconsolidated entities	367,686	37,554
Changes in operating assets and liabilities:
Tenant receivables	(182,929)	-
Due from affiliate	45,668	(79,862)
Prepaid expenses and other assets	(91,871)	(143,657)
Accounts payable, accrued and other liabilities	1,323,371	225,586
Due to affiliate	861,855	22,577
Net cash provided by (used in) operating activities	3,790,837	(672,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(100,458,868)	(32,754,452)
Improvements to real estate	(685,160)	-
Payments of acquisition fees to affiliate	(3,935,884)	(231,408)
Repayment (funding) of amounts due to (from) affiliate	28,571	(28,571)
Investments in unconsolidated entities	(10,542,594)	(3,640,634)
Refundable purchase deposits and other acquisition costs	-	(500,000)
Net cash used in investing activities	(115,593,935)	(37,155,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from unsecured credit facility	55,390,000	24,215,000
Repayments of unsecured credit facility	(53,547,803)	(14,057,197)
Proceeds from mortgage notes payable	55,369,988	7,319,700
Principal payments on mortgage notes payable	(407,725)	(53,555)
Refundable loan deposits	(40,000)	-
Payments of deferred financing costs to third parties	(1,430,607)	(173,213)
Payments of financing fees to affiliates	(326,600)	-
Proceeds from issuance of common stock and investor deposits	62,555,554	24,834,698
Payment of offering costs	(2,049,847)	(651,670)
Payment of Class S commissions	(700)	-
Redemption of common stock	(2,472,571)	(83,843)
Distributions paid to common stockholders	(731,209)	(46,165)
Net cash provided by financing activities	112,308,480	41,303,755

Net increase in cash, cash equivalents and restricted cash	505,382	3,476,558

Cash, cash equivalents and restricted cash, beginning of year	3,677,373	200,815

Cash, cash equivalents and restricted cash, end of year	$4,182,755	$3,677,373

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,285,716	$349,120

Supplemental disclosure of noncash flow information:
Transfers to redeemable common stock	$219,061	$214,127
Distributions paid to common stockholders through common stock issuance pursuant to the dividend reinvestment plan	$3,067,095	$124,996
Increase in deferred commission payable to S Class distributor	$2,300	$-
Increase in lease incentive obligation	$858,389	$535,500
Reinvested distributions to investment in Rich Uncles REIT I	$-	$2,885
Tax withholding on distributions	$267	$-
Purchase deposits applied to acquisition of real estate	$500,000	$-
Increase in share repurchases payable	$369,372	$17,467
Increase in other offering costs due to affiliate	$-	$79,645
Capitalized acquisition fee payable	$-	$274,200

See accompanying notes to consolidated financial statements

RW HOLDINGS NNN REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND ORGANIZATION

Rich Uncles NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., but changed its name on October 19, 2015 to Rich Uncles NNN REIT, Inc. and again on August 14, 2017 to RW Holdings NNN REIT, Inc. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing corporate properties located in the United States, which are leased to credit worthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

The Company holds its investments in real property through special purpose wholly owned limited liability companies which are wholly owned subsidiaries of Rich Uncles NNN Operating Partners, L.P., a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of and owns a 99% partnership interest in the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 (“NNN LP”), owns the remaining 1% interest in the Operating Partnership and is its sole limited partner (“Limited Partner”). Rich Uncles NNN LP, LLC is wholly owned by the Company. The Company has no significant operations prior to its purchase of real estate properties in June 2016.

The Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the “Advisor”), a Delaware limited liability company pursuant to an advisory agreement, as amended (the “Advisory Agreement”). The Advisor is wholly owned by the Company’s sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC) (the “Sponsor”), a Delaware limited liability company whose members include Harold Hofer and Ray Wirta. On each of June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Sponsor at a purchase price of $10.00 per share.

On July 15, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of $100,000,000 of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering”) and, together with the Primary Offering (the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016 and on July 20, 2016, the Company began offering shares to the public. Pursuant to its securities offering registered with the SEC, the Company sells shares of “Class C” common stock directly to investors, initially at a purchase price of $10.00 per share, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

On August 11, 2017, the Company began offering up to 100,000,000 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering”) and, together with the Registered Offering (the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation except that the Class S common stock offered in the Class S offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees. On January 18, 2018, the Company’s board of directors approved and established an estimated NAV per share of the Company’s common stock of $10.05. Effective January 19, 2018, the purchase price per share of the Company’s common stock is $10.05.

Through December 31, 2017, the Company had sold 9,055,175 shares of “Class C” common stock in the Registered Offering, including 319,150 shares of Class C common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $90,551,753, and 3,032 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $30,324, including 32 shares of Class S common stock sold under its distribution reinvestment plan.

As of December 31, 2017, the Company had invested in eight retail properties, six office properties and four industrial properties and tenant-in-common real estate investment in which the Company has an approximate 72.7% interest and one real estate investment in an affiliated REIT in which it has an approximate 4.4% interest.

The Company continues to offer shares of common stock under its Offerings. In some states, the Company will need to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering. The Company may terminate the Registered Offering at any time.

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

Immaterial Correction

During 2017, the Company identified an immaterial misstatement within the statement of cash flows for the year ended December 31, 2016 related to the classification of cash received and reported as investor deposits which understated the net cash used in operating activities and understated net cash provided by financial activities by $582,516. Staff Accounting Bulletin: No. 99 – Materiality was used to evaluate the impact of the misstatement. The misstatement was corrected in the statement of cash flows for the year ended December 31, 2016 presented herein. Net cash used in operating activities for the year ended December 31, 2016 was previously reported as $127,170 as compared to $672,132. Net cash provided by financing activities for the year ended December 31, 2016 was increased by $582,516 to $41,303,755. These amounts also include the impact of the early adoption of ASU 2016-15 related to the classification of distributions from investments in unconsolidated entities in the statement of cash flows as described in Note 2 “New Accounting Standards Issued and Adopted.”

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

The Company records above-market and below-market in-place lease values for acquired Properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of above-market in-place leases plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining noncancelable terms of the respective lease, including any below-market renewal periods.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.

The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining term of the respective lease.

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

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of Properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

•	Buildings	30-48 years
•	Site improvements	Shorter of 15 years or remaining lease term
•	Tenant improvements	Shorter of 15 years or remaining lease term
•	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining lease term

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

Other Comprehensive Loss

For the years ended December 31, 2017 and 2016, other comprehensive loss is the same as net loss.

Revenue Recognition

The Company recognizes rental income from tenants under operating leases on a straight-line basis over the term of the lease when collectability of such amounts is reasonably assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, management of the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

In instances where the operating lease agreement has an early termination option, the termination penalty is based on a predetermined termination fee or based on the unamortized tenant improvements and leasing commissions.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to revolving credit facilities are reclassified to presentation as an asset in periods where there are no outstanding borrowings under the facility.

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

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate mortgage notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheet. The Company’s mortgage derivative instruments do not meet the hedge accounting criteria and therefore the change in the fair value are recorded as gain or loss on derivative instruments in the accompanying statement of operations. The gain or loss is included in interest expense.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2016. The Company expects to operate in a manner that will allow us to continue to qualify as a REIT for Federal income tax purposes. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including meeting various tests regarding the nature of our assets and our income, the ownership of our outstanding stock and distribution of at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2017. As of December 31, 2017, the returns for calendar year 2016 remain subject to examination by major tax jurisdictions.

Distributions

The Company intends, although is not legally obligated, to continue to make regular monthly distributions to holders of its shares at least at the level required to maintain REIT status unless the results of operations, general financial condition, general economic conditions or other factors inhibits the Company from doing so. Distributions are authorized at the discretion of the Company’s board of directors, which is directed, in substantial part, by its obligation to cause the Company to comply with the REIT requirements of the Internal Revenue Code. To the extent declared by the board of directors, through December 31, 2017 distributions are payable on the 10th day of the following month declared. Should the 10th day fall on a weekend, distributions were expected to be paid on the first business day thereafter. Effective on January 19, 2018, to the extent distributions are declared by the board of directors, they are payable on the 25th day of the following month declared. Should the 25th day fall on a weekend, distributions are expected to be paid on the first business day thereafter.

In 2017 and 2016, the Company paid all of its dividends in cash. The following presents the federal income tax characterization of the distributions paid:

	Years ended December 31
	2017	2016
Ordinary income	$0.111	$0.000
Non-taxable distribution	0.589	0.320
Total	$0.700	$0.320

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRP”) through which common stockholders may elect to reinvest any amount up to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the dividend reinvestment plan will acquire common stock at a price per share equal to the price to acquire a share of common stock in the Primary Offering. The initial price per share in the Offering, and as of the date of these financial statements, is $10.00 per share. The price is expected to adjust during the course of the Offering on an annual basis to equal the estimated Net Asset Value (“NAV”) per share. Effective January 19, 2018, the offering price was adjusted to the estimated NAV of $10.05.

Redeemable Common Stock

The Company has adopted a share repurchase program that enables stockholders to sell their stock to the Company in limited circumstances.

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

The Company records amounts that are redeemable under the share repurchase program as redeemable common stock in its consolidated balance sheets because the shares are redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share repurchase program at December 31, 2017 was limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of subject to 5% of the weighted-average number of shares outstanding during the prior 12 months.

When the Company determines it has a mandatory obligation to repurchase shares under the share repurchase program, it reclassifies such obligations from temporary equity to a liability based upon their respective settlement values.

As of December 31, 2017, 303,004 shares had been tendered for redemption by the Company, which represented all redemption requests received in good order and eligible for redemption through December 31, 2017. All of these shares had been redeemed except for the 39,731 of shares in connection with the repurchase requests that were made in December 2017 and were repurchased on January 4, 2018. These shares were repurchased with the proceeds from reinvested dividends at 97% of the pre-NAV $10.00 price per share during the 12-month period and 98% of the pre-NAV $10.00 price per share during the 12- to 24-month period following a stockholder’s investment in the shares.

In accordance with the Company’s share repurchase program for its Class C common stock, the per share repurchase price depends on the length of time the redeeming stockholder has held such shares as follows: less than one year from the purchase date, 97% of the most recently published NAV per share; after at least one year but less than two years from the purchase date, 98% of the most recently published NAV per share; after at least two years but less than three years from the purchase date, 99% of the most recently published NAV per share; and after three years from the purchase date, 100% of the most recently published NAV per share. The Company’s most recently published NAV per share effective as of January 19, 2018 is $10.05. Prior to January 19, 2018, repurchases under the share repurchase program of shares of the Company’s Class C common stock were made based on its initial offering price of $10.00 per share, subject to the same discounts for the length of time such shares were held as described above.

In accordance with the Company’s share repurchase program for its Class S common stock, shares of Class S common stock are not eligible for repurchase unless they have been held for at least one year. After this holding period has been met, Class S shares can be redeemed at the most recently published NAV, which is currently $10.05.

Limitations on Repurchase

The Company may, but are not required to, use available cash not otherwise dedicated to a particular use to pay the repurchase price, including cash proceeds generated from the dividend reinvestment plan, securities offerings, operating cash flow not intended for distributions, borrowings and capital transactions, such as asset sales or loan refinancings. The Company cannot guarantee that it will have sufficient available cash to accommodate all repurchase requests made in any given month.

In addition, the Company may not repurchase shares in an amount that would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Additional limitations on share repurchases under the share repurchase program are as follows:

Post-NAV Calculation

Following the initial calculation of the Company’s NAV and NAV per share which occurred in January 2018, the Company is subject to the following limitations on the number of shares it may repurchase under the program:

•	Repurchases per month will be limited to no more than 2% of the Company’s most recently determined aggregate NAV, which the Company currently intends to calculate on an annual basis, in January of each year (and calculated as of December 31 of the immediately preceding year). Repurchases for any calendar quarter will be limited to no more than 5% of the Company’s most recently determined aggregate NAV, which means the Company will be permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of its aggregate NAV in any 12-month period.

•	The Company currently intends that the foregoing repurchase limitations will be based on “net repurchases” during a quarter or month, as applicable. The term “net repurchases” means the excess of the Company’s share repurchases (capital outflows) over the proceeds from the sale of its shares (capital inflows) for a given period. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the offering (including purchases pursuant to its dividend reinvestment plan) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

•	While the Company currently intends to calculate the foregoing repurchase limitations on a net basis, the Company’s board of directors may choose whether the 5% quarterly limit will be applied to “gross repurchases,” meaning that amounts paid to repurchase shares would not be netted against capital inflows. If repurchases for a given quarter are measured on a gross basis rather than on a net basis, the 5% quarterly limit could limit the number of shares redeemed in a given quarter despite us receiving a net capital inflow for that quarter.

•	In order for the Company’s board of directors to change the basis of repurchases from net to gross, or vice versa, the Company will provide notice to its stockholders in a prospectus supplement to the prospectus for the Registered Offering or current or periodic report filed with the SEC, as well as in a press release or on its website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

Segments

The Company has invested in single-tenant income-producing Properties. The Company’s real estate Properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of December 31, 2017, the Company aggregated its investments in real estate into one reportable segment.

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding for the years ended December 31, 2017 and 2016.

We have presented earnings (loss) per share amounts on the accompanying statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for the allocating earnings (loss) in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss per share of $(0.15) per share for Class C shares and $(0.46) per share for Class S shares for the year ended December 31, 2017. The differences in earnings (loss) per share if allocated under this method primarily reflects the lower effective dividends per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding.

Distributions declared per share of Class C common stock were $0.700 and $0.320 for the years ended December 31, 2017 and 2016, respectively. Distributions declared per share of Class S common stock were $0.175 for the three months ended December 31, 2017. The distribution paid per share of Class S common stock is net of the deferred selling commission.

Square Footage, Occupancy and Other Measures

Square footage, occupancy and other measures used to describe real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

Reclassifications

Certain reclassifications have been made to the 2016 consolidated financial statements to conform with the 2017 consolidated financial statements presentation.

New Accounting Standards Issued and Adopted

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual period beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Effective October 1, 2016, the Company adopted ASU 2014-15 and it did not impact the Company’s consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance required an entity to evaluate if substantially all of the fair value of the gross assets acquitted is concentrated in a single identifiable asset of a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions of real estate to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be reported based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU 2017-01 as of October 1, 2016. As a result of the adoption of ASU 2017-01, the Company’s real estate acquisitions during the three months ended December 31, 2016 and year ended December 31, 2017 were determined to be asset acquisitions, and acquisition feed and expenses related to these acquisitions were capitalized.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 addresses certain issues where diversity in practice was identified. It amends existing guidance, which is principles based and often required judgment to determine the appropriate classification of cash flows as operation, investing or financing activities. In addition, ASU 2016-15 clarifies how the predominance principle should be applied when cash receipts and cash payment have aspects of more than one class of cash flows. On January 1, 2017, the Company early adopted this standard in its entirety on retrospective basis and determined that the only clarification to significantly impact the Company was the classification of distributions received from the Company’s equity investment in Rich Uncles REIT I. The update allows for the election to classify distributions received from equity method investments based on either a cumulative earnings approach or a nature of distribution approach. The Company has elected the nature of the distribution approach, in which cash flows generated from the operations of an unconsolidated entity are classified as a return on investment (cash inflow from operating activities) and cash flows that were generated from property sales, debt financing or sales of the Company’s investments are classified as a return of investment (cash inflows from investing activities). The Company adopted this approach based on the information available to us to determine the nature of the underlying activity that generated the distributions from unconsolidated entities. As a result of adopting ASU 2016-15, $37,554 of distributions from investments in unconsolidated entities was reclassified in the year ended December 31, 2016 statement of cash flows from cash flows from investing activities to cash flows from operating activities.

In November 2016, the FASB issued ASU No 2016-18, Statement of Cash Flow Topics (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flow, and transfer between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2016 and the standard was adopted retrospectively for all periods presented. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the Consolidated Statement of Cash Flows. Therefore, $245,604 of restricted cash at December 31, 2016 has been included as cash, cash equivalents and restricted cash on the December 31, 2016 statement of cash flows and not as a component of net cash provided by financing activities.

New Accounting Standards Issued and Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-06). ASU 2014-09, as amended, required an entity to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The ASU required an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also to provide certain additional disclosures. The Company evaluated each of its revenue streams and their related accounting policies under ASU 2014-09. Rental income and tenant recoveries earned from leasing its real estate properties are excluded from ASU 2014-09 and will be assessed with the adoption of the lease ASU discussed below. The Company will adopt ASU 2014-09 effective as of January 1, 2018 and utilize the modified retrospective transition method. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial position or consolidated results of operations. ASU 2014-09 supersedes the revenue requirement in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Under ASU 2016-02, the accounting applied by a lessor is largely unchanged from that applied under Leases (Topic 840). The large majority of operating leases shall remain classified as operating leases and lessors should continue to recognize rental income for those leases on a straight-line basis over the lease term. ASU 2016-02 may impact the timing, recognition, presentation and disclosures related to the Company’s tenant recoveries earned from leasing its real estate properties, although the Company does not expect a significant impact. ASU 2016-02 is effective for the Company on January 1, 2019. The Company expects to adopt the practical expedients available for implementation under ASU 2016-02. By adopting the practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease and (ii) the lease classification at the adoption date for expired or existing leases. ASU 2016-02 will also require new disclosures within the notes to the Company’s consolidated financial statements. The Company is continuing to evaluate the impact of adopting ASU 2016-02 and it intends to consider industry practice and potential updates to ASU 2016-02.

NOTE 3. SUPPLEMENTAL DETAIL FOR CERTAIN CONSOLIDATED BALANCE SHEET LINE ITEMS

		December 31,
		2017	2016
A.	Tenant receivables:
	Straight-line rent	$995,822	$29,976
	Tenant rent	27,460	84,344
	Tenant recoveries	239,813	-
		$1,263,095	$114,320

B.	Accounts payable, accrued expenses and other liabilities:
	Accounts payable	$244,430	$82,200
	Accrued expenses	571,308	105,600
	Accrued interest payable	186,841	26,339
	Unearned rent	548,266	11,447
	Deferred commission payable	2,250	-
	Lease incentive obligation	858,389	244,650
		$2,411,484	$470,236

NOTE 4. REAL ESTATE

As of December 31, 2017, the Company’s real estate portfolio consisted of eighteen properties in eight states consisting of eight retail, six office and four industrial properties. The following table provides summary information regarding the Company’s real estate as of December 31, 2017:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo	Orlando, FL	6/15/2016	Office	$9,855,847	$1,053,637	$(763,575)	$10,145,909
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(505,603)	4,347,768
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(45,274)	1,352,840
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(57,941)	1,626,488
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(43,500)	1,263,090
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(41,707)	1,244,328
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(42,804)	1,170,925
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(41,589)	1,146,905
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(511,018)	9,092,762
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(619,898)	13,104,292
exp US Services	Maitland, FL	3/27/2017	Office	5,920,121	388,248	(171,902)	6,136,467
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	-	(217,815)	12,960,473
Wyndham	Summerlin, NV	6/22/2017	Office	9,447,270	669,232	(157,378)	9,959,124
Williams Sonoma	Summerlin, NV	6/22/2017	Office	7,531,809	550,486	(140,531)	7,941,764
Omnicare	Richmond, VA	7/20/2017	Industrial	7,042,928	281,442	(105,392)	7,218,978
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(66,140)	6,357,958
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,841,144	1,013,948	(42,672)	12,812,420
AvAir	Chandler, AZ	12/28/2017	Industrial	27,353,125	-	-	27,353,125
				$130,469,581	$8,340,774	$(3,574,739)	$135,235,616

Current Period Acquisitions

2017:

During the year ended December 31, 2017, the Company acquired the following properties, excluding the Company’s investment in a tenant-in-common (“TIC”) ownership interest in the Santa Clara, CA property (“Santa Clara”) as discussed in Note 5:

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases	Total
Northrop Grumman	$1,191,024	$11,191,967	$1,341,199	$-	$-	$13,724,190
exp US Services	785,801	5,134,320	388,248	616,486	-	6,924,855
Harley	1,145,196	12,033,092	-	-	-	13,178,288
Wyndham	4,144,069	5,303,201	669,232	-	-	10,116,502
Williams Sonoma	3,546,744	3,478,337	550,486	-	(364,555)	7,211,012
Omnicare	800,772	6,242,156	281,442	-	-	7,324,370
EMCOR	427,589	5,533,021	463,488	-	(285,562)	6,138,536
Husqvarna	974,663	10,866,481	1,013,948	-	(852,044)	12,003,048
AvAir	3,493,673	23,859,451	-	-	-	27,353,124
	$16,509,531	$83,642,026	$4,708,043	$616,486	$(1,502,161)	$103,973,925

Purchase price	$103,973,925
Purchase deposits applied	(500,000)
Acquisition fees to affiliate	(3,015,057)
Cash paid for acquisition of real estate investments	$100,458,868

The noncancellable lease terms of the properties acquired during the year ended December 31, 2017 are as follows:

Property	Lease Expiration
Northrop Grumman	5/31/2021
exp US Services	11/30/2026
Harley	4/12/2032
Wyndham	2/28/2025
Williams Sonoma	10/31/2022
Omnicare	5/31/2026
EMCOR	2/28/2027
Husqvarna	6/30/2027(1)
AvAir	12/31/2032

(1)	The tenant’s right to cancel lease on June 30, 2025 was not determined to be probable for financial accounting purposes.

The Company recorded these acquisitions as asset acquisitions and capitalized $3,507,580 of acquisition fees and costs for the year ended December 31, 2017. During year ended December 31, 2017, the Company recognized $4,413,353 of total revenue related to these properties.

F-16

2016:

During the year ended December 31, 2016, the Company acquired the following properties:

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases	Total
Accredo	$1,706,641	$7,950,221	$1,053,638	$-	$-	$10,710,500
Walgreens	1,033,105	3,114,843	705,423	166,629	-	5,020,000
Dollar General, Litchfield	293,912	987,900	116,302	-	-	1,398,114
Dollar General, Wilton	212,035	1,331,741	140,653	-	-	1,684,429
Dollar General, Thompsontown	217,912	981,948	106,730	-	-	1,306,590
Dollar General, Mt. Gilead	283,578	890,610	111,847	-	-	1,286,035
Dollar General, Lakeside	176,515	936,357	100,857	-	-	1,213,729
Dollar General, Castalia	154,677	947,409	86,408	-	-	1,188,494
Dana	1,290,863	7,102,043	1,210,873	-	(151,610)	9,452,169
	$5,369,238	$24,243,072	$3,632,731	$166,629	$(151,610)	$33,260,060

Purchase price	$33,260,060
Acquisition fees to affiliates	(505,608)
Cash paid for acquisition of real estate investments	$32,754,452

The noncancellable lease terms of the properties acquired during the year ended December 31, 2016 are as follows:

Property	Lease Expiration
Accredo	2/28/2021
Walgreens	6/14/2021
Dollar General, Litchfield	9/30/2030
Dollar General, Wilton	7/31/2030
Dollar General, Thompsontown	10/31/2030
Dollar General, Mt. Gilead	6/30/2030
Dollar General, Lakeside	5/31/2030
Dollar General, Castalia	5/31/2030
Dana	6/30/2024

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

Operating Leases

As of December 31, 2017, the Company’s portfolio’s asset concentration (greater than 10% of total assets) was as follows:

Property and Location	Net Carrying Value	Percentage of Total Assets
AvAir	$27,353,125	17.4%

As of December 31, 2017, the future minimum contractual rent payments due under the Company’s operating leases, excluding any renewal periods, are as follows:

2018	$10,621,181
2019	10,872,205
2020	10,825,620
2021	9,728,540
2022	8,809,117
Thereafter	54,293,469
$105,150,132

Revenue Concentration

For the year ended December 31, 2017, the Company’s portfolio’s revenue concentration (greater than 10% total revenue) was as follows:

Property and Location	Revenue	Percentage of Total Revenue
AvAir, AZ	$2,100,000	19.9%
Northrop Grumman, FL	$1,162,274	11.0%

As of December 31, 2017, no other tenant accounted for more than 10% of the total revenue.

For the year ended December 31, 2016, the Company’s portfolio’s revenue concentration (greater than 10% total revenue) was as follows:

Property and Location	Effective Annual Base Rent	Percentage of Total Revenue
Accredo, Orlando FL	$872,550	36.0%
Walgreens, Stockbridge, GA	$360,000	14.8%
Dana, Cedar Park, TX	$656,076	27.0%

As of December 31, 2017, no other tenant accounted for more than 10% of the total revenue.

Intangibles

As of December 31, 2017, the Company’s intangibles were as follows:

	Tenant origination and absorption costs	Above-market leases	Below-market leases
Cost	$8,340,774	$783,115	$(1,653,771)
Accumulated amortization	(1,192,318)	(101,822)	69,542
Net amount	$7,148,456	$681,293	$(1,584,229)

As of December 31, 2016, the Company’s intangibles were as follows:

	Tenant origination and absorption costs	Above-market leases	Below-market leases
Cost	$3,632,731	$166,629	$(151,610)
Accumulated amortization	(210,404)	(18,052)	843
Net amount	$3,422,327	$148,577	$(150,767)

As of December 31, 2017, amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-market leases
2018	$1,214,317	$97,045	$147,699
2019	1,214,317	97,045	147,699
2020	1,214,317	97,045	147,699
2021	798,057	78,994	147,699
2022	507,882	63,719	128,055
Thereafter	2,199,566	247,445	865,380
	$7,148,456	$681,293	$1,584,231

Weighted-Average Remaining Amortization Period	8.97 years	7.99 years	15.34 years

NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities are as follows:

	December 31,
	2017	2016
RU Martin Street Santa Clara (“TIC”) (1)	$11,103,547	$-
Rich Uncles Real Estate Investment Trust I (“REIT I”)	3,420,475	3,523,809
	$14,524,022	$3,523,809

(1) The Company’s investment includes $626,073 of acquisition fees paid to affiliate (see Note 9).

The Company’s income (losses) from investments in unconsolidated entities is as follows:

	Years ended December 31
	2017	2016
TIC	$30,038	$-
REIT I	169,195	(79,271)
	$199,233	$(79,271)

TIC

On September 28, 2017, the Company acquired an approximate 72.7% TIC interest in the Santa Clara property. The remaining approximate 27.3% undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and the Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor. The Santa Clara property does not qualify as a VIE and consolidation is not required as the Company does not control the TIC. Therefore, the Company accounts for its interest in the TIC using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations.

The following is summarized financial information for the TIC:

December 31, 2017
ASSETS:
Real estate investments, net	$32,587,034
Cash and cash equivalents	615,436
Other assets	103,700
Total assets	$33,306,170

LIABILITIES
Mortgage notes payable, net	$14,235,256
Below-market lease, net	3,247,480
Other liabilities	246,085
Total liabilities	17,728,821
TOTAL EQUITY	15,577,349
TOTAL LIABILITIES AND EQUITY	$33,306,170

Period from September 28, 2017 through December 31, 2017
TOTAL REVENUE	$757,850

EXPENSES:
Interest expense	154,339
Depreciation and amortization	410,722
Other expense	151,477
Total expenses	716,538
NET INCOME	$41,312

REIT I

The Company’s investment in REIT I represented an approximate 4.40% and 4.45% ownership interest as of December 31, 2017 and, 2016 respectively. Through March 31, 2017, the Company had recorded its share of income (losses) of REIT I based on estimates of REIT I’s results of operations. In July 2017, REIT I’s consolidated financial statements for the year ended December 31, 2016 were prepared and audited. The Company’s share of income (losses) of REIT I for the year ended December 31, 2016 should have been an income of $30,038 rather than a loss of ($79,271), which was recorded. For the year ended December 31, 2017, the Company recorded its share of income from REIT I of $169,195, which included $109,309 related to periods prior to January 1, 2017, as described above.

The following is summarized financial information for REIT I:

	December 31,
	2017	2016
ASSETS:
Real estate investments, net	$131,166,670	$105,462,499
Cash and cash equivalents and restricted cash	6,027,807	13,465,152
Other assets	2,658,777	2,479,919
Total assets	$139,853,254	$121,407,570
LIABILITIES
Mortgage notes payable, net	$62,277,387	$38,705,103
Below-market lease, net	3,966,008	4,841,757
Other liabilities	2,937,247	3,266,878
Total liabilities	69,180,642	46,813,738
REDEEMABLE COMMON STOCK	586,242	1,229,644
TOTAL STOCKHOLDER EQUITY	70,086,370	73,364,188
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDER'S EQUITY	$139,853,254	$121,407,570

	Years ended December 31,
	2017	2016
TOTAL REVENUE	$12,816,460	$6,414,592
EXPENSES:
Depreciation and amortization	5,654,451	3,134,979
Interest expense	2,503,810	768,122
Other expense	4,033,242	4,403,040
Total expenses	12,191,503	8,306,141
OTHER INCOME:
Gain on sale of real estate investment property, net	747,957	-
Other income	22,133	161
Total other income	770,090	161
NET INCOME (LOSS)	$1,395,047	$(1,891,388)

NOTE 6. DEBT

Mortgage Notes Payable

As of December 31, 2017 and 2016, the Company’s mortgage notes payable consisted of the following:

	2017			2016
Collateral	Principal Amount	Deferred Loan Costs, net	Net Balance	Principal Amount	Deferred Loan Costs, net	Net Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreen properties	$7,133,966	$(124,763)	$7,009,203	$7,266,145	$(152,444)	$7,113,701	3.95%	3.95%	7/1/2021
Dana property	4,709,889	(125,132)	4,584,757	-	-	-	4.56%	4.56%	4/1/2023

Six Dollar General properties	3,951,846	(153,290)	3,798,556	-	-	-	4.69%	4.69%	4/1/2022
Wyndham property (2)	5,920,800	(109,936)	5,810,864	-	-	-	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,699,200	(85,227)	4,613,973	-	-	-	One-month LIBOR+2.05%	4.05%	6/5/2022
Omnicare property	4,423,574	(169,372)	4,254,202	-	-	-	4.36%	4.36%	5/1/2026
Harley property	6,983,418	(200,811)	6,782,607	-	-	-	4.25%	4.25%	9/1/2024

Northrop Grumman property	5,945,655	(217,584)	5,728,071	-	-	-	4.40%	4.40%	3/2/2021
EMCOR property	2,955,000	(83,743)	2,871,257	-	-	-	4.35%	4.35%	12/1/2024
exp US Services property	3,505,061	(140,382)	3,364,679	-	-	-	Initial 4.25%; 3.25% + T-Bill index starting 11/18/2022	4.25%	11/17/2024
AvAir property	12,000,000	(330,866)	11,669,134	-	-	-	8.25%	8.25%	1/1/2019
	$62,228,409	$(1,741,106)	$60,487,303	$7,266,145	$(152,444)	$7,113,701

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of December 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see Note 6.

(2)	The loans on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the loans is an event of default under the terms of both loans. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.

Unsecured Credit Facility

On June 7, 2016, the Operating Partnership (“Borrower”) entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). Pursuant to the Unsecured Credit Agreement, the Borrower has a $12,000,000 unsecured credit facility with an interest rate equal to 1% over an independent index, that is the highest rate on corporate loans posted by at least 75% of the thirty (30) largest banks in the United States, known as The Wall Street Journal Prime Rate, as published in the Wall Street Journal. Payments under the Unsecured Credit Agreement are interest only and are due on the 15th day of each month. The Unsecured Credit Agreement initially had a maturity date of June 15, 2017. On May 12, 2017, the maturity date of the Unsecured Credit Agreement was extended to October 28, 2017. On October 4, 2017, the maturity date of the unsecured credit agreement was extended to January 26, 2018. The effective interest rate for borrowings under the Unsecured Credit Agreement during the year ended December 31, 2017 was 5.14%.

The Unsecured Credit Agreement is guaranteed in the amount of $12,000,000 by the Company, Rich Uncles NNN LP, LLC, Harold Hofer and Ray Wirta and trusts affiliated with the aforementioned individuals. The guarantees are to be released once the Company has book equity of $60,000,000.

On February 1, 2018, the Company, the Operating Partnership and the Limited Partner (collectively the “Borrower”) entered into a new credit agreement (“New Credit Facility”) with the Lender. Pursuant to the New Credit Facility, the Borrower has a $9,000,000 unsecured credit facility with an interest rate equal to 1% over the Wall Street Journal Prime Rate index. The New Credit Facility matures on January 26, 2019.

The New Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in the Unsecured Credit Agreement. The Company’s ability to borrow under the New Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, dividends, corporate existence and financial obligations.

The New Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Lender may accelerate the repayment of amounts outstanding under the New Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

The New Credit Facility is secured by guarantees executed by Raymond Wirta, Chairman of the Board of the Company, a trust belonging to Mr. Wirta, Harold Hofer, President and Chief Executive Officer of the Company, and a trust belonging to Mr. Hofer, each in the amount of $9,000,000. Such guaranties become effective upon certain triggering events, including an event of default under the New Credit Facility and the failure by Borrowers to pay one or more subsequent advances within 90 days of disbursements.

The following summarizes the future principal repayments of the Company’s mortgage notes payable and Unsecured Credit Facility as of December 31, 2017:

	Mortgage Notes Payable	Unsecured Credit Facility		Total
2018	$893,957	$12,000,000	(1)	$12,893,957
2019	12,936,994	-		12,936,994
2020	974,540	-		974,540
2021	7,571,163	-		7,571,163
2022	13,923,743	-		13,923,743
Thereafter	25,928,012	-		25,928,012
Total principal	62,228,409	12,000,000		74,228,409
Deferred financing costs, net	(1,741,106)	-		(1,741,106)
Total	$60,487,303	$12,000,000		$72,487,303

(1)         The principal balance of the Unsecured Credit Facility was repaid on February 1, 2018.

The following is a reconciliation of the components of interest expense:

	Year Ended December 31
	2017	2016
Mortgage notes payable
Interest expense (1)	$1,197,582	$154,625
Amortization of deferred financing costs	168,546	18,222
Unrealized gain on interest rate swaps (see Note 7)	(7,899)	-
Unsecured credit facility
Interest expense	248,637	219,874
Amortization of deferred financing costs	1,118	1,429
Forfeited loan fee	30,000	960
Total interest expense	$1,637,984	$395,110

(1)	Includes $45,728 and $0 for years ended December 31, 2017 and 2016, respectively, of monthly payments to settle the Company’s interest rate swaps. Accrued interest payable of $6,231 at December 31, 2017 represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through December 31, 2017. The Company had no swap agreements as of December 31, 2016.

NOTE 7. INTEREST RATE SWAP DERIVATIVES

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

During June 2017, the Company (or wholly owned limited liability company subsidiaries) entered into interest rate swap agreements with amortizing notional amounts relating to two of its mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	December 31, 2017
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate as of 6/30/2016	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	2	$10,620,000	One-month LIBOR + applicable spread/Fixed at 4.05%-4.34%	4.21%	7.21 years

(i)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amount (outstanding principal balance at the maturity date) as of December 31, 2017 was $9,083,700.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the consolidated balance sheet as of December 31, 2017:

Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value
Interest Rate Swaps	Asset – Interest rate swap derivatives, at fair value	2	$7,899

The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the accompanying consolidated statements of operations. None of the Company’s derivatives at December 31, 2017 were designated as hedging instruments; therefore the net realized gain recognized on interest rate swaps of $7,899 was recorded as a reduction in interest expense for year ended December 31, 2017.

NOTE 8. FAIR VALUE DISCLOSURES

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

Cash and cash equivalents, restricted cash, tenant receivables, purchase and other deposits, prepaid expenses and other assets, accounts payable, accrued liabilities and other liabilities, due to affiliates, investor deposits and share purchases payable:  These balances approximate their fair values due to the short maturities of these items.

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of December 31, 2017 and 2016:

	2017			2016
	Face value	Carrying value	Fair value	Face value	Carrying value	Fair value
Mortgage notes payable	$62,228,408	$60,487,303	$62,363,284	$7,266,145	$7,113,701	$7,226,145

Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company paid its independent members of its board of directors for services rendered. The total amount paid was $163,000 and $98,000 for the years ended December 31, 2017 and 2016, respectively.

The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organizational and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for Rich Uncles REIT I. During the years ended December 31, 2017 and 2016, no other business transactions occurred between the Company and Rich Uncles REIT I, other than described below or elsewhere herein, and those relating to the Company’s investment in Rich Uncles REIT I.

Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the years ended December 31, 2017 and 2016, respectively:

	Year ended December 31, 2017		December 31, 2017		Year ended December 31, 2016	December 31, 2016
	Incurred		Receivable	Payable	Incurred	Receivable		Payable
Expensed:
Acquisition fees	$-		$-	$-	$474,121	$-		$-
Asset management fees (2)	872,281		-	567,661	116,952	-		29,577
Subordinated participation fees	315,802		-	315,802	-	-		-
Fees to affiliates	1,188,083		-	-	591,073	-		-

Property management fees*	20,251		-	7,969	-	-		-
Expense reimbursements from Sponsor (1)	(2,324,598)		34,194	-	(951,601)	79,862		-
Waiver of asset management fees (2)	(143,540)		-	-	(27,501)	-		-
Capitalized:
Acquisition fees	3,661,684	(7)	-	-	505,608	-		274,200
Financing coordination fees	326,600		-	-	-	-		-
Additional paid-in-capital:
Reimbursable organizational and offering expenses (3)	1,986,147		-	15,945	731,315	-		79,645

Other:
Costs advanced by Rich Uncles REIT I	48,418	(4)	-	-	28,571	28,571	(5)	-
Contribution payable to TIC (6)	363,168		-	-	-	-		-
			$34,194	$907,377		$108,433		$383,422

* Property management fees are classified within property operating expenses on the accompanying statements of operations.

F-24

(1)

The Company records payroll costs related to Company employees that answer questions from prospective stockholders. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. The receivable related to this is reflected in “Due from affiliates” in the Consolidated Balance Sheets.

(2)	To the extent the Advisor elects, in its sole discretion to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the years ended December 31, 2017 and 2016, the Advisor waived $143,540 and $27,501, respectively, of asset management fees, which are not subject to future recoupment by the Advisor.

(3)	As of December 31, 2017, the Sponsor had incurred $6,924,999 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.

(4)	The Company incurred $48,418 for year ended December 31, 2017 of interest on its unsecured credit facility. This amount was the result of a bank error. The monthly interest payment that was due on the unsecured credit facility was withdrawn from REIT I’s bank account rather than from the Company’s bank account. These amounts were repaid during the year ended December 31, 2017.

(5)	The Company incurred $28,571 of costs in conjunction with due diligence for a property acquisition which were owed to the Company from Rich Uncles REIT I as of December 31, 2016 and were repaid during the year ended December 31, 2017.

(6)	After closing the acquisition of the Santa Clara property, the Company received $363,168 from the title company. These proceeds represent cash received by the title company in excess of the amounts needed to acquire the property. At December 31, 2017, these proceeds were paid in full to the TIC which owns the property.

(7)	Includes $626,073 relating to the Santa Clara property. See Related Party Transactions with Unconsolidated Entities.

Organizational and Offering Costs

Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined by the Sponsor) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross offering proceeds. As of December 31, 2017, the Sponsor has incurred organizational and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future stockholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of December 31, 2017, the Company has reimbursed the Sponsor $2,707,517 in organizational and offering costs. The Company’s maximum liability for organizational and offering costs through December 31, 2017 was $2,723,462, of which $15,945 was payable as of December 31, 2017 and is included in “Due to affiliates” in the Consolidated Balance Sheet.

Investor Relations Payroll Expense Reimbursements from Sponsor

The Company employs investor personnel that answer inquiries from potential investors regarding the Company and/or its Registered Offering. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses.

Acquisition Fees

The Company shall pay the Advisor a fee in an amount equal to 3.0% of the Company’s contract purchase price of its properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable and shall not exceed 6.0% of the contract price of the property.  However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

Asset Management Fees

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

Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the years ended December 31, 2017 and December 31, 2016 were $872,281 and 116,952, respectively, of which $143,540 and $27,501, respectively, was waived. Asset Management Fees payable at December 31, 2017 and 2016 were $567,661 and $29,577, respectively.

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

Disposition Fees

For substantial assistance in connection with the sale of properties, the Company shall pay to its Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Company’s Advisor or its affiliates, the disposition fees paid to its Advisor, its Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the year ended December 31, 2017 nor 2016.

Subordinated participation Fees

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

(ii)	40% of the product of: (a) the amount by which aggregate distributions to stockholders during the annual period, excluding return of capital distributions, divided by the weighted average number of shares outstanding for the annual period, exceed the Preferred Return, multiplied by (b) the weighted average number of shares outstanding for the annual period calculated on a monthly basis.

Leasing Commission Fees

If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of the property or properties to unaffiliated third parties, then the Company shall pay to the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. To the extent that an unaffiliated real estate broker assists in such leasing services, any compensation paid by the Company to the Advisor or any of its affiliates will be reduced by the amount paid to such unaffiliated real estate broker. There were no leasing commission fees incurred during the year ended December 31, 2017 nor 2016.

Other Operating Expense Reimbursement

Under the charter, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (2%/25% Limitation). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Conflicts Committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organizational and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.

Operating expense reimbursements for the four fiscal quarters ended December 31, 2017 exceeded the 2%/25% Limitation. The Conflicts Committee approved the operating expenses above the 2%/25% Limitation, as they determined that the relationship of the Company’s operating expenses to average invested assets were justified for the year ended December 31, 2017 given the costs of operating a public company and the early stage of operations.

Related Party Transactions with Unconsolidated Entities

The Company’s portion of fees paid relating to the Santa Clara property are as follows:

•	Acquisition fees of $626,073
•	Asset management fees of $49,035

The acquisition fees were paid pursuant to the Advisory Agreement and were capitalized as a component of the Company’s investment in the TIC.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Tenant Improvements

Pursuant to lease agreements, the Company has an obligation to pay for $1,899,485 in site and tenant improvements to be incurred at December 31, 2017, which includes an approximate 72.7% of the Company’s pro-rata share in the Santa Clara property. At December 31, 2017, the Company had $944,582 of restricted cash held to fund the improvements.

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

Offering Status

As of March 27, 2018, the Company had sold 10,447,073 shares of Class C common stock in the Offering, for aggregate gross offering proceeds of $104,518,468, which included 444,514 shares of Class C common stock sold under its distribution reinvestment plan for a gross proceeds of $4,451,411. As of March 27, 2018, the Company had sold 3,065 shares of Class S common stock in the Offering, for aggregate gross offering proceeds of $30,654, which included 65 shares of Class S common stock sold under its distribution reinvestment plan for a gross proceeds of $654.

Distributions

On January 10, 2018, the Company’s board of directors declared dividends based on daily record dates for the period December 1, 2017 through December 31, 2017 at a rate of $0.0018817 per share per day, or $502,885, on the outstanding shares of the Company’s common stock, which the Company paid distributions on January 25, 2018.

On February 1, 2018, the Company’s board of directors declared distributions based on daily record dates for the periods January 1, 2018 through January 31, 2018 (“January distribution”) and February 1, 2018 through February 28, 2018 (“February distribution”), at rates of $0.0018911 and $0.0020938 per share per day, respectively, on the outstanding shares of its common stock, which the Company paid on February 26, 2018 and March 26, 2018, respectively. The distributions were $531,300 and $559,574 for the January distribution and the February distribution, respectively, on the outstanding shares of the Company’s common stock. Of the January distribution and the February distribution, $420,990 and $438,869 was reinvested through the Company’s dividend reinvestment plan.

Acquisitions

On March 29, 2018, the Company, through a wholly-owned subsidiary, acquired an industrial building (“3M”) leased to 3M Company, totaling approximately 410,400 square feet, located in DeKalb, Illinois. The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for 3M was $15,200,000, excluding closing costs of approximately $531,000. The Company is in process of assessing the fair value of the acquired tangible assets and any applicable intangible assets and liabilities for this asset acquisition.

Debt Financing

On February 20, 2018, the Company obtained a $6,380,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Husqvarna property. The mortgage loan has a fixed interest rate of 4.60% and matures on March 31, 2028.

On March 27, 2018, the Company obtained a $14,575,000 mortgage loan through a nonaffiliated lender. The loan is secured by the AvAir property. The mortgage loan has a fixed interest rate of 4.84% for the first five years and matures on March 27, 2028.

On March 29, 2018, the Company obtained a $8,360,000 mortgage loan through a nonaffiliated lender. The loan is secured by the 3M property. The mortgage loan has a variable interest rate of one-month LIBOR plus 2.25% and matures on March 28, 2023. The Company has entered into an interest rate swap agreement to fix the interest on this mortgage.

RW HOLDINGS NNN REIT, Inc.

Schedule III

Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2017

						Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Owner ship Percentage	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings & Improvements (1)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements (1)	Total	Accumulated Depreciation and Amortization
Accredo	Orlando, FL	100%	2006	6/15/2016	$4,932,287	$1,706,641	$9,003,861	$10,710,502	$198,986	$1,706,641	$9,202,847	$10,909,488	$(763,575)
Walgreens	Stockbridge GA	100%	2001	6/21/2016	2,201,679	1,033,105	3,820,266	4,853,371	-	1,033,105	3,820,266	4,853,371	(505,603)
Dollar General	Litchfield, ME	100%	2015	11/4/2016	656,846	293,912	1,104,202	1,398,114	-	293,912	1,104,202	1,398,114	(45,274)
Dollar General	Wilton, ME	100%	2015	11/4/2016	662,231	212,035	1,472,393	1,684,428	-	212,035	1,472,393	1,684,428	(57,941)
Dollar General	Thompsontown, PA	100%	2015	11/4/2016	662,231	217,912	1,088,678	1,306,590	-	217,912	1,088,678	1,306,590	(43,500)
Dollar General	Mt. Gilead, OH	100%	2015	11/4/2016	656,846	283,578	1,002,456	1,286,034	-	283,578	1,002,456	1,286,034	(41,707)
Dollar General	Lakeside, OH	100%	2015	11/4/2016	656,846	176,515	1,037,214	1,213,729	-	176,515	1,037,214	1,213,729	(42,804)
Dollar General	Castalia, OH	100%	2015	11/4/2016	656,846	154,677	1,033,817	1,188,494	-	154,677	1,033,817	1,188,494	(41,589)
Dana	Cedar Park, TX	100%	2013	12/27/2016	4,709,889	1,290,863	8,312,917	9,603,780	-	1,290,863	8,312,917	9,603,780	(511,017)
Northrop Grumman	Melbourne, FL	100%	1986	3/7/2017	5,945,655	1,191,024	12,533,166	13,724,190	-	1,191,024	12,533,166	13,724,190	(619,898)
exp US Services	Maitland, FL	100%	1985	3/27/2017	3,505,061	785,801	5,522,567	6,308,368	-	785,801	5,522,567	6,308,368	(171,902)
Harley	Bedford, TX	100%	2016	4/13/2017	6,983,418	1,145,196	12,033,092	13,178,288	-	1,145,196	12,033,092	13,178,288	(217,815)
Wyndham	Summerlin, NV	100%	2001	6/22/2017	5,920,800	4,144,069	5,972,433	10,116,502	-	4,144,069	5,972,433	10,116,502	(157,378)
Williams-Sonoma	Summerlin, NV	100%	1996	6/22/2017	4,699,200	3,546,744	4,049,377	7,596,121	486,174	3,546,744	4,535,551	8,082,295	(140,531)
Omnicare	Richmond, VA	100%	2004	7/20/2017	4,423,574	800,772	6,523,599	7,324,371	-	800,772	6,523,599	7,324,371	(105,392)
EMCOR	Cincinnati, OH	100%	2010	8/29/2017	2,955,000	427,589	5,996,509	6,424,098	-	427,589	5,996,509	6,424,098	(66,141)
Husqvarna	Charlotte, NC	100%	2010	11/30/2017	-	974,663	11,880,429	12,855,092	-	974,663	11,880,429	12,855,092	(42,672)
AvAir	Chandler, AZ	100%	2015	12/28/2017	12,000,000	3,493,673	23,859,450	27,353,123	-	3,493,673	23,859,450	27,353,123	-
					$62,228,409	$21,878,769	$116,246,426	$138,125,195	$685,160	$21,878,769	$116,931,586	$138,810,355	$(3,574,739)

(1)	Building and improvements include tenant origination and absorption costs.

Notes:

•	The aggregate cost of real estate for federal income tax purposes was approximately $137,900,000 (unaudited) as of December 31, 2017.

•

Real estate investments (excluding land) are depreciated over their estimated useful lives. Their useful lives are generally 30-48 years for buildings, the shorter of 15 years or remaining lease term for site/building improvements, the shorter of 15 years or remaining contractual lease term for tenant improvements and the remaining lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles for tenant origination and absorption costs.

The following table summarizes the Company’s real estate assets and accumulated depreciation and amortization as of December 31, 2017 and 2016:

RW Holdings NNN REIT, Inc.

Schedule III

Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2017 and 2016

	2017	2016
Real estate investments:
Balance at beginning of year	$33,245,041	$-
Acquisitions	104,880,154	33,245,041
Improvements to real estate	685,160	-
Balance at end of year	$138,810,355	$33,245,041

Accumulated depreciation and amortization:
Balance at beginning of year	$(493,185)	$-
Depreciation and amortization	(3,081,554)	(493,185)
Balance at end of year	$(3,574,739)	$(493,185)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on April 3, 2018.

RICH UNCLES NNN REIT, INC.

By:	/s/ HAROLD HOFER
Harold Hofer
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ HAROLD HOFER	Chief Executive Officer and Director	April 3, 2018
Harold Hofer	(principal executive officer)

/s/ JOHN H. DAVIS	Chief Financial Officer	April 3, 2018
John H. Davis	(principal financial officer and accounting officer)
/s/ RAYMOND WIRTA	Chairman of the Board	April 3, 2018
Raymond Wirta
s/ JEFFREY RANDOLPH	Director	April 3, 2018
Jeffrey Randolph

/s/ JONATHAN PLATT	Director	April 3, 2018
Jonathan Platt

/s/ DAVID FEINLEIB	Director	April 3, 2018
David Feinleib

/s/ VIPE DESAI	Director	April 3, 2018
Vipe Desai

/s/ JOHN WANG	Director	April 3, 2018
John Wang