Form 10-K/A
period 2017-12-31
RW HOLDINGS NNN REIT, INC.
filed 2018-04-20
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 11, 2018, there were 10,162,192 outstanding shares of the Registrant’s Class C common stock and 3,065 outstanding shares of the Registrant’s Class S common stock.

Documents Incorporated by Reference:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) originally filed on April 3, 2018 (the “Original Filing”) by RW Holdings NNN REIT, Inc. (the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name (1)	Age (2)	Positions
Harold C. Hofer	62	Chief Executive Officer, President and Director
Raymond E. Wirta	74	Chairman of the Board and Director
Raymond J. Pacini	62	Executive Vice President, Chief Financial Officer and Treasurer
Jean Ho	50	Chief Operating Officer, Chief Compliance Officer and Secretary
David A. Perduk	51	Chief Investment Officer
Vipe Desai	50	Independent Director (3)
David Feinleib	43	Independent Director (3)
Jonathan Platt	32	Independent Director (3)
Jeffrey Randolph	61	Independent Director (3)
John Wang	55	Director

(1)	The address of each executive officer and director listed is 3090 Bristol Street, Suite 550, Costa Mesa, California 92626.
(2)	As of March 27, 2018.
(3)	Member of our conflicts committee.

Mr. Harold Hofer. Mr. Hofer has served as our Chief Executive Officer and President and a member of our board of directors since June 2015, and also serves in that position for our sponsor and its affiliated REIT programs. Our board of directors has concluded that Harold Hofer is qualified to serve as a director and as our President and Chief Executive Officer by reason of his extensive industry and leadership experience. Mr. Hofer is a sponsor of our REIT. Together with Mr. Wirta, he indirectly owns and controls our advisor and our sponsor. Mr. Hofer has been a lawyer since 1980 and is an inactive member of the California State Bar. He was formerly owner of Hofer Realty Advisors, a boutique real estate firm that acted as a principal and advised clients in various real estate transactions focused on investments in retail shopping centers. Mr. Hofer is a principal in a private investment fund known as REIT Opportunity Capital Advisors, or “ROCA”, which invests in the listed stocks of public REITs. He has participated in real estate transactions, as a principal and as a broker, valued in excess of $2 billion in his 30-year real estate career. Mr. Hofer has extensive underwriting, acquisition and management experience, and has asset managed multi-million dollar portfolios of owned properties. As our Chief Executive Officer and a principal of our external advisor, Mr. Hofer is best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of our sponsor, Mr. Hofer brings to our board of directors demonstrated management and leadership ability. Mr. Hofer has been employed by our sponsor, which was formerly known as Nexregen, LLC, since it was founded in 2007, during which time he has also been engaged independently as a real estate investment sponsor and investor in California, Texas and elsewhere.

Mr. Raymond Wirta. Mr. Wirta has served as our Chairman of the Board and a director since June 2015, and also served in that position for our sponsor and its affiliated REIT programs. Our board of directors has concluded that Raymond Wirta is qualified to serve as one of our directors by reason of his expertise with real estate-related investments. Mr. Wirta is a sponsor of our REIT. Together with Mr. Hofer, he indirectly owns and controls our advisor and our sponsor. Mr. Wirta has been Chairman of the Board of CBRE Group (NYSE:CBG), a global real estate services firm, since 2014 and a Director since 1997 and served as the Chief Executive Officer of its predecessor company, CBRE Services, from 1999 to 2001. From 2009 through the present, he has been Chief Executive Officer of the Koll Company, a West Coast-based real estate investment and development company. He previously served as Chief Executive Officer for Koll Management Services and Bolsa Chica Company during time frames when both were publicly traded real estate companies. Based on these experiences, Mr. Wirta offers insights and perspective with respect to our real estate portfolio. From 2010 through the present, he has been president of Irvine Company, a privately held California based real estate development company with ownership of 115 million square feet of apartments, office, retail and resorts in California. As one of our executive officers and a principal of our advisor and our sponsor, Mr. Wirta is also able to direct our board of directors to the critical issues facing our company.

Mr. Raymond Pacini. Mr. Pacini is our Executive Vice President, Chief Financial Officer and Treasurer, having joined us in April 2018, and also serves in that position for our sponsor and its affiliated REIT programs. From June 2013 to April 2018, Mr. Pacini was the Chief Financial Officer of Northbound Treatment Services, a privately held company, which treats drug and alcohol addictions. From 1998 to 2011, Mr. Pacini served as President, Chief Executive Officer and a Director of California Coastal Communities, Inc. (“CALC”), a residential land development and homebuilding company and was the Chief Financial Officer of CALC’s predecessors (Koll Real Estate Group, Inc., The Bolsa Chica Company and Henley Properties, Inc.) from 1992 to 1998. Mr. Pacini has seven years of experience as a certified public accountant with the accounting firm of Coopers & Lybrand (now known as PricewaterhouseCoopers LLP). On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC emerged from bankruptcy and became a privately held company. Mr. Pacini is a National Association of Corporate Directors (NACD) Board Leadership Fellow. Mr. Pacini received his B.A. in Political Science from Colgate University in 1977 and his M.B.A. from Cornell University in 1979. Mr. Pacini is also an independent director, audit committee chair and the financial expert for Cadiz, Inc., a land and water resource development public company.

Ms. Jean Ho. Ms. Ho has been our Chief Operating Officer, Chief Compliance Officer and Secretary since November 2017, and also serves in that position for our sponsor and its affiliated REIT programs. Ms. Ho previously served as our Chief Financial Officer and Chief Compliance Officer from January 2016 to November 2017. Ms. Ho is also an adjunct professor of taxation at California State University, Fullerton’s Mihaylo College of Business and Economics. From 2010 through 2015, Ms. Ho served as the Chief Operating Officer and Chief Financial Officer of Soteira Capital, LLC, a southern California-based, registered investment adviser with approximately $250 million under management that serves investment companies, pooled investment vehicles, pension and profit sharing plans, high net worth individuals, private foundations and charitable organizations. Prior to her service at Soteira Capital, Ms. Ho served as the Chief Financial Officer of MKA Capital Advisors, LLC, a sponsor and manager of an approximately $750 million private real estate investment fund, and, prior to that, as a Director at BridgeWest, LLC, a $500 million family office. Prior to entering private practice, she was employed by KPMG LLP, specializing in real estate, financial services, and personal financial planning. Ms. Ho has also been a member of the California State Bar since 1996 and a licensed Certified Public Accountant in California since 1992.

Mr. David A. Perduk. Mr. Perduk is our Chief Investment Officer, having joined us in January 2016, and also serves in that position for our sponsor and its affiliated REIT programs. In January 2015, Mr. Perduk founded and is the president of Newport Net Lease, Inc., a corporation that specialized in the acquisition and disposition of single tenant net lease investment properties nationwide. Mr. Perduk was the Senior Executive of the National Net Lease Property Group of CBRE from October 2005 through December 2014. Prior to joining CBRE, he was a Vice President at JP Morgan Chase in the Treasury and Security Services Division. Mr. Perduk has his State of California real estate brokers license and is a member of the International Council of Shopping Centers. Mr. Perduk has his bachelor of science in industrial technology from California Polytechnic State University San Luis Obispo.

Mr. Vipe Desai. Mr. Desai has served as a member of our board of directors since June 2015. Our board of directors has concluded that Mr. Desai is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of marketing and branding. Mr. Desai has spent the majority of his professional career in the action sports industries. From 1993 to 1998, Mr. Desai owned and operated H2O Surf and Snowboard Shop in Orange County, CA. This professional experience exposed Mr. Desai to action sports industries and provided him with valuable knowledge regarding marketing and brand awareness vis-à-vis action sports enthusiasts. In 2000, Mr. Desai founded Propaganda HQ (“PHQ”), which he continues to manage. PHQ is a youth brand consulting agency which assists its clients in developing brand strategies, event production, social media marketing and digital marketing. PHQ’s clients have included Red Bull, Monster Energy, DaimlerChrysler, Surfrider Foundation, Billabong, DaKine, Electric Eyewear, Nixon Watches, O’Neill, Reef, HBO, and Ball Park Franks. From 2009 to 2010, Mr. Desai also held senior marketing positions with Monster Energy and TransWorld Media. While at Monster Energy, Mr. Desai was responsible for sponsored athlete relations, events and brand partnerships worldwide. Mr. Desai is the founder and director project BLUE (www.betruetoblue.com), a consortium of leading surf apparel companies which produce complementary lines of premium “project BLUE” products, with a portion of the sales proceeds being directed to the Surfrider Foundation and the SIMA Environmental Fund. Mr. Desai is a current or past Board member of various charitable organizations, including project BLUE, the SIMA Humanitarian Fund, the Rob Dyrdek Foundation, the Surfrider Foundation and Life Rolls On. Mr. Desai brings a unique perspective on the “branding” of our REIT’s investment products, including web site design, public relations and marketing. He is a graduate of Point Loma Nazarene University.

Mr. David Feinleib. Mr. Feinleib has served as a member of our board of directors since June 2015. Our board of directors has concluded that Mr. Feinleib is qualified to serve as an independent director by reason of his expertise in management and data analytics. From 2011 through the present, Mr. Feinleib has served as the Managing Director of The Big Data Group and from 2013 through the present as Founder and CEO of Content Analytics, Inc. The Big Data Group provides strategy consulting to leading technology buyers and vendors to unlock the value of their data assets. Content Analytics, a leader in E-Commerce analytics, helps major brands and retailers optimize the Findability and Shopability of their products online. Mr. Feinleib’s Big Data Landscape has been viewed more than 200,000 times and is used as a reference by Intel, Dell, VMWare, and the US Government, among others. His book Big Data Bootcamp is available from Apress in the United States. Mr. Feinleib has been quoted by Business Insider and CNET, and his writing has appeared on Forbes.com and in Harvard Business Review China. From 2006 to 2011, Mr. Feinleib was a general partner at Mohr Davidow Ventures, where he led investments in Software as Service (SaaS) companies, including Infusion Software, which completed a $55M Series D round of funding led by Bain Capital Ventures, Goldman Sachs, and others in 2014. From 2001 to 2003, Mr. Feinleib co-founded Consera Software and worked as Vice President of Products, which was acquired by HP, and from 2004 to 2012, co-founded Likewise Software and served as Director, which was acquired by EMC. A lifelong entrepreneur, Mr. Feinleib taught himself how to program and joined Microsoft at age 16. Mr. Feinleib holds a BA from Cornell University and an MBA from the Graduate School of Business at Stanford University. He is an avid violinist and a four-time Ironman distance finisher.

Mr. Jonathan Platt. Mr. Platt has served as a member of our board of directors since June 2015. Our board of directors has concluded that Mr. Platt is qualified to serve as an independent director by reason of his experience as a real estate lawyer, investor and manager. Mr. Platt has more than three years’ relevant experience in the real estate business. Mr. Platt is a principal in Kingstone Properties, founded in 2011, serving as both counsel and its chief financial officer. Kingstone Properties is a full service commercial real estate firm, specializing in investments and property management. Mr. Platt is also a partner in Platt Law Group, LLP, a real estate law firm founded in 2011. Prior to joining Kingstone Properties, Mr. Platt briefly served as a financial analyst at LSA, working on transactions including municipal securities stripping, HUD multi-family refinancings, real estate loan syndication and special situations. Mr. Platt received his J.D. from the Benjamin N. Cardozo School of Law, where he served as an editor on the Cardozo Public Law, Policy & Ethics Journal, and he is an active member of the State Bar of California (admitted 2010). He received his bachelor’s degree in finance, graduating cum laude, from Sy Syms School of Business at Yeshiva University. He is also a licensed real estate broker in California.

Mr. Jeffrey Randolph. Mr. Randolph has served as a member of our board of directors since June 2015. Our board of directors has concluded that Mr. Randolph is qualified to serve as an independent director by reason of his extensive experience in investment management. From 2002 through 2007 and then again from 2010 through March 2017 (now retired), Mr. Randolph was a Principal and served as Chief Financial Officer and Chief Compliance Officer for Affinity Investment Advisors, LLC, a firm specializing in U.S. stock exchange investments. In 2007, Affinity was purchased by Morgan Stanley Investment Management. From 2007 through 2010, Mr. Randolph served as Managing Director for Morgan Stanley and its wholly owned subsidiary Van Kampen Investments. His role included supporting the firm’s domestic and international investment clients. Toward the end of 2010, Mr. Randolph was part of the decision to re-launch Affinity as an independent entity to capitalize on the increasing investor interest in boutique management firms. Mr. Randolph brings 25 years of investment experience to our REIT. His previous work experience includes Principal at Avalon Financial Group Inc., Chief Financial Officer for Bonutto-Hofer Investments and Vice President at Security Pacific National Bank. Mr. Randolph received his bachelor’s degree in Business Finance from California State University, Long Beach in 1978.

Mr. John Wang. Mr. Wang has served as a member of our board of directors since June 2015. Our board of directors has concluded that Mr. Wang is qualified to serve as a director by reason of his extensive real estate experience. Mr. Wang is the president and founding member of Pacific Coast Realty Services, Inc., and chairman of VenQuest Hotel Group, which owns and manages a portfolio of hotels and commercial properties throughout the U. S. for the past 25 years. He has been instrumental in the formation, development and direct investment of over thirty companies since 1988. Mr. Wang is a former board member of General Bank, a Los Angeles based financial institution with over $3 billion in assets. He was actively involved in the strategic planning and growth of the bank and was instrumental in the bank’s formation of GBC Venture Capital in 1998. He was a member of the executive loan committee and community reinvestment committee. He was the principal strategist in the merger of General Bancorp with Cathay Bank in 2003. Mr. Wang is also one of the owners of our sponsor and, accordingly, is not considered to be an independent director. For the past five years, Mr. Wang has acted as a private investor.

In 2001, Mr. Wang was appointed by the former president of Taiwan to serve as a member of the Taiwan Parliament from 2001 to 2004. As member of the Senate Foreign Relations Committee, he participated and led several delegations on diplomatic and trade missions around the world for Taiwan. He is currently a member of the advisory board for the Taiwan Parliament.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and any persons beneficially owning more than 10% of any registered class of our equity securities (collectively, the “insiders”) to report their initial ownership of those securities and most changes in that ownership to the Securities and Exchange Commission (the “SEC”). To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company by the insiders or written representations from the insiders that no other reports were required with respect to the year ended December 31, 2017, all insiders timely filed all Section 16(a) reports required to be filed by them for 2017, with the exception of the following reports that were not filed timely:

•	a Form 3 filing by each of Mr. Perduk and John H. Davis, the Company’s former Chief Financial Officer, to report the ownership of 762 and zero shares, respectively, of our Class C common stock at the time of their respective appointment as an officer of the Company in December 2017 and October 2017, respectively;

•	a Form 4 filing by each of Messrs. Desai, Feinleib, Platt, Randolph and Wang to report the acquisition in December 2017 of 100, 100, 100, 300 and 100 shares, respectively of our Class C common stock pursuant to the Company’s director compensation program; and

•	a Form 4 filing by Ms. Ho to report the acquisition in December 2017 of 4.2110 shares of our Class C common stock pursuant to the Company’s dividend reinvestment plan.

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

The Audit Committee

Our board of directors has established an audit committee. Our audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, and (iv) our independent auditors’ qualifications, performance and independence. The members of the audit committee are Jeffrey Randolph (Chairman), Vipe Desai, David Feinleib and Jonathan Platt. All of the members of the audit committee are “Independent Directors” as defined by our charter and are “independent” as defined by the New York Stock Exchange and applicable rules of the SEC. All members of the audit committee are financially literate, and our board of directors has determined that Mr. Randolph satisfies the SEC’s requirements for an “audit committee financial expert.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, sponsor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. We pay each of our independent directors and our non-independent non-officer director John Wang for attending meetings as follows: (i) 500 shares of Class C common stock for each board of directors meeting attended; (ii) 500 shares of Class C common stock for each committee meeting attended; and (iii) 100 shares of Class C common stock for each vote with respect to any potential acquisition outside of votes in the course of a board of directors meeting. We also pay Jeffrey Randolph an additional 300 shares of Class C common stock per fiscal quarter for his serve as chair of the conflicts committee and audit committee of the board of directors. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

The following table sets forth information regarding compensation of our directors during 2017:

For the year ended December 31, 2017, we paid our directors as follows:

Name (1)	Stock Awards ($)(2)
David Feinleib	$28,000
Vipe Desai	$33,000
Jonathan Platt	$32,000
Jeffrey Randolph	$42,000
John Wang	$28,000

(1)	The compensation paid to Mr. Hofer, the Company’s Chief Executive Officer, and Mr. Wirta, the Company’s Chairman of the Board, is not included in this table because they are also executive officers of the Company and received no compensation for their service as director.
(2)	The amounts in this column represent the aggregate fair value of each annual equity award on its grant date, computed in accordance with ASC Topic 718. We valued the stock awards as of the grant date by the offering price per share of our common stock on that date (which was $10.00) by the number of shares of stock awarded. The shares issued to directors are restricted securities issued in private transactions in reliance on an exemption from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and we have not agreed to file a registration statement with respect to registration of the shares to the directors. The directors will be able to resell their shares to us pursuant to our share repurchase plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

As of April 11, 2018, there is no person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class C or Class S common stock. The following table shows, as of April 11, 2018, the amount of our Class C common stock beneficially owned (unless otherwise indicated) by (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group. None of our directors or executive officers beneficially owns any shares of our Class S common stock.

Name (1)	Class C Shares Beneficially Owned	Percent of Class C Shares (2)	Class S Shares Beneficially Owned	Percent of Common Stock (3)
Harold C. Hofer	— shares	*	—	*
Raymond E. Wirta	9,254 shares	*	—	*
Raymond J. Pacini	— shares	*	—	*
Jean Ho	740 shares	*	—	*
David A. Perduk	880 shares	*
Vipe Desai	694 shares	*	—	*
David Feinleib	6,680 shares	*	—	*
Jonathan Platt	3,080 shares	*	—	*
Jeffrey Randolph	3,571 shares	*	—	*
John Wang	6,868 shares	*	—	*
All directors and executive officers as a group	31,767 shares	*	—	*

*	Less than 1% of the outstanding Class C or Class S common stock (as applicable) and none of the shares is pledged as security.
(1)	The address of each named beneficial owner is 3090 Bristol Street, Suite 550, Costa Mesa, CA 92626.
(2)	Based on 10,162,192 shares of Class C common stock outstanding on April 11, 2018.
(3)	Based on 10,165,257 shares of common stock (Class C and Class S) outstanding on April 11, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our charter requires that a majority of our directors be “Independent Directors” (as defined in our charter), except at a time when there is a vacancy on our board of directors. A copy of our charter is available in the NNN REIT Corporate Governance section of our website at www.richuncles.com. For purposes of our charter, an Independent Director is any director who is not associated and has not been associated within the last two years, directly or indirectly, with our sponsor or advisor. A director is deemed to be associated with our sponsor or advisor if he or she: (i) owns an interest in the sponsor, advisor or any of their affiliates; (ii) is employed by the sponsor, advisor or any of their affiliates; (iii) is an officer or director of the sponsor, advisor or any of their affiliates; (iv) performs services, other than as a director, for us; (v) is a director for more than three REITs organized by our sponsor or advised by our advisor; or (vi) has any material business or professional relationship with our sponsor, advisor or any of their affiliates. For purposes of determining whether or not the business or professional relationship is material, the gross revenue derived by the director from our sponsor and advisor and affiliates shall be deemed material per se if it exceed 5% of the director’s annual gross revenue (derived from all sources) during either of the last two years or net worth (on a fair market value basis). A director is also deemed to be associated with our sponsor or advisor if the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law is or has been associated with our sponsor, advisor, any of their affiliates or us.

In addition, although our shares are not listed for trading on any national securities exchange, a majority of the directors, and all of the members of the audit committee and conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

Our board of directors has determined that Vipe Desai, David Feinleib, Jonathan Platt and Jeffrey Randolph each qualify as an “Independent Director” as defined in our charter and satisfies the New York Stock Exchange independence standards. Messrs. Desai, Feinleib, Platt and Randolph also serve as independent members on the Board of Trust Managers of Rich Uncles Real Estate Investment Trust I.

Our Policy Regarding Transactions with Related Persons

Our conflicts committee is required to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Business Conduct and Ethics requires our employees and directors to be scrupulous in avoiding any action or interest that conflicts with, or gives the appearance of a conflict with, our interests. Our employees and directors are required to report potential and actual conflicts to the Compliance Officer, currently Jean Ho, or directly to the conflicts committee, as appropriate.

Certain Transactions with Related Persons

Our Relationship with our Sponsor and Advisor.

We have entered into an Amended and Restated Advisory Agreement (the “Advisory Agreement”) with our advisor. Pursuant to this agreement, our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the Advisory Agreement are the following:

●	accepting and executing any and all delegated duties from us as a general partner of our operating partnership;

●	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

●	structuring the terms and conditions of our investments, sales and co-ownerships;

●	acquiring real estate investments on our behalf in compliance with our investment objectives and policies;

●	arranging for financing and refinancing of our real estate investments;

●	entering into leases and service contracts for our properties;

●	reviewing and analyzing our operating and capital budgets;

●	assisting us in obtaining insurance;

●	generating an annual budget for us;

●	reviewing and analyzing financial information for each of our assets and our overall portfolio;

●	formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our real estate investments;

●	performing investor-relations services;

●	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

●	engaging in and supervising the performance of our agents, including our registrar and transfer agents;

●	performing administrative and operational duties reasonably requested by us;

●	performing any other services reasonably requested by us; and

●	doing all things necessary to assure its ability to render the services described in the Advisory Agreement.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our Advisory Agreement with our advisor in connection with our registered offering of our Class C common stock and the agreement has been amended and restated at various times thereafter, most recently effective as of August 11, 2017. The Advisory Agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties.

The Advisory Agreement entitles our advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, and also entitles our advisor to reimbursement of organizational and offering costs incurred by our advisor or sponsor on behalf of the Company, such as expenses related to our offerings of Class C and Class S common stock, and certain costs incurred by our advisor or sponsor in providing services to the Company. In addition, our advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.

Summarized below is information about the costs incurred by the Company pursuant to the Advisory Agreement for the year ended December 31, 2017.

Organizational and Offering Costs. Pursuant to the Advisory Agreement, we are obligated to reimburse our sponsor or its affiliates for organizational and offering expenses paid by our sponsor on behalf of the Company. We will reimburse our sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. Our sponsor and its affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross offering proceeds. As of December 31, 2017, our sponsor has incurred organizational and offering expenses of $6,924,999 on behalf of the Company, which is in excess of 3.0% of the gross offering proceeds received by the Company. To the extent we have more gross offering proceeds from future stockholders, we will be obligated to reimburse our sponsor. As the amount of future gross offering proceeds is uncertain, the amount we are obligated to reimburse to our sponsor is uncertain. As of December 31, 2017, we have reimbursed our sponsor $2,707,517 in organizational and offering costs. Our maximum liability for organizational and offering costs through December 31, 2017 was $2,723,462, of which $15,945 was payable as of December 31, 2017.

Investor Relations Payroll Expense Reimbursements from Sponsor. We employ investor personnel that answer inquiries from potential investors regarding the Company and/or its registered offering of shares of Class C common stock. The payroll expense associated with the investor relations personnel is reimbursed by our sponsor. The sponsor considers these payroll costs to be offering expenses.

Acquisition Fees. We pay our advisor a fee in an amount equal to 3.0% of our contract purchase price of its properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable and shall not exceed 6.0% of the contract price of the property.  However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. Acquisition fees for the year ended December 31, 2017 were $3,661,684, of which $0 was payable as of December 31, 2017.

Asset Management Fees. We pay to our advisor as compensation for the advisory services rendered to the Company a monthly fee in an amount equal to 0.1% of the Company’s total investment value, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of our advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as our advisor shall determine.

Additionally, to the extent our advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, our advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the year ended December 31, 2017 was $872,281, of which $143,540 was waived. Asset Management Fees payable at December 31, 2017 were $567,661.

Financing Coordination Fee. Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if our advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then we shall pay to our advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. Financing coordination fees for the year ended December 31, 2017 were $326,600, of which $0 was payable as of December 31, 2017.

Property Management Fees. If our advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then we shall pay to our advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. We also will reimburse our advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. Our advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. Property management fees for the year ended December 31, 2017 were $20,251, of which $7,969 was payable as of December 31, 2017.

Disposition Fees. For substantial assistance in connection with the sale of properties, we are required to pay to our advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our advisor or its affiliates, the disposition fees paid to our advisor or sponsor or their respective affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the year ended December 31, 2017.

Subordinated Participation Fees. We are required to pay our advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year and paid (if at all) in the immediately following January. The subordinated participation fee is only due if the Preferred Return, as defined, is achieved and is equal to the sum of (using terms as defined in the Advisory Agreement):

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

We calculated a subordinated participation fee for the first time in connection with our initial calculation of our net asset value (NAV) and NAV per share, which our board of directors approved on January 18, 2018 and calculated as of December 31, 2017. We announced that the amount of the subordinated participation fee, $315,802, would be paid by issuing 6,075 Class C common shares to our advisor with the balance being paid in cash. However, it was subsequently determined that such fee would be paid entirely in cash.

Leasing Commission Fees. If a property or properties of the Company becomes unleased and our advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of the property or properties to unaffiliated third parties, then we are required to pay to our advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. To the extent that an unaffiliated real estate broker assists in such leasing services, any compensation paid by us to our advisor or any of its affiliates will be reduced by the amount paid to such unaffiliated real estate broker. There were no leasing commission fees incurred during the year ended December 31, 2017.

Other Operating Expense Reimbursement. Under our charter, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If we exceed the 2%/25% Limitation, our advisor must reimburse us the amount by which the aggregate total operating expenses exceeds the limitation, or we must obtain a waiver from the conflicts committee of our board of directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organizational and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.

Operating expense reimbursements for the four fiscal quarters ended December 31, 2017 exceeded the 2%/25% Limitation. The conflicts committee of our board of directors approved the operating expenses above the 2%/25% Limitation, as they determined that the relationship of the Company’s operating expenses to average invested assets were justified for the year ended December 31, 2017 given the costs of operating a public company and the early stage of operations.

Non-Solicitation Agreement. On February 8, 2017, we entered into a Non-Solicitation Agreement with our advisor and sponsor in which we agreed not to solicit the employment of any employee of our advisor or sponsor during the 12-month period following any termination of or failure to annually renew the Advisory Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Independent Registered Public Accounting Firm Fees

Set forth below are aggregate fees billed to us for professional accounting services by Ernst & Young LLP, our independent registered public accounting firm, for the years ended December 31, 2017 and December 31, 2016:

	2017	2016
Audit fees	$575,160	$389,710
Audit-related fees	—	—
Tax fees(1)	66,905	9,383
All other fees	—	—
Total	$642,065	$421,705

(1) Tax fees consisted of fees for services rendered during the fiscal year for professional services related to federal and state tax income preparation, tax compliance and planning, tax advice, tax filing assistance and qualification tests for REIT status.

Pre-Approval Policies

In order to ensure that the provision of services by our independent registered public accounting firm does not impair the auditors’ independence, the audit committee (and the independent directors of our board of directors prior to the establishment of the audit committee in May 2017) pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers (and, prior to the establishment of the audit committee in May 2017, the independent directors of our board of directors considered) whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

For the years ended December 31, 2017 and 2016, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(b) Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed below in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

EXHIBITS LIST

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K).

Exhibit	Description
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on April 20, 2018.

RW HOLDINGS NNN REIT, INC.

By:	/s/ HAROLD HOFER
Harold Hofer
Chief Executive Officer and Director
(Principal Executive Officer)