Form 10-Q
period 2018-03-31
RW HOLDINGS NNN REIT, INC.
filed 2018-05-15
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission file number: 000-55776

RW HOLDINGS NNN REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-4156046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3090 Bristol Street, Suite 550, Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2018, there were 10,493,138 shares of Class C Common Stock outstanding and 3,076 shares of Class S Common Stock outstanding.

RW HOLDINGS NNN REIT, INC.

FORM 10-Q

MARCH 31, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbor provisions created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the U.S. Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions of properties and may be unable to dispose such properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.
•	We may not be able to attain or maintain profitability.
•	Cash for distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements to our Sponsor or fees paid to our Advisor.
•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	Our business, financial condition and results of operations may be adversely affected by an ongoing investigation by the SEC.
•	We are dependent upon our Advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

RW Holdings NNN REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Real estate investments:
Land	$22,637,548	$21,878,768
Buildings and improvements	122,598,663	108,590,813
Tenant origination and absorption costs	10,697,135	8,340,774
Total investments in real estate property	155,933,346	138,810,355
Accumulated depreciation and amortization	(4,889,014)	(3,574,739)
Total investments in real estate property, net	151,044,332	135,235,616
Investments in unconsolidated entities	14,330,898	14,524,022
Real estate investments, net	165,375,230	149,759,638

Cash and cash equivalents	11,070,028	3,238,173
Restricted cash	805,416	944,582
Tenant receivables	1,631,423	1,263,095
Above-market lease intangibles, net	657,032	681,293
Due from affiliates (Note 9)	209,876	34,194
Purchase and other deposits	535,000	40,000
Prepaid expenses and other assets	1,308,378	1,104,573
Interest rate swap derivatives	230,934	7,899
Total assets	$181,823,317	$157,073,447

Liabilities and Stockholders’ Equity
Mortgage notes payable, net	$77,266,071	$60,487,303
Unsecured credit facility, net	8,972,286	12,000,000
Accounts payable, accrued and other liabilities	2,399,466	2,411,484
Below-market lease intangibles, net	2,951,175	1,584,229
Due to affiliates (Note 9)	493,915	907,377
Share repurchases payable	859,915	386,839
Total liabilities	92,942,828	77,777,232

Commitments and contingencies (Note 10)

Redeemable common stock	3,580,021	46,349

Preferred stock, par value $0.001 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 10,098,354 and 8,838,002 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	10,087	8,838
Class S common stock $0.001 par value, 100,000,000 shares authorized, 3,065 and 3,032 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in-capital	93,582,794	85,324,921
Cumulative distributions and net losses	(8,292,416)	(6,083,896)
Total stockholders’ equity	85,300,468	79,249,866
Total liabilities and stockholders’ equity	$181,823,317	$157,073,447

See accompanying notes to condensed consolidated financial statements.

RW Holdings NNN REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$2,929,393	$696,694
Tenant reimbursements	528,585	162,516
Total revenues	3,457,978	859,210

Expenses:
Fees to affiliates (Note 9)	401,315	111,298
General and administrative	612,187	1,186,844
Depreciation and amortization	1,314,276	430,859
Interest expense	1,090,616	131,837
Property expenses	492,978	179,778
Total expenses	3,911,372	2,040,616
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 9)	(359,514)	(715,850)
Net expenses	3,551,858	1,324,766

Other income:
Interest income	3,676	275
Income from investments in unconsolidated entities	54,879	7,957
Total other income	58,555	8,232

Net loss	$(35,325)	$(457,324)

Net loss per share, basic and diluted (Note 2)	$(0.00)	$(0.13)

Weighted-average number of common shares outstanding, basic and diluted	9,499,257	3,457,826

Dividends declared per common share	$0.234	$0.175

See accompanying notes to condensed consolidated financial statements.

RW Holdings NNN REIT, Inc.

Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2018

(Unaudited)

						Cumulative
					Additional	Distributions	Total
	Class C		Class S		Paid-in	and Net	Stockholders'
	Shares	Amounts	Shares	Amounts	Capital	Losses	Equity
Balance, December 31, 2017	8,838,002	$8,838	3,032	$3	$85,324,921	$(6,083,896)	$79,249,866

Issuance of common stock	1,429,021	1,418	33	—	14,339,699	—	14,341,117
Distributions declared	—	—	—	—	—	(2,173,195)	(2,173,195)
Stock compensation expense	3,800	4	—	—	38,186	—	38,190
Repurchase of common stock	(172,469)	(173)	—	—	(1,683,170)	—	(1,683,343)
Offering costs	—	—	—	—	(430,094)	—	(430,094)
Net loss	—	—	—	—	—	(35,325)	(35,325)
Reclassification to redeemable common stock	—	—	—	—	(4,006,748)	—	(4,006,748)

Balance, March 31, 2018	10,098,354	$10,087	3,065	$3	$93,582,794	$(8,292,416)	$85,300,468

See accompanying notes to condensed consolidated financial statements.

RW Holdings NNN REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net loss	$(35,325)	$(457,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,314,276	430,859
Stock compensation expense	38,190	30,000
Deferred rents	(303,476)	(220)
Amortization of deferred financing costs	411,173	11,025
Amortization of above-market leases	24,261	8,331
Amortization of below-market leases	(50,536)	(8,505)
Unrealized gain on interest rate swap valuation	(226,806)	—
Income from investments in unconsolidated entities	(54,879)	(7,957)
Distributions from investments in unconsolidated entities	248,002	67,580
Changes in operating assets and liabilities:
Tenant receivables	(64,852)	—
Due from affiliates	(175,682)	(29,380)
Prepaid expenses and other assets	(86,098)	(124,901)
Accounts payable, accrued and other liabilities	(585,695)	174,159
Due to affiliates	(414,409)	89,097
Net cash provided by operating activities	38,144	182,764

Cash Flows from Investing Activities:
Acquisition of real estate investments	(15,245,676)	(19,550,108)
Additions to real estate investments	(3,831)	—
Payments of acquisition fees to affiliate	(456,000)	(874,800)
Purchase deposits and other acquisition costs	(617,707)	(500,000)
Net cash used in investing activities	(16,323,214)	(20,924,908)

Cash Flows from Financing Activities:
Borrowings on unsecured credit facility	9,000,000	14,240,000
Repayments of unsecured credit facility	(12,000,000)	(17,867,803)
Proceeds from mortgage notes payable	29,315,000	8,744,988
Principal payments on mortgage notes payable	(12,225,822)	(32,558)
Loan deposit	(35,000)	(25,000)
Payments of deferred financing costs to third parties	(499,748)	(234,876)
Payments of financing fees to affiliates	(209,550)	(87,450)
Proceeds from issuance of common stock and investor deposits	13,080,885	19,959,194
Payments of offering costs to affiliates	(429,297)	(528,675)
Payment of commissions to Class S distributor	(150)	—
Payments to redeem common stock	(1,683,343)	(214,384)
Dividends paid to stockholders	(335,216)	(100,126)
Net cash provided by financing activities	23,977,759	23,853,310

Net increase in cash, cash equivalents and restricted cash	7,692,689	3,111,166

Cash, cash equivalents and restricted cash, beginning of period	4,182,755	3,677,373

Cash, cash equivalents and restricted cash, end of period	$11,875,444	$6,788,539

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$887,530	$106,179

Supplemental Schedule of Noncash Investing and Financing Activities:

Reclassification to redeemable common stock	$4,006,748	$107,276
Increase in share redemptions payable	$473,076	$151,864
Decrease in deferred commission payable to Class S common stock distributor	$(150)	$—
Withholding tax on distributions	$204	$—
Accrued dividends	$579,368	$—
Increase in other offering costs due to affiliates	$947	$79,455
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,260,232	$386,736

See accompanying notes to condensed consolidated financial statements

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

RW Holdings NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., but changed its name on October 19, 2015 to Rich Uncles NNN REIT, Inc. and again on August 14, 2017 to its present name RW Holdings NNN REIT, Inc. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The minimum investment in shares is $500. The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing corporate properties located in the United States, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

The Company holds its investments in real property through special purpose wholly-owned limited liability companies, which are wholly owned subsidiaries of Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership) or through the Operating Partnership. The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owns a 99% partnership interest in, the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 (“NNN LP”), owns the remaining 1% partnership interest in the Operating Partnership and is the sole limited partner. NNN LP is wholly-owned by the Company.

The Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the “Advisor”), a Delaware limited liability company, pursuant to an advisory agreement, as amended (the “Advisory Agreement”). The Advisor is wholly owned by the Company’s sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC, the “Sponsor”), a Delaware limited liability company whose members include Harold Hofer and Ray Wirta. On each of June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Sponsor for a purchase price of $10.00 per share.

On July 15, 2015, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) to register an initial public offering of a maximum of 90,000,000 shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of 10,000,000 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering” and, together with the Primary Offering, the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016 and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to its securities offering registered with the SEC, the Company sells shares of its “Class C” common stock directly to investors, currently at a purchase price of $10.05 per share, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

On August 11, 2017, the Company began offering up to 100,000,000 shares of its Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offering, the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation except that the Class S common stock offered in the Class S offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees. On January 18, 2018, the Company’s board of directors approved and established an estimated NAV per share of the Company’s common stock of $10.05. Effective January 19, 2018, the purchase price per share of the Company’s common stock increased from $10.00 to $10.05.

Through March 31, 2018, the Company had sold 10,484,196 shares of Class C common stock in the Registered Offering, including 444,514 shares of Class C common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $104,892,549, and 3,065 shares of Class S common stock in the Class S Offering, including 65 shares of Class S common stock sold under its dividend reinvestment plan applicable to Class S common stock, for aggregate gross offering proceeds of $30,654.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of March 31, 2018, the Company had invested in (i) eight retail properties, six office properties and five industrial properties, (ii) one tenant-in-common real estate investment in which the Company has an approximate 72.7% interest and (iii) one real estate investment in an affiliated REIT in which it has an approximate 4.3% interest.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements included in the Company’s Form 10-K filed with the SEC on April 3, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany balances and transactions are eliminated in consolidation. The December 31, 2017 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Restricted Cash

Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing and for in site and tenant improvements.

Pursuant to lease agreements, the Company has obligations to pay for $1,778,649 in site and tenant improvements to be incurred by tenants as of March 31, 2018, including a 72.7% share of the tenant improvements for the Santa Clara property. At March 31, 2018, the Company had $805,416 of restricted cash held to fund the improvements.

Other Comprehensive Income (Loss)

For all periods presented, other comprehensive income (loss) is the same as net income (loss).

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, the Company has presented earnings per share amounts on the accompanying statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for allocating earnings (loss) in accordance with the provisions of Accounting Standards Codification (“ASC”) 260, Earnings per Share, would have resulted in a net loss per share of $(0.00) for Class C shares and $(0.05) for Class S shares for the three months ended March 31, 2018. The differences in net income (loss) per share if allocated under this method primarily reflects the lower effective dividends per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding. The Company began offering shares of Class S common stock exclusively to non-U.S. Persons in August 2017.

Since our board of directors declared distributions for four months (December 2017 through March 2018) during the three months ended March 31, 2018 in order to transition to a process of declaring dividends prior to the beginning of the month, the dividends declared per common share reflects four months of dividends rather than three months of dividends.

Recent Accounting Pronouncements

New Accounting Standard Issued and Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, as amended, requires an entity to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry specific guidance throughout the Industry Topics of the Codification. This ASU requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also to provide certain additional disclosures. The Company evaluated each of its revenue streams and their related accounting policies under ASU 2014-09. Rental income and tenant recoveries earned from leasing the Company’s real estate properties are excluded from ASU 2014-09 and will be assessed with the adoption of the lease ASU as discussed below. The Company adopted ASU 2014-09 beginning January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations. However, future real estate sales contracts will qualify as sales to noncustomers. The Company will assess and implement any future recognition of gains or losses on sales of properties according to the provisions of ASU 2014-09.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

New Accounting Standard Recently Issued and Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Under ASU 2016-02, the accounting applied by a lessor is largely unchanged from that applied under Topic 840 leases. The large majority of operating leases shall remain classified as operating leases and lessors should continue to recognize rental income for those leases on a straight-line basis over the lease term. ASU 2016-02 may impact the timing, recognition, presentation and disclosures related to the Company’s tenant recoveries earned from leasing its real estate properties, although the Company does not expect a significant impact. ASU 2016-02 is effective for the Company beginning January 1, 2019. The Company expects to adopt the practical expedients available for implementation under ASU 2016-02. By adopting the practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease and (ii) the lease classification at the adoption date for expired or existing leases. ASU 2016-02 will also require new disclosures within the notes to its consolidated financial statements. The Company is continuing to evaluate the potential impact of adopting ASU 2016-02 and the Company intends to consider industry practice and potential updates to ASU 2016-02.

NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS

	March 31, 2018	December 31, 2017
A. Tenant receivables:
Straight-line rent	$1,299,297	$995,822
Tenant rent	37,510	27,460
Tenant recoveries	294,616	239,813
	$1,631,423	$1,263,095

B. Accounts payable, accrued and other liabilities:
Accounts payable	$28,943	$244,430
Accrued expenses	1,000,980	571,308
Accrued interest payable	201,790	186,841
Unearned rent	307,264	548,266
Deferred commission payable	2,100	2,250
Lease incentive obligation	858,389	858,389
	$2,399,466	$2,411,484

NOTE 4. REAL ESTATE

As of March 31, 2018, the Company’s real estate portfolio consisted of 19 properties in 11 states consisting of: (i) eight retail, (ii) six office and (iii) five industrial properties. The following table provides summary information regarding the Company’s real estate as of March 31, 2018:

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investments in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,053,637	$(889,101)	$10,020,383
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(587,592)	4,265,779
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(55,335)	1,342,779
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(70,817)	1,613,612
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(53,167)	1,253,423
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(50,975)	1,235,060
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(52,316)	1,161,413
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(50,831)	1,137,663
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(633,662)	8,970,118
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(815,655)	12,908,535
exp US Services	Maitland, FL	3/27/2017	Office	5,920,121	388,248	(226,187)	6,082,182
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(303,992)	12,874,296
Wyndham	Summerlin, NV	6/22/2017	Office	9,447,270	669,232	(230,013)	9,886,489
Williams Sonoma	Summerlin, NV	6/22/2017	Office	7,531,809	550,486	(209,289)	7,873,006
Omnicare	Richmond, VA	7/20/2017	Industrial	7,042,928	281,442	(162,878)	7,161,492
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(110,969)	6,313,129
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,201	1,013,948	(131,909)	12,722,240
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(202,437)	27,155,463
3M	DeKalb, IL	3/29/2018	Industrial	14,762,798	2,356,361	(51,889)	17,067,270
				$145,236,211	$10,697,135	$(4,889,014)	$151,044,332

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Current Year Acquisition

During the three months ended March 31, 2018, the Company acquired the following property:

Property	Acquisition Date	Land	Buildings and Improvements	Below-Market Lease	Tenant Origination and Absorption Costs	Total
3M	3/29/2018	$758,780	$14,004,018	$(1,417,483)	$2,356,361	$15,701,676

Purchase price	$15,701,676
Acquisition fees to affiliate	(456,000)
Cash paid for acquisition of real estate investments	$15,245,676

The non-cancellable lease term of the property acquired during the three months ended March 31, 2018 is as follows:

Property	Lease Expiration
3M	7/31/2022

The purchase price allocations reflected in the condensed consolidated financial statements is based upon current estimates and assumptions that are subject to change that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities). The 3M lease expires on July 31, 2022. The Company capitalized $505,507 of acquisition fees and costs in conjunction with acquisition of the property. During the three months ended March 31, 2018, the Company recognized $22,972 of total revenue related to this property.

Operating Leases

As of March 31, 2018, the Company’s portfolio’s asset concentration (greater than 10% of total assets) was as follows:

Property and Location	Net Carrying Value	Percentage of Total Assets
AvAir, Chandler, AZ	$27,155,463	14.9%

As of March 31, 2018, the future minimum contractual rent payments due under the Company’s operating leases, excluding any renewal periods, are as follows:

April 2018 to December 2018	$8,863,143
2019	12,029,905
2020	12,139,170
2021	10,919,726
2022	9,508,165
2023	8,394,782
Thereafter	45,898,687
$107,753,578

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Revenue Concentration

For the three months ended March 31, 2018, the following tenants accounted for more than 10% of the Company’s total revenue:

Property and Location	Revenue	Percentage of Total Revenue
AvAir, AZ	$635,572	18.4%
Northrop Grumman, FL	$353,558	10.2%

Intangibles

As of March 31, 2018, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Lease
Cost	$10,697,135	$783,115	$(3,071,253)
Accumulated amortization	(1,518,526)	(126,083)	120,078
Net amount	$9,178,609	$657,032	$(2,951,175)

The amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above- Market Lease Intangibles	Below- Market Lease Intangibles
April 2018 through December 2018	$1,318,047	$72,784	$(355,793)
2019	1,757,396	97,045	(474,391)
2020	1,757,396	97,045	(474,391)
2021	1,341,137	78,994	(474,391)
2022	805,067	63,719	(306,829)
2023	432,856	63,719	(78,369)
Thereafter	1,766,710	183,726	(787,011)
	$9,178,609	$657,032	$(2,951,175)

Weighted-average remaining amortization period	7.7 years	7.8 years	10.0 years

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities are as follows:

	March 31, 2018	December 31, 2017
RU Martin Street Santa Clara (“TIC”)	$10,973,640	$11,103,547
Rich Uncles Real Estate Investment Trust I (“REIT I”)	3,357,258	3,420,475
	$14,330,898	$14,524,022

The Company’s income from investments in unconsolidated entities is as follows:

	Three Months Ended March 31,
	2018	2017
TIC	$49,780	$—
REIT I	5,099	7,957
	$54,879	$7,957

TIC

On September 28, 2017, the Company acquired an approximate 72.7% TIC interest in the Santa Clara property. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company does not control the TIC. Therefore, the Company accounts for its interest in the TIC using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations.

The following is summarized financial information for the TIC:

	March 31 2018	December 31 2017
Assets:
Real estate investments, net	$32,412,708	$32,587,034
Cash and cash equivalents	599,327	615,436
Other assets	122,016	103,700
Total assets	$33,134,051	$33,306,170
Liabilities:
Mortgage notes payable	$14,172,229	$14,235,256
Below-market lease, net	3,216,592	3,247,480
Other liabilities	344,788	246,085
Total liabilities	17,733,609	17,728,821
Total equity	15,400,442	15,577,349
Total liabilities and equity	$33,134,051	$33,306,170

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Three Months Ended March 31, 2018 (1)
Total revenue	$608,794
Expenses:
Interest expense	145,025
Depreciation and amortization	247,213
Other expense	146,336
Total expenses	538,574
Net income	$70,220

(1)   The Company’s investment in the TIC commenced on September 28, 2017; therefore, no TIC operating results are presented for the three months ended March 31, 2017.

REIT I

The Company’s investment in REIT I represented an approximate 4.3% and 4.4% ownership interest as of March 31, 2018 and December 31, 2017 respectively. The Company recorded its share of income (losses) of REIT I based on REIT I’s results of operations.

The following is summarized financial information for REIT I:

	March 31, 2018	December 31, 2017
Assets:
Real estate investments, net	$129,945,167	$131,166,670
Cash and cash equivalents and restricted cash	6,248,951	6,027,807
Other assets	2,784,434	2,658,777
Total assets	$138,978,552	$139,853,254
Liabilities:
Mortgage notes payable, net	$62,054,451	$62,277,387
Below-market lease intangibles, net	3,750,967	3,966,008
Other liabilities	3,992,026	2,937,247
Total liabilities	69,797,444	69,180,642
Redeemable common stock	586,895	586,242
Total shareholders’ equity	68,594,213	70,086,370
Total liabilities and shareholders’ equity	$138,978,552	$139,853,254

	Three Months Ended March 31,
	2018	2017
Total revenue	$3,231,218	$2,726,267
Expenses:
Depreciation and amortization	1,448,244	1,218,074
Interest expense	484,873	461,200
Other expense	1,180,037	652,825
Total expenses	3,113,154	2,332,099
Other income:
Other income	—	280
Net income	$118,064	$394,448

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6. DEBT

Mortgage Notes Payable

As of March 31, 2018 and December 31, 2017, the Company’s mortgage notes payable consisted of the following:

	March 31, 2018			December 31, 2017
Collateral	Principal Amount	Deferred Loan Costs, Net	Net Balance	Principal Amount	Deferred Loan Costs, Net	Net Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreen properties	$7,100,098	$(115,763)	$6,984,335	$7,133,966	$(124,763)	$7,009,203	3.95%	3.95%	7/1/2021
Dana property	4,690,114	(119,136)	4,570,978	4,709,889	(125,132)	4,584,757	4.56%	4.56%	4/1/2023
Six Dollar General properties	3,930,530	(145,156)	3,785,374	3,951,846	(153,290)	3,798,556	4.69%	4.69%	4/1/2022
Wyndham property (2)	5,896,200	(107,016)	5,789,184	5,920,800	(109,936)	5,810,864	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,678,800	(81,992)	4,596,808	4,699,200	(85,227)	4,613,973	One-month LIBOR+2.05%	4.05%	6/5/2022
Omnicare property	4,404,812	(164,264)	4,240,548	4,423,574	(169,372)	4,254,202	4.36%	4.36%	5/1/2026
Harley property	6,954,071	(193,235)	6,760,836	6,983,418	(200,811)	6,782,607	4.25%	4.25%	9/1/2024
Northrop Grumman property	5,911,255	(200,404)	5,710,851	5,945,655	(217,584)	5,728,071	4.40%	4.40%	3/2/2021
EMCOR property	2,946,563	(80,713)	2,865,850	2,955,000	(83,743)	2,871,257	4.35%	4.35%	12/1/2024
exp US Services property	3,490,143	(137,093)	3,353,050	3,505,061	(140,382)	3,364,679	Initial 4.25%; 3.25% + T-Bill index starting 11/18/2022	4.25%	11/17/2024
Husqvarna property	6,380,000	(205,462)	6,174,538	—	—	—	4.60% for 1st 5-years; greater of 4.60% or 5-yr. Treasury Constant Maturity + 2.5 % for the 2nd 5-years	4.60%	2/20/2028
AvAir property (3)	14,575,000	(355,710)	14,219,290	12,000,000	(330,866)	11,669,134	4.84% for 1st 5-years; greater of 4.60% or 5-yr. Treasury Constant Maturity + 2.5 % for the 2nd 5-years	4.84%	3/27/2028
3M property	8,360,000	(145,571)	8,214,429	—	—	—	One-month LIBOR+2.25%	4.13%	3/29/2023
	$79,317,586	$(2,051,515)	$77,266,071	$62,228,409	$(1,741,106)	$60,487,303

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of March 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments (see Note 7).

(2)	The loans on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the loans is an event of default under the terms of both loans. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.

(3)

On March 27, 2018, the Company refinanced the mortgage loan for $14,575,000 through a nonaffiliated lender with interest rate based on: 4.84% for the first five years and the greater of 4.60% or 5-Year Treasury Constant Maturity plus 2.5 % for the second five years. The loan is secured by the AvAir property and it matures on March 27, 2028.

Unsecured Credit Facility

On February 28, 2018, the Company, together with the Operating Partnership and Rich Uncles NNN LP, LLC (“Borrowers”), entered into a Business Loan Agreement and Promissory Note (the “New Credit Facility”) with Pacific Mercantile Bank (“Lender”). The New Credit Facility replaced the $12,000,000 unsecured line of credit with Lender, which expired on January 26, 2018 (the “Former Credit Facility”). The New Credit Facility is a revolving unsecured line of credit for a maximum principal amount of $9,000,000 and matures on January 26, 2019, unless earlier terminated.  Under the terms of the New Credit Facility, Borrowers pay a variable rate of interest on outstanding amounts equal to one (1) percentage point over an independent index published in The Wall Street Journal based on the highest rate on corporate loans posted by at least 75% of the largest banks (the “Index”). Based upon the Index as of the date of the New Credit Facility, the initial interest rate under the New Credit Facility was 5.50% and is currently 5.75%.

The New Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in the Former Credit Facility. The Company’s ability to borrow under the New Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, dividends, corporate existence and financial reporting obligations.

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

The New Credit Facility is secured by guaranties executed by Raymond E. Wirta, Chairman of the Board of the Company, a trust belonging to Mr. Wirta, Harold C. Hofer, President and Chief Executive Officer of the Company, and a trust belonging to Mr. Hofer, each in the amount of $9,000,000. Such guaranties become effective upon certain triggering events, including an event of default under the New Credit Facility and the failure by Borrowers to pay one or more subsequent advances within 90 days of disbursement.

As of March 31, 2018, the New Credit Facility has total outstanding borrowings of $9,000,000. As of December 31, 2017, the Former Credit Facility had total outstanding borrowings of $12,000,000.

All Debt Agreements

Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the New Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of March 31, 2018.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following summarizes the future principal repayment of the Company’s mortgage notes payable and New Credit Facility as of March 31, 2018:

	Mortgage Notes Payable	Unsecured Credit Facility	Total
April 2018 through December 2018	$672,562	$9,000,000	$9,672,562
2019	1,028,465	—	1,028,465
2020	1,239,009	—	1,239,009
2021	7,922,500	—	7,922,500
2022	14,288,741	—	14,288,741
2023	12,982,910	—	12,982,910
Thereafter	41,183,399	—	41,183,399
Total principal	79,317,586	9,000,000	88,317,586
Deferred financing costs, net	(2,051,515)	(27,714)	(2,079,229)
Total	$77,266,071	$8,972,286	$86,238,357

Interest Expense

The following is a reconciliation of the components of interest expense:

	Three Months Ended March 31,
	2018	2017
Mortgage notes payable
Interest expense	$823,260	$81,658
Amortization of deferred financing costs	406,887	10,388
Unrealized gain on interest rate swaps (see Note 7)	(226,806)	—
Unsecured credit facility
Interest expense	82,989	39,154
Amortization of deferred financing costs	4,286	637
Total interest expense	$1,090,616	$131,837

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

In June 2017, the Company (or its wholly-owned limited liability company subsidiaries) entered into interest rate swap agreements with amortizing notional amounts relating to two of its mortgage notes payable. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2018:

	March 31, 2018
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	2	$10,575,000	One-month LIBOR + applicable spread/Fixed at 4.05%-4.34%	4.16%	7.0 years

(i)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amount (outstanding principal balance at the maturity date) as of March 31, 2018 was $9,083,700.
(ii)	The reference rate was June 30, 2017 for two interest rate swaps.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheet as of March 31, 2018:

Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value
Interest Rate Swaps	Asset – Interest rate swap derivatives, at fair value	2	$230,934

The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at March 31, 2018 were designated as hedging instruments; therefore, the net realized gain recognized on interest rate swaps of $226,806 was recorded as a reduction in interest expense for the three months ended March 31, 2018.

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2017:

	December 31, 2017
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate as of June 30, 2016	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	2	$10,620,000	One-month LIBOR + applicable spread/Fixed at 4.05%-4.34%	4.21%	7.2 years

(i)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amount (outstanding principal balance at the maturity date) as of December 31, 2017 was $9,083,700.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheet as of December 31, 2017:

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

Cash and cash equivalents, restricted cash, tenant receivables, purchase and other deposits, prepaid expenses and other assets, accounts payable, accrued and other liabilities, due to affiliates and share repurchases payable:  These balances approximate their fair values due to the short maturities of these items.

Unsecured credit facility: The fair value of the Company’s unsecured credit facility approximates its carrying value as the interest rate is variable. The balance approximates its fair value due to the short maturity of this facility.

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable:

	March 31, 2018			December 31, 2017
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$79,317,586	$77,266,071	$80,561,846	$62,228,409	$60,487,303	$62,363,284

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS

The Company paid the independent members of its board of directors for services rendered. The total amount paid was $38,190 and $30,000 for the three months ended March 31, 2018 and 2017, respectively, which the Company paid by issuing shares of Class C common stock to the directors in accordance with the terms of its director compensation program.

The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor and advisor for REIT I and Brix Student Housing REIT, Inc. During the three months ended March 31, 2018 and 2017, no other business transactions occurred between the Company and REIT I, or Brix Student Housing REIT, Inc., other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I.

Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018	March 31, 2018		Three Months Ended March 31, 2017	December 31, 2017
	Incurred	Receivable	Payable	Incurred	Receivable	Payable
Expensed:
Asset management fees (1)	$401,315	$—	$460,389	$111,298	$—	567,661
Subordinated participation fees	—	—	—	—	—	315,802
Fees to affiliates	401,315	—	—	111,298	—	—
Property management fees*	12,939	—	—	—	—	7,969
Directors and officers insurance reimbursements**	16,634	—	16,634	—	—	—
Expense reimbursements from Sponsor (2)	(359,514)	209,876	—	(688,026)	34,194	—
Waiver of asset management fees (1)	—	—	—	(27,824)	—	—
Capitalized:
Acquisition fees	456,000	—	—	600,600	—	—
Financing coordination fees	209,550	—	—	87,450	—	—
Additional paid-in-capital:
Reimbursable organizational and offering expenses (3)	430,244	—	16,892	608,130	—	15,945
		$209,876	$493,915		$34,194	$907,377

*	Property management fees are classified within property operating expenses on the condensed consolidated statements of operations.
**	Directors and officers insurance reimbursements are classified within general and administrative expenses on the condensed consolidated statements of operations.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(1)	To the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three months ended March 31, 2018 and 2017, the Advisor waived $0 and $27,824, respectively, of asset management fees, which are not subject to future recoupment by the Advisor. In addition to amounts presented in this table, the Company also incurred asset management fees to the Advisor of $47,984 related to its TIC interest in the Santa Clara property during the three months ended March 31, 2018 which amount is reflected as a reduction of income recognized from investments in unconsolidated entities.

(2)	The Company records payroll costs related to Company employees that answer questions from prospective stockholders. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. The expense reimbursements from the Sponsor for the three months ended March 31, 2018 included $48,422 of employment related legal fees which the Sponsor also agreed to reimburse the Company. The receivables related to these costs are reflected in “Due from affiliates” in the condensed consolidated balance sheets.

(3)	As of March 31, 2018, the Sponsor had incurred $7,250,015 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.

Organizational and Offering Expenses

The Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross offering proceeds. As of March 31, 2018, the Sponsor has incurred organizational and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future stockholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of March 31, 2018, the Company has reimbursed the Sponsor $3,136,814 in organizational and offering costs. The Company’s maximum liability for organizational and offering costs through March 31, 2018 was $3,153,706, of which $16,892 was payable as of March 31, 2018 and is included in “Due to Affiliates” in the condensed consolidated balance sheet.

Investor Relations Payroll Expense Reimbursement from Sponsor

The Company employs investor personnel that answer inquiries from potential investors regarding the Company and/or its Registered Offering. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses.

Acquisition Fees

The Company shall pay the Advisor a fee in an amount equal to 3.0% of the contract purchase price of the Company’s properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable and shall not exceed 6.0% of the contract price of the property.  However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

Asset Management Fee

The Company shall pay to the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the total investment value, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of asset management fees incurred in the three months ended March 31, 2018 and 2017 was $401,315 and $111,298, respectively, of which $0 and $27,824, respectively, was waived. Asset management fees payable at March 31, 2018 and December 31, 2017 were $460,389 and $567,661, respectively.

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

Disposition Fees

For substantial assistance in connection with the sale of properties, the Company shall pay to its Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Company’s Advisor or its affiliates, the disposition fees paid to its Advisor, its Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three months ended March 31, 2018 and 2017.

Subordinated Participation Fees

The Company shall pay to the Advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year and paid (if at all) in the immediately following January. The subordinated participation fee is only due if the Preferred Return, as defined, is achieved and is equal to the sum of (using terms as defined in the Advisory Agreement):

(i)	30% of the product of (a) the difference of (x) the Preliminary NAV per share minus (y) the Highest Prior NAV per share, multiplied by (b) the number of shares outstanding as of December 31 of the relevant annual period, but only if this results in a positive number, plus

(ii)	30% of the product of: (a) the amount by which aggregate distributions to stockholders during the annual period, excluding return of capital distributions, divided by the weighted average number of shares outstanding for the annual period, exceed the Preferred Return, multiplied by (b) the weighted average number of shares outstanding for the annual period calculated on a monthly-basis.

The Company announced that the amount of the subordinated participation fee of $315,802 at December 31, 2017 would be paid by issuing 6,075 Class C common shares to its Advisor with the balance being paid in cash. However, it was subsequently determined that such fee would be paid entirely in cash and such cash payment was made during the three months ended March 31, 2018.

 RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Leasing Commission Fees

If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company shall pay to the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. There were no leasing commission fees incurred during the three months ended March 31, 2018 and 2017.

Operating Expenses

Under the Company’s charter, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company’s conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property. The Company is in compliance with the 2/25% Limitation for operating expenses for the four fiscal quarters ended March 31, 2018.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Tenant Improvements

Pursuant to lease agreements, the Company has obligations to pay for $1,778,649 in site and tenant improvements to be incurred by tenants as of March 31, 2018, including a 72.7% share of the tenant improvements for the Santa Clara property. At March 31, 2018, the Company had $805,416 of restricted cash held to fund the improvements.

Redemption of Common Stock

Following the Company’s board of directors’ determination of its Net Asset Value (“NAV”) and NAV per share on January 18, 2018, the maximum amount that may be repurchased per month is limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter will be limited to no more than 5% of its most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offering and Class S Offering (including purchases pursuant to its Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

The Company has the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that it lacks readily available funds to do so due to market conditions beyond the Company’s control, its need to main liquidity for its operations or because the Company determines that investing in real property or other illiquid investments is a better use of its capital than repurchasing its shares. In the event that the Company repurchases some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro rata basis. In addition, the Company’s board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice if its directors believe such action is in the Company and its stockholders’ best interests.  The Company’s board of directors may also amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that the Company believes should be publicly disclosed before shares are repurchased

Legal Matters

From time-to-time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Other than as discussed below, the Company is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

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

Offering Status

Through May 4, 2018, the Company had sold 11,048,439 shares of Class C common stock in the Registered Offering for aggregate gross offering proceeds of $110,563,193, including 489,638 shares of common stock sold under its Registered DRP Offering for aggregate gross offering proceeds of $4,904,904, and 3,076 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $30,765, including 76 shares of Class S common stock sold under its dividend reinvestment plan applicable to Class S common stock for aggregate gross offering proceeds of $765.

Distributions

On April 3, 2018, the Company’s board of directors declared distributions based on daily record dates for the period April 1, 2018 through April 30, 2018 at a rate of $0.0019542 per share per day on the outstanding shares of the Company’s Class C and Class S common stock, which the Company will pay on May 25, 2018.

On April 30, 2018, the Company’s board of directors declared distributions based on daily record dates for the period May 1, 2018 through May 31, 2018 at a rate of $0.0018911 per share per day on the outstanding shares of the Company’s Class C and Class S common stock, which the Company will pay on June 25, 2018.

Redeemable common stock

For the period from April 1, 2018 through May 4, 2018, the Company redeemed 169,460 shares of Class C common stock for $1,703,068.

Interest Rate Swap Agreement

In April 2018, the Company entered into an interest rate swap agreement to fix the interest rate of the 3M property mortgage loan from a variable interest rate of one-month LIBOR plus 2.25% to a fixed rate of 5.09%.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Acquisitions

On April 4, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, completed the acquisition of an office property with approximately 87,230 square feet located in Nashville, Tennessee leased on a triple net basis to Cummins, Inc. (“Cummins”). The contract purchase price for the property was approximately $15,500,000. The property’s lease expires on February 28, 2023 and includes three five-year renewal options to extend the expiration date. The property is expected to generate $6,840,084 in total rental revenue over the course of its remaining lease term. The seller of the property was not affiliated with the Company or its affiliates. The Company obtained an $8,350,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Cummins property. The mortgage loan has a variable interest rate of one-month LIBOR plus 2.25% and matures on April 4, 2023. The Company entered into an interest rate swap agreement to fix the interest rate on this mortgage loan at 5.155%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward-Looking Statements” above.

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We were formed on May 14, 2015 as a Maryland corporation that elected to be treated as a REIT beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Rich Uncles NNN Operating Partnership, LP, a Delaware limited liability company (the “Operating Partnership”) or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

We consider our Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no intention to list our shares of common stock for trading on a national securities exchange or over-the-counter trading market. Although we have registered a fixed number of shares for the Registered Offering (as defined below), we intend to effectively conduct a continuous offering of an unlimited amount of our shares of common stock over an unlimited time period by conducting an uninterrupted series of additional public offerings, subject to regulatory approval of our filings for such additional offerings, and one or more offerings exempt from the registration statement requirements of the Securities Act of 1933, as amended (the “Securities Act”), such as our Class S Offering. This perpetual-life structure is aligned with our overall objective of investing in real estate assets with a long-term view towards making regular cash distributions and generating capital appreciation.

Subject to certain restrictions and limitations, our business is externally managed by our advisor, Rich Uncles NNN REIT Operator, LLC (our “Advisor”), a Delaware limited liability company wholly owned by our sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC, our “Sponsor”), pursuant to the Amended and Restated Advisory Agreement between us, our Advisor and our Sponsor (the “Advisory Agreement”). Our Advisor manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 9 to our condensed consolidated financial statements.

We have investor relations personnel, but all expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and the Registered Offering and to provide administrative investor relations. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organization and offering costs, but reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000. On July 15, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of 10,000,000 shares of common stock pursuant to our distribution reinvestment plan (the “Registered DRP Offering” and together with the Primary Offering, the “Registered Offering”). The SEC declared our registration effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016. Pursuant to our Registered Offering, we do not retain a broker-dealer to offer our shares. Rather, we offer shares of our Class C common stock directly to the public and, commencing in August 2017, we began selling shares of our Class C common stock only to U.S. Persons as defined under Rule 903 promulgated under the Securities Act. On January 18, 2018, our board of directors approved and established an estimated NAV per share of the Company’s common stock of $10.05. Effective January 19, 2018, the purchase price per share of the Company’s common stock increased from $10.00 to $10.05.

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

Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant properties, if we believe such changes are in the best interest of our stockholders.

Rich Uncles NNN Operator, LLC, our Advisor, will make recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors.

As of March 31, 2018, we owned nineteen properties in eleven states consisting of retail, office and industrial properties, our tenant-in-common real estate investment in RU Martin Street Santa Clara (the “TIC”) in which we have an approximate 72.7% interest and one real estate investment in an affiliated REIT, Rich Uncles Real Estate Investment Trust I (“REIT I”), in which we have an approximate 4.3% interest. The net book value of these investments at March 31, 2018 was $165,375,230.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company

We are a publicly registered, non-exchange traded company dedicated to providing stockholders with dependable monthly dividends. We believe we are qualified to operate as a real estate investment trust, or REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our stockholders. Our monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with local, regional, and national commercial tenants and, to some extent, the waiver or deferral of asset management fees by our Sponsor and offering proceeds. See “Distributions” below.

At March 31, 2018, we owned a diversified portfolio:

•	Of the total 19 properties, eight properties are retail properties which represent 16% of the portfolio, six properties are office properties which represent 35% of the portfolio, and five properties are industrial properties which represents 49% of the portfolio (expressed as a percentage of net rental revenue);
•	Fully leased with an occupancy rate of 100%;
•	Leased to 14 different commercial tenants doing business in 12 separate industries;
•	Located in 11 states;
•	With approximately 1,196,000 square feet of aggregate leasable space;
•	With an average leasable space per property of approximately 63,000 square feet; approximately 18,000 square feet per retail property, approximately 53,000 square feet per office property, and 147,000 square feet per industrial property; and
•	With a balance of outstanding debt of approximately $77.3 million, excluding the $9.0 million drawn under the unsecured credit facility.

Of the 19 properties in the portfolio, all 19, or 100%, are single-tenant properties. At March 31, 2018, all 19 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 8.3 years.

On September 28, 2017, we acquired an approximate 72.7% tenant-in-common interest in RU Martin Street Santa Clara (“TIC”). The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Our proceeds from shares sold in the Offerings have been, and will continue to be, primarily for (i) property acquisitions; (ii) capital expenditures; (iii) payment of principal on our outstanding indebtedness; and (iv) payment of fees to our Advisor. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares of common stock, including those offered for sale through our distribution reinvestment plans, or from debt proceeds.

At March 31, 2018, the outstanding principal balance of our mortgage notes payable was $79,317,586 and the outstanding balance of our unsecured credit facility with Pacific Mercantile Bank was $9,000,000. This unsecured credit facility has a maturity date of January 26, 2019 (see Note 6 to our condensed consolidated financial statements). Our pro rata share (approximately 4.3%) of REIT I’s mortgage notes payable was $2,668,341 at March 31, 2018. The Company’s pro rata share (72.7%) of the mortgage note payable held by our TIC was $10,303,210 at March 31, 2018.

Portfolio Information

Our wholly-owned real estate investments were as follows:

	As of
	March 31, 2018	December 31, 2017
Number of Properties:
Retail	8	8
Office	6	6
Industrial	5	4
Total	19	18

Leasable Square Feet:
Retail	140,384	140,384
Office	320,179	320,179
Industrial	735,016	324,616
Total	1,195,579	785,179

Our approximate interest of 72.7% in a tenant-in-common entity owns a 91,740 square feet of office property which is not included in the table above. Also, the above table does not include our approximate 4.3% interest in an affiliated REIT.

In addition, on April 4, 2018, we acquired an additional office property with approximately 87,230 square feet located in Nashville, Tennessee leased on a triple net basis to Cummins, Inc. See Note 11 to our condensed consolidated financial statements for further information.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31:

	2018	2017
Net cash provided by operating activities	$38,144	$182,764
Net cash used in investing activities	$(16,323,214)	$(20,924,908)
Net cash provided by financing activities	$23,977,759	$23,853,310

Cash Flows from Operating Activities

As of March 31, 2018, we owned nineteen properties, one tenant-in-common real estate investment in which we have an approximate 72.7% interest and one real estate investment in an affiliated REIT in which we have an approximate 4.3% interest. For the three months ended March 31, 2018 and 2017, net cash provided by operating activities was $38,144 and $182,764, respectively.

The cash provided by operating activities during the three months ended March 31, 2018 was primarily due to adjustments to our net loss for net non-cash charges of $1,400,205 primarily related to depreciation and amortization, amortization of deferred financing costs and distributions from investments in unconsolidated entities, partially offset by unrealized gain on interest rate swap valuation, deferred rents, amortization of below-market leases and undistributed income from investments in unconsolidated entities. In the addition, the net non-cash charges were also partially offset by the decrease in accounts payable, accrued and other liabilities and due to affiliates, partially offset by decreases in tenant receivables, prepaid expenses and other assets and due from affiliates.

The cash provided by operating activities during the three months ended March 31, 2017 was primarily due to adjustments to our net loss for net non-cash charges of $531,113 primarily related to depreciation and amortization and distributions from investments in unconsolidated entities; and increases in accounts payable, accrued and other liabilities and due to affiliates due to timing of payments; partially offset by our net loss; and increases in due from affiliates and prepaid and other assets.

We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments as well as from operations for an entire year for the properties that we have acquired since January 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities

Net cash used in investing activities was $16,323,214 for the three months ended March 31, 2018 and consisted primarily of the following:

•	$15,245,676 for the acquisition of one property;
•	$617,707 of refundable deposits and other acquisition costs; and
•	$456,000 for the payment of acquisition fees to affiliate.

Net cash used in investing activities was $20,924,908 for the three months ended March 31, 2017 and consisted of the following:

•	$19,550,108 for the acquisition of two properties;
•	$874,800 for the payment of acquisition fees to affiliate; and
•	$500,000 of refundable deposits and other acquisition costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $23,977,759 for the three months ended March 31, 2018 and consisted primarily of the following:

•	$13,080,885 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $429,447;
•	$29,315,000 of proceeds from mortgage notes payable, partially offset by principal payments of $12,225,822 and deferred financing cost payments of $709,298;
•	$9,000,000 of proceeds from borrowings on our new unsecured credit facility, offset by payments on our old unsecured credit facility of $12,000,000;
•	$1,683,343 for repurchases of shares under the share repurchase plan; and
•	$335,216 of distributions paid to stockholders.

Net cash provided by financing activities was $23,853,310 for the three months ended March 31, 2017 and consisted primarily of the following:

•	$19,959,194 of proceeds from issuance of common stock, partially offset by payments for offering costs of $528,675;
•	$14,240,000 from borrowings from our unsecured credit facility, partially offset by payments on our unsecured credit facility of $17,867,803;
•	$8,744,988 of proceeds from mortgage notes payable, partially offset by principal payments of $32,558 and deferred financing costs of $322,326;
•	$214,384 for repurchases of shares under the share repurchase plan; and
•	$100,126 of distributions paid to stockholders.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Resources

Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by the Offerings and bank borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by internally generated funds. Our cash requirements for operating and interest expenses, repurchases of common stock and dividend distributions will generally be funded by internally generated funds and, to some extent, the waiver or deferral of asset management fees by our Sponsor and offering proceeds may be used to fund repurchases of common stock and dividend distributions. If available, future sources of capital include proceeds from the Offerings, secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as undistributed funds from operations.

Results of Operations

We owned 19 properties, one tenant-in-common real estate investment in which we have an approximate 72.7% interest and one real estate investment in an affiliated REIT in which we have an approximate 4.3% interest at March 31, 2018. We acquired seven properties from April 2017 to December 2017 and an additional property in each of March 2018 and April 2018. We also acquired our approximate 72.7% tenant-in-common real estate investment interest in September 2017. We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates to each increase in future periods as a result of the acquisitions discussed above and anticipated future acquisitions of real estate investments. Our results of operations for the three months ended March 31, 2018 are not indicative of those expected in future periods as we are continuing to raise capital through the Offerings and acquire additional properties.

Comparison of the Three Months ended March 31, 2018 to the Three Months ended March 31, 2017

The increases in rental income, tenant recoveries, general and administrative expenses, depreciation and amortization, interest expense and property expense from the applicable prior-year periods were primarily due to properties acquired after April 1, 2017, as well as a complete year of operations from properties acquired.

Rental Income

Rental income for the three months ended March 31, 2018 and 2017 was $2,929,393 and $696,694, respectively. The annualized base rental income of the properties owned as of March 31, 2018 was $11,732,549.

Tenant Recoveries

Tenant recoveries for the three months ended March 31, 2018 and 2017 were $528,585 and $162,516, respectively. Pursuant to many of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Asset Management Fees to Affiliate

Asset management fees to affiliates for the three months ended March 31, 2018 and 2017 were $401,315 and $111,298, respectively. The asset management fees are equal to a monthly fee of 0.1% of our total investment value, as defined, as of the end of the preceding month.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $612,187 and $1,186,844, respectively. Included in general and administrative expenses for the three months ended March 31, 2018 and 2017 were $311,092 and $688,026, respectively, of payroll costs related to our employees that answer questions from prospective stockholders and legal fees of $48,422 and $0, respectively. The Sponsor has agreed to reimburse us for these investor relations payroll costs which are considered to be offering expenses in accordance with the Advisory Agreement. The reimbursement for these costs is included in the income statement caption Expenses Reimbursed/Fees Waived by Sponsor or Affiliates. The other significant components of general and administrative expenses include audit and legal fees and board of director fees which are paid in shares of common stock.

Expenses reimbursed/fees waived by our Sponsor or affiliates during the three months ended March 31, 2018 and 2017 were $359,514 and $715,850, respectively, resulting in net general and administrative expenses of $252,673 and $470,994, respectively. The $715,850 amount for the 2017 period includes $688,026 of expense reimbursements and $27,824 of waived fees.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $1,314,276 and $430,859, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 was $1,090,616 and $131,837, respectively. For the three months ended March 31, 2018 and 2017, interest expense related to mortgage notes payable was $823,260 and $81,658, respectively, and interest expense related to the unsecured credit agreement was $82,989 and $39,154, respectively. Also included in interest expense was $411,173 and $11,025 of amortization of deferred financing costs and gain on interest rate swaps of $226,806 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Property Expenses

Property expenses for the three months ended March 31, 2018 and 2017 were $492,978 and $179,778, respectively. These expenses primarily relate to property taxes, insurance and repairs and maintenance expenses.

Expenses Reimbursed/Fees Waived by Sponsor or Affiliates

Expenses reimbursed/fees waived by Sponsor or affiliates for the three months ended March 31, 2018 and 2017 were $359,514 and $715,850, respectively. For the three months ended March 31, 2018 and 2017, the amounts reimbursed to the Sponsor for investor relations payroll costs was $311,092 and $688,026, respectively.

Other Income

Interest income for the three months ended March 31, 2018 and 2017 was $3,676 and $275, respectively.

Income from investments in unconsolidated entities for the three months ended March 31, 2018 and 2017 was $54,879 and $7,957, respectively. This represents our approximate 4.3% share of the results of operations of REIT I and our approximate 72.7% share of the results of operations of the TIC for the three months ended March 31, 2018. Investment income for the three months ended March 31, 2017 pertains to REIT I only as our investment in the TIC commenced on September 28, 2017.

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

As of March 31, 2018, we had not directly incurred any organizational and offering costs related to the Offerings as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offerings are not recorded in our financial statements as of March 31, 2018 other than to the extent of 3% of the gross offering proceeds. Through March 31, 2018, our Sponsor had incurred organizational and offering costs on our behalf in connection with our Offerings of $7,355,243. Through March 31, 2018, we had recorded $3,153,706 of organizational and offering costs, of which $16,892 was payable to the Sponsor or affiliates.

See Note 9 to condensed consolidated financial statements for additional information.

Distributions

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time-to-time during our operational state, we way not pay distributions from operations. In these cases, distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Historically, the sources of cash used to pay our distributions have been from net rental income received, the waiver and deferral of management fees and, to a limited extent, offering proceeds. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In that event, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price.

Distributions declared, distributions paid-out and cash flows from operations were as follows:

					Cash Flows
	Cash	Cash Distributions			Provided by (Used in)
	Distributions	Declared	Cash distributions paid		Operating
Period	Declared	Per Share	Cash	Reinvested	Activities
First Quarter 2017	$486,862	$0.175	$100,126	$386,736	$182,764
Second Quarter 2017	824,641	0.175	152,193	672,448	1,248,798
Third Quarter 2017	1,120,503	0.175	212,300	908,203	1,114,810
Fourth Quarter 2017 (1)	1,368,619	0.175	268,911	1,099,708	1,244,465

2017 Totals	$3,800,625	$0.700	$733,530	$3,067,095	$3,790,837

First Quarter 2018 (1)(2)	$2,173,195	$0.176	$335,216	$1,260,232	$38,144

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

(2)	The cash distribution of $577,747 for the month of March 2018 was also declared in March 2018 and paid on April 25, 2018. The amount was recorded as a liability as of March 31, 2018 in the accompanying condensed consolidated balance sheets.

 Our sources of distribution payments were as follows:

	Net Rental Income	Waived Advisor Asset Management	Deferred Advisor Asset Management	Offering
Period	Received	Fees	Fees	Proceeds
First Quarter 2017	$377,405	$27,316	$82,141	$—
Second Quarter 2017	629,515	48,709	146,417	—
Third Quarter 2017	658,133	43,499	130,501	288,370
Fourth Quarter 2017	1,272,850	24,016	71,753	—
2017 Totals	$2,937,903	$143,540	$430,812	$288,370

First Quarter 2018	$2,173,195	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
2017
January 1-31	$0.00188170	February 10, 2017	February 10, 2017
February 1-28	$0.00208333	March 10, 2017	March 10, 2017
March 1-31	$0.00188170	April 10, 2017	April 10, 2017
April 1-30	$0.00194440	May 10, 2017	May 10, 2017
May 1-31	$0.00188170	June 10, 2017	June 10, 2017
June 1-30	$0.00194440	July 11, 2017	July 11, 2017
July 1-31	$0.00188170	August 10, 2017	August 10, 2017
August 1-31	$0.00188170	September 11, 2017	September 11, 2017
September 1-30	$0.00194440	October 11, 2017	October 11, 2017
October 1-31	$0.00188170	November 10, 2017	November 10, 2017
November 1-30	$0.00194440	December 10, 2017	December 10, 2017
December 1-31	$0.00188170	January 19, 2018	January 25, 2017
2018 (1)
January 1-31	$0.00189113	February 1, 2018	February 26, 2018
February 1-28	$0.00209380	February 1, 2018	March 26, 2018
March 1-31 (2)	$0.00189113	March 20, 2018	April 25, 2018

(1)

On April 3, 2018, our board of directors declared distributions based on daily record dates for the period April 1, 2018 through April 30, 2018 at a rate of $0.0019542 per share per day on the outstanding shares of our Class C and Class S common stock, which we will pay on May 25, 2018. In addition, on April 30, 2018, our board of directors declared distributions based on daily record dates for the period May 1, 2018 through May 31, 2018 at a rate of $0.0018911 per share per day on the outstanding shares of our Class C and Class S common stock, which we will pay on June 25, 2018.

(2)	Since our board of directors declared distributions for four months (December 2017 through March 2018) during the three months ended March 31, 2018 in order to transition to a process of declaring dividends prior to the beginning of the month, the dividends declared per common share reflects four months of dividends rather than three months of dividends.

Going forward, we expect our board of directors to continue to declare cash distributions based on daily record dates and to pay these distributions on a monthly basis, and after our Offerings to continue to declare distributions based on a single record date as of the end of the month, and to pay these distributions on a monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet REIT qualification requirements.

Properties

As of March 31, 2018, we owned nineteen properties encompassing an approximate 1,196,000 rentable square feet in eleven states, one tenant-in-common real estate investment in which we have an approximate 72.7% interest and one real estate investment in an affiliated REIT in which we have an approximate 4.3% interest. We have been in the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and financing proceeds. More detail about our properties can be found in Note 4 to condensed consolidated financial statements.

We do not currently have plans to incur any significant costs to renovate, improve or develop the properties, other than as discussed below, and we believe that the properties are adequately insured. We have four tenants with leases that provide for tenant improvement allowances totaling $1,899,485, including an 72.7% share of the tenant improvement allowance for the Santa Clara property. We expect that the related improvements will be completed during the 2018 calendar year. There are restricted cash deposits of $805,416 that are available to be used to pay for these improvements. The remainder will be funded from operating cash flow or offering proceeds.

In addition, we have identified approximately $450,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2018 and 2019. Approximately $115,000 of these improvements are expected to be recoverable from the tenant through their operating expense recoveries. However, the Company will have to pay for the improvements and the recoveries will be billed over an extended period of time. The remaining costs of approximately $335,000 are not recoverable from tenants. These improvements will be funded from operating cash flows or offering proceeds.

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

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our condensed consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K, filed with the SEC on April 3, 2018. There have been no significant changes to our policies during the three months ended March 31, 2017.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to condensed consolidated financial statements for commitment and contingencies).

Related-Party Transactions and Agreements

We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or our affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 9 to our condensed consolidated financial statements for additional details of the various related-party transactions and agreements).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events

See Note 11 to our condensed consolidated financial statements for events that occurred subsequent to March 31, 2018 through the filing date of this report.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of March 31, 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required as we are a Smaller Reporting Company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Securities Exchange Act of 1934 is (i) processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that our objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under Legal Matters in Note 10 to condensed consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, as filed with the SEC on April 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, we issued a total of 3,800 shares of Class C common stock to five members of the board of directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2018, we also issued 33 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $334. Such issuances were made pursuant to the dividend reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

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

PART II – OTHER INFORMATION (continued)

The Registered Offering commenced on July 20, 2016. We intend to sell the shares of Class C common stock offered in our Primary Offering and pursuant to our Registered DRP Offering until June 1, 2019, unless our board of directors terminates the offering at an earlier date or all shares being offered have been sold, in which case the Registered Offering will be terminated. If all of the shares we are offering have not been sold by June 1, 2019, our board of directors may further extend the offering in accordance with Rule 415 of the Securities Act. Rule 415 of the Securities Act permits us to file a new registration statement on Form S-11 with the SEC, so that we may continuously offer shares of our Class C common stock. If our board of directors determines to extend the offering beyond June 1, 2019, we will notify stockholders by filing a supplement to the prospectus for the Registered Offering with the SEC. We will also need to renew the Registration Statement or file a new registration statement in many states to continue the Registered Offering. We may terminate the Registered Offering at any time. Our board of directors will adjust the price of the Registered Offering shares during the course of the Registered Offering as described in the Registration Statement, as amended.

As of March 31, 2018, we had sold 10,484,196 shares of Class C common stock in the Registered Offering, including 444,514 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $104,892,549.

Through March 31, 2018, we have paid $3,136,814 to our Sponsor as reimbursement for organizational and offering costs, which reimbursement is subject to the 3% of gross offering proceeds limitation.

From the commencement of the Registered Offering through March 31, 2018, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $101,745,773, including net offering proceeds from our Registered DRP Offering of $4,451,200. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $171,510,005 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $5,097,413, and $536,150 were used to pay acquisition fees and financing coordination fees to our Advisor, respectively. Our Sponsor was reimbursed for $3,136,814 of organizational and offering costs. See Note 9 of our condensed consolidated financial statements for details about fees paid to affiliates. In addition, as of March 31, 2018, $288,370 of proceeds from the Offerings were used to fund stockholder distributions. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Repurchases of Equity Securities

The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended March 31, 2018. As of March 31, 2018, we have not repurchased any shares of our Class S common stock.

	Total number of Shares Requested to be Repurchased (1)	Total Number of Shares Repurchased During the Month	Average Price Paid per Share	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
January 2018	47,713	39,731	$9.78	$1,775,974
February 2018	85,025	47,713	$9.76	$1,775,974
March 2018	87,996	85,025	$9.77	$3,580,021
Totals	220,734	172,469

(1)	During the three months ended March 31, 2018, we agreed to repurchase 100% of all shares of Class C common stock requested for repurchase. The shares of Class C common stock requested for repurchase in March 2018 were repurchased in April 2018. We generally repurchase shares approximately 5 days following the end of the applicable month in which requests were received.

39

(2)

Following our board of directors’ determination of our NAV and NAV per share on January 18, 2018, the maximum amount that may be repurchased per month is limited to no more than 2% of our most recently determined aggregate NAV. Repurchases for any calendar quarter will be limited to no more than 5% of our most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable.  Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of our most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offering (including purchases pursuant to our Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month. We have the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that we lack readily available funds to do so due to market conditions beyond our control, our need to maintain liquidity for our operations or because we determine that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In the event that we repurchase some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro rata basis. In addition, our board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice if our directors believe such action is in our and our stockholders’ best interests.  Our board of directors may also amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased.

Item 3.     Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2018 that would require a response to this item.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

No events occurred during the three months ended March 31, 2018 that would require a response to this item.

Item 6.     Exhibits

The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description

2.1	Agreement for Purchase and Sale of 2210-2260 Martin Avenue, Santa Clara, California, dated August 25, 2017, between San Tomas Income Partners LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on October 4, 2017)
2.2	Purchase Agreement, dated December 18, 2017, between Reasons Aviation, LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A (File No. 000-55776) filed with the Securities and Exchange Commission on January 8, 2018)
3.1	Articles of Amendment and Restatement of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on May 23, 2016)
3.3	Articles of Amendment to the Articles of Incorporation of the Company to change the name and designation of the Company’s stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 333-205684) filed with the Securities and Exchange Commission on August 15, 2017)
3.4	Articles of Amendment to the Articles of Incorporation of the Company to change the name of the Company to RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (File No. 333-205684) filed with the Securities and Exchange Commission on August 15, 2017)
3.5	Articles Supplementary of the Company reclassifying 100,000,000 unissued shares of Class C common stock as Class S common stock (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q (File No. 333-205684) filed with the Securities and Exchange Commission on August 15, 2017)
3.6	Certificate of Notice, dated August 11, 2017 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (File No. 000-55776), filed August 17, 2017)
3.7	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)
10.1	Promissory Note, dated February 1, 2018, made by RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P. and Rich Uncles NNN LP, LLC and payable to the order of Pacific Mercantile Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)
10.2	Loan Agreement, dated as of March 27, 2018 by and between RU 6877-6971 West Frye Road, Chandler AZ, LLC and Alliant Credit Union (incorporated by reference to Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on April 24, 2018)
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

RW Holdings NNN REIT, Inc.
(Registrant)

By:	/s/ HAROLD HOFER
Name:	Harold Hofer
Title:	Chief Executive Officer

By:	/s/ RAYMOND J. PACINI
Name:	Raymond J. Pacini
Title:	Chief Financial Officer (principal financial officer and accounting officer)

Date: May 15, 2018

