Form 10-Q
period 2018-06-30
RW HOLDINGS NNN REIT, INC.
filed 2018-08-14
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

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

As of August 8, 2018, there were 10,529,367 shares of Class C common stock outstanding and 3,117 shares of Class S common stock outstanding.

RW HOLDINGS NNN REIT, INC.

FORM 10-Q

June 30, 2018

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

Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•	If we are unable to raise substantial funds from our securities offerings, we will be limited in the number and type of investments we may make.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on a timely basis or on attractive terms.
•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	Disruptions in the financial markets and uncertain economic conditions affecting us, the geographies or industries in which our properties are concentrated or our tenants may adversely affect our business, financial condition and results of operations.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions of properties and may be unable to dispose of properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by risks related to the incurrence of additional secured or unsecured debt.
•	We have only a limited prior operating history, and the prior performance of real estate investment programs sponsored by affiliates of our sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC), may not be an indication of our future results.
•	We may not be able to attain or maintain profitability.
•	Cash for distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements to our Sponsor or fees paid to our Advisor.
•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	Our business, financial condition and results of operations may be adversely affected by an ongoing investigation by the SEC.
•	We are dependent upon our advisor, sponsor and their affiliates to conduct our operations, and adverse changes in their financial health could cause our operations to suffer; our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
•	Our advisor, sponsor and their affiliates, including all of our executive officers and our affiliated directors and other key real estate professionals, face conflicts of interest, which may result in actions that are not in the long-term best interests of our stockholders.
•	Risks of security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems, could adversely affect our business and results of operations.

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

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Real estate investments:
Land	$26,314,917	$21,878,768
Buildings and improvements	134,483,836	108,590,813
Tenant origination and absorption costs	12,234,133	8,340,774
Total investments in real estate property	173,032,886	138,810,355
Accumulated depreciation and amortization	(6,601,484)	(3,574,739)
Total investments in real estate property, net	166,431,402	135,235,616
Investments in unconsolidated entities	14,164,340	14,524,022
Real estate investments, net	180,595,742	149,759,638

Cash and cash equivalents	3,947,118	3,238,173
Restricted cash	334,471	944,582
Tenant receivables, net	2,117,495	1,263,095
Above-market lease intangibles, net	632,770	681,293
Due from affiliates (Note 8)	26,448	34,194
Purchase and other deposits	285,360	40,000
Prepaid expenses and other assets	1,137,758	1,104,573
Interest rate swap derivatives	326,710	7,899
Total assets	$189,403,872	$157,073,447

Liabilities and Stockholders' Equity
Mortgage notes payable, net	$85,501,455	$60,487,303
Unsecured credit facility, net	—	12,000,000
Accounts payable, accrued and other liabilities	2,543,383	2,411,484
Below-market lease intangibles, net	2,832,577	1,584,229
Due to affiliates (Note 8)	206,717	907,377
Share repurchases payable	889,347	386,839
Interest rate swap derivatives	98,240	—
Total liabilities	92,071,719	77,777,232

Commitments and contingencies (Note 9)

Redeemable common stock	3,550,589	46,349

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 11,182,489 and 8,838,002 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	11,183	8,838
Class S common stock $0.001 par value, 100,000,000 shares authorized, 3,098 and 3,032 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	3	3
Additional paid-in-capital	104,138,416	85,324,921
Cumulative distributions and net losses	(10,368,038)	(6,083,896)
Total stockholders' equity	93,781,564	79,249,866
Total liabilities and stockholders' equity	$189,403,872	$157,073,447

See accompanying notes to the condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues:
Rental income	$3,651,032	$1,366,901	$6,580,425	$2,063,595
Tenant reimbursements	732,934	362,141	1,261,519	525,646
Total revenues	4,383,966	1,729,042	7,841,944	2,589,241

Expenses:
Fees to affiliates (Note 8)	477,915	196,856	879,230	308,154
General and administrative	836,996	831,179	1,449,183	2,018,023
Depreciation and amortization	1,712,469	725,419	3,026,745	1,156,278
Interest expense	1,203,260	438,168	2,293,876	570,005
Property expenses	701,244	375,963	1,194,222	555,741
Total expenses	4,931,884	2,567,585	8,843,256	4,608,201
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 8)	(293,939)	(722,118)	(653,453)	(1,437,969)
Net expenses	4,637,945	1,845,467	8,189,803	3,170,232

Other income:
Interest income	4,244	613	7,920	888
Income from investments in unconsolidated entities	38,606	159,399	93,485	167,356
Total other income	42,850	160,012	101,405	168,244

Net (loss) income	$(211,129)	$43,587	$(246,454)	$(412,747)

Net (loss) income per share, basic and diluted (Note 2)	$(0.02)	$0.01	$(0.02)	$(0.09)

Weighted-average number of common shares outstanding, basic and diluted	10,603,387	5,295,203	10,054,089	4,381,066

Dividends declared per common share	$0.176	$0.175	$0.410	$0.350

See accompanying notes to the condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2018

(Unaudited)

						Cumulative
					Additional	Distributions	Total
	Class C		Class S		Paid-in	and Net	Stockholders'
	Shares	Amounts	Shares	Amounts	Capital	Losses	Equity
Balance, December 31, 2017	8,838,002	$8,838	3,032	$3	$85,324,921	$(6,083,896)	$79,249,866

Issuance of common stock	2,710,514	2,711	66	—	27,217,751	—	27,220,462
Common stock awarded for services	8,100	8	—	—	81,397	—	81,405
Offering costs	—	—	—	—	(816,297)	—	(816,297)
Reclassification to redeemable common stock	—	—	—	—	(4,006,748)	—	(4,006,748)
Repurchase of common stock	(374,127)	(374)	—	—	(3,662,608)	—	(3,662,982)
Dividends declared	—		—		—	(4,037,688)	(4,037,688)
Net loss	—	—	—	—	—	(246,454)	(246,454)

Balance, June 30, 2018	11,182,489	$11,183	3,098	$3	$104,138,416	$(10,368,038)	$93,781,564

See accompanying notes to the condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net loss	$(246,454)	$(412,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,026,745	1,156,278
Stock compensation expense	81,405	65,000
Deferred rents	(609,000)	(176,513)
Amortization of deferred financing costs	518,391	36,504
Amortization of above-market lease	48,523	35,248
Amortization of below-market leases	(169,135)	(13,758)
Unrealized (gain) loss on interest rate swap valuation	(220,571)	104,633
Income from investments in unconsolidated entities	(93,485)	(167,356)
Distributions from investments in unconsolidated entities	453,167	135,896
Change in operating assets and liabilities:
Tenant receivables	(245,400)	(272,112)
Due from affiliates	7,746	79,219
Prepaid expenses and other assets	(14,042)	(5,576)
Accounts payable, accrued and other liabilities	(509,586)	635,109
Due to affiliates	(710,290)	231,737
Net cash provided by operating activities	1,318,014	1,431,562

Cash Flows from Investing Activities:
Acquisition of real estate investments	(31,103,595)	(49,134,241)
Payment of acquisition fees to affiliate	(930,000)	(1,771,482)
Refundable purchase deposits	(250,000)	(1,500,000)
Additions to real estate investments	(749,095)	(193,191)
Net cash used in investing activities	(33,032,690)	(52,598,914)

Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	9,000,000	33,140,000
Repayments of unsecured credit facility	(21,000,000)	(34,065,618)
Proceeds from mortgage notes payable	37,845,000	19,454,988
Principal payments on mortgage notes payable	(12,442,642)	(86,898)
Refundable loan deposits	(35,360)	(125,100)
Payments of deferred financing costs	(885,740)	(541,691)
Proceeds from issuance of common stock and investor deposits	24,551,789	36,295,673
Payments of offering costs	(829,325)	(1,200,469)
Repurchase of common stock	(3,662,982)	(723,904)
Dividends paid to common stockholders	(727,230)	(252,319)
Net cash provided by financing activities	31,813,510	51,894,662

Net increase in cash, cash equivalents and restricted cash	98,834	727,310

Cash, cash equivalents and restricted cash, beginning of period	4,182,755	3,677,373

Cash, cash equivalents and restricted cash, end of period	$4,281,589	$4,404,683

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$1,852,121	$350,750

Supplemental Schedule of Noncash Investing and Financing Activities:

Reclassification to redeemable common stock	$4,006,748	$234,978
Increase in share repurchases payable	$502,508	$293,209
Purchase deposits applied to acquisition of real estate	$—	$500,000
Accrued dividends	$643,202	$—
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$2,668,673	$1,059,184
Payable to seller for acquisition of real estate investment	$—	$117,803

See accompanying notes to the condensed consolidated financial statements.

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

The Company holds its investments in real property through special purpose wholly-owned limited liability companies, which are wholly-owned subsidiaries of Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership) or through the Operating Partnership. The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owns a 99% partnership interest in, the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 (“NNN LP”), owns the remaining 1% partnership interest in the Operating Partnership and is the sole limited partner. NNN LP is wholly-owned by the Company.

The Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the “Advisor”), a Delaware limited liability company, pursuant to an advisory agreement, as amended (the “Advisory Agreement”). The Advisor is wholly-owned by the Company’s sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC, the “Sponsor”), a Delaware limited liability company whose members include Harold Hofer and Ray Wirta, the Company’s Chief Executive Officer and Chairman, respectively. On each of June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Sponsor for a purchase price of $10.00 per share.

On July 15, 2015, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) to register an initial public offering of a maximum of 90,000,000 shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of 10,000,000 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering” and, together with the Primary Offering, the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016 and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to its securities offering registered with the SEC, the Company sells shares of its “Class C” common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

On January 18, 2018, the Company’s board of directors approved and established an estimated net asset value (“NAV”) per share of the Company’s common stock of $10.05. Effective January 19, 2018, the purchase price per share of the Company’s common stock in the Offerings increased from $10.00 to $10.05.

Through June 30, 2018, the Company had sold 11,765,689 shares of Class C common stock in the Registered Offering, including 584,624 shares of Class C common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $117,771,558, and 3,098 shares of Class S common stock in the Class S Offering, including 99 shares of Class S common stock sold under its dividend reinvestment plan applicable to Class S common stock, for aggregate gross offering proceeds of $30,989.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of June 30, 2018, the Company had invested in (i) eight retail properties, seven office properties, five industrial properties, and one parcel of land related to a previous acquisition (ii) one tenant-in-common real estate investment in which the Company has an approximate 72.7% interest and (iii) one real estate investment in an affiliated REIT in which it has an approximate 4.3% interest.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements included in the Company’s Form 10-K filed with the SEC on April 3, 2018.

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

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Derivative Instruments:  The Company’s derivative instruments are presented at fair value in the accompanying condensed consolidated balance sheet. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

Unsecured Credit Facility:  The fair value of the Company’s Unsecured Credit Facility (as defined in Note 6) approximates its carrying value as the interest rates and other terms are comparable to those available in the market place for a similar credit facility.

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

Restricted Cash

Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing and for on-site and tenant improvements.

Pursuant to lease agreements, the Company has obligations to pay for $560,740 in site and tenant improvements to be incurred by tenants as of June 30, 2018, including a 72.7% share of the tenant improvements for the Santa Clara property. At June 30, 2018 and December 31, 2017, the Company had $334,471 and $944,582, respectively, of restricted cash held to fund the improvements.

Other Comprehensive Income (Loss)

For all periods presented, other comprehensive income (loss) is the same as net income (loss).

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding for the three and six months ended June 30, 2018 and 2017.

For the three and six months ended June 30, 2018, the Company has presented net income (loss) per share amounts on the accompanying statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for allocating income (loss) in accordance with the provisions of Accounting Standards Codification (“ASC”) 260, Earnings per Share, would have resulted in a net loss per share of $(0.02) for Class C shares and $(0.07) for Class S shares for the three months ended June 30, 2018 and a net loss per share of $(0.02) for Class C shares and $(0.11) for Class S shares for the six months ended June 30, 2018. The differences in net income (loss) per share if allocated under this method primarily reflects the lower effective dividends per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding. The Company began offering shares of Class S common stock exclusively to non-U.S. Persons in August 2017.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Since the Company’s board of directors declared distributions for four months (December 2017 through March 2018) during the three months ended March 31, 2018 in order to transition to a process of declaring dividends prior to the beginning of the month, the dividends declared per common share for the six months ended June 30, 2018 reflects seven months of dividends rather than six months of dividends.

Recent Accounting Pronouncements

New Accounting Standards Issued and Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, as amended, requires an entity to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry specific guidance throughout the Industry Topics of the Codification. This ASU requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also to provide certain additional disclosures. The Company evaluated each of its revenue streams and their related accounting policies under ASU 2014-09. Rental income and tenant reimbursements earned from leasing the Company’s real estate properties are excluded from ASU 2014-09 and will be assessed with the adoption of the lease ASU as discussed below. The Company adopted ASU 2014-09 beginning January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations. However, future real estate sales contracts will qualify as sales to noncustomers. The Company will assess and implement any future recognition of gains or losses on sales of properties according to the provisions of ASU 2014-09.

New Accounting Standards Recently Issued and Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Under ASU 2016-02, the accounting applied by a lessor is largely unchanged from that applied under Topic 840 leases. The large majority of operating leases shall remain classified as operating leases and lessors should continue to recognize rental income for those leases on a straight-line basis over the lease term. ASU 2016-02 may impact the timing, recognition, presentation and disclosures related to the Company’s tenant reimbursements earned from leasing its real estate properties, although the Company does not expect a significant impact. ASU 2016-02 is effective for the Company beginning January 1, 2019. The Company expects to adopt the practical expedients available for implementation under ASU 2016-02. By adopting the practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease and (ii) the lease classification at the adoption date for expired or existing leases. ASU 2016-02 will also require new disclosures within the notes to its consolidated financial statements. The Company does not expect the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS

Tenant Receivables, Net

Tenant receivables consisted of the following:

	June 30, 2018	December 31, 2017
Straight-line rent	$1,604,822	$995,822
Tenant rent	14,607	27,460
Tenant reimbursements	498,066	239,813
Total	$2,117,495	$1,263,095

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities were comprised of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$71,721	$244,430
Accrued expenses	1,318,931	571,308
Accrued interest payable	330,774	186,841
Unearned rent	478,383	548,266
Deferred commission payable	1,950	2,250
Investor deposits	5,000	—
Lease incentive obligation	336,624	858,389
Total	$2,543,383	$2,411,484

NOTE 4. REAL ESTATE INVESTMENTS

As of June 30, 2018, the Company’s real estate portfolio consisted of 21 properties in 12 states consisting of: (i) eight retail, (ii) seven office, (iii) five industrial properties and (iv) one parcel of land, which previously served as an easement to one of our office properties. The following table provides summary information regarding the Company’s real estate as of June 30, 2018:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,053,637	$(1,016,759)	$9,892,725
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(669,582)	4,183,789
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(65,396)	1,332,718
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(83,693)	1,600,736
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(62,834)	1,243,756
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(60,243)	1,225,792
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(61,828)	1,151,901
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(60,073)	1,128,421
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(756,306)	8,847,474
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(1,011,412)	12,712,778
exp US Services	Maitland, FL	3/27/2017	Office	5,920,121	388,248	(280,472)	6,027,897
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(390,169)	12,788,119
Wyndham	Summerlin, NV	6/22/2017	Office	9,447,270	669,232	(302,649)	9,813,853
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(278,048)	8,352,050
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,746	281,442	(220,364)	7,323,824
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(155,797)	6,268,301
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,201	1,013,948	(221,143)	12,633,006
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(375,955)	26,981,945
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(363,226)	16,755,954
Cummins	Nashville, TN	4/4/2018	Office	14,465,490	1,536,998	(165,535)	15,836,953
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
				$160,798,753	$12,234,133	$(6,601,484)	$166,431,402

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Current Year Acquisitions

During the six months ended June 30, 2018, the Company acquired the following properties:

Property	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above- Market Lease	Below- Market Lease	Total
3M	3/29/2018	$758,780	$14,004,039	$2,356,361	$—	$(1,417,483)	$15,701,697
Cummins	4/4/2018	3,347,959	11,117,531	1,536,998	—	—	16,002,488
Northrop Grumman Parcel	6/21/2018	329,410	—	—	—	—	329,410
		$4,436,149	$25,121,570	$3,893,359	$—	$(1,417,483)	$32,033,595

Purchase price	$32,033,595
Acquisition fees to affiliates	(930,000)
Cash paid for acquisition of real estate investments	$31,103,595

The non-cancellable lease terms of the properties acquired during the six months ended June 30, 2018 are as follows:

Property	Lease Expiration
3M	7/31/2022
Cummins	2/28/2023

The purchase price allocations reflected in the condensed consolidated financial statements are based upon current estimates and assumptions that are subject to change which may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities). The Company capitalized $501,697, $502,488 and $33,860 of acquisition fees and costs in conjunction with its acquisition of the 3M, Cummins and Northrop Grumman Parcel properties, respectively. During the three and six months ended June 30, 2018, the Company recognized $906,155 and $929,127, respectively, of total revenue related to these properties.

Operating Leases

As of June 30, 2018, the Company’s portfolio’s asset concentration (greater than 10% of total assets) was as follows:

Property and Location	Net Carrying Value	Percentage of Total Assets
AvAir, Chandler, AZ	$26,981,945	14.2%

The Company’s real estate properties are primarily leased to tenants under triple-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of June 30, 2018, the future minimum contractual rent payments due under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

July through December 2018	$6,582,221
2019	13,381,683
2020	13,524,743
2021	12,339,938
2022	10,963,883
2023	8,643,467
Thereafter	45,898,687
$111,334,622

Revenue Concentration

The Company’s revenue concentration for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
AvAir, Chandler, AZ	$653,374	14.9%	$1,289,146	16.4%
3M, DeKalb, IL	$506,229	11.5%	$—	—

Intangibles

As of June 30, 2018, the Company’s lease intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$12,234,133	$783,115	$(3,071,253)
Accumulated amortization	(2,023,224)	(150,345)	238,676
Net amount	$10,210,909	$632,770	$(2,832,577)

The amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
July through December 2018	$1,035,535	$48,523	$(237,196)
2019	2,071,069	97,045	(474,391)
2020	2,071,069	97,045	(474,391)
2021	1,654,810	78,994	(474,391)
2022	1,118,740	63,719	(306,829)
2023	492,976	63,719	(78,369)
Thereafter	1,766,710	183,725	(787,010)
	$10,210,909	$632,770	$(2,832,577)

Weighted-average remaining amortization period	7.2 years	7.6 years	9.9 years

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities are as follows:

	June 30, 2018	December 31, 2017
Santa Clara Property Tenant-in-Common Interest (“TIC Interest”)	$10,907,699	$11,103,547
Rich Uncles Real Estate Investment Trust I (“REIT I”)	3,256,641	3,420,475
	$14,164,340	$14,524,022

The Company’s (loss) income from investments in unconsolidated entities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REIT I	$(32,301)	$159,399	$(27,202)	$167,356
TIC Interest	70,907	—	120,687	—
	$38,606	$159,399	$93,485	$167,356

TIC Interest

On September 28, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% TIC Interest in the Santa Clara property. The remaining approximate 27.3% of undivided interests in the Santa Clara property are held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for its TIC Interest in the Santa Clara property using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three and six months ended June 30, 2018, the Company received $68,316 and $136,632 in cash distributions, respectively.

The following is summarized financial information for the Santa Clara property:

	June 30, 2018	December 31, 2017
Assets:
Real estate investments, net	$32,164,572	$32,587,034
Cash and cash equivalents	273,589	615,436
Other assets	244,756	103,700
Total assets	$32,682,917	$33,306,170
Liabilities:
Mortgage notes payable	$14,114,248	$14,235,256
Below-market lease, net	3,178,988	3,247,480
Other liabilities	81,687	246,085
Total liabilities	17,374,923	17,728,821
Total equity	15,307,994	15,577,349
Total liabilities and equity	$32,682,917	$33,306,170

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended June 30, 2018 (1)	Six Months Ended June 30, 2018 (1)
Total revenues	$713,218	$1,322,012
Expenses:
Interest expense	145,960	290,985
Depreciation and amortization	248,136	495,349
Other expenses	223,358	369,694
Total expenses	617,454	1,156,028
Net income	$95,764	$165,984

(1)	The Company’s TIC Interest in the Santa Clara property commenced on September 28, 2017; therefore, no Santa Clara property operating results are presented for the three and six months ended June 30, 2017.

REIT I

The Company’s investment in REIT I represented an approximate 4.3% and 4.4% ownership interest as of June 30, 2018 and December 31, 2017, respectively. The Company recorded its share of income (losses) of REIT I based on REIT I’s results of operations for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2018, the Company received $68,316 and $136,632 in cash dividends, respectively, related to its investment in REIT I. The following is summarized financial information for REIT I:

	June 30, 2018	December 31, 2017
Assets:
Real estate investments, net	$127,870,774	$131,166,670
Cash and cash equivalents and restricted cash	4,606,282	6,027,807
Other assets	3,083,486	2,658,777
Total assets	$135,560,542	$139,853,254
Liabilities:
Mortgage notes payable, net	$61,839,052	$62,277,387
Below-market lease intangibles, net	3,535,926	3,966,008
Other liabilities	3,644,436	2,937,247
Total liabilities	69,019,414	69,180,642
Redeemable common stock	224,035	586,242
Total shareholders’ equity	66,317,093	70,086,370
Total liabilities and shareholders’ equity	$135,560,542	$139,853,254

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$3,365,163	$3,507,951	$6,596,381	$6,234,218
Expenses:
Depreciation and amortization	1,409,093	1,452,354	2,857,337	2,670,428
Interest expense	631,838	761,743	1,116,711	1,222,944
Impairment of real estate investment property (1)	862,190	—	862,190	—
Other expenses	1,206,883	1,104,954	2,386,920	1,757,779
Total expenses	4,110,004	3,319,051	7,223,158	5,651,151
Other income:
Other income	—	748,514	—	748,795
Net (loss) income	$(744,841)	$937,414	$(626,777)	$1,331,862

(1)	During the three months ended June 30, 2018, REIT I recorded an impairment charge of $862,190 related to its investment in a property in Antioch, California due to the expiration of the tenant’s lease term at December 31, 2017 and REIT I’s subsequent difficulties encountered during the second quarter in its efforts to re-lease the property at acceptable rent rates and without incurring substantial potential tenant improvement costs. The impairment charge is less than 1% of REIT I’s total investments in real estate property and the book value of the property after the impairment charge is less than 2.0% of REIT I’s total investments in real estate property as of June 30, 2018.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6. DEBT

Mortgage Notes Payable

As of June 30, 2018 and December 31, 2017, the Company’s mortgage notes payable consisted of the following:

	June 30, 2018			December 31, 2017
Collateral	Principal Amount	Deferred Loan Costs, Net	Net Balance	Principal Amount	Deferred Loan Costs, Net	Net Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreen properties	$7,065,895	$(107,771)	$6,958,124	$7,133,966	$(124,763)	$7,009,203	3.95%	3.95%	7/1/2021
Dana property	4,671,294	(113,139)	4,558,155	4,709,889	(125,132)	4,584,757	4.56%	4.56%	4/1/2023
Six Dollar General properties	3,916,681	(135,993)	3,780,688	3,951,846	(153,290)	3,798,556	4.69%	4.69%	4/1/2022
Wyndham property (2)	5,871,600	(104,096)	5,767,504	5,920,800	(109,936)	5,810,864	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,658,400	(77,067)	4,581,333	4,699,200	(85,227)	4,613,973	One-month LIBOR+2.05%	4.05%	6/5/2022
Omnicare property	4,386,906	(159,155)	4,227,751	4,423,574	(169,372)	4,254,202	4.36%	4.36%	5/1/2026
Harley property	6,926,045	(185,658)	6,740,387	6,983,418	(200,811)	6,782,607	4.25%	4.25%	9/1/2024
Northrop Grumman property	5,877,911	(183,229)	5,694,682	5,945,655	(217,584)	5,728,071	4.40%	4.40%	3/2/2021
EMCOR property	2,935,147	(77,682)	2,857,465	2,955,000	(83,743)	2,871,257	4.35%	4.35%	12/1/2024
exp US Services property	3,475,886	(131,916)	3,343,970	3,505,061	(140,382)	3,364,679	(4)	4.25%	11/17/2024
Husqvarna property	6,380,000	(201,883)	6,178,117	—	—	—	(5)	4.60%	2/20/2028
AvAir property (3)	14,575,000	(349,657)	14,225,343	12,000,000	(330,866)	11,669,134	(6)	4.84%	3/27/2028
3M property	8,360,000	(139,889)	8,220,111	—	—	—	One-month LIBOR+2.25%	5.09%	3/29/2023
Cummins property	8,530,000	(162,175)	8,367,825	—	—	—	One-month LIBOR+2.25%	5.16%	4/4/2023
	$87,630,765	$(2,129,310)	$85,501,455	$62,228,409	$(1,741,106)	$60,487,303

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of June 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments (see Note 7).
(2)	The loans on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the loans is an event of default under the terms of both loans. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.
(3)	On March 27, 2018, the Company refinanced the mortgage loan payable as of December 31, 2017 with a new loan for $14,575,000 through a nonaffiliated lender. The loan is secured by the AvAir property and it matures on March 27, 2028.
(4)	The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate is T-Bill index plus 3.25%.
(5)	The initial contractual interest rate is 4.60% for the first five years and the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% for the second five years.
(6)	The initial contractual interest rate for the note payable outstanding as of June 30, 2018 is 4.84% for the first five-years and the greater of 4.60% or five-year TCM plus 2.45% for the second five-years.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

	June 30, 2018			December 31, 2017
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$87,630,765	$85,501,455	$86,757,903	$62,228,409	$60,487,303	$62,363,284

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

Unsecured Credit Facility

On February 28, 2018, the Company, together with the Operating Partnership and Rich Uncles NNN LP, LLC (“Borrowers”), entered into a Business Loan Agreement and Promissory Note (the “Unsecured Credit Facility”) with Pacific Mercantile Bank (“Lender”). The Unsecured Credit Facility replaced the $12,000,000 unsecured line of credit with Lender, which expired on January 26, 2018 (the “Former Credit Facility”). The Unsecured Credit Facility is a revolving unsecured line of credit for a maximum principal amount of $9,000,000 and matures on January 26, 2019, unless earlier terminated.  Under the terms of the Unsecured Credit Facility, Borrowers pay a variable rate of interest on outstanding amounts equal to one (1) percentage point over an independent index published in The Wall Street Journal based on the highest rate on corporate loans posted by at least 75% of the largest banks (the “Index”). Based upon the Index as of the date of the Unsecured Credit Facility, the initial interest rate under the Unsecured Credit Facility was 5.50% and is currently 6.0%.

The Unsecured Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in the Former Credit Facility. The Company’s ability to borrow under the Unsecured Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, dividends, corporate existence and financial reporting obligations.

The Unsecured Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Lender may accelerate the repayment of amounts outstanding under the Unsecured Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

The Unsecured Credit Facility is secured by guaranties executed by Raymond E. Wirta, Chairman of the Board of the Company, a trust belonging to Mr. Wirta, Harold C. Hofer, President and Chief Executive Officer of the Company, and a trust belonging to Mr. Hofer, each in the amount of $9,000,000. Such guaranties become effective upon certain triggering events, including an event of default under the Unsecured Credit Facility and the failure by Borrowers to pay one or more subsequent advances within 90 days of disbursement.

As of June 30, 2018, the Unsecured Credit Facility had no outstanding borrowings; however, on July 27, 2018, the Company borrowed the full $9,000,000 to fund the acquisition of the 24 Hour Fitness property in Las Vegas, Nevada, as more fully described in Note 10. As of December 31, 2017, the Former Credit Facility had total outstanding borrowings of $12,000,000.

All Debt Agreements

Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of June 30, 2018.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following summarizes the future principal repayment of the Company’s mortgage notes payable and Unsecured Credit Facility as of June 30, 2018:

	Mortgage Note Payable	Unsecured Credit Facility (1)	Total
July through December 2018	$453,113	$—	$453,113
2019	1,109,940	—	1,109,940
2020	1,365,278	—	1,365,278
2021	8,055,564	—	8,055,564
2022	14,432,812	—	14,432,812
2023	21,031,341	—	21,031,341
Thereafter	41,182,717	—	41,182,717
Total principal	$87,630,765	$—	$87,630,765

(1)	Any outstanding borrowings under the Unsecured Credit Facility will be due by January 26, 2019 unless the facility is extended.

Interest Expense

The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mortgage notes payable
Interest expense	$1,006,398	$184,179	$1,829,658	$265,837
Amortization of deferred financing costs	98,648	24,998	505,535	35,386
Unrealized (gain) loss on interest rate swaps (see Note 7)	6,235	104,633	(220,571)	104,633
Unsecured credit facility
Interest expense	83,408	103,877	166,397	143,031
Amortization of deferred financing costs	8,571	481	12,857	1,118
Forfeited loan fee	—	20,000	—	20,000
Total interest expense	$1,203,260	$438,168	$2,293,876	$570,005

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

The Company (or wholly-owned limited liability company subsidiaries) has entered into interest rate swap agreements with amortizing notational amounts relating to four of its mortgage notes payable. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2018 and December 31, 2017.

	June 30, 2018					December 31, 2017
Derivative Instruments	Number of Instru- ments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed pay rate	Weighted Average Remaining Term	Number of Instru- ments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed pay rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	4	$27,420,000	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.74%	5.6 years	2	$10,620,000	One-month LIBOR + applicable spread/Fixed at 4.05%-4.34%	4.21%	7.2 years

(i)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. As of June 30, 2018, the minimum notional amount (outstanding principal balance at the maturity date) was $24,936,800.
(ii)	The reference rate was June 30, 2018.
(iii)	The reference rate was December 31, 2017.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheets:

		June 30, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	2	$326,710	2	$7,899
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	2	$(98,240)	—	$—

The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at June 30, 2018 or December 31, 2017 were designated as hedging instruments; therefore, the net unrealized loss (gain) recognized on interest rate swaps of $6,236 and $104,633 was recorded as an increase in interest expense for the three months ended June 30, 2018 and 2017, respectively, and $(220,570) and $104,633 was recorded as a (decrease) increase in interest expense for the six months ended June 30, 2018 and 2017, respectively (see Note 6).

NOTE 8. RELATED PARTY TRANSACTIONS

The Company pays the members of its board of directors who are not executive officers for services rendered by issuing to them shares of Class C common stock. The total amount paid was $43,215 and $35,000 for the three months ended June 30, 2018 and 2017, respectively, and $81,405 and $65,000 for the six months ended June 30, 2018 and 2017, respectively, which the Company paid by issuing 4,300 shares and 3,500 shares of Class C common stock during the three months ended June 30, 2018 and 2017, respectively, and 8,100 shares and 6,500 shares of Class C common stock during the six months ended June 30, 2018 and 2017, respectively, to the directors in accordance with the terms of its director compensation program.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor and advisor for REIT I and Brix Student Housing REIT, Inc. During the three and six months ended June 30, 2018 and 2017, no other business transactions occurred between the Company and REIT I, or Brix Student Housing REIT, Inc., other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I.

Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended	Six Months Ended			Three Months Ended	Six Months Ended
	June 30, 2018		June 30, 2018		June 30, 2017		December 31, 2017
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed
Asset management fees (1)	$477,915	$879,230	$—	$164,685	$196,856	$308,154	$—	$567,661
Subordinated participation fees	—	—	—	—	—	—	—	315,802
Fees to affiliates	477,915	879,230			196,858	308,154
Property management fees*	19,212	32,151	—	—	622	622	—	7,969
Directors and Officers insurance and other reimbursements**	36,083	52,716	—	657	—	—	—	—
Expense reimbursements from (to) Sponsor (2)	(293,939)	(653,453)	26,448	15,800	(672,904)	(1,360,930)	34,194	—
Waiver of asset management fees (1)	—	—	—	—	(49,214)	(77,039)	—	—
Capitalized:
Acquisition fees	496,358	952,358	—	22,358	882,971	1,483,571	—	—
Financing coordination fees	—	209,550	—	—	—	87,450	—	—
Reimbursable organizational and offering expenses (3)	386,053	816,297	—	3,217	529,991	1,138,121	—	15,945
			$26,448	$206,717			$34,194	$907,377

*	Property management fees are classified within property operating expenses on the condensed consolidated statements of operations.
**	Directors and officers’ insurance and other reimbursements are classified within general and administrative expenses on the condensed consolidated statements of operations.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(1)	To the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three months ended June 30, 2018 and 2017, the Advisor waived zero and $49,214, respectively, of asset management fees, which are not subject to future recoupment by the Advisor and for the six months ended June 30, 2018 and 2017, the Advisor waived zero and $77,039, respectively, of asset management fees, which are not subject to future recoupment by the Advisor. In addition to amounts presented in this table, the Company also incurred asset management fees to the Advisor of $47,984 and $95,966 related to its TIC Interest in the Santa Clara property during the three and six months ended June 30, 2018, respectively, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities.
(2)	Includes payroll costs related to Company employees that answer questions from prospective stockholders. See “—Investor Relations Payroll Expense Reimbursement from Sponsor” below. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. The expense reimbursements from the Sponsor for the three and six months ended June 30, 2018 also include zero and $48,422, respectively, of employment related legal fees which the Sponsor also agreed to reimburse the Company. The receivables related to these costs are reflected in “Due from affiliates” in the condensed consolidated balance sheets.
(3)	As of June 30, 2018, the Sponsor had incurred $7,918,815 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.

Organizational and Offering Expenses

The Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross offering proceeds. As of June 30, 2018, the Sponsor has incurred organizational and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future stockholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of June 30, 2018, the Company has reimbursed the Sponsor $3,532,793 in organizational and offering costs. The Company’s maximum liability for organizational and offering costs through June 30, 2018 was $3,536,010, of which $3,217 was payable as of June 30, 2018 and is included in “Due to affiliates” in the condensed consolidated balance sheet.

Investor Relations Payroll Expense Reimbursement from Sponsor

The Company employs investor personnel that answer inquiries from potential investors regarding the Company and/or its Registered Offering. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses. The payroll expense reimbursements from the Sponsor for the three months ended June 30, 2018 and 2017 were $242,416 and $672,904, respectively, and for the six months ended June 30, 2018 and 2017 were $553,508 and $1,360,930, respectively.

Acquisition Fees

The Company pays the Advisor a fee in an amount equal to 3.0% of the contract purchase price of the Company’s properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable and shall not exceed 6.0% of the contract price of the property. However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Asset Management Fee

The Company pays the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the total investment value, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee is payable monthly on the last day of such month, or the first business day following the last day of such month. In connection with renewing the Advisory Agreement for an additional year, on August 2, 2018, the Conflicts Committee, which is comprised of all of the independent directors of the Company, approved, and on August 3, 2018 our board of directors approved, amendments to the Advisory Agreement which provide for (i) paying the Asset Management Fee for assets acquired during a month based on the pro-rated number of days following acquisition and (ii) paying the Asset Management Fee on the last business day of the month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year is deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the three months ended June 30, 2018 and 2017 was $477,915 and $196,856 respectively, of which zero and $49,214, respectively, was waived. The total amount of Asset Management Fees incurred in the six months ended June 30, 2018 and 2017 was $879,230 and $308,154 respectively, of which zero and $77,039, respectively, was waived. Asset Management Fees payable at June 30, 2018 and December 31, 2017 were $164,685 and $567,661, respectively.

Financing Coordination Fee

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company pays to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing.

Property Management Fees

If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company pays the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also reimburses the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company currently provides property management services for five of the 21 real estate properties in its portfolio.

Disposition Fees

For substantial assistance in connection with the sale of properties, the Company pays the Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or its affiliates, the disposition fees paid to the Advisor, the Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three and six months ended June 30, 2018 and 2017.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Subordinated Participation Fees

The Company pays the Advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year and paid (if at all) in the immediately following January. The subordinated participation fee is only due if the Preferred Return, as defined, is achieved and is equal to the sum of (using terms as defined in the Advisory Agreement):

(i)	30% of the product of: (a) the difference of (x) the Preliminary NAV per share minus (y) the Highest Prior NAV per share, multiplied by (b) the number of shares outstanding as of December 31 of the relevant annual period, but only if this results in a positive number, plus

(ii)	30% of the product of: (a) the amount by which aggregate distributions to stockholders during the annual period, excluding return of capital distributions, divided by the weighted average number of shares outstanding for the annual period, exceed the Preferred Return, multiplied by (b) the weighted average number of shares outstanding for the annual period calculated on a monthly-basis.

The Company paid a subordinated participation fee of $315,802 calculated and accrued as of December 31, 2017 in cash during the first quarter of 2018.

Leasing Commission Fees

If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company pays the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease; and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. There were no leasing commission fees incurred during the three and six months ended June 30, 2018 and 2017.

Operating Expenses

Under the Company’s charter, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company’s Conflicts Committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property. The Company is in compliance with the 2/25% Limitation for operating expenses for the four fiscal quarters ended June 30, 2018.

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

Tenant Improvements

Pursuant to lease agreements, as of June 30, 2018, the Company has obligations to pay for $560,740 in site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara property. At June 30, 2018, the Company had $334,471 of restricted cash held to fund the improvements.

Redemption of Common Stock

Following the Company’s board of directors’ determination of its NAV and NAV per share on January 18, 2018, the maximum amount that may be repurchased per month is limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter will be limited to no more than 5% of its most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offering and Class S Offering (including purchases pursuant to its Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

The Company has the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that it lacks readily available funds to do so due to market conditions beyond the Company’s control, its need to main liquidity for its operations or because the Company determines that investing in real property or other illiquid investments is a better use of its capital than repurchasing its shares. In the event that the Company repurchases some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro rata basis. In addition, the Company’s board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice if its directors believe such action is in the Company and its stockholders’ best interests.  The Company’s board of directors may also amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that the Company believes should be publicly disclosed before shares are repurchased.

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

Offering Status

Through August 8, 2018, the Company had sold 12,236,937 shares of Class C common stock in the Registered Offering for aggregate gross offering proceeds of $122,507,601, including 634,236 shares of common stock sold under its Registered DRP Offering for aggregate gross offering proceeds of $6,358,113, and 3,117 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $31,170, including 117 shares of Class S common stock sold under its dividend reinvestment plan applicable to Class S common stock for aggregate gross offering proceeds of $1,170.

Distributions

On July 2, 2018, the Company’s board of directors declared distributions based on daily record dates for the period July 1, 2018 through July 31, 2018 at a rate of $.0018911 per share per day on the outstanding shares of the Company’s Class C and Class S common stock, which the Company will pay on August 27, 2018, which is the first business day following the August 25, 2018 payment date.

On July 30, 2018, the Company’s board of directors declared distributions based on daily record dates for the period August 1, 2018 through August 31, 2018 at a rate of $.0018911 per share per day on the outstanding shares of the Company’s Class C and Class S common stock, which the Company will pay on September 25, 2018.

Acquisitions

On July 27, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, completed the acquisition of a retail property with approximately 45,000 square feet located in Las Vegas, Nevada which is leased to 24 Hour Fitness USA, Inc. The property houses high-end fitness amenities including a cycling room, pro shop, kids club, basketball court, swimming pool, jacuzzi, sauna, steam room, aerobic studio, locker rooms, cardio equipment and a weightlifting area. The contract purchase price for the property was $12,200,000, which was funded with $3,200,000 in net proceeds from the Registered Offering and $9,000,000 drawn under the Unsecured Credit Facility. The property’s double net lease expires on March 31, 2030 and includes three five-year renewal options to extend the expiration date. The property is expected to generate $10,525,500 in total rental revenue over the course of its remaining lease term. The seller of the property was not affiliated with the Company or its affiliates. Under the terms of the Advisory Agreement, the Company paid the Advisor an acquisition fee of $366,000 in connection with this transaction.

On July 10, 2018, the Company entered into a purchase agreement to acquire a single-story office building with approximately 38,794 square feet located in Dallas, Texas. This property is leased to Texas Health Resources, a nonprofit corporation with 29 hospital locations, more than 100 outpatient facilities, more than 24,000 employees and over 6,000 physicians. The property’s triple-net lease expires on December 31, 2025. The contract purchase price for the property is $7,425,000 which will be funded by a combination of net proceeds from the Registered Offering and debt financing. The seller of the property is not affiliated with the Company or its affiliates. This acquisition is scheduled to close in September 2018 and, if closed, the Company will pay the Advisor an acquisition fee of $222,750.

Advisory Agreement

On August 2, 2018, the Conflicts Committee approved, and on August 3, 2018 our board of directors approved, renewing the Advisory Agreement for an additional year, to August 11, 2019. Concurrently, the independent directors, which comprise the Conflicts Committee, and our board of directors also approved amendments to the Advisory Agreement which provide for (i) paying the Asset Management Fee for assets acquired during a month based on the pro-rated number of days following acquisition and (ii) paying the Asset Management Fee on the last business day of the month.

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

Overview

We were formed on May 14, 2015 as a Maryland corporation that elected to be treated as a real estate investment trust, or REIT, beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Rich Uncles NNN Operating Partnership, LP, a Delaware limited liability company (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor (as defined below) or other persons.

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

Subject to certain restrictions and limitations, our business is externally managed by our advisor, Rich Uncles NNN REIT Operator, LLC (our “Advisor”), a Delaware limited liability company wholly-owned by our sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC, our “Sponsor”), pursuant to the Second Amended and Restated Advisory Agreement between us, our Advisor and our Sponsor (the “Advisory Agreement”). Our Advisor manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 8 to our condensed consolidated financial statements.

We have investor relations personnel, but all related expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and the Registered Offering and to provide administrative investor relations. However, our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organization and offering costs, but reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.

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

On January 18, 2018, our board of directors approved and established an estimated net asset value (“NAV”) per share of our common stock of $10.05. Effective January 19, 2018, the purchase price per share of our common stock in the Offerings increased from $10.00 to $10.05.

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

The Company

We are a publicly registered, non-exchange traded company dedicated to providing stockholders with dependable monthly dividends. We believe we are qualified to operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our stockholders. Our monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with local, regional, and national commercial tenants and, to some extent, the waiver or deferral of asset management fees by our Sponsor. See “Distributions” below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our primary business consists of acquiring, financing and owning single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of June 30, 2018, we owned 21 properties in 12 states consisting of retail, office and industrial properties and a parcel of land, a tenant-in-common real estate investment in a property located in Santa Clara, California in which we have an approximate 72.7% interest (“TIC Interest”) and one real estate investment in an affiliated REIT, Rich Uncles Real Estate Investment Trust I (“REIT I”), in which we have an approximate 4.3% interest. The net book value of these investments at June 30, 2018 was $180,595,742.

With respect to our diversified portfolio of 20 operating properties as of June 30, 2018:

•	Eight properties are retail properties which represent 15% of the portfolio, seven properties are office properties which represent 41% of the portfolio, and five properties are industrial properties which represents 44% of the portfolio (expressed as a percentage of net rental revenue);
•	Fully leased with an occupancy rate of 100%;
•	Leased to 15 different commercial tenants doing business in 13 separate industries;
•	Located in 12 states;
•	With approximately 1,283,000 square feet of aggregate leasable space;
•	With an average leasable space per property of approximately 223,000 square feet; approximately 18,000 square feet per retail property, approximately 58,000 square feet per office property, and 147,000 square feet per industrial property; and
•	With a balance of outstanding mortgage note payable of $87,630,765 and $0 amount drawn under the unsecured credit facility.

Of the 20 operating properties in the portfolio as of June 30, 2018, all 20, or 100%, are single-tenant properties. At June 30, 2018, all 20 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 7.7 years.

On June 21, 2018, we acquired a parcel of land which previously served as an easement to the Northrop Grumman property.

We also have an investment in REIT I which represents an approximate 4.3% ownership interest as of June 30, 2018.

On September 28, 2017, we acquired an approximate 72.7% TIC Interest in the Santa Clara property. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor.

On July 27, 2018, we acquired a retail property with approximately 45,000 square feet located in Las Vegas, Nevada leased on a double net basis to 24 Hour Fitness USA, Inc. We borrowed $9,000,000 under our unsecured credit facility to acquire this property (see Note 10 to our condensed consolidated financial statements).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At June 30, 2018, the outstanding principal balance of our mortgage notes payable was $87,630,765 and there was no outstanding balance on our unsecured credit facility with Pacific Mercantile Bank. Our unsecured credit facility matures on January 26, 2019 (see Note 6 to our condensed consolidated financial statements). Our approximate 4.3% pro rata share of REIT I’s mortgage notes payable was $2,659,079 at June 30, 2018. Our 72.7% TIC interest in the Santa Clara property’s mortgage note payable was $10,261,058 at June 30, 2018. On July 27, 2018, we borrowed the full $9,000,000 available under our unsecured credit facility to acquire a retail property located in Las Vegas, Nevada (see Note 10 to our condensed consolidated financial statements).

Portfolio Information

Our wholly-owned real estate investments were as follows:

	As of
	June 30, 2018	December 31, 2017	June 30, 2017
Number of Properties:
Retail	8	8	8
Office	7	6	5
Industrial	5	4	1
Land	1	—	—
Total	21	18	14

Leasable Square Feet:
Retail	140,384	140,384	139,403
Office	407,409	320,179	279,988
Industrial	735,016	324,616	45,465
Total	1,282,809	785,179	464,856

Our approximate 72.7% TIC interest in the Santa Clara property which approximates 91,740 square feet of office property is not included in the table above. Also, the above table does not include our approximate 4.3% interest in an affiliated REIT.

In addition, on July 27, 2018, we acquired an additional retail property with approximately 45,000 square feet located in Las Vegas, Nevada leased on a double net basis to 24 Hour Fitness USA, Inc. (see Note 10 to our condensed consolidated financial statements).

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30:

	2018	2017
Net cash provided by operating activities	$1,318,014	$1,431,562
Net cash used in investing activities	$(33,032,690)	$(52,598,914)
Net cash provided by financing activities	$31,813,510	$51,894,662

Cash Flows from Operating Activities

For the six months ended June 30, 2018 and 2017, net cash provided by operating activities was $1,318,014 and $1,431,562, respectively. The cash provided by operating activities during the six months ended June 30, 2018 primarily reflects adjustments to our net loss for net non-cash charges of $3,036,040 related to depreciation and amortization, amortization of deferred financing costs, distributions from investments in unconsolidated entities and common stock awarded for services, partially offset by deferred rents, unrealized gain on interest rate swap valuation, amortization of below-market leases and income from investment in unconsolidated entities. In addition, the net non-cash charges were partially offset by an increase in tenant receivables and decreases in accounts payable, accrued and other liabilities and due to affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The cash provided by operating activities during the six months ended June 30, 2017 primarily reflects adjustments to our net loss for net non-cash charges of $1,175,932 related to depreciation and amortization, unrealized losses on interest rate swap valuation and distributions from investments in unconsolidated entities, partially offset by deferred rents and undistributed income from investment in unconsolidated entity. Cash was also provided by increases in accounts payable, accrued and other liabilities and due to affiliates.

We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments, as well as from an entire year of operations for the properties that we have acquired since January 1, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities was $33,032,690 for the six months ended June 30, 2018 and consisted of the following:

•	$31,103,596 for the acquisition of two operating properties and a parcel of land;
•	$749,094 of additions to existing real estate investments;
•	$930,000 for the payment of acquisition fees to affiliate; and
•	$250,000 of refundable purchase deposits.

Net cash used in investing activities was $52,598,914 for the six months ended June 30, 2017 and consisted of the following:

•	$49,134,241 for the acquisition of two properties;
•	$193,191 of additions to existing real estate investments;
•	$1,771,482 for the payment of acquisition fees to affiliate; and
•	$1,500,000 of refundable deposits and other acquisition costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $31,813,510 for the six months ended June 30, 2018 and consisted of the following:

•	$24,551,789 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $829,325;
•	$37,845,000 of proceeds from mortgage notes payable, partially offset by principal payments of $12,442,642 and deferred financing cost payments of $885,740;
•	$9,000,000 of proceeds from borrowings on our new unsecured credit facility, which were used to repay our former unsecured credit facility along with additional repayments during the current period aggregating a total of $21,000,000 in repayments;
•	$3,662,982 used for repurchases of shares under the share repurchase plan;
•	$885,740 of distributions paid to stockholders; and
•	$35,360 paid for refundable loan deposits.

Net cash provided by financing activities was $51,894,662 for the six months ended June 30, 2017 and consisted of the following:

•	$36,295,673 of proceeds from issuance of common stock and investor deposit, partially offset by payments for offering costs of $1,200,469;
$19,454,988 of proceeds from mortgage notes payable, partially offset by principal payments of $86,898 and deferred financing costs of $541,691;
•	$33,140,000 from borrowings from our unsecured credit facility, offset by payments on our unsecured credit facility of $34,065,618;
•	$723,904 used for repurchases of shares under the share repurchase plan;
•	$252,319 of distributions paid to stockholders; and
•	$125,100 paid for refundable loan deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Resources

Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by the Offerings and bank borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by internally generated funds. Our cash requirements for operating and interest expenses, repurchases of common stock and dividend distributions will generally be funded by internally generated funds and, to some extent, the waiver or deferral of asset management fees by our Sponsor. Offering proceeds may also be used to fund repurchases of common stock. If available, future sources of capital include proceeds from the Offerings, secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as undistributed funds from operations.

Results of Operations

As of June 30, 2018, we owned 20 operating properties and one parcel of land adjacent to one of our operating properties, an approximate 72.7% TIC Interest and one real estate investment in an affiliated REIT in which we have an approximate 4.3% interest. We acquired seven properties from April 1, 2017 to December 31, 2017 and two properties and the parcel of land in the first half of 2018. We also acquired our approximate 72.7% TIC Interest in September 2017. We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates will each increase in future periods as a result of the acquisitions discussed above and anticipated future acquisitions of real estate investments. Our results of operations for the three and six months ended June 30, 2018 are not indicative of those expected in future periods as we are continuing to raise capital through the Offerings and acquire additional properties.

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Rental Income

Rental income for the three months ended June 30, 2018 and 2017 was $3,651,032 and $1,366,901, respectively. The annualized base rental income of the properties owned as of June 30, 2018 was $13,126,102. The significant increase quarter-over-quarter primarily reflects nine properties acquired from April 1, 2017 to June 30, 2018.

Tenant Reimbursements

Tenant reimbursements were $732,934 and $362,141 for the three months ended June 30, 2018 and 2017, respectively. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The significant increase quarter-over-quarter was primarily due to the properties acquired.

Asset Management Fees to Affiliate

Asset management fees to affiliate for the three months ended June 30, 2018 and 2017 were $477,915 and $196,856, respectively, for all of its investments in operating property. The significant increase quarter-over-quarter was primarily due to the increase in the average number of rental properties owned from 12 properties in the second quarter of 2017 to 20 properties in the second quarter of 2018. In addition, the Company also incurred asset management fees to the Advisor of $47,984 and zero related to its TIC Interest in the Santa Clara property during the three months ended June 30, 2018 and 2017, respectively, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 and 2017 were $836,996 and $831,179, respectively. The increase quarter-over-quarter was primarily due to an increase in professional services and administrative costs, partially offset by a reduction in personnel costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 was $1,712,469 and $725,419, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase quarter-over-quarter was primarily due to the increase in the average number of rental properties owned from 12 properties during the second quarter of 2017 to 20 properties during the second quarter of 2018.

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017 was $1,203,260 and $438,168, respectively (see Note 6 for the detail of the components of interest expense). The significant increase quarter-over-quarter was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $21,300,000 during the three months ended June 30, 2017 to approximately $83,500,000 during the three months ended June 30, 2018. Average unsecured credit facility borrowings were approximately $7,900,000 during the three months ended June 30, 2017 compared to $4,500,000 during the three months ended June 30, 2018.

Property Expenses

Property expenses for the three months ended June 30, 2018 and 2017 were $701,244 and $375,963, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase quarter-over-quarter was primarily due to the increase in the average number of rental properties owned from 12 properties during the second quarter of 2017 to 20 properties during the second quarter of 2018.

Expenses Reimbursed/Fees Waived by Sponsor or Affiliates

Expenses reimbursed/fees waived by Sponsor or affiliates for the three months ended June 30, 2018 and 2017 were $293,939 and $722,118, respectively. For the three months ended June 30, 2018 and 2017, the amounts reimbursed to the Sponsor for investor relations payroll costs was $242,416 and $672,904, respectively. The reduction in reimbursements corresponds primarily to the reduced personnel costs.

Other Income

Interest income for the three months ended June 30, 2018 and 2017 was $4,244 and $613, respectively.

Income from investments in unconsolidated entities for the three months ended June 30, 2018 and 2017 was $38,606 and $159,399, respectively. This represents our approximate 4.3% share of the results of operations of REIT I and our approximate 72.7% share of the results of operations of the Santa Clara property for the three months ended June 30, 2018. Investment income for the three months ended June 30, 2017 pertains to REIT I only as our TIC Interest in the Santa Clara property commenced on September 28, 2017.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Rental Income

Rental income for the six months ended June 30, 2018 and 2017 was $6,580,425 and $2,063,595, respectively. The annualized base rental income of the properties owned as of June 30, 2018 was $13,126,102. The significant increase period-over-period primarily reflects the rental income from 11 properties acquired from January 1, 2017 to June 30, 2018.

Tenant Reimbursements

Tenant reimbursements were $1,261,519 and $525,646 for the six months ended June 30, 2018 and 2017, respectively. The significant increase period-over-period was primarily due to the properties acquired.

Asset Management Fees to Affiliate

Asset management fees to affiliate for the six months ended June 30, 2017 were $879,230 and $308,154, respectively. The significant increase period-over-period was primarily due to the increase in the average number of rental properties owned from 11 properties during the first half of 2017 to 19 properties during the first half of 2018. In addition, the Company also incurred asset management fees to the Advisor of $95,966 and zero related to its TIC Interest in the Santa Clara property during the six months ended June 30, 2018 and 2017, respectively, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative

General and administrative expenses for the six months ended June 30, 2018 and 2017 were $1,449,183 and $2,018,023, respectively. The significant decrease period-over-period was primarily due to the decrease in investor relations payroll.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2018 and 2017 was $3,026,745 and $1,156,278, respectively. The significant increase period-over-period was primarily due to the increase in the average number of rental properties owned from 11 properties during the first half of 2017 to 19 properties during the first half of 2018.

Interest Expense

Interest expense for the six months ended June 30, 2018 and 2017 was $2,293,876 and $570,005, respectively. The significant increase period-over-period was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $16,500,000 as of June 30, 2017 to approximately $77,100,000 as of June 30, 2018. Average unsecured credit facility borrowings were approximately $8,100,000 as of June 30, 2017 compared to $7,500,000 as of June 30, 2018.

Property Expenses

Property expenses for the six months ended June 30, 2018 and 2017 were $1,194,222 and $555,741, respectively. The significant increase period-over-period was primarily due to the increase in the average number of rental properties owned from 11 properties during the first half of 2017 to 19 properties during the first half of 2018.

Expenses Reimbursed/Fees Waived by Sponsor or Affiliates

Expenses reimbursed/fees waived by Sponsor or affiliates for the six months ended June 30, 2018 and 2017 were $653,453 and $1,437,969, respectively. For the six months ended June 30, 2018 and 2017, the amounts reimbursed to the Sponsor for investor relations payroll costs was $553,508 and $1,360,930, respectively. The reduction in reimbursements corresponds to the reduced investor relations personnel costs.

Other Income

Interest income for the six months ended June 30, 2018 and 2017 was $7,920 and $888, respectively.

Income from investments in unconsolidated entities for the six months ended June 30, 2018 and 2017 was $93,485 and $167,356, respectively. This represents our approximate 4.3% share of the results of operations of REIT I and our approximate 72.7% share of the results of operations of the Santa Clara property for the six months ended June 30, 2018. Investment income for the six months ended June 30, 2017 pertains to REIT I only as our TIC Interest in the Santa Clara property commenced on September 28, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2018, we had not directly incurred any organizational and offering costs related to the Offerings as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offerings are not recorded in our financial statements as of June 30, 2018 other than to the extent of 3% of the gross offering proceeds. Through June 30, 2018, our Sponsor had incurred organizational and offering costs on our behalf in connection with our Offerings of $7,918,815. Through June 30, 2018, we had recorded $3,536,010 of organizational and offering costs, of which $3,217 was payable to the Sponsor or affiliates.

See Note 8 to our condensed consolidated financial statements for additional information.

Distributions

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time-to-time during our operational state, we way not pay distributions from operations. In these cases, distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Historically, the sources of cash used to pay our distributions have been from net rental income received, along with the waiver and deferral of management fees and, to a limited extent, offering proceeds. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In that event, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price.

Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

					Cash Flows
	Cash	Cash Distributions			Provided by
	Distributions	Declared	Cash Distributions Paid		Operating
Period	Declared	Per Share	Cash	Reinvested	Activities
First Quarter 2017	$486,862	$0.175	$100,126	$386,736	$182,764
Second Quarter 2017	824,641	0.175	152,193	672,448	1,248,798
Third Quarter 2017	1,120,503	0.175	212,300	908,203	1,114,810
Fourth Quarter 2017 (1)	1,368,619	0.175	268,911	1,099,708	1,244,465
2017 Totals	$3,800,625	$0.700	$733,530	$3,067,095	$3,790,837

First Quarter 2018(1)(2)	$2,173,195	$0.176	$335,216	$1,260,232	$38,144
Second Quarter 2018 (1)(3)	1,864,493	0.176	392,014	1,408,441	1,279,870
2018 Totals	$4,037,688	$0.352	$727,230	$2,668,673	$1,318,014

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.
(2)	The cash distribution of $577,747 for the month of March 2018 was also declared in March 2018 and paid on April 25, 2018. The amount was recorded as a liability as of March 31, 2018 in the accompanying condensed consolidated balance sheets.
(3)	The cash distribution of $641,785 for the month of June 2018 was also declared in June 2018 and paid on July 25, 2018. The amount was recorded as a liability as of June 30, 2018 in the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our sources of distribution payments were as follows:

	Net Rental Income	Waived Advisor Asset Management	Deferred Advisor Asset Management	Offering
Period	Received	Fees	Fees	Proceeds
First Quarter 2017	$377,405	$27,316	$82,141	$—
Second Quarter 2017	629,515	48,709	146,417	—
Third Quarter 2017	658,133	43,499	130,501	288,370
Fourth Quarter 2017	1,272,850	24,016	71,753	—
2017 Totals	$2,937,903	$143,540	$430,812	$288,370

First Quarter 2018 (1)	$2,173,195	$—	$—	$—
Second Quarter 2018	1,864,493	—	—	—
2018 Totals	$4,037,688	$—	$—	$—

(1)	Since our board of directors declared distributions for four months (December 2017 through March 2018) during the three months ended March 31, 2018 in order to transition to a process of declaring dividends prior to the beginning of the month, the dividends declared per common share reflects four rather than three months of dividends for 2018.

Distributions were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
2017
January 1-31	$0.00188170	February 10, 2017	February 10, 2017
February 1-28	$0.00208333	March 10, 2017	March 10, 2017
March 1-31	$0.00188170	April 10, 2017	April 10, 2017
April 1-30	$0.00194440	May 10, 2017	May 10, 2017
May 1-31	$0.00188170	June 10, 2017	June 10, 2017
June 1-30	$0.00194440	July 11, 2017	July 11, 2017
July 1-31	$0.00188170	August 10, 2017	August 10, 2017
August 1-31	$0.00188170	September 11, 2017	September 11, 2017
September 1-30	$0.00194440	October 11, 2017	October 11, 2017
October 1-31	$0.00188170	November 10, 2017	November 10, 2017
November 1-30	$0.00194440	December 10, 2017	December 10, 2017
December 1-31	$0.00188170	January 19, 2018	January 25, 2017
2018 (1)
January 1-31	$0.00189113	February 1, 2018	February 26, 2018
February 1-28	$0.00209380	February 1, 2018	March 26, 2018
March 1-31	$0.00189113	March 20, 2018	April 25, 2018
April 1-30	$0.00195417	April 3, 2018	May 25, 2018
May 1-31	$0.00189113	May 1, 2018	June 26, 2018
June 1-30	$0.00195417	June 1, 2018	July 25, 2018

(1)	On July 2, 2018, our board of directors declared distributions based on daily record dates for the period July 1, 2018 through July 31, 2018 at a rate of $0.00189113 per share per day on the outstanding shares of our Class C and Class S common stock, which we will pay on August 27, 2018. In addition, on July 30, 2018, our board of directors declared distributions based on daily record dates for the period August 1, 2018 through August 31, 2018 at a rate of $0.00189113 per share per day on the outstanding shares of our Class C and Class S common stock, which we will pay on September 25, 2018.

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

Properties

As of June 30, 2018, we owned 20 operating properties encompassing an approximate 223,000 rentable square feet in 12 states, a parcel of land adjacent to one of the operating properties, one approximate 72.7% TIC Interest and one real estate investment in an affiliated REIT in which we have an approximate 4.3% interest. We have been in the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and financing proceeds. Details about our properties can be found in Note 4 to our condensed consolidated financial statements.

We do not currently have plans to incur any significant costs to renovate, improve or develop the properties, other than as discussed below, and we believe that the properties are adequately insured. We have four tenants with leases that provide for tenant improvement allowances totaling $560,740, including our 72.7% share of the tenant improvement allowance for the Santa Clara property. We expect that the related improvements will be completed during the 2018 calendar year. As of June 30, 2018, there are restricted cash deposits of $334,771 that are available to be used to pay for these improvements. The remainder will be funded from operating cash flow or offering proceeds.

In addition, as of June 30, 2018, we have identified approximately $323,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2018 and 2019. Approximately 22% of these improvements are expected to be recoverable from the tenants through their operating expense reimbursements. However, we will have to pay for the improvements and the reimbursements will be billed over an extended period of time. The remaining costs are not recoverable from tenants. These improvements will be funded from operating cash flows or offering proceeds.

Recent Market Conditions

Financial conditions affecting commercial real estate have been stable, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

Commercial real estate fundamentals continue to remain favorable, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although commercial property construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values. However, future increases in interest rates could have a negative impact on property values.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K, filed with the SEC on April 3, 2018. There have been no significant changes to our policies during the three months ended June 30, 2018.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 9 to our condensed consolidated financial statements for commitment and contingencies).

Related-Party Transactions and Agreements

We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or our affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 8 to our condensed consolidated financial statements for additional details of the various related-party transactions and agreements).

On August 3, 2018, the Conflicts Committee, which is comprised of our independent directors approved renewing the Advisory Agreement for an additional year, to August 11, 2019. Concurrently, the independent directors also approved amendments to the Advisory Agreement which provide for (i) paying the Asset Management Fee for assets acquired during a month based on the pro-rated number of days following acquisition, and (ii) paying the Asset Management Fee on the last business day of the month.

Subsequent Events

See Note 10 to our condensed consolidated financial statements for events that occurred subsequent to June 30, 2018 through the filing date of this report.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of June 30, 2018.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required as we are a Smaller Reporting Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Securities Exchange Act of 1934 is (i) processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The information disclosed under Legal Matters in Note 9 to our condensed consolidated financial statements is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, as filed with the SEC on April 3, 2018.

PART II – OTHER INFORMATION (continued)

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, we issued a total of 4,300 shares of Class C common stock to five members of the board of directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

During the three months ended June 30, 2018, we also issued 33 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $331. Such issuances were made pursuant to the dividend reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

Use of Proceeds from Sales of Registered Securities

On June 1, 2016, our Registration Statement on Form S-11 (File No. 333-205684) (the “Registration Statement”), covering an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public in the Primary Offering was declared effective under the Securities Act. Pursuant to the Registration Statement, we also registered a maximum of 10,000,000 shares of common stock pursuant to our Registered DRP Offering. The shares of common stock covered by the Registration Statement were renamed and re-designated as Class C shares of common stock pursuant to amendments to our charter that became effective in August 2017.

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

Through June 30, 2018, we had sold 11,765,689 shares of Class C common stock in the Registered Offering, including 584,624 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $117,771,558.

Through June 30, 2018, we have paid $3,532,793 to our Sponsor as reimbursement for organizational and offering costs, which reimbursement is subject to the 3% of gross offering proceeds limitation.

From the commencement of the Registered Offering through June 30, 2018, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $114,232,765, including net offering proceeds from our Registered DRP Offering of $5,859,516. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $190,166,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $5,593,771 and $536,150 were used to pay acquisition fees and financing coordination fees to our Advisor, respectively. Our Sponsor was reimbursed for $3,532,793 of organizational and offering costs. See Note 8 of our condensed consolidated financial statements for details about fees paid to affiliates. In addition, through June 30, 2018, $288,370 of proceeds from the Offerings were used to fund stockholder distributions in connection with rent abatements as described above. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

PART II – OTHER INFORMATION (continued)

Issuer Redemptions of Equity Securities

The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended June 30, 2018. As of June 30, 2018, we have not repurchased any shares of our Class S common stock.

	Total number of Shares Requested to be Repurchased (1)	Total Number of Shares Repurchased During the Month	Average Price Paid per Share	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
April 2018	81,627	87,996	$9.80	$1,775,974
May 2018	32,199	81,627	$9.82	$1,775,974
June 2018	88,690	32,199	$10.03	$3,550,589
Totals	202,516	201,822

(1)	During the three months ended June 30, 2018, we agreed to repurchase 100% of all shares of Class C common stock requested for repurchase. The shares of Class C common stock requested for repurchase in June 2018 were repurchased in July 2018. We generally repurchase shares approximately 5 days following the end of the applicable month in which requests were received.

(2)	Following our board of directors’ determination of our NAV and NAV per share on January 18, 2018, the maximum amount that may be repurchased per month is limited to no more than 2% of our most recently determined aggregate NAV. Repurchases for any calendar quarter will be limited to no more than 5% of our most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of our most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offering (including purchases pursuant to our Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month. We have the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that we lack readily available funds to do so due to market conditions beyond our control, our need to maintain liquidity for our operations or because we determine that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In the event that we repurchase some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro rata basis. In addition, our board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice if our directors believe such action is in our and our stockholders’ best interests. Our board of directors may also amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased.

Item 6.  Exhibits

The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
2.1	Agreement for Purchase and Sale of 2210-2260 Martin Avenue, Santa Clara, California, dated August 25, 2017, between San Tomas Income Partners LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on October 4, 2017)
2.2	Purchase Agreement, dated December 18, 2017, between Reasons Aviation, LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A (File No. 000-55776) filed with the Securities and Exchange Commission on January 8, 2018)
3.1	Articles of Amendment and Restatement of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on May 23, 2016)
3.2	Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to increase the authorized number of shares of our stock (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.3	Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to change the name and designation of our stock (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.4	Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to change our name to RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.5	Articles Supplementary of RW Holdings NNN REIT, Inc. reclassifying 100,000,000 unissued shares of Class C common stock as Class S common stock (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.6	Certificate of Notice, dated August 11, 2017 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (File No. 000-55776), filed August 17, 2017)
3.7	Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)
10.1*	Amendment No. 1 to Second Amended and Restated Advisory Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

RW Holdings NNN REIT, Inc.
(Registrant)

By:	/s/ HAROLD HOFER
Name:	Harold Hofer
Title:	Chief Executive Officer

By:	/s/ RAYMOND J. PACINI
Name:	Raymond J. Pacini
Title:	Chief Financial Officer (principal financial officer)

Date: August 14, 2018

