Form 10-Q/A
period 2018-06-30
RW HOLDINGS NNN REIT, INC.
filed 2018-08-17
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 8, 2018, there were 11,529,291 shares of Class C common stock outstanding and 3,117 shares of Class S common stock outstanding.

EXPLANATORY NOTE

Due to a clerical error, the initial filing of the registrant’s Form 10-Q for the quarterly period ended June 30, 2018 (the “Initial 10-Q Filing”) included an incorrect number of shares of Class C common stock outstanding as of August 8, 2018 on the above cover page. This amended Form 10-Q is being filed solely to correct that error.

No other changes have been made to the Initial 10-Q Filing. This amended Form 10-Q does not reflect events that may have occurred subsequent to the filing of the Initial 10-Q Filing and, except as noted above, does not modify or update in any way disclosures made in the Initial 10-Q Filing.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed in the Exhibit Index below are included herewith or incorporated herein by reference.

Exhibit	Description
2.1+	Agreement for Purchase and Sale of 2210-2260 Martin Avenue, Santa Clara, California, dated August 25, 2017, between San Tomas Income Partners LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on October 4, 2017)
2.2+	Purchase Agreement, dated December 18, 2017, between Reasons Aviation, LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A (File No. 000-55776) filed with the Securities and Exchange Commission on January 8, 2018)
3.1+	Articles of Amendment and Restatement of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on May 23, 2016)
3.2+	Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to increase the authorized number of shares of our stock (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.3+	Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to change the name and designation of our stock (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.4+	Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to change our name to RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.5+	Articles Supplementary of RW Holdings NNN REIT, Inc. reclassifying 100,000,000 unissued shares of Class C common stock as Class S common stock (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)
3.6+	Certificate of Notice, dated August 11, 2017 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (File No. 000-55776), filed August 17, 2017)
3.7+	Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)
10.1+	Amendment No. 1 to Second Amended and Restated Advisory Agreement
31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Filed herewith.
+	Previously filed or furnished with, or incorporated by reference in, the Initial 10-Q Filing.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

RW Holdings NNN REIT, Inc.
(Registrant)

By:	/s/ HAROLD HOFER
Name:	Harold Hofer
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ RAYMOND J. PACINI
Name:	Raymond J. Pacini
Title:	Chief Financial Officer (principal financial officer)

Date: August 16, 2018