Form 10-Q
period 2018-09-30
RW HOLDINGS NNN REIT, INC.
filed 2018-11-13
CIK 1645873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2018, there were 12,500,779 shares of Class C common stock outstanding and 3,144 shares of Class S common stock outstanding.

RW HOLDINGS NNN REIT, INC.

FORM 10-Q

September 30, 2018

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Real estate investments:
Land	$31,264,818	$21,878,768
Buildings and improvements	147,963,976	108,590,813
Tenant origination and absorption costs	14,152,327	8,340,774
Total investments in real estate property	193,381,121	138,810,355
Accumulated depreciation and amortization	(8,463,133)	(3,574,739)
Total investments in real estate property, net	184,917,988	135,235,616
Investments in unconsolidated entities	14,129,402	14,524,022
Real estate investments, net	199,047,390	149,759,638

Cash and cash equivalents	5,266,816	3,238,173
Restricted cash	83,300	944,582
Tenant receivables, net	2,780,283	1,263,095
Above-market lease intangibles, net	608,509	681,293
Due from affiliates (Note 8)	99,761	34,194
Purchase and other deposits	500,000	40,000
Prepaid expenses and other assets	1,263,995	1,104,573
Interest rate swap derivatives	418,085	7,899
Total assets	$210,068,139	$157,073,447

Liabilities and Stockholders' Equity
Mortgage notes payable, net	$98,829,220	$60,487,303
Unsecured credit facility, net	—	12,000,000
Accounts payable, accrued and other liabilities	2,829,554	2,411,484
Below-market lease intangibles, net	2,713,981	1,584,229
Due to affiliates (Note 8)	—	907,377
Share repurchases payable	971,241	386,839
Interest rate swap derivatives	4,163	—
Total liabilities	105,348,159	77,777,232

Commitments and contingencies (Note 9)

Redeemable common stock	3,468,694	46,349

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 12,134,327 and 8,838,002 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	12,134	8,838
Class S common stock $0.001 par value, 100,000,000 shares authorized, 3,132 and 3,032 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	3	3
Additional paid-in-capital	113,386,500	85,324,921
Cumulative distributions and net losses	(12,147,351)	(6,083,896)
Total stockholders' equity	101,251,286	79,249,866
Total liabilities and stockholders' equity	$210,068,139	$157,073,447

See accompanying notes to the condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues:
Rental income	$3,910,063	$1,926,722	$10,490,488	$3,990,317
Tenant reimbursements	815,216	389,784	2,076,735	915,431
Total revenues	4,725,279	2,316,506	12,567,223	4,905,748

Expenses:
Fees to affiliates (Note 8)	532,355	264,927	1,411,585	573,081
General and administrative	598,578	904,818	2,047,761	2,922,840
Depreciation and amortization	1,861,649	921,692	4,888,394	2,077,970
Interest expense	1,070,860	541,282	3,364,736	1,111,287
Property expenses	772,394	413,161	1,966,616	968,902
Total expenses	4,835,836	3,045,880	13,679,092	7,654,080
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 8)	(298,645)	(626,715)	(952,098)	(2,064,684)
Net expenses	4,537,191	2,419,165	12,726,994	5,589,396

Other income:
Interest income	4,648	2,988	12,568	3,875
Income from investments in unconsolidated entities	69,863	688	163,348	168,043
Total other income	74,511	3,676	175,916	171,918

Net income (loss)	$262,599	$(98,983)	$16,145	$(511,730)

Net income (loss) per share, basic and diluted (Note 2)	$0.02	$(0.01)	$0.00	$(0.10)

Weighted-average number of common shares outstanding, basic and diluted	11,611,906	6,873,249	10,578,708	5,220,371

Dividends declared per common share	$0.176	$0.175	$0.586	$0.525

See accompanying notes to the condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2018

(Unaudited)

						Cumulative
	Common Stock				Additional	Distributions	Total
	Class C		Class S		Paid-in	and Net	Stockholders'
	Shares	Amounts	Shares	Amounts	Capital	Losses	Equity
Balance, December 31, 2017	8,838,002	$8,838	3,032	$3	$85,324,921	$(6,083,896)	$79,249,866

Issuance of common stock	3,865,204	3,865	100	—	38,821,577	—	38,825,442
Stock compensation expense	12,900	13	—	—	129,632	—	129,645
Offering costs	—	—	—	—	(1,164,313)	—	(1,164,313)
Reclassification to redeemable common stock	—	—	—	—	(4,006,747)	—	(4,006,747)
Repurchase of common stock	(581,779)	(582)	—	—	(5,718,570)	—	(5,719,152)
Distributions declared	—		—		—	(6,079,600)	(6,079,600)
Net income	—	—	—	—	—	16,145	16,145

Balance, September 30, 2018	12,134,327	$12,134	3,132	$3	$113,386,500	$(12,147,351)	$101,251,286

See accompanying notes to the condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$16,145	$(511,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,888,394	2,077,970
Stock compensation expense	129,645	125,000
Deferred rents	(910,390)	(620,748)
Amortization of deferred financing costs	654,146	89,645
Amortization of above-market lease	72,784	59,509
Amortization of below-market leases	(287,732)	(37,213)
Unrealized (gain) loss on interest rate swap valuation	(406,023)	100,006
Income from investments in unconsolidated entities	(163,348)	(168,043)
Distributions from investments in unconsolidated entities	557,968	204,212
Change in operating assets and liabilities:
Tenant receivables	(606,798)	(416,277)
Prepaid expenses and other assets	(148,851)	(589,261)
Accounts payable, accrued and other liabilities	(279,972)	1,697,446
Due to affiliates	(959,979)	535,856
Net cash provided by operating activities	2,555,989	2,546,372

Cash Flows from Investing Activities:
Acquisition of real estate investments	(50,863,080)	(62,245,697)
Payment of acquisition fees to affiliate	(1,541,108)	(2,772,329)
Refundable purchase deposit	(500,000)	—
Investments in unconsolidated entities	—	(10,542,594)
Fund held in trust for an unconsolidated entity	—	363,168
Repayment of amounts due from affiliate	—	28,571
Additions to real estate investments	(749,094)	(685,161)
Net cash used in investing activities	(53,653,282)	(75,854,042)

Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	18,450,000	43,390,000
Repayments of unsecured credit facility	(30,450,000)	(46,428,064)
Proceeds from mortgage notes payable	51,587,500	36,904,988
Principal payments on mortgage notes payable	(12,664,740)	(218,599)
Refundable loan deposits	—	(44,550)
Payments of deferred financing costs	(996,010)	(920,699)
Payments of financing fees to affiliates	(209,550)	(261,950)
Proceeds from issuance of common stock and investor deposits	34,616,876	50,500,102
Payments of offering costs	(1,177,728)	(1,675,149)
Repurchase of common stock	(5,719,152)	(1,561,201)
Distributions paid to common stockholders	(1,172,542)	(464,619)
Net cash provided by financing activities	52,264,654	79,220,259

Net increase in cash, cash equivalents and restricted cash	1,167,361	5,912,589

Cash, cash equivalents and restricted cash, beginning of period	4,182,755	3,677,373

Cash, cash equivalents and restricted cash, end of period	$5,350,116	$9,589,962

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$2,940,543	$756,783

Supplemental Schedule of Noncash Investing and Financing Activities:

Reclassification to redeemable common stock	$4,006,747	$214,642
Increase in share repurchases payable	$584,402	$176,654
Purchase deposits applied to acquisition of real estate	$—	$500,000
Accrued distributions	$698,492	$—
Reinvested distributions from common stockholders	$4,208,566	$1,967,325

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

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Through September 30, 2018, the Company had sold 12,920,379 shares of Class C common stock in the Registered Offering, including 737,813 shares of Class C common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $129,376,190, and 3,132 shares of Class S common stock in the Class S Offering, including 132 shares of Class S common stock sold under its dividend reinvestment plan applicable to Class S common stock, for aggregate gross offering proceeds of $31,320.

As of September 30, 2018, the Company had invested in (i) 22 operating properties, comprised of: nine retail properties, eight office properties and five industrial properties; (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; (iii) one tenant-in-common real estate investment in which the Company has an approximate 72.7% interest; and (iv) one real estate investment in an affiliated REIT in which it has an approximate 4.4% interest.

The Company continues to offer shares of common stock under its Offerings. In some states, the Company is required to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering. The Company may terminate the Registered Offering at any time.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements included in the Company’s Form 10-K filed with the SEC on April 3, 2018.

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

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Cash and cash equivalents, restricted cash, tenant receivables, due from affiliates, purchase and other deposits, prepaid expenses and other assets, accounts payable, accrued and other liabilities and due to affiliates. These balances approximate their fair values due to the short maturities of these items.

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

Pursuant to lease agreements, the Company has obligations to pay for $309,404 and $1,899,485 in site and tenant improvements to be incurred by tenants as of September 30, 2018 and December 31, 2017, respectively, including a 72.7% share of the tenant improvements for the Santa Clara property at both balance sheet dates. At September 30, 2018 and December 31, 2017, the Company had $83,300 and $944,582, respectively, of restricted cash held to fund the improvements.

Other Comprehensive Income (Loss)

For all periods presented, other comprehensive income (loss) is the same as net income (loss).

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding for the three and nine months ended September 30, 2018 and 2017.

For the three and nine months ended September 30, 2018, the Company has presented net income (loss) per share amounts on the accompanying statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for allocating income (loss) in accordance with the provisions of Accounting Standards Codification (“ASC”) 260, Earnings per Share, would have resulted in a net income (loss) per share of $0.02 and $(0.01) for Class C shares for the three months ended September 30, 2018 and 2017, respectively, and $(0.03) and $(0.18) for Class S shares for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, application of the two-class method for allocating income (loss) would have resulted in a net income (loss) per share for Class C shares of $0.00 and $(0.10), respectively, and a net loss per share for Class S shares of $(0.13) and $(0.56), respectively. The Company began offering shares of Class S common stock exclusively to non-U.S. Persons in August 2017. The differences in net income (loss) per share if allocated under this method primarily reflects the lower effective dividends per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding.

Since the Company’s board of directors declared distributions for four months (December 2017 through March 2018) during the three months ended March 31, 2018 in order to transition to a process of declaring dividends prior to the beginning of the month, the dividends declared per common share for the nine months ended September 30, 2018 reflects ten months of dividends rather than nine months of dividends.

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

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”). ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon adoption of the lease accounting standard under Topic 842, the Company expects to adopt this practical expedient, specifically related to its tenant reimbursements which would otherwise be accounted for under the new revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. In addition, ASU No. 2018-11 provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company expects to adopt this transition method upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement. In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU 2016-02 is effective for the Company beginning January 1, 2020. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its financial statements.

NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS

Tenant Receivables, Net

Tenant receivables consisted of the following:

	September 30, 2018	December 31, 2017
Straight-line rent	$1,906,212	$995,822
Tenant rent	2,695	27,460
Tenant reimbursements	871,376	239,813
Total	$2,780,283	$1,263,095

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities were comprised of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$40,514	$244,430
Accrued expenses	1,167,656	568,881
Accrued dividends	698,492	2,427
Accrued interest payable	351,833	186,841
Unearned rent	483,972	548,266
Deferred commission payable	1,800	2,250
Lease incentive obligation	85,287	858,389
Total	$2,829,554	$2,411,484

NOTE 4. REAL ESTATE INVESTMENTS

As of September 30, 2018, the Company’s real estate investment portfolio consisted of 22 operating properties in 12 states, consisting of: (i) nine retail, (ii) eight office and (iii) five industrial properties and one parcel of land, which currently serves as an easement to one of the Company’s office properties. The following table provides summary information regarding the Company’s real estate investment portfolio as of September 30, 2018:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,053,637	$(1,140,153)	$9,769,331
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(751,571)	4,101,800
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(75,457)	1,322,657
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(96,569)	1,587,860
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(72,500)	1,234,090
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(69,511)	1,216,524
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(71,340)	1,142,389
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(69,315)	1,119,179
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(878,950)	8,724,830
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(1,207,170)	12,517,020
exp US Services	Maitland, FL	3/27/2017	Office	5,920,121	388,248	(334,757)	5,973,612
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(476,346)	12,701,942
Wyndham	Summerlin, NV	6/22/2017	Office	9,447,270	669,232	(375,285)	9,741,217
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(357,458)	8,272,640
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,746	281,442	(282,018)	7,262,170
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(200,625)	6,223,473
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,201	1,013,948	(310,379)	12,543,770
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(549,473)	26,808,427
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(674,563)	16,444,617
Cummins	Nashville, TN	4/4/2018	Office	14,465,490	1,536,998	(364,174)	15,638,314
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
24 Hour Fitness	Las Vegas, NV	7/27/2018	Retail	11,453,338	1,204,973	(93,131)	12,565,180
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(12,388)	7,677,536
				$179,228,794	$14,152,327	$(8,463,133)	$184,917,988

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Current Year Acquisitions

During the nine months ended September 30, 2018, the Company acquired the following properties:

Property	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above- Market Lease	Below- Market Lease	Total
3M	3/29/2018	$758,780	$14,004,039	$2,356,361	$—	$(1,417,483)	$15,701,697
Cummins	4/4/2018	3,347,959	11,117,531	1,536,998	—	—	16,002,488
Northrop Grumman Parcel	6/21/2018	329,410	—	—	—	—	329,410
24 Hour Fitness	7/27/2018	3,121,985	8,331,352	1,204,974	—	—	12,658,311
Texas Health	9/13/2018	1,827,914	5,148,789	713,221	—	—	7,689,924
		$9,386,048	$38,601,711	$5,811,554	$—	$(1,417,483)	$52,381,830

Purchase price	$52,381,830
Acquisition fees to affiliates	(1,518,750)
Cash paid for acquisition of real estate investments	$50,863,080

The non-cancellable lease terms of the properties acquired during the nine months ended September 30, 2018 are as follows:

Property	Lease Expiration
3M	7/31/2022
Cummins	2/28/2023
24 Hour Fitness	3/31/2030
Texas Health	12/31/2025

The purchase price allocations reflected in the condensed consolidated financial statements are based upon current estimates and assumptions that are subject to change which may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities).

Capitalized acquisition fees paid to the Advisor for properties acquired during the nine months ended September 30, 2018 are as follows:

Property	Amount
3M	$456,000
Cummins	$465,000
Northrop Grumman Parcel	$9,000
24 Hour Fitness	$366,000
Texas Health	$222,750
Total	$1,518,750

The Company also paid the Advisor capitalized acquisition fees of $22,238 primarily for the additions to real estate investments.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

During the three and nine months ended September 30, 2018, the Company recognized $1,192,671 and $2,121,798, respectively, of total revenue related to these recently-acquired properties.

Operating Leases and Asset Concentration

As of September 30, 2018, the Company’s portfolio’s asset concentration (greater than 10% of total assets) was as follows:

Property and Location	Net Carrying Value	Percentage of Total Assets
AvAir, Chandler, AZ	$26,808,427	12.8%

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

As of September 30, 2018, the future minimum contractual rent payments due to the Company under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

October through December 2018	$3,634,070
2019	14,748,579
2020	14,902,133
2021	13,728,032
2022	12,402,776
2023	10,106,790
Thereafter	52,937,703
$122,460,083

Revenue Concentration

The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
AvAir, Chandler, AZ	$630,095	13.3%	$1,919,242	15.3%
3M, DeKalb, IL	$527,065	11.2%	$—	—

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Intangibles

As of September 30, 2018, the Company’s lease intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$14,152,327	$783,115	$(3,071,254)
Accumulated amortization	(2,566,559)	(174,606)	357,273
Net amount	$11,585,768	$608,509	$(2,713,981)

The amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
October through December 2018	$567,988	$24,262	$(118,600)
2019	2,271,956	97,045	(474,391)
2020	2,271,956	97,045	(474,391)
2021	1,855,696	78,994	(474,391)
2022	1,259,307	63,719	(306,829)
2023	633,543	63,719	(78,369)
Thereafter	2,725,322	183,725	(787,010)
	$11,585,768	$608,509	$(2,713,981)

Weighted-average remaining amortization period	7.5 years	7.4 years	9.9 years

NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities are as follows:

	September 30, 2018	December 31, 2017
Santa Clara Property Tenant-in-Common Interest (“TIC Interest”)	$10,940,251	$11,103,547
Rich Uncles Real Estate Investment Trust I (“REIT I”)	3,189,151	3,420,475
	$14,129,402	$14,524,022

The Company’s income (loss) from investments in unconsolidated entities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REIT I	$826	$688	$(26,376)	$168,043
TIC Interest (1)	69,037	—	189,724	—
	$69,863	$688	$163,348	$168,043

The Company’s TIC Interest in the Santa Clara property commenced on September 28, 2017. The Company’s share in income (loss) in the Santa Clara property for three days during the periods presented above was immaterial and was not recorded.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

TIC Interest

On September 28, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% TIC Interest in the Santa Clara property. The remaining approximate 27.3% of undivided interests in the Santa Clara property are held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for its TIC Interest in the Santa Clara property using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three and nine months ended September 30, 2018, the Company received $36,485 and $353,021 in cash distributions, respectively.

The following is summarized financial information for the Santa Clara property:

	September 30, 2018	December 31, 2017
Assets:
Real estate investments, net	$31,916,437	$32,587,034
Cash and cash equivalents	436,106	615,436
Other assets	296,231	103,700
Total assets	$32,648,774	$33,306,170
Liabilities:
Mortgage notes payable	$14,055,628	$14,235,256
Below-market lease, net	3,141,383	3,247,480
Other liabilities	99,000	246,085
Total liabilities	17,296,011	17,728,821
Total equity	15,352,763	15,577,349
Total liabilities and equity	$32,648,774	$33,306,170

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Total revenues	$643,600	$—	$1,965,612	$—
Expenses:
Interest expense	146,861	—	437,846	—
Depreciation and amortization	248,136	—	743,485	—
Other expenses	153,654	—	523,348	—
Total expenses	548,652	—	1,704,679	—
Net income	$94,949	$—	$260,933	$—

(1)	The Company’s TIC Interest in the Santa Clara property commenced on September 28, 2017. The results of operations for three days during the three and nine months ended September 30, 2017 were not material.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

REIT I

The Company’s investment in REIT I represented an approximate 4.4% ownership interest as of September 30, 2018 and December 31, 2017, respectively. The Company recorded its share of income (loss) of REIT I based on REIT I’s results of operations for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, the Company received $68,316 and $204,947 in cash distributions, respectively, related to its investment in REIT I. The following is summarized financial information for REIT I:

	September 30, 2018	December 31, 2017
Assets:
Real estate investments, net	$126,446,105	$131,166,670
Cash and cash equivalents and restricted cash	3,818,426	6,027,807
Other assets	3,329,008	2,658,777
Total assets	$133,593,539	$139,853,254
Liabilities:
Mortgage notes payable, net	$61,635,433	$62,277,387
Below-market lease intangibles, net	3,320,885	3,966,008
Other liabilities	3,393,087	2,937,247
Total liabilities	68,349,405	69,180,642
Redeemable common stock	153,768	586,242
Total shareholders’ equity	65,090,366	70,086,370
Total liabilities and shareholders’ equity	$133,593,539	$139,853,254

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$3,293,384	$3,299,149	$9,889,765	$9,533,366
Expenses:
Depreciation and amortization	1,424,669	1,481,521	4,282,006	4,151,949
Interest expense	714,138	733,811	1,830,849	1,956,754
Impairment of real estate investment property (1)	—	—	862,190	—
Other expenses	1,133,547	1,073,348	3,520,467	2,831,128
Total expenses	3,272,354	3,288,680	10,495,512	8,939,831
Other income:
Other income	—	—	—	748,795
Net income (loss)	$21,030	$10,469	$(605,747)	$1,342,330

(1)	During the second quarter of 2018, REIT I recorded an impairment charge of $862,190 related to its investment in a property in Antioch, California due to the expiration of the tenant’s lease term at December 31, 2017 and REIT I’s subsequent difficulties encountered during the second quarter in its efforts to re-lease the property at acceptable rent rates and without incurring substantial potential tenant improvement costs. The impairment charge represented less than 1% of REIT I’s total investments in real estate property and the book value of the property after the impairment charge represented less than 2.0% of REIT I’s total investments in real estate property as of June 30, 2018, when the impairment charge was incurred.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6. DEBT

Mortgage Notes Payable

As of September 30, 2018 and December 31, 2017, the Company’s mortgage notes payable consisted of the following:

	September 30, 2018			December 31, 2017
Collateral	Principal Amount	Deferred Loan Costs, Net	Net Balance	Principal Amount	Deferred Loan Costs, Net	Net Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreen properties	$7,031,354	$(98,685)	$6,932,669	$7,133,966	$(124,763)	$7,009,203	3.95%	3.95%	7/1/2021
Dana property	4,652,250	(107,142)	4,545,108	4,709,889	(125,132)	4,584,757	4.56%	4.56%	4/1/2023
Six Dollar General properties	3,901,098	(126,831)	3,774,267	3,951,846	(153,290)	3,798,556	4.69%	4.69%	4/1/2022
Wyndham property (2)	5,846,100	(101,176)	5,744,924	5,920,800	(109,936)	5,810,864	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,637,100	(72,142)	4,564,958	4,699,200	(85,227)	4,613,973	One-month LIBOR+2.05%	4.05%	6/5/2022
Omnicare property	4,368,797	(154,047)	4,214,750	4,423,574	(169,372)	4,254,202	4.36%	4.36%	5/1/2026
Harley property	6,897,709	(178,082)	6,719,627	6,983,418	(200,811)	6,782,607	4.25%	4.25%	9/1/2024
Northrop Grumman property	5,844,186	(166,051)	5,678,135	5,945,655	(217,584)	5,728,071	4.40%	4.40%	3/2/2021
EMCOR property	2,923,603	(74,651)	2,848,952	2,955,000	(83,743)	2,871,257	4.35%	4.35%	12/1/2024
exp US Services property	3,461,472	(126,739)	3,334,733	3,505,061	(140,382)	3,364,679	(4)	4.25%	11/17/2024
Husqvarna property	6,380,000	(196,639)	6,183,361	—	—	—	(5)	4.60%	2/20/2028
AvAir property (3)	14,575,000	(340,655)	14,234,345	12,000,000	(330,866)	11,669,134	(6)	4.84%	3/27/2028
3M property	8,360,000	(132,463)	8,227,537	—	—	—	One-month LIBOR+2.25%	5.09%	3/29/2023
Cummins property	8,530,000	(153,712)	8,376,288	—	—	—	One-month LIBOR+2.25%	5.16%	4/4/2023
24 Hour Fitness	8,900,000	(162,341)	8,737,659	—	—	—	One-month LIBOR+4.30%	6.56%	3/17/2019
Texas Health	4,842,500	(130,593)	4,711,907	—	—	—	One-month LIBOR+4.30%	6.56%	3/12/2019
	$101,151,169	$(2,321,949)	$98,829,220	$62,228,409	$(1,741,106)	$60,487,303

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of September 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2018 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments (see Note 7).
(2)	The loans on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the loans is an event of default under the terms of both loans. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.
(3)	On March 27, 2018, the Company refinanced the mortgage loan payable as of December 31, 2017 with a new loan for $14,575,000 through a nonaffiliated lender. The loan is secured by the AvAir property and it matures on March 27, 2028.
(4)	The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate is T-Bill index plus 3.25%.
(5)	The initial contractual interest rate is 4.60% for the first five years and the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% for the second five years.
(6)	The initial contractual interest rate for the note payable outstanding as of September 30, 2018 is 4.84% for the first five-years and the greater of 4.60% or five-year TCM plus 2.45% for the second five-years.

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

	September 30, 2018			December 31, 2017
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$101,151,169	$98,829,220	$100,358,550	$62,228,409	$60,487,303	$62,363,284

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

Unsecured Credit Facility

On February 28, 2018, the Company, together with the Operating Partnership and Rich Uncles NNN LP, LLC (“Borrowers”), entered into a Business Loan Agreement and Promissory Note (the “Unsecured Credit Facility”) with Pacific Mercantile Bank (“Lender”). The Unsecured Credit Facility replaced the $12,000,000 unsecured line of credit with Lender, which expired on January 26, 2018 (the “Former Credit Facility”). The Unsecured Credit Facility is a revolving unsecured line of credit for a maximum principal amount of $9,000,000 and matures on January 26, 2019, unless earlier terminated.  Under the terms of the Unsecured Credit Facility, Borrowers pay a variable rate of interest on outstanding amounts equal to one (1) percentage point over an independent index published in The Wall Street Journal based on the highest rate on corporate loans posted by at least 75% of the largest banks (the “Index”). Based upon the Index as of the date of the Unsecured Credit Facility, the interest rate under the Unsecured Credit Facility was 5.50% and is 6.25% as of September 30, 2018.

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

As of September 30, 2018, the Unsecured Credit Facility had no outstanding borrowings. On October 31, 2018, the Company borrowed the full $9,000,000 to fund the acquisition of the Bon Secours property in Richmond, Virginia, as more fully described in Note 10. As of December 31, 2017, the Company’s Former Credit Facility had total outstanding borrowings of $12,000,000.

All Debt Agreements

Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of September 30, 2018.

The following summarizes the future principal repayment of the Company’s mortgage notes payable and Unsecured Credit Facility as of September 30, 2018:

	Mortgage Note Payable	Unsecured Credit Facility (1)	Total
October through December 2018	$227,926	$—	$227,926
2019	14,852,295	—	14,852,295
2020	1,365,125	—	1,365,125
2021	8,055,405	—	8,055,405
2022	14,436,354	—	14,436,354
2023	21,031,341	—	21,031,341
Thereafter	41,182,723	—	41,182,723
Total principal	$101,151,169	$—	$101,151,169

(1)	Any outstanding borrowings under the Unsecured Credit Facility will be due by January 26, 2019 unless the facility is extended.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Interest Expense

The following is a reconciliation of the components of interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mortgage notes payable
Interest expense	$1,050,813	$401,174	$2,880,471	$667,011
Amortization of deferred financing costs	127,182	53,141	632,717	88,526
Unrealized (gain) loss on interest rate swaps (see Note 7)	(185,452)	(4,627)	(406,023)	100,006
Unsecured credit facility
Interest expense	69,745	81,594	236,142	224,626
Amortization of deferred financing costs	8,572	—	21,429	1,118
Forfeited loan fee	—	10,000	—	30,000
Total interest expense	$1,070,860	$541,282	$3,364,736	$1,111,287

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

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps:

	September 30, 2018					December 31, 2017
Derivative Instruments	Number of Instru- ments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed pay rate	Weighted Average Remaining Term	Number of Instru- ments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed pay rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	4	$27,373,200	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.74%	5.3 years	2	$10,620,000	One-month LIBOR + applicable spread/Fixed at 4.05%-4.34%	4.21%	7.2 years

(i)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. As of September 30, 2018, the minimum notional amount (outstanding principal balance at the maturity date) was $24,936,799.
(ii)	The reference rate was September 30, 2018.
(iii)	The reference rate was December 31, 2017.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheets:

		September 30, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	3	$418,085	2	$7,899
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	1	$(4,163)	—	$—

The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at September 30, 2018 or December 31, 2017 were designated as hedging instruments; therefore, the net unrealized (gains) losses recognized on interest rate swaps of $(185,453) and $(4,627) was recorded as a (decrease) increase in interest expense for the three months ended September 30, 2018 and 2017, respectively, and $(406,023) and $100,006 was recorded as a (decrease) increase in interest expense for the nine months ended September 30, 2018 and 2017, respectively (see Note 6).

NOTE 8. RELATED PARTY TRANSACTIONS

The Company pays the members of its board of directors who are not executive officers for services rendered by issuing shares of Class C common stock to them. The total value of the shares issued was $48,240 and $60,000 for the three months ended September 30, 2018 and 2017, respectively, and $129,645 and $125,000 for the nine months ended September 30, 2018 and 2017, respectively, for which the Company issued 4,800 shares and 6,000 shares of Class C common stock during the three months ended September 30, 2018 and 2017, respectively, and 12,900 shares and 12,500 shares of Class C common stock during the nine months ended September 30, 2018 and 2017, respectively, to the directors in accordance with the terms of its director compensation program.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor and advisor for REIT I and Brix Student Housing REIT, Inc. During the three and nine months ended September 30, 2018 and 2017, no other business transactions occurred between the Company and REIT I, or Brix Student Housing REIT, Inc., other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I.

Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended	Nine Months Ended			Three Months Ended	Nine Months Ended
	September 30, 2018		September 30, 2018		September 30, 2017		December 31, 2017
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed
Asset management fees (1)	$532,355	$1,411,585	$—	$668	$264,927	$573,281	$—	$567,661
Subordinated participation fees	—	—	—	—	—	—	—	315,802
Fees to affiliates	532,355	1,411,585			264,927	573,281
Property management fees*	22,503	54,654	—	—	6,996	7,618	—	7,969
Directors and officers insurance and other reimbursements**	33,118	70,034	—	3,193	—	—	—	—
Expense reimbursements from (to) Sponsor (2)	(298,645)	(952,098)	106,602	—	(584,230)	(1,945,160)	34,194	—
Waiver of asset management fees (1)	—	—	—	—	(42,485)	(119,524)	—	—
Capitalized:
Acquisition fees	588,750	1,518,750	—	—	1,014,559	2,498,129	—	—
Financing coordination fees	—	209,550	—	—	174,500	261,950	—	—
Reimbursable organizational and offering expenses (3)	348,466	1,164,763	—	2,980	453,377	1,591,498	—	15,945
Other:
Due to REIT I (4)	—	—	—	—	17,269	17,269	—	—
Payable to TIC (5)	—	—	—	—	363,168	363,168	—	—
			$106,602	$6,841			$34,194	$907,377

*	Property management fees are classified within property operating expenses on the condensed consolidated statements of operations.

**	Directors and officers insurance and other reimbursements are classified within general and administrative expenses on the condensed consolidated statements of operations.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(1)	To the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three months ended September 30, 2018 and 2017, the Advisor waived zero and $42,485, respectively, of asset management fees, which are not subject to future recoupment by the Advisor and for the nine months ended September 30, 2018 and 2017, the Advisor waived zero and $119,524, respectively, of asset management fees, which are not subject to future recoupment by the Advisor. In addition to amounts presented in this table, the Company also incurred asset management fees to the Advisor of $65,993 and $197,978 related to its TIC Interest in the Santa Clara property during the three and nine months ended September 30, 2018, respectively, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities.

(2)	Includes payroll costs related to Company employees that answer questions from prospective stockholders. See “—Investor Relations Payroll Expense Reimbursement from Sponsor” below. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. The expense reimbursements from the Sponsor for the three and nine months ended September 30, 2018 also include $125,181 and $225,126, respectively, of employment related legal fees which the Sponsor also agreed to reimburse the Company. The receivables related to these costs are reflected in “Due from affiliates” in the condensed consolidated balance sheets.

(3)	As of September 30, 2018, the Sponsor had incurred $8,156,345 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.

Organizational and Offering Expenses

The Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross offering proceeds. As of September 30, 2018, the Sponsor has incurred organizational and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future stockholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of September 30, 2018, the Company has reimbursed the Sponsor $3,879,246 in organizational and offering costs. The Company’s maximum liability for organizational and offering costs through September 30, 2018 was $3,882,226 of which $2,980 was payable as of September 30, 2018 and is included in “Due to affiliates” in the condensed consolidated balance sheet.

Investor Relations Payroll Expense Reimbursement from Sponsor

The Company employs investor personnel that answer inquiries from potential investors regarding the Company and/or its Registered Offering. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses. The payroll expense reimbursements from the Sponsor for the three months ended September 30, 2018 and 2017 were $173,464 and $584,230, respectively, and for the nine months ended September 30, 2018 and 2017 were $726,972 and $1,945,160, respectively. The reduction in reimbursements during the 2018 periods corresponds primarily to a reduction in the number of investor relations personnel and related costs.

Acquisition Fees

The Company pays the Advisor a fee in an amount equal to 3.0% of the contract purchase price of the Company’s properties plus additions to real estate investments, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable and shall not exceed 6.0% of the contract price of the property. However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

RW HOLDINGS NNN REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Asset Management Fee

The Company pays the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the total investment value, as defined (the “Asset Management Fee”), as of the end of the preceding month plus the book value of any properties acquired during the month pro-rated based on the number of days owned. The Asset Management Fee is payable monthly on the last business day of such month. On August 2, 2018, the Conflicts Committee, which is comprised of all of the independent directors of the Company, approved, and on August 3, 2018 the board of directors approved, renewing the Advisory Agreement for an additional year, to August 11, 2019. At the same time, the board of directors also approved amendments to the Advisory Agreement which provide for (i) paying the Asset Management Fee for assets acquired during a month based on the pro-rated number of days following acquisition and (ii) paying the Asset Management Fee on the last business day of the month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year is deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the three months ended September 30, 2018 and 2017 was $532,355 and $264,927 respectively, of which zero and $42,485, respectively, was waived. The total amount of Asset Management Fees incurred in the nine months ended September 30, 2018 and 2017 was $1,411,585 and $573,081 respectively, of which zero and $119,524, respectively, was waived. Asset Management Fees payable at September 30, 2018 and December 31, 2017 were zero and $567,661, respectively.

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

Property Management Fees

If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company pays the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also reimburses the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company currently provides property management services for six of the 22 real estate properties in its portfolio.

Disposition Fees

For substantial assistance in connection with the sale of properties, the Company pays the Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or its affiliates, the disposition fees paid to the Advisor, the Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three and nine months ended September 30, 2018 and 2017.

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

The Company calculated a subordinated participation fee of $315,802 which was accrued as of December 31, 2017 and paid in cash during the first quarter of 2018.

Leasing Commission Fees

If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company pays the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease; and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. There were no leasing commission fees incurred during the three and nine months ended September 30, 2018 and 2017.

Operating Expenses

Under the Company’s charter, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company’s Conflicts Committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property. The Company is in compliance with the 2/25% Limitation for operating expenses for the four fiscal quarters ended September 30, 2018.

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

Tenant Improvements

Pursuant to lease agreements, as of September 30, 2018 and December 31, 2017, the Company has obligations to pay for $309,404 and $1,899,485, respectively, in site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara property at both balance sheet dates. At September 30, 2018 and December 31, 2017, the Company had $83,300 and $944,582, respectively, of restricted cash held to fund the improvements.

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

Offering Status

Through October 31, 2018, the Company had sold 13,385,609 shares of Class C common stock in the Registered Offering for aggregate gross offering proceeds of $134,051,756, including 791,993 shares of common stock sold under its Registered DRP Offering for aggregate gross offering proceeds of $7,943,572, and 3,144 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $31,445, including 144 shares of Class S common stock sold under its dividend reinvestment plan applicable to Class S common stock for aggregate gross offering proceeds of $1,445.

Distributions

On September 27, 2018, the Company’s board of directors declared distributions based on daily record dates for the period October 1, 2018 through October 31, 2018 at a rate of $0.0018911 per share per day on the outstanding shares of the Company’s Class C and Class S common stock, which the Company will pay on November 26, 2018 which is the first business day following the November 25, 2018 payment date.

On October 29, 2018, the Company’s board of directors declared distributions based on daily record dates for the period November 1, 2018 through November 30, 2018 at a rate of $0.0019542 per share per day on the outstanding shares of the Company’s Class C and Class S common stock, which the Company will pay on December 26, 2018, which is the first business day following the December 25, 2018 payment date.

Acquisition

On October 31, 2018, the Company, through a wholly owned subsidiary of the Operating Partnership, completed the acquisition of a single-story office building with approximately 72,890 square feet located in Richmond, Virginia. This property is 100% leased to Bon Secours Mercy Health, Inc., which recently changed its name from Bon Secours Health System, Inc. after its merger with Mercy Health on September 1, 2018. Bon Secours Mercy Health, Inc. is a nonprofit corporation with 43 hospital locations, a presence in seven states and more than 57,000 employees. The property’s triple-net lease expires on August 31, 2026. The contract purchase price for the property was $10,516,000 which was funded with $1,516,000 in net proceeds from the Company’s Registered Offering and $9,000,000 drawn under the Unsecured Credit Facility. The seller of the property was not affiliated with the Company or its affiliates. The Company paid the Advisor an acquisition fee of $315,480 in connection with this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward-Looking Statements” above.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000. On July 15, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of 10,000,000 shares of common stock pursuant to our distribution reinvestment plan (the “Registered DRP Offering” and together with the Primary Offering, the “Registered Offering”). The SEC declared our registration effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016. Pursuant to our Registered Offering, we do not retain a broker-dealer to offer our shares. Rather, we offer shares of our Class C common stock directly to the public.

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

Our primary business consists of acquiring, financing and owning single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of September 30, 2018, we owned 22 operating properties in 12 states consisting of retail, office and industrial properties and a parcel of land which serves as an easement to one of our operating properties, a tenant-in-common real estate investment in a property located in Santa Clara, California in which we have an approximate 72.7% interest (“TIC Interest”) and one real estate investment in an affiliated REIT, Rich Uncles Real Estate Investment Trust I (“REIT I”), in which we have an approximate 4.4% interest. The net book value of these investments at September 30, 2018 was $199,047,390.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

With respect to our diversified portfolio of 22 operating properties as of September 30, 2018:

•	Nine properties are retail properties which represent 16% of the portfolio, eight properties are office properties which represent 42% of the portfolio, and five properties are industrial properties which represents 42% of the portfolio (expressed as a percentage of net rental revenue);
•	Fully leased with an occupancy rate of 100%;
•	Leased to 17 different commercial tenants doing business in 11 separate industries;
•	Located in 12 states;
•	With approximately 1,367,000 square feet of aggregate leasable space;
•	With an average leasable space per property of approximately 62,000 square feet; approximately 20,000 square feet per retail property, approximately 56,000 square feet per office property, and approximately 147,000 square feet per industrial property; and
•	With an outstanding mortgage note payable balance of $98,829,220, net of deferred financing costs.

Of the 22 operating properties in the portfolio as of September 30, 2018, all 22, or 100%, are single-tenant properties. At September 30, 2018, all 22 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 7.7 years.

As of September 30, 2018, we also have an investment in REIT I which represents an approximate 4.4% ownership interest and an approximate 72.7% TIC Interest in a property located in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor.

On October 31, 2018, we acquired a single-story office building with approximately 72,890 square feet located in Richmond, Virginia. This property is 100% leased to Bon Secours Mercy Health, Inc. The contract purchase price for the property was $10,516,000, which we funded with $1,516,000 in net proceeds from the Registered Offering and $9,000,000 drawn under our unsecured credit facility. See Note 10 to our condensed consolidated financial statements for additional details.

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

Our proceeds from shares sold in the Offerings have been, and will continue to be, primarily used for (i) property acquisitions; (ii) capital expenditures; (iii) payment of principal on our outstanding indebtedness; and (iv) payment of fees to our Advisor. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares of common stock, including those offered for sale through our distribution reinvestment plans, or from debt proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At September 30, 2018, the outstanding principal balance of our mortgage notes payable was $98,829,220, net of deferred financing costs, and there was no outstanding balance on our unsecured credit facility with Pacific Mercantile Bank. Our unsecured credit facility matures on January 26, 2019 (see Note 6 to our condensed consolidated financial statements). Our approximate 4.4% pro rata share of REIT I’s mortgage notes payable was $2,767,529 at September 30, 2018. Our 72.7% TIC interest in the Santa Clara property’s mortgage note payable was $10,372,537 at September 30, 2018. On October 25, 2018, we borrowed the full $9,000,000 available under our unsecured credit facility to acquire an office building located in Richmond, Virginia as described above. The Company plans to repay the amount drawn under its credit facility with long-term debt within the next few months.

Portfolio Information

Our wholly-owned real estate investments were as follows:

	As of
	September 30, 2018	December 31, 2017	September 30, 2017
Number of Properties:
Retail	9	8	8
Office	8	6	6
Industrial	5	4	2
Land	1	—	—
Total	23	18	16

Leasable Square Feet:
Retail	185,384	140,384	140,384
Office	446,203	320,179	320,179
Industrial	735,016	324,616	96,281
Total	1,366,603	785,179	556,844

Our approximate 72.7% TIC interest in the Santa Clara property, which approximates 91,740 square feet of office property, is not included in the table above. Also, the above table does not include our approximate 4.4% interest in an affiliated REIT.

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30:

	2018	2017
Net cash provided by operating activities	$2,555,989	$2,546,372
Net cash used in investing activities	$(53,653,282)	$(75,854,042)
Net cash provided by financing activities	$52,264,654	$79,220,259

Cash Flows from Operating Activities

For the nine months ended September 30, 2018 and 2017, net cash provided by operating activities was $2,555,989 and $2,546,372, respectively. The cash provided by operating activities during the nine months ended September 30, 2018 primarily reflects our net income of $16,145 adjusted for net non-cash charges of $4,535,444 related to depreciation and amortization, amortization of deferred financing costs, distributions from investments in unconsolidated entities, stock compensation expense and amortization of above-market leases, partially offset by deferred rents, unrealized gain on interest rate swap valuation, amortization of below-market leases and income from investment in unconsolidated entities. In addition, the net non-cash charges were partially offset by a net change in operating assets and liabilities of $1,995,600 during the nine months ended September 30, 2018 due to increases in tenant receivables and prepaid expenses and other assets and decreases in accounts payable, accrued and other liabilities and due to affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The cash provided by operating activities during the nine months ended September 30, 2017 primarily reflects adjustments to our net loss for net non-cash charges of $1,830,338 related to depreciation and amortization, distributions from investments in unconsolidated entities, stock compensation expense, unrealized losses on interest rate swap valuation and amortization of deferred financing costs, partially offset by deferred rents and undistributed income from investment in unconsolidated entity. Cash was also provided by a change in operating assets and liabilities of $1,227,764 during the nine months ended September 30, 2017 due to increases in accounts payable, accrued and other liabilities and due to affiliates, partially offset by increases in tenant receivables and prepaid expenses and other assets.

We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operating contributions from such investments, as well as from an entire year of operations for the properties that we have acquired since January 1, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities was $53,653,282 for the nine months ended September 30, 2018 and consisted of the following:

•	$50,863,080 for the acquisition of four operating properties and a parcel of land;
•	$749,094 of additions to existing real estate investments;
•	$1,541,108 for the payment of acquisition fees to affiliate; and
•	$500,000 of refundable purchase deposit for the Bon Secours property.

Net cash used in investing activities was $75,854,042 for the nine months ended September 30, 2017 and consisted of the following:

•	$62,245,697 for the acquisition of two properties;
•	$10,542,594 of investment in unconsolidated entities
•	$685,161 of additions to existing real estate investments;
•	$2,772,329 for the payments of acquisition fees to affiliate; partially offset by
$363,168 of fund held in trust for an unconsolidated entity; and
•	$28,571 of repayment of amounts due from affiliate.

Cash Flows from Financing Activities

Net cash provided by financing activities was $52,264,654 for the nine months ended September 30, 2018 and consisted of the following:

•	$34,616,876 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $1,177,728; and
•	$51,587,500 of proceeds from mortgage notes payable, partially offset by principal payments of $12,664,740 and deferred financing cost payments of $1,205,560; partially offset by
•	$12,000,000 of net repayments under our new unsecured credit facility;
•	$5,719,152 used for repurchases of shares under the share repurchase plan; and
•	$1,172,542 of distributions paid to stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash provided by financing activities was $79,220,259 for the nine months ended September 30, 2017 and consisted of the following:

•	$50,500,102 of proceeds from issuance of common stock and investor deposit, partially offset by payments for offering costs of $1,675,149; and
•	$36,904,988 of proceeds from mortgage notes payable, partially offset by principal payments of $218,599 and deferred financing costs of $920,699; partially offset by
•	$3,038,064 of net repayments under our unsecured credit facility;
•	$1,561,201 used for repurchases of shares under the share repurchase plan;
•	$464,619 used for distributions paid to stockholders;
•	$261,950 used for payment of financing fees to affiliates; and
•	$44,550 used for payment of refundable loan deposits.

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

Results of Operations

As of September 30, 2018, we owned 22 operating properties and one parcel of land adjacent to one of our operating properties, an approximate 72.7% TIC Interest and one real estate investment in an affiliated REIT in which we have an approximate 4.4% interest. We acquired seven properties from April 1, 2017 to December 31, 2017 and four properties and the parcel of land in the first nine months of 2018. We also acquired our approximate 72.7% TIC Interest in September 2017. We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates will each increase in future periods as a result of the acquisitions discussed above and our anticipated future acquisitions of real estate investments. Our results of operations for the three and nine months ended September 30, 2018 are not indicative of those expected in future periods as we are continuing to raise capital through the Offerings and acquire additional properties.

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Rental Income

Rental income for the three months ended September 30, 2018 and 2017 was $3,910,063 and $1,926,722, respectively. The annualized base rental income of the operating properties owned as of September 30, 2018 was $14,520,000. The significant increase quarter-over-quarter primarily reflects rental income from eight operating properties acquired from July 1, 2017 to September 30, 2018. The number of operating properties increased from 14 properties on July 1, 2017 to 22 properties on September 30, 2018.

Tenant Reimbursements

Tenant reimbursements were $815,216 and $389,784 for the three months ended September 30, 2018 and 2017, respectively. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The significant increase quarter-over-quarter was primarily due to the above-mentioned operating properties acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fees to Affiliates

Fees to affiliates, or asset management fees to affiliate, for the three months ended September 30, 2018 and 2017 were $532,355 and $264,927, respectively, for our investments in operating property. The significant increase quarter-over-quarter was primarily due to the increase in the number of operating properties owned from 14 properties in the third quarter of 2017 to 22 properties in the third quarter of 2018. In addition, the Company also incurred asset management fees to the Advisor of $65,993 and $1,446 related to its TIC Interest in the Santa Clara property during the three months ended September 30, 2018 and 2017, respectively, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 and 2017 were $598,578 and $904,818, respectively. The significant decrease quarter-over-quarter was primarily due to a reduction in the number of investor relations personnel and related costs, partially offset by an increase in professional services fees and administrative costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $1,861,649 and $921,692, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase quarter-over-quarter was primarily due to the increase in the number of operating properties owned from 14 properties during the third quarter of 2017 to 22 properties during the third quarter of 2018.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 was $1,070,860 and $541,282, respectively (see Note 6 for the detail of the components of interest expense). The significant increase quarter-over-quarter was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $35,300,000 during the three months ended September 30, 2017 to approximately $94,400,000 during the three months ended September 30, 2018. Average unsecured credit facility borrowings were approximately $8,200,000 during the three months ended September 30, 2017 compared to $0 during the three months ended September 30, 2018.

Property Expenses

Property expenses for the three months ended September 30, 2018 and 2017 were $772,394 and $413,161, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase quarter-over-quarter was primarily due to the increase in the number of rental properties owned from 14 properties during the third quarter of 2017 to 22 properties during the third quarter of 2018.

Expenses Reimbursed/Fees Waived by Sponsor or Affiliates

Expenses reimbursed/fees waived by Sponsor or affiliates for the three months ended September 30, 2018 and 2017 were $298,645 and $626,715, respectively. For the three months ended September 30, 2018 and 2017, the amounts reimbursed to the Sponsor for investor relations payroll costs were $173,464 and $584,230, respectively. The reduction in reimbursements corresponds primarily to the reduced number of investor relations personnel and related costs as described above under general and administrative expenses.

Other Income

Interest income for the three months ended September 30, 2018 and 2017 was $4,648 and $2,988, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income from investments in unconsolidated entities for the three months ended September 30, 2018 and 2017 was $69,863 and $688, respectively. This represents our approximate 4.4% share of the results of operations of REIT I and our approximate 72.7% share of the results of operations of the Santa Clara property for the three months ended September 30, 2018. Investment income for the three months ended September 30, 2017 pertains to REIT I only. Our TIC Interest in the Santa Clara property operations for the three-day period ended September 30, 2017 was not material.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Rental Income

Rental income for the nine months ended September 30, 2018 and 2017 was $10,490,488 and $3,990,317, respectively. The annualized base rental income of the operating properties owned as of September 30, 2018 was $14,520,000. The significant increase period-over-period primarily reflects rental income from 13 operating properties acquired from January 1, 2017 to September 30, 2018. The number of operating properties increased from nine properties on January 1, 2017 to 22 properties on September 30, 2018.

Tenant Reimbursements

Tenant reimbursements were $2,076,735 and $915,431 for the nine months ended September 30, 2018 and 2017, respectively. The significant increase period-over-period was primarily due to the above-mentioned operating properties acquired.

Asset Management Fees to Affiliate

Asset management fees to affiliate for the nine months ended September 30, 2018 and 2017 were $1,411,585 and $573,081, respectively. The significant increase period-over-period was primarily due to the increase in the number of operating properties owned from 16 properties during the first nine months of 2017 to 22 properties during the first nine months of 2018. In addition, the Company also incurred asset management fees to the Advisor of $197,978 and $1,446 related to its TIC Interest in the Santa Clara property during the nine months ended September 30, 2018 and 2017, respectively, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $2,047,761 and $2,922,840, respectively. The significant decrease period-over-period was primarily due to the decrease in the number of investor relations personnel and related costs, partially offset by an increase in professional service fees.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 was $4,888,394 and $2,077,970, respectively. The significant increase period-over-period was primarily due to the increase in the number of operating properties owned from 16 properties during the first nine months of 2017 to 22 properties during the first nine months of 2018.

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017 was $3,364,736 and $1,111,287, respectively. The significant increase period-over-period was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $22,700,000 for the nine months ended September 30, 2017 to approximately $82,900,000 for the nine months ended September 30, 2018. Average unsecured credit facility borrowings were approximately $8,100,000 for the nine months ended September 30, 2017 compared to $5,000,000 for the nine months ended September 30, 2018.

Property Expenses

Property expenses for the nine months ended September 30, 2018 and 2017 were $1,966,616 and $968,902, respectively. The significant increase period-over-period was primarily due to the increase in the number of operating properties owned from 16 properties during the first nine months of 2017 to 22 properties during the first nine months of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses Reimbursed/Fees Waived by Sponsor or Affiliates

Expenses reimbursed/fees waived by Sponsor or affiliates for the nine months ended September 30, 2018 and 2017 were $952,098 and $2,064,684, respectively. For the nine months ended September 30, 2018 and 2017, the amounts reimbursed to the Sponsor for investor relations payroll costs was $726,972 and $1,945,160, respectively. The reduction in reimbursements corresponds to the reduced number of investor relations personnel and related costs as described above under general and administrative expenses. Additional reimbursements were also made for professional fees.

Other Income

Interest income for the nine months ended September 30, 2018 and 2017 was $12,569 and $3,875, respectively.

Income from investments in unconsolidated entities for the nine months ended September 30, 2018 and 2017 was $163,348 and $168,043, respectively. This represents our approximate 4.4% share of the results of operations of REIT I and our approximate 72.7% share of the results of operations of the Santa Clara property for the nine months ended September 30, 2018. Investment income for the nine months ended September 30, 2017 pertains to REIT I only. Our TIC Interest in the Santa Clara property operations for the three-day period ended September 30, 2017 was not material.

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

As of September 30, 2018, we had not directly incurred any organizational and offering costs related to the Offerings as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offerings are not recorded in our financial statements as of September 30, 2018 other than to the extent of 3% of the gross offering proceeds. Through September 30, 2018, our Sponsor had incurred organizational and offering costs on our behalf in connection with our Offerings of $8,156,345. Through September 30, 2018, we had recorded $3,890,026 of organizational and offering costs, of which $2,980 was payable to the Sponsor or affiliates. See Note 8 to our condensed consolidated financial statements for additional information.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

					Cash Flows
	Cash	Cash Distributions			Provided by
	Distributions	Declared	Cash Distributions Paid		Operating
Period	Declared	Per Share	Cash	Reinvested	Activities
First Quarter 2017	$486,862	$0.175	$100,126	$386,736	$182,764
Second Quarter 2017	824,641	0.175	152,193	672,448	1,248,798
Third Quarter 2017	1,120,503	0.175	212,300	908,203	1,114,810
Fourth Quarter 2017 (1)	1,368,619	0.175	268,911	1,099,708	1,244,465
2017 Totals	$3,800,625	$0.700	$733,530	$3,067,095	$3,790,837

First Quarter 2018(1)(2)	$2,173,195	$0.176	$335,216	$1,260,232	$38,144
Second Quarter 2018 (1)(3)	1,864,493	0.176	392,014	1,408,441	1,279,870
Third Quarter 2018 (1)(4)	2,041,912	0.176	445,312	1,539,893	1,237,975
2018 Totals	$6,079,600	$0.528	$1,172,542	$4,208,566	$2,555,989

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

(2)	The distribution of $577,747 for the month of March 2018 was declared in March 2018 and paid on April 25, 2018. The amount was recorded as a liability as of the balance sheet date March 31, 2018.

(3)	The distribution of $641,785 for the month of June 2018 was declared in June 2018 and paid on July 25, 2018. The amount was recorded as a liability as of the balance sheet date June 30, 2018.

(4)	The distribution of $698,492 for the month of September 2018 was declared in September 2018 and paid on October 25, 2018. The amount was recorded as a liability as of September 30, 2018 in the accompanying condensed consolidated balance sheets.

Our sources of distribution payments were as follows:

	Net Rental Income	Waived Advisor Asset Management	Deferred Advisor Asset Management	Offering
Period	Received	Fees	Fees	Proceeds (1)
First Quarter 2017	$377,405	$27,316	$82,141	$—
Second Quarter 2017	629,515	48,709	146,417	—
Third Quarter 2017	658,133	43,499	130,501	288,370
Fourth Quarter 2017	1,272,850	24,016	71,753	—
2017 Totals	$2,937,903	$143,540	$430,812	$288,370

First Quarter 2018 (2)	$2,173,195	$—	$—	$—
Second Quarter 2018	1,864,493	—	—	—
Third Quarter 2018	2,041,912	—	—	—
2018 Totals	$6,079,600	$—	$—	$—

(1)	In connection with the acquisition of some properties, we may negotiate a reduced purchase price for the acquired property in an amount that equals an agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In that event, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price.

(2)	Since our board of directors declared distributions for four months (December 2017 through March 2018) during the three months ended March 31, 2018 in order to transition to a process of declaring dividends prior to the beginning of the month, the dividends declared per common share reflects four rather than three months of dividends for 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
2017
January 1-31	$0.0018817	February 10, 2017	February 10, 2017
February 1-28	$0.0020833	March 10, 2017	March 10, 2017
March 1-31	$0.0018817	April 10, 2017	April 10, 2017
April 1-30	$0.0019444	May 10, 2017	May 10, 2017
May 1-31	$0.0018817	June 10, 2017	June 10, 2017
June 1-30	$0.0019444	July 11, 2017	July 11, 2017
July 1-31	$0.0018817	August 10, 2017	August 10, 2017
August 1-31	$0.0018817	September 11, 2017	September 11, 2017
September 1-30	$0.0019444	October 11, 2017	October 11, 2017
October 1-31	$0.0018817	November 10, 2017	November 10, 2017
November 1-30	$0.0019444	December 10, 2017	December 10, 2017
December 1-31	$0.0018817	January 19, 2018	January 25, 2017
2018 (1)
January 1-31	$0.0018911	February 1, 2018	February 26, 2018
February 1-28	$0.0020938	February 1, 2018	March 26, 2018
March 1-31	$0.0018911	March 20, 2018	April 25, 2018
April 1-30	$0.0019542	April 3, 2018	May 25, 2018
May 1-31	$0.0018911	May 1, 2018	June 26, 2018
June 1-30	$0.0019542	June 1, 2018	July 25, 2018
July 1-31	$0.0018911	July 1, 2018	August 27, 2018
August 1-31	$0.0018911	August 1, 2018	September 25, 2018
September 1-30	$0.0019542	September 1, 2018	October 25, 2018

(1)	On September 27, 2018, our board of directors declared distributions based on daily record dates for the period October 1, 2018 through October 31, 2018 at a rate of $0.0018911 per share per day on the outstanding shares of our Class C and Class S common stock, which we will pay on November 26, 2018. In addition, on October 29, 2018, our board of directors declared distributions based on daily record dates for the period November 1, 2018 through November 30, 2018 at a rate of $0.0019542 per share per day on the outstanding shares of our Class C and Class S common stock, which we will pay on December 26, 2018.

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

Properties

As of September 30, 2018, we owned 22 operating properties encompassing an aggregate of 1,366,603 rentable square feet in 12 states, a parcel of land adjacent to one of the operating properties, one approximate 72.7% TIC Interest and one real estate investment in an affiliated REIT in which we have an approximate 4.4% interest. We have been in the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and financing proceeds. Details about our properties can be found in Note 4 to our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We do not currently have plans to incur any significant costs to renovate, improve or develop the properties, other than as discussed below, and we believe that the properties are adequately insured. We have four tenants with leases that provide for tenant improvement allowances totaling $309,404, including our 72.7% share of the tenant improvement allowance for the Santa Clara property. We expect that the related improvements will be completed during the 2018 calendar year. As of September 30, 2018, there are restricted cash deposits of $83,300 that are available to be used to pay for these improvements. The remainder will be funded from operating cash flow or offering proceeds.

In addition, as of September 30, 2018, we have identified approximately $1,003,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2018 and 2019. Approximately 22% of these improvements are expected to be recoverable from the tenants through their operating expense reimbursements. However, we will have to pay for the improvements and the reimbursements will be billed over an extended period of time. The remaining costs are not recoverable from tenants. These improvements will be funded from operating cash flows or offering proceeds.

Recent Market Conditions

Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness.  Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

Recent financial conditions affecting commercial real estate have been stable, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K, filed with the SEC on April 3, 2018. There have been no significant changes to our policies during the nine months ended September 30, 2018.

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

Subsequent Events

See Note 10 to our condensed consolidated financial statements for events that occurred subsequent to September 30, 2018 through the filing date of this report.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

To further strengthen our internal control over financial reporting, during the third quarter of 2018, we hired our chief accounting officer with extensive experience in accounting and finance in the real estate industry. Other than the hiring of our chief accounting officer, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2018, we issued a total of 4,800 shares of Class C common stock to five members of the board of directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2018, we also issued 100 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $1,003. Such issuances were made pursuant to the dividend reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

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

The Registered Offering commenced on July 20, 2016. We intend to sell the shares of Class C common stock offered in our Primary Offering and pursuant to our Registered DRP Offering until June 1, 2019, unless our board of directors terminates the offering at an earlier date or all shares being offered have been sold, in which case the Registered Offering will be terminated. If all of the shares we are offering have not been sold by June 1, 2019, our board of directors may further extend the offering in accordance with Rule 415 of the Securities Act. Rule 415 of the Securities Act permits us to file a new registration statement on Form S-11 with the SEC, so that we may continuously offer shares of our Class C common stock. If our board of directors determines to extend the offering beyond June 1, 2019, we will notify stockholders by filing a supplement to the prospectus for the Registered Offering with the SEC. We are also required to renew the Registration Statement or file a new registration statement in many states to continue the Registered Offering. We may terminate the Registered Offering at any time. Our board of directors will adjust the price of the Registered Offering shares during the course of the Registered Offering as described in the Registration Statement, as amended.

Through September 30, 2018, we had sold 12,920,379 shares of Class C common stock in the Registered Offering, including 737,813 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $129,376,190.

PART II – OTHER INFORMATION (continued)

Through September 30, 2018, we have paid $3,881,046 to our Sponsor as reimbursement for organizational and offering costs, which reimbursement is subject to the 3% of gross offering proceeds limitation.

From the commencement of the Registered Offering through September 30, 2018, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $125,289,144, including net offering proceeds from our Registered DRP Offering of $7,400,389. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $211,015,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $6,182,521 and $536,150 were used to pay acquisition fees and financing coordination fees to our Advisor, respectively. Our Sponsor was reimbursed for $3,887,046 of organizational and offering costs. See Note 8 of our condensed consolidated financial statements for details about fees paid to affiliates. In addition, through September 30, 2018, $288,370 of proceeds from the Offerings were used to fund stockholder distributions in connection with rent abatements as described above. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended September 30, 2018. As of September 30, 2018, we have not repurchased any shares of our Class S common stock.

	Total number of Shares Requested to be Repurchased (1)	Total Number of Shares Repurchased During the Month	Average Price Paid per Share	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
July 2018	40,555	88,690	$9.82	$1,775,974
August 2018	78,407	40,555	$9.80	$1,775,974
September 2018	98,778	78,407	$9.83	$3,550,589
Totals	217,740	207,652

(1)	During the three months ended September 30, 2018, we agreed to repurchase 100% of all shares of Class C common stock requested for repurchase. The shares of Class C common stock requested for repurchase in June 2018 were repurchased in July 2018. We generally repurchase shares approximately 5 days following the end of the applicable month in which requests were received.

PART II – OTHER INFORMATION (continued)

(2)	Following our board of directors’ determination of our NAV and NAV per share on January 18, 2018, the maximum amount that may be repurchased per month is limited to no more than 2% of our most recently determined aggregate NAV. Repurchases for any calendar quarter will be limited to no more than 5% of our most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of our most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offering (including purchases pursuant to our Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month. We have the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that we lack readily available funds to do so due to market conditions beyond our control, our need to maintain liquidity for our operations or because we determine that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In the event that we repurchase some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro rata basis. In addition, our board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice if our directors believe such action is in our and our stockholders’ best interests. Our board of directors may also amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased.

Item 6.  Exhibits

The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Date: November 13, 2018

