Form 10-K
period 2018-12-31
RW HOLDINGS NNN REIT, INC.
filed 2019-03-29
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-55776
________________________________________________________
RW HOLDINGS NNN REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________________________

Maryland	47-4156046
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3090 Bristol Street Suite 550 Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)
(855) 742-4862
(Registrant’s Telephone Number, Including Area Code)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No   ☒
While there is no established market for the Registrant’s shares of common stock, the Registrant is in the process of making an initial public offering of its shares of Class C common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-205684) and an offering of its shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act. The Registrant is currently offering shares of both Class C and Class S common stock at $10.16 per share.
There were approximately 11,182,489 shares of Class C common stock and 3,098 shares of Class S common stock held by non-affiliates as of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of February 28, 2019, there were 13,708,365 outstanding shares of the Registrant’s Class C common stock and 113,312 outstanding shares of the Registrant’s Class S common stock.
Documents Incorporated by Reference:
None

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of RW Holdings NNN REIT, Inc. (the “Company,” “us,” “we,” or “our”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act, Section 21E of the Exchange Act and other applicable law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “can,” “will,” “would,” “could,” “should,” “plan,” “potential,” “project,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.
These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Stockholders should carefully review the Part I, Item 1A. Risk Factors below for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K is filed with the Securities and Exchange Commission. We make no representation or warranty, express or implied, about the accuracy of any such forward-looking statements contained hereunder. Except as otherwise required by federal securities laws, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
Overview
RW Holdings NNN REIT, Inc. (the “Company”) is a Maryland corporation formed on May 14, 2015. The Company elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2016 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “Operating Partnership” and to their subsidiaries. We expect to conduct our business substantially through our Operating Partnership, of which we are the sole general partner.
We intend and continue to invest primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor, Rich Uncles NNN REIT Operator (our “Advisor”) or other persons.
Subject to certain restrictions and limitations, our business is externally managed by our Advisor pursuant to a Second Amended and Restated Advisory Agreement (as amended, the “Advisory Agreement”) with our Advisor and BrixInvest, LLC (f/k/a Rich Uncles, LLC) (referred to herein as “Brix” or our “Sponsor”). Brix also serves as the sponsor for affiliated Rich Uncles Real Estate Investment Trust I (“REIT I”) and BRIX REIT, Inc. (“BRIX REIT,” f/k/a Brix Student Housing REIT, Inc.) and affiliates of Brix serve as their advisors. Our Advisor, which is wholly-owned by our Sponsor, manages our operations and our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset management, and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 8 to our consolidated financial statements included herein.
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
On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became our initial stockholder. On December 31, 2015, our Sponsor purchased another 10,000 shares of common stock for $100,000 or total holdings of 20,000 shares of common stock as of December 31, 2015. As of December 31, 2018, the Sponsor held 10,740 shares of the Company’s Class C common stock.
On July 15, 2015, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of $100,000,000 of common stock pursuant to our distribution reinvestment plan (the “Registered DRP Offering”) and, together with the Primary Offering, the “Registered Offering”. The SEC declared our registration statement effective on June 1, 2016 and, on July 20, 2016, we began offering shares of common stock to the public. Pursuant to the Registered Offering, we sell shares of our “Class C” common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, we began selling shares of Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
On August 11, 2017, we began offering up to 100,000,000 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offering the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation except that the Class S common stock offered in the Class S offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
On January 11, 2019, our board of directors approved and established an estimated net asset value (“NAV”) per share of our common stock in the Offerings of $10.16. Effective January 14, 2019, the purchase price per share of our common stock in the Offerings increased from $10.05 to $10.16.

Through December 31, 2018, we had sold 14,027,968 shares of Class C common stock in the Registered Offering, including 903,901 shares of Class C common stock sold under the Registered DRP Offering, for aggregate gross offering proceeds of $140,507,461, and 17,588 shares of Class S common stock in the Class S Offering, including 167 shares of Class S common stock sold under our dividend reinvestment plan applicable to Class S common stock, for aggregate gross offering proceeds of $176,604.
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
Investment Objectives and Strategies
Overview
We expect to use substantially all of the net proceeds from the Offerings to acquire and manage a portfolio of real estate investments. We intend to invest primarily in single tenant income-producing commercial properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size, investment risk, tenant and lease term with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interests of our stockholders. We intend to notify our stockholders of any change to our investment policies by disclosing such changes in a public filing such as a prospectus supplement, or through a filing under the Exchange Act, as appropriate. There can be no assurance that our policies or investment objectives will be attained or that the value of our common stock will not decrease.
Primary Investment Objectives
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return stockholder capital contributions.
We will also seek to realize growth in the value of our investment by timing the sale of our properties to maximize asset value. We may return all or a portion of stockholder capital contributions in connection with the sale of the Company or our properties.
While initial purchases of our properties will be funded with funds received from the sale of shares in the Offerings, we anticipate incurring mortgage debt (not to exceed 50% of the total value of all of our properties) against individual properties and/or pools of individual properties and pledging such properties as security for that debt to obtain funds to acquire additional properties.
Investment Strategy
We will seek to acquire a portfolio consisting primarily of single tenant net leased properties throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant net leased properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	where construction is substantially complete to reduce risks associated with construction of new buildings;

•	leased on a “net” basis, where the tenant is responsible for the payment, and fluctuations in costs, of real estate and other taxes, insurance, utilities, and property maintenance;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with strong financial statements, including, but not limited to investment grade credit quality, at the time we acquire them; and

•	subject to long-term leases with defined rental rate increases.
We will seek to provide our stockholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant net leased properties;

•	stable cash flow backed by a portfolio of single tenant net leased real estate assets;

•	minimal exposure to operating and maintenance expense increases via the net lease structure where the tenant assumes responsibility for these costs;

•	contractual rental rate increases enabling higher potential distributions and a hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of the tenant leases;

•	enhanced stability resulting from strong credit characteristics of most of the tenants; and

•	portfolio stability promoted through geographic and product type investment diversification.
There can be no assurance that any of the properties we acquire will result in the benefits discussed above. See Part I, Item 1A. Risk Factors — Risks Related to Investments in Single Tenant Real Estate.
General Acquisition and Investment Policies
We seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our stockholders.
Although this is our current focus, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forgo a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
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

Creditworthiness of Tenants
In the course of making a real estate investment decision, we assess the creditworthiness of the tenant that leases the property we intend to purchase. Tenant creditworthiness is an important investment criterion, as it provides a barometer of relative risk of tenant default. Tenant creditworthiness analysis is just one element of due diligence which we perform when considering a property purchase, and the weight we intend to ascribe to tenant creditworthiness is a function of the results of other elements of due diligence.
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
Description of Leases
We expect, in most instances, to acquire single tenant properties with existing net leases. “Net” leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Most of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. We anticipate that most of our acquisitions will have remaining lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk.
Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance.
Our Borrowing Strategy and Policies
We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties, and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or build-outs, to refinance existing indebtedness, to fund repurchases of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are more favorable than the existing debt.

There is no limitation on the amount we can borrow for the purchase of any individual property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets, and we currently intend to utilize up to 50% leverage in connection with our acquisition strategy. Our charter limits our borrowing to 50% of our tangible assets, unless any excess borrowing is approved by a majority of our conflicts committee composed of our independent directors and disclosed to our stockholders in our next quarterly report, along with the justification for such increase. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement).
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
We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons. See Part I, Item 1A. Risk Factors – General Risks Related to Investments in Real Estate.
Real Property Investments
Our Advisor will be continually evaluating various potential property investments and engaging in discussions and negotiations with sellers regarding the purchase of properties for us and other programs sponsored by our Sponsor. We expect to have adequate insurance coverage for all properties in which we invest. Most of our leases will require that our tenants procure insurance for both commercial general liability and property damage. In such instances, the policy will list us an additional insured. However, lease terms may provide that tenants are not required to, and we may decide not to, obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available. See Part I, Item 1A. Risk Factors – General Risks Related to Investments in Real Estate.
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
Real Estate Properties and Investments
As of December 31, 2018, we owned 24 operating properties and one parcel of land, which currently serves as an easement to one of our office properties. For more information about our real estate investments, see Part I, Item 2. Properties of this Annual Report on Form 10-K.
Other Real Estate-Related Investments
As of December 31, 2018, we owned an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the “TIC Interest”) and an approximate 4.8% interest in REIT I, an affiliated REIT.
2018 Investment Highlights
On March 29, 2018, through a wholly-owned subsidiary, we acquired an industrial property leased to 3M Company (the "3M Property"), totaling 410,400 square feet located in DeKalb, Illinois. The triple net lease on this property runs to July 31, 2032 and 3M Company has one five-year renewal option. The aggregate purchase price for the 3M Property was $15,701,697, including closing costs. This property is financed by a mortgage note of $8,360,000 with an annual interest rate of one-month LIBOR plus 2.25% which matures on March 29, 2023. We entered into an interest rate swap agreement to fix the interest rate on this mortgage loan at 5.09%.
On April 4, 2018, through a wholly-owned subsidiary, we acquired an office property leased to Cummins, Inc. (the “Cummins” Property), totaling 87,230 square feet located in Nashville, Tennessee. The triple net lease on this property runs to February 28, 2023 and Cummins Inc. has three five-year renewal options. The aggregate purchase price for the Cummins Property was $16,002,488, including closing costs. This property is financed by a mortgage note of $8,530,000 with an initial annual interest rate of one-month LIBOR plus 2.25% which matures on April 4, 2023. We entered into an interest rate swap agreement to fix the interest rate on this mortgage loan at 5.16%.
On June 21, 2018, through a wholly-owned subsidiary, we acquired a parcel of land (“Northrop Grumman Parcel”) located in Melbourne, Florida, which currently serves as an easement to the Northrop Grumman office property, which we acquired on March 7, 2017. The aggregate purchase price for the Northrop Grumman Parcel was $329,410, including closing costs.
On July 27, 2018, through a wholly-owned subsidiary, we acquired a retail property leased to 24 Hour Fitness, USA, Inc. (the “24 Hour Fitness Property”), totaling 45,000 square feet located in Las Vegas, Nevada. The double net lease on this property runs to March 31, 2030 and 24 Hour Fitness, USA, Inc. has three five-year renewal options. The aggregate purchase price for the 24 Hour Fitness Property was $12,658,311, including closing costs. This property was financed by a bridge loan secured by a mortgage note of $8,900,000 with an annual interest rate of one-month LIBOR plus 4.30% which was scheduled to mature on March 17, 2019. We refinanced this property on March 7, 2019 with a 30-year mortgage note of $6,350,000 at a fixed rate of 4.64% for 11 years and a floating rate thereafter based on rates to be provided by the lender for new five-year commercial mortgage loans of similar size, quality, terms and security.

On September 13, 2018, through a wholly-owned subsidiary, we acquired an office property leased to Texas Health Resources, Inc. (the “Texas Health Property”), totaling 38,794 square feet located in Dallas, Texas. The triple net lease on this property runs to December 31, 2025 and contains no renewal options. The aggregate purchase price for the Texas Health Property was $7,689,924, including closing costs. This property was financed by a mortgage note of $4,842,500 with an annual interest rate of one-month LIBOR plus 4.30% which matured on March 13, 2019. We repaid this mortgage during the three months ending March 31, 2019 with borrowings under our unsecured line of credit.
On October 31, 2018, through a wholly-owned subsidiary, we acquired an office property leased to Bon Secours Health System (the “Bon Secours Property”), totaling 72,890 square feet located in Richmond, Virginia. The triple net lease on this property runs to August 31, 2026 and contains no renewal options. The aggregate purchase price for the Bon Secours Property was $10,842,907, including closing costs. This property is financed by a mortgage note of $5,250,000 with an annual interest rate of 5.41% which matures on September 15, 2026.
On December 20, 2018, through a wholly-owned subsidiary, we acquired a retail property leased to Costco Wholesale Corporation (the “Costco Property”), totaling 97,191 square feet located in Issaquah, Washington. The triple net lease on this property runs to July 31, 2025 and Costco Wholesale Corporation has one five-year renewal option. Costco Wholesale Corporation also has an early termination option exercisable no later than July 3, 2022 to be effective July 31, 2023 for payment of $777,258 which is four months of the base rent in effect at the time of exercise. The aggregate purchase price for the Costco Property was $30,028,768, including closing costs. This property is financed by a mortgage note of $18,850,000 with an annual interest rate of 4.85% which matures on January 1, 2030.
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
Competitive Market Factors
The U.S. commercial real estate investment and leasing markets remain very competitive. We face competition from various entities for investment opportunities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, private equity and other investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
Although we believe that we are well-positioned to compete effectively, there is significant competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Compliance with Federal, State and Local Environmental Law
Our business will be subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.
Americans with Disabilities Act
Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected. See Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent properties or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain a pollution insurance policy for all of our properties to insure against the potential liability of remediation and exposure risk. See Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate.
Other Regulations
The properties we acquire likely will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure you that these requirements will not change or that new requirements will not be imposed which would require significant unanticipated expenditures and could have an adverse effect on our financial condition and results of operations.
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
Employees
As of December 31, 2018, we had six full-time employees who perform investor relations services. All expenses related to such personnel are reimbursed to us by our Sponsor as part of the organizational and offering services they provide in managing our organization and the Offerings. Our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them of organizational and offering costs, with such reimbursement not to exceed an amount equal to 3% of gross offering proceeds.
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
We have only a limited operating history, and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Sponsor to predict our future results. We were incorporated in the State of Maryland on May 14, 2015 and commenced our Registered Offering in July 2016. As of December 31, 2018, we had only acquired: (i) 24 operating properties, (ii) one parcel of land, which currently serves as an easement to one of our office properties, (iii) the 72.7% TIC Interest and (iv) an approximate 4.8% interest in REIT I, an affiliated REIT which owns the properties described below in Part I, Item 2. Properties. As of December 31, 2018, we held $238,924,160 in real estate investments, net, based on our cost basis. The prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be indicative of our future results.
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
The Offerings are made on a “best efforts” basis. If we are unable to raise substantial funds in our Offerings, we will be limited in the number and type of investments we may make, and the value of our stockholder’s investment will fluctuate with the performance of the specific properties we acquire. As of December 31, 2018, we had raised approximately $140.5 million in the Class C Registered Offering and approximately $177 thousand in the Class S Offering.
The Offerings are being made on a “best efforts” basis, meaning that we are only required to use our best efforts to sell our Class C and Class S shares and have no firm commitment or obligation to purchase any of the Class C or Class S shares. As a result, the amount of proceeds we raise in the Offerings may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of investments or the percentage of net proceeds we may dedicate to a single investment. An investment in our Class C or Class S shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain relatively fixed third-party expenses such as legal, tax and audit, regardless of whether we are able to raise substantial funds in the Offerings. Our inability to raise substantial funds could increase our fixed third-party expenses as a percentage of gross income, potentially reducing our net income and cash flow and potentially limiting our ability to make distributions.

Because our stockholders will not have the opportunity to evaluate the investments we may make before we make them, we are considered to be a blind pool. We may make investments with which our stockholders do not agree.
As of December 31, 2018, we had acquired: (i) 24 operating properties, (ii) one parcel of land, which currently serves as an easement to one of our office properties, (iii) the TIC Interest and (iv) an approximate 4.8% interest in REIT I, an affiliated REIT that owns the properties described below in Part I, Item 2. Properties. We have only identified a limited amount of other real estate investments that are reasonably probable of being acquired or originated with the proceeds from the Offerings. As a result, other than our current properties and real estate investment, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from the Offerings, after the payment of fees and expenses, in real estate investments. Our board of directors and the management of our Advisor have broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants. As a result, our stockholders must rely on our board of directors and our Advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which our stockholders do not agree.
Because we are selling our shares directly to the public, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
Because there is no independent third-party underwriter selling our shares or managing the sales effort, there will be no outside independent review of our finances and operations in connection with the preparation of the Offerings, other than the audit of our consolidated financial statements included herein. Other REITs who use a licensed broker-dealer to sell shares are subjected to a due diligence review by the underwriter or dealer manager to satisfy statutory duties under the Securities Act of 1933 and the rules of FINRA or the national securities exchange where the REIT securities are listed. Therefore, our stockholders must rely on the information in the prospectus or other offering documents for the Offerings and will not have the benefit of an independent review and investigation of the Offerings of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
Due diligence reviews typically include an independent investigation of the background of the Sponsor, Advisor and their affiliates, review of the Offering documents and independent analysis of the plan of business and any underlying financial assumptions. A licensed broker-dealer also has “know your customer” obligations to determine whether the REIT investment is suitable for each individual investor. We intend to perform these tasks ourselves, but our investors do not benefit from a third-party review of these facts and considerations.
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
The SEC is conducting an investigation related to the advertising and sale of securities by us in connection with the Registered Offering. The investigation is a non-public fact-finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, we and certain associates have received and responded to subpoenas from the SEC requesting various documents related to us and the Registered Offering. We have cooperated and intend to continue to cooperate with the SEC in this matter.

The SEC’s investigation is ongoing, and we are presently unable to predict its duration, scope or results, or whether the SEC will commence any legal actions or launch additional investigations, inquiries or other actions related thereto. The SEC’s investigation could require significant attention from members of our Advisor’s senior management. While generally covered by insurance, legal and other expenses we expect to incur in connection with the SEC’s investigation could become significant. If the SEC or another governmental entity were to commence legal action against us, we could be required to pay significant fines and could become subject to injunctions, a cease and desist order or other equitable remedies, which could have a material adverse effect on our business, financial condition and results of operations.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, impersonation of authorized users and other significant breaches and disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our Sponsor’s proprietary online investment platform, www.richuncles.com, our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as proceeds from the Offerings become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. There can be no assurance that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows. In addition, if we pay distributions from sources other than our cash flow from operations, we may have less cash available for investments and our stockholders’ overall return may be reduced.

We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, private equity and other investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could result in a further reduction in suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower, and the value of our respective assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our Advisor in the acquisition of investments, including the determination of any financing arrangements. We are also subject to competition in seeking to acquire real estate-related investments. We expect to use a substantial amount of the net proceeds from the Offerings to primarily invest, directly or indirectly through investment in affiliated and non-affiliated entities, in single-tenant income-producing properties, which are leased to creditworthy tenants under long-term net leases. The more shares we sell in our Offerings, the greater our challenge will be to invest the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of our Advisor and the oversight of our board of directors. We can give no assurance that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find suitable investments promptly, we will hold the proceeds from the Offerings in an interest-bearing account or invest the proceeds in short-term assets. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
If we raise substantial proceeds from the Offerings in a short period of time, we may not be able to invest all of the net proceeds promptly, which may cause our distributions and the long-term returns to our stockholders to be lower than they otherwise would.
We could suffer from delays in locating suitable investments. The more shares we sell in our Offerings, the more difficult it may be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of the Offerings increases the risk of delays in investing our net proceeds. Our reliance on our Advisor and the real estate and debt finance professionals that our Advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other Rich Uncles-affiliated programs or Rich Uncles-advised investors could also delay the investment of the proceeds of the Offerings. See Risks Related to Conflicts of Interest. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition of other real estate investments would likely limit our ability to pay distributions to our stockholders and reduce their overall returns.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act was signed into law. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies. We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company

Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
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
Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns in Europe, China and Japan are likely to negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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
Recent financial conditions affecting commercial real estate have been stable, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we currently expect that financial conditions will remain favorable during 2019, if they were to deteriorate, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

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
The success of the Offerings and our ability to implement our business strategy depend upon our ability to sell our shares to investors. All investors have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, which may make selling our shares to such investors more difficult. If we are not successful in growing, operating and managing this process, our ability to raise proceeds through the Offerings will be limited and we may not have adequate capital to implement our investment strategy.
The loss of or the inability to retain or obtain key real estate professionals at our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Aaron Halfacre and Ray Wirta, our Chief Executive Officer and Chairman of the Board of Directors, respectively, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our Advisor or its affiliates. If any of these persons were to cease their association with us, our Advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

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
We intend to invest in single-tenant income-producing properties which are leased to credit worthy tenants under long-term net leases; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders. We will not forgo a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
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
The NAV of our shares will fluctuate over time in response to developments related to the capital raised during our offering stage, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and financial markets.

We may consider a bid for REIT I or its real estate portfolio(the REIT "I Portfolio"); however, there can be no assurance that the special committee of our board of directors will authorize an offer for REIT I or the REIT I Portfolio or that, if authorized, any such offer would be accepted by REIT I or that we would be able to enter into an agreement with REIT I on terms acceptable to us or at all.
On January 14, 2019, REIT I announced that it had retained a real estate financial advisor to assist it in evaluating strategic alternatives, which includes marketing its entire real estate properties portfolio for disposition by sale, merger or other transaction structure. In connection with REIT I’s announcement, on March 19, 2019 we announced that we intend to explore a potential acquisition of REIT I or the REIT I Portfolio and that our board of directors has formed a special committee of the board of directors (the “Special Committee”), that will evaluate the potential for a transaction with REIT I.
Our Chairman of the Board and Chief Executive Officer and President, together with our former Chief Executive Officer, own a majority share and control our Sponsor. Our Chairman of the Board and Chief Executive Officer and President are also members of the boards of each of the Company and REIT I and, together with our other executive officers, are also executive officers of REIT I. As a result of these conflicts of interest, under the Company’s charter, the Special Committee, consisting of all of the independent directors on our board of directors, is required to authorize any offer by the Company for REIT I or the REIT I Portfolio. The members of the Special Committee, comprising four of our six directors, have no affiliation with REIT I or the Sponsor. The special committee has engaged UBS Investment Bank as its financial advisor and Morris Manning and Martin, LLP as its legal advisor to assist the Special Committee as it conducts a review of a potential acquisition of REIT I or the REIT I Portfolio.
The Special Committee has not set a definitive timetable for completion of its evaluation, and there can be no assurances that the Special Committee will authorize us to submit an offer for REIT I or the REIT I Portfolio. Even if the Special Committee authorizes such an offer, there can be no assurances that the offer would be accepted by REIT I or that we would be able to enter into any transaction with REIT I on terms acceptable to us or at all.
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
We rely on our Advisor, Sponsor and other key real estate professionals at our Advisor, including Messrs. Halfacre and Wirta, as well as Raymond Pacini and David Perduk, our Chief Financial Officer and Chief Investment Officer, respectively, to identify suitable investment opportunities for us. REIT I and BRIX REIT, CreditEase Real Estate Partners, LLC (“CE Partners”) and CreditEase Real Estate Lease Opportunities, LP (“CE-LP”) are advised by our Sponsor and rely on many of the same real estate professionals as will future Brix-affiliated programs advised by Brix or its affiliates. As such, we and the other Brix-affiliated programs, and Brix-advised investors rely on many of the same real estate professionals, as will future Brix-affiliated programs and Brix-advised investors. Many investment opportunities that are suitable for us may also be suitable for other Brix-affiliated programs and Brix-advised investors. When these real estate professionals direct an investment opportunity to any Brix-affiliated program or Brix-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage may overlap with future Brix-affiliated programs and Brix-advised investors.
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
Further, existing and future Brix-affiliated programs and Brix-advised investors and Messrs. Halfacre, Wirta, Pacini and Perduk generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate-related investments.
There is a risk that stockholders could sue us and the directors and officers involved if they determine that fiduciary duties to our stockholders were violated in connection with any transaction with another Brix-affiliated program, such as REIT I, BRIX REIT, CE Partners or CE-LP, or an internalization transaction with our Sponsor and Advisor, causing us to incur substantial litigation costs and distracting the management of our Advisor.
Our officers, our Advisor, our Sponsor, and the real estate, debt finance, management and accounting professionals assembled by our Advisor face competing demands on their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our officers, our Advisor, our Sponsor and the real estate, debt finance, management and accounting professionals that our Advisor retains, including Messrs. Halfacre, Wirta, Pacini and Perduk, as well as Mses. Jean Ho and Sandra Sciutto, our Chief Operating Officer and Chief Accounting Officer, respectively, to provide services to us for the day-to-day operation of our business. REIT I and BRIX REIT are also advised by Brix and rely on our Sponsor and many of the same real estate, debt finance, management and accounting professionals, as will future Brix-affiliated programs and Brix-advised investors. Further, our officers and affiliated directors are also officers and/or affiliated directors of some or all of the other Brix-affiliated programs. Messrs. Halfacre, Wirta, Pacini and Perduk and Mses. Sciutto and Ho are also executive officers of REIT I, BRIX REIT and Brix. As a result of their interests in other Brix-affiliated programs, their obligations to Brix-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others. These individuals face conflicts of interest in allocating their time among us, REIT I, BRIX REIT, CE Partners, CE-LP, other Brix-affiliated programs and other Brix-advised investors, as well as other business activities in which they are involved. For example, REIT I has announced that it is pursuing strategic alternatives, including the potential sale of its real estate portfolio, and thus these individuals will be required to perform the time-demanding duties with respect to the evaluation and potential implementation of strategic alternatives for REIT I. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Brix-affiliated program in an internalization transaction or, if we internalize our Advisor, may not become our employees as a result of their relationship with other Brix-affiliated programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.

All of our executive officers, our affiliated directors and the key real estate professionals assembled by our Advisor face conflicts of interest related to their positions and/or interests in our Advisor, our Sponsor and their affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
Most of our executive officers, our affiliated directors and the key real estate professionals assembled by our Advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor, our Sponsor, and/or other Brix-affiliated entities. As a result, they owe fiduciary duties to each of these entities, their members and these investors, which fiduciary duties may from time-to-time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Halfacre and Wirta and existing and future Brix-affiliated programs and Brix-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Because other Brix-affiliated programs may conduct offerings concurrently with the Offerings, our Advisor and our Sponsor may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
BRIX REIT is seeking, and future Brix-affiliated programs may seek, to raise capital through offerings conducted concurrently with the Offerings. As a result, our Advisor may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. There may be periods during which one or more Brix-affiliated programs will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.
Our board of directors’ loyalties to REIT I, BRIX REIT, CE Partners, CE-LP and possibly to future Brix-affiliated programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another Brix-affiliated program at our expense.

Our affiliated directors are also directors of BRIX REIT and trust managers (the equivalent of trustees) of REIT I. Mr. Halfacre is also serving on the board of managers of CE Partners and one of our independent directors, Mr. Jeffrey Randolph, is also a director of BRIX REIT. The loyalties of our directors serving on the board of trust managers of REIT I, and the board of directors of BRIX REIT, and the board of managers of CE Partners, or possibly on the boards of directors of future Brix-affiliated programs, may influence the judgment of our board of directors when considering issues for us that also may affect other Brix-affiliated programs, such as the following

•
Our conflicts committee must evaluate the performance of our Advisor with respect to whether our Advisor is presenting to us our fair share of investment opportunities. If our Advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other Brix-affiliated programs or if our Advisor is giving preferential treatment to other Brix-affiliated programs in this regard, our conflicts committee may not be well-suited to enforce our rights under the terms of the Advisory Agreement or to seek a new Advisor.

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

Because one of the members of the conflicts committee of our board of directors is also an independent director of BRIX REIT, this director receives compensation for his services to BRIX REIT. BRIX REIT pays each independent director 1,000 shares of its common stock for each board of directors meeting attended and 200 shares of its common stock for each committee meeting attended. Like us, BRIX REIT also reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. In addition to the foregoing, BRIX REIT pays Mr. Randolph 600 shares of BRIX REIT’s common stock semi-annually for services to BRIX REIT as chair of the conflicts committee of BRIX REIT’s board of directors. Such payments, which began in April 2018, shall continue for as long as Mr. Randolph is serving as chair of the conflicts committee of BRIX REIT’s board of directors.
If we ever decided to become self-managed, the terms of the management arrangement may not be negotiated in an arms-length transaction.
If we ever decided to become self-managed by acquiring our Advisor and/or entities affiliated with our Advisor, there is a risk that internalization of management would not be fair to stockholders because management may not be negotiated in an arms-length transaction. Our charter requires that a majority of our board of directors (including a majority of our conflicts committee) not otherwise interested in the transaction conclude that such internalization transaction is fair and reasonable to us and any fees or other compensation due by virtue of the internalization transaction to our Advisor and/or affiliated entities are also fair and reasonable to us.
Risks Related to Our Corporate Structure
Our charter limits the number of shares a person may own and permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter as supplemented by actions of our board of directors prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
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
We believe that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forgo opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders may not be able to immediately sell their Class C or Class S shares under our share repurchase programs.
We do not expect that a secondary market for resale of our Class C or Class S shares will develop, but we do provide a monthly share repurchase program for stockholders who wish to sell their Class C or Class S shares. Our ability to repurchase Class C or Class S shares depends upon the levels of our cash reserves (including distribution reinvestment proceeds), availability under any line of credit that we might have, the respective pace of new Class C or Class S share sales, and our ability to sell properties. There can be no assurance that we will have sufficient cash reserves for Class C or Class S share repurchases at all times. In addition, we may not repurchase shares if the repurchase would violate restrictions on the distributions under Maryland law which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency.
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
Following our calculation of NAV and NAV per share of $10.16, which our board approved on January 14, 2019 and calculated as of December 31, 2018, we will repurchase shares based on NAV (as described below) and share repurchases for any 12-month period will not exceed 2% of our aggregate NAV per month, 5% of our aggregate NAV per quarter, or 20% of our aggregate NAV per year. These repurchase limits are described in greater detail in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share Repurchase Program-Limitations on Repurchase. The Class C share repurchase program will also be subject to the revised procedures described in detail below in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share Repurchase Program-Procedures for Repurchase. However, we will only repurchase Class C or Class S shares if, among other conditions, in the opinion of our Advisor, we have sufficient reserves with which to repurchase such shares and at the same time maintain our then-current plan of operations.
The share repurchase price for Class C shares held by the stockholder for less than one year is 97% of the NAV per share. The share repurchase price for Class C shares held by the stockholder for at least one year but less than two years is 98% of the NAV per share. The share repurchase price for Class C shares held by the stockholder for at least two years but less than three years is 99% of the NAV per share. The repurchase price for Class C shares held by the stockholder for at least three years is the NAV per share. Our Class S stockholders are required to hold their Class S shares for a minimum of one year before they can participate in the Class S share repurchase program. Provided that the Class S shares being repurchased have been held by the stockholder for at least one year, such shares will be repurchased at a price equal to 100% of the most recently published NAV per share, which currently is $10.16.
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
Our board may amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program upon 30 days’ notice to Class C stockholders or Class S stockholders, respectively, if the board believes such action is in our and such stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if the board determines that the funds otherwise available to fund our share repurchases are needed for other purposes. Our board may also amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program due to changes in law or regulation, or if the board becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, for more information about the program.
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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter currently authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares are designated as common stock with 300,000,000 shares being designated as Class C common stock and 100,000,000 shares being designated as Class S common stock. In August 2017, our board of directors increased the number of authorized shares of common stock without stockholder approval to facilitate an offering by us of up to 100,000,000 shares of Class S common stock exclusively to non-U.S. persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S thereunder. In the future, our board of directors may further increase the number of authorized shares of common stock without stockholder approval and after investors purchase shares in the Offerings. For example, after our investors purchase shares in the Registered Offering, our board may elect to (i) sell additional shares in this or in future public offerings, including through our distribution reinvestment plan; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor and/or Sponsor, or their successors or assigns, in payment of outstanding fee obligations; (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares, whether in this or future primary offerings, including the Class S Offering described above, pursuant to our distribution reinvestment plan or otherwise, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuance of shares, the use of the proceeds and the value of our real estate investments, our investors could also experience dilution in the book value and NAV of their shares and in the earnings and distributions per share.
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
We face legal risks in our businesses, including risks related to the securities laws and regulations across various state and federal jurisdictions. Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the Securities and Exchange Commission. In March, April and May 2016, our affiliate, REIT I, sold shares of its stock in excess of the amount which it had registered for sale in California, resulting in a violation of the registration requirements of the California Securities Law of 1968. To remedy this, REIT I reported the sales in excess of the California permit to the Department of Business Oversight and made a repurchase offer pursuant to the California securities law to those investors who had purchased shares in excess of the permit. Violations of state and federal securities registration laws may result in contingent liabilities to purchasers for sales of unregistered securities and may also subject the seller to fines and penalties by securities regulatory agencies. It is possible that we and our affiliates could be subject to sanctions or to similar liabilities in the future, should another violation of securities registration requirements occur. A finding of such a violation could have a material adverse effect on our business, financial condition and operating results. See also “The SEC’s ongoing investigation may require significant Advisor management time and attention, result in significant legal expenses or damages and could adversely affect our business, financial condition and results of operations” above.
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
Properties may incur vacancies either by the expiration and non-renewal of tenant leases or the default of tenants under their leases. Vacancies will result in reduced revenues resulting in less cash available for distribution to our stockholders.
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
Changes in accounting pronouncements may materially and adversely affect our tenants’ credit quality and our ability to secure long-term leases and renewal options.

The Financial Accounting Standards Board issued a new accounting standard, effective for reporting periods beginning after December 15, 2018, that requires companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. Many companies that account for certain leases on an "off balance sheet" basis will be required to account for such leases "on balance sheet." This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. The new standard could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new standard could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
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
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
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
Subject to certain restrictions in our charter, we have broad authority to incur debt and debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment in us.
Our charter limits the amount we may borrow to 50% of the cost of our tangible assets. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.
To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective.
From time-to-time, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. There is no assurance that our hedging strategy will achieve our objectives. We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.
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
From time-to-time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forgo otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro-rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the Internal Revenue Service (the "IRS") were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
The maximum tax rate for distributions payable to domestic stockholders that are individuals, trusts and estates is 20.0%. Distributions payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, ordinary dividends from REITs are treated as income from a “pass-through” entity and are generally eligible for a 20% deduction against those same ordinary dividends. As a result, the top marginal tax rate on REIT dividends is reduced from 37% to 29.6% for individual and trust/estate shareholders.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Properties:
As of December 31, 2018, we owned the following properties:

Property and Location (1)	Rentable Square Feet	Property Type	Investment in Real Property, Net, Plus Above-/Below Market Lease Intangibles, Net	Mortgage Financing (Principal)		Annualized Base Lease Revenue (2)	Acquisition Fee (3)	Lease Expiration (4)		Renewal Options (Number/Years)(4)
Accredo Health Orlando, FL	63,000	Office	$9,643,808	$4,837,224	(5)	$926,100	$5,796	6/14/2021		1/5-yr
Walgreens Stockbridge, GA	15,120	Retail	4,101,736	2,159,245	(5)	360,000	—	2/28/2021		8/5-yr
Dollar General, Litchfield, ME	9,026	Retail	1,312,596	645,791	(6)	92,960	40,008	9/30/2030		3/5-yr
Dollar General, Wilton, ME	9,100	Retail	1,574,984	651,085	(6)	112,439	48,390	7/31/2030		3/5-yr
Dollar General, Thompsontown, PA	9,100	Retail	1,224,423	651,085	(6)	85,998	37,014	10/31/2030		3/5-yr
Dollar General, Mt. Gilead, OH	9,026	Retail	1,207,255	645,791	(6)	85,924	36,981	6/30/2030		3/5-yr
Dollar General, Lakeside, OH	9,026	Retail	1,132,876	645,791	(6)	81,036	34,875	5/31/2030		3/5-yr
Dollar General, Castalia, OH	9,026	Retail	1,109,937	645,791	(6)	79,320	34,140	5/31/2030		3/5-yr
Dana Cedar Park, TX	45,465	Industrial	8,491,848	4,632,398		675,906	274,200	6/30/2024		2/5-yr
Northrop Grumman Melbourne, FL	107,419	Office	12,321,263	5,809,367		1,196,648	398,100	5/31/2021		1/5-yr
exp US Services Maitland, FL	33,118	Office	6,421,648	3,446,493		722,555	200,837	11/30/2026		2/5-yr
Harley Bedford, TX	70,960	Retail	12,615,765	6,868,254		900,000	382,500	4/12/2032		2/5-yr
Wyndham Summerlin, NV	41,390	Office	10,614,475	5,820,600	(7)	831,939	320,906	2/29/2028		1/5-yr
Williams Sonoma Summerlin, NV	35,867	Office	7,937,078	4,615,800	(7)	642,808	239,880	10/31/2022		None
Omnicare Richmond, VA	51,800	Industrial	7,200,914	4,349,963		550,391	217,678	5/31/2026		1/5-yr
EMCOR Cincinnati, OH	39,385	Office	5,913,223	2,911,577		482,076	177,210	2/28/2027		2/5-yr
Husqvarna Charlotte, NC	64,637	Industrial	11,651,437	6,379,182		806,520	348,000	6/30/2027	(8)	2/5-yr
AvAir Chandler, AZ	162,714	Industrial	26,634,909	14,575,000		2,100,000	795,000	12/31/2032		2/5-yr
3M, DeKalb, IL	410,400	Industrial	14,974,429	8,360,000		1,161,432	456,000	7/31/2022		1/5-yr
Cummins, Nashville, TN	87,230	Office	15,439,673	8,530,000		1,318,809	465,000	2/28/2023		3/5-yr
Northrop Grumman Parcel, Melbourne, FL	—	Land	329,410	—		—	9,000	—		—
24 Hour Fitness, Las Vegas NV	45,000	Retail	12,453,423	8,900,000	(9)	842,199	366,000	3/31/2030		3/5-yr
Texas Health, Dallas TX	38,794	Office	7,603,208	4,842,500	(10)	514,408	222,750	12/31/2025		None
Bon Secours, Richmond, VA	72,890	Office	10,752,177	5,250,000		762,065	313,293	8/31/2026		None
Costco, Issaquah, WA	97,191	Retail	29,974,716	18,850,000		2,041,011	870,000	7/31/2025	(11)	1/5-yr
	1,536,684		$222,637,211	$125,022,937		$17,372,544	$6,293,558

(1)	Each of the properties was 100% occupied by a single tenant at the time of acquisition and has remained 100% occupied by that tenant through December 31, 2018.

(2)	Annualized base lease revenue is calculated based on the contractual monthly base rent, excluding rent abatements, at December 31, 2018, multiplied by 12.

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

(5)	These properties are both collateral for one mortgage note payable. The amounts shown on this schedule are based on the pro- rata investment in the two properties.

(6)
There is one loan for these six Dollar General properties and the amounts shown in this schedule are based on the pro-rata investment in the six properties. The deeds of trust contain cross-collateralization and cross-default provisions.

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

(8)	The tenant’s right to cancel the lease on June 30, 2025 was not determined to be probable for financial accounting purposes.

(9)
Refinanced on March 7, 2019 with a 30-year mortgage note of $6,350,000 at a fixed rate of 4.64% for 11 years and a floating rate thereafter based on rates to be provided by the lender for new five-year commercial mortgage loans of similar size, quality, terms and security.

(10)	This amount was repaid on March 13, 2019 with borrowings under our unsecured line of credit.

(11)	The tenant’s right to cancel the lease on July 31, 2023 was not determined to be probable for financial accounting purposes.
Lease Expirations:
The following tables reflect lease expirations with respect to our properties as of December 31, 2018:

Year	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Cumulative Percentage of Leased Square Footage Expiring	Annualized Base Rent Expiring (1)	Percentage of Annualized Base Rent Expiring	Cumulative Percentage of Annualized Base Rent Expiring
2019	—	—	—%	—%	$—	—%	—%
2020	—	—	—%	—%	—	—%	—%
2021	3	185,539	12.1%	12.1%	2,482,748	14.3%	14.3%
2022	2	446,267	29.0%	41.1%	1,804,240	10.4%	24.7%
2023	1	87,230	5.7%	46.8%	1,318,809	7.6%	32.3%
2024	1	45,465	2.9%	49.7%	675,906	3.9%	36.2%
2025	3	177,375	11.5%	61.2%	3,387,358	19.5%	55.7%
2026	3	157,808	10.3%	71.5%	2,035,011	11.7%	67.4%
2017	2	104,022	6.8%	78.3%	1,288,596	7.4%	74.8%
2028	—	—	—%	78.3%	—	—%	74.8%
Thereafter	9	332,978	21.7%	100.0%	4,379,876	25.2%	100.0%
Total	24	1,536,684	100.0%		$17,372,544	100.0%

(1)	Annualized lease revenue is calculated based on the contractual monthly base rent at December 31, 2018 multiplied by 12.
In evaluating these properties and investments for acquisition, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. Other than approximately $700,000 for roofing and parking lot repairs for five operating properties, we do not plan to incur any other significant expenses to renovate, improve or develop the properties in 2019, and we believe that the properties are adequately insured.
2018 Acquisitions:
On March 29, 2018, through a wholly-owned subsidiary, we acquired a 410,400 square foot industrial property in DeKalb, Illinois, which we lease to 3M Company. The seller is not affiliated with us nor the Advisor. The aggregate purchase price for the property was $15,701,697, including closing costs.
On April 4, 2018, through a wholly-owned subsidiary, we acquired an 87,230 square foot office property in Nashville, Tennessee, which we lease to Cummins Inc. The seller is not affiliated with us nor the Advisor. The aggregate purchase price for the property was $16,002,488, including closing costs.
On June 21, 2018, through a wholly-owned subsidiary, we acquired a parcel of land in Melbourne, Florida, which currently serves as an easement to the Northrop Grumman’s office property, which we acquired on March 7, 2017. The seller is not affiliated with us or the Advisor. The aggregate purchase price for the Northrop Grumman parcel of land was $329,410, including closing costs.
On July 27, 2018, through a wholly-owned subsidiary, we acquired a 45,000 square foot retail property in Las Vegas, Nevada, which we lease to 24 Hour Fitness USA, Inc. The seller is not affiliated with us or the Advisor. The aggregate purchase price for the property was $12,658,311, including closing costs.

On September 13, 2018, through a wholly-owned subsidiary, we acquired a 38,794 square foot office property in Dallas, Texas, which we lease to Texas Health Resources, Inc. The seller is not affiliated with us or the Advisor. The aggregate purchase price for the Property was $7,689,924, including closing costs.
On October 31, 2018, through a wholly-owned subsidiary, we acquired a 72,890 square foot office property in Richmond, Virginia, which we lease to Bon Secours Health System. The seller is not affiliated with us or the Advisor. The aggregate purchase price for the property was $10,842,907, including closing costs.
On December 20, 2018, through a wholly-owned subsidiary, we acquired a 97,191 square foot retail property in Issaquah, Washington, which we lease to Costco Wholesale Corporation. The seller is not affiliated with us or the Advisor. The aggregate purchase price for the property was $30,028,768, including closing costs.
Additional information about our properties, including our 2018 acquisitions, is included in Note 4 to our consolidated financial statements included herein.
2018 Debt Financings:
On March 29, 2018, we obtained an $8,360,000 mortgage loan through a nonaffiliated lender. The loan is secured by the 3M Property. The mortgage loan has a floating interest rate of one-month LIBOR plus 2.25% and matures on March 29, 2023. We entered into an interest rate swap agreement to effectively fix the interest rate at 5.09% per annum.
On April 4, 2018, we obtained an $8,350,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Cummins Property. The mortgage loan has a floating interest rate of one-month LIBOR plus 2.25% and matures on April 4, 2023. We entered into an interest rate swap agreement to effectively fix the interest rate at 5.16% per annum.
On September 19, 2018, we obtained an $8,900,000 mortgage bridge loan through a nonaffiliated lender. The loan is secured by the 24 Hour Fitness Property. The mortgage loan has an interest rate of one-month LIBOR plus 4.30% per annum and was refinanced with a 30-year mortgage loan through a nonaffiliated lender on March 7, 2019. The new mortgage for $6,350,000, which matures on March 7, 2049, has a fixed interest rate of 4.64% for the first 11 years and is adjustable thereafter based on rates provided by the lender for new five-year commercial mortgage loans of similar size, quality, terms and security.
On September 13, 2018, we obtained a $4,842,500 mortgage loan through a nonaffiliated lender. The loan is secured by the Texas Health Property. The mortgage loan has an interest rate of one-month LIBOR plus 4.30% per annum and was repaid on March 13, 2019 with a draw under our unsecured line of credit.
On December 12, 2018, we obtained a $5,250,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Bon Secours Property. The mortgage loan has a fixed interest rate of 5.41% per annum and matures on September 15, 2026.
On December 20, 2018, we obtained an $18,850,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Costco Property. The mortgage loan has a fixed interest rate of 4.85% per annum and matures on January 1, 2030.
Additional information about the mortgage notes payable secured by our properties and our other indebtedness is included in Note 6 to our consolidated financial statements included herein.
Investments:
As of December 31, 2018, we had the following other real estate investments:

Investment Balance
Santa Clara Property – an approximate 72.7% TIC Interest (1)	$10,749,332
REIT I – an approximate 4.8% interest	3,526,483
$14,275,815

(1)
This office property has approximately 91,740 rentable square feet. The purchase price was $29,625,075, including closing costs. The annualized base lease revenue is $1,981,584. The acquisition fee was $861,055, of which $626,073 was paid by us and the balance was paid by the other investors in the TIC. The lease expiration date is March 16, 2026 and the lease provides for three five-year renewal options.

Additional information about our other real estate investments is included in Note 5 to our consolidated financial statements included herein.

Investment in REIT I
In June 2016, we purchased 200,000 shares of common stock of REIT I, a California business trust for $2,000,000. Subsequent to the original purchase, we purchased additional shares of common stock of REIT I as follows: an aggregate of 164,352 shares at an aggregate cost of $1,643,518 during 2016 and an aggregate of 39,628 shares at an aggregate cost of $422,439 during 2018, bringing our total ownership to 403,980 shares. REIT I is an affiliate of ours and we share the same Advisor, Sponsor, and officers. In addition, until January 15, 2019, we shared all of the same directors. Since January 15, 2019, following the resignation of three of our independent directors, the appointment of three new directors to fill the resulting vacancies and the resignation of Mr. Randolph, one of our current independent directors, from the board of trust managers of REIT I, none of our independent directors serve on the board of trust managers of REIT I. As of December 31, 2018, we own approximately 4.8% of the outstanding common stock of REIT I and share in the same rights and economic interests as all other stockholders. The current investment was based upon the unanimous conclusion of our directors that the properties portfolio of REIT I uniquely meet our investment criteria for the properties that we have and will continue to acquire.
Our Advisor receives no fees or other compensation in connection with our investment in REIT I. Our investment in REIT I was also approved by our conflicts committee which is composed of all of our independent directors, and our conflicts committee is charged with reviewing all interactions between us and REIT I. The conflicts committee oversees this investment and all potential conflicts of interest that may arise, including those that may arise in connection with prospective acquisitions and dispositions within REIT I’s portfolio.
As of December 31, 2018, REIT I owns 21 properties with a net carrying value of $125,075,537, which are primarily located in California. These retail, office and industrial properties have an aggregate square footage of 614,000 square feet, as further described in Note 5 to our accompanying consolidated financial statements and detailed in REIT I’s Form 10-K for the year ended December 31, 2018.
On January 14, 2019, REIT I announced that it had retained a real estate financial advisor to assist it in evaluating strategic alternatives, which includes marketing its entire real estate properties portfolio for disposition by sale, merger or other transaction structure. In connection with REIT I’s announcement, on March 19, 2019 we announced that we intend to explore a potential acquisition of REIT I or the REIT I Portfolio and that our board of directors has formed a Special Committee, consisting solely of independent directors, that will evaluate the potential for a transaction with REIT I. The members of the Special Committee, comprising four of our six directors, have no affiliation with REIT I or the Sponsor. The Special Committee has hired UBS Investment Bank as its financial advisor and Morris, Manning and Martin, LLP as its legal advisor to assist the Special Committee as it conducts a review of a potential acquisition of REIT I or the REIT I Portfolio.
The Special Committee has not set a definitive timetable for completion of its evaluation, and there can be no assurances that the review process will result in any transaction. We do not intend to provide any updates pertaining to our exploration of a potential acquisition of REIT I and shareholders should not expect any announcement from us until such time that an outcome has been reached with respect to any potential offer for REIT I or the REIT I Portfolio, except as required under applicable laws.

ITEM 3.	LEGAL PROCEEDINGS
The information disclosed under Legal Matters in Note 9 to our consolidated financial statements is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of February 28, 2019, we had 13,708,365 shares of Class C common stock outstanding held by a total of 6,356 stockholders of record and 113,312 shares of Class S common stock outstanding held by 6 stockholders.

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
In January of each year, our board of directors annually adjusts the offering price of our shares of common stock sold in the Offerings and pursuant to our distribution reinvestment plan, which offering price is equal to our most recently published NAV per share. This is also the price used for purposes of calculating the price we pay to repurchase shares of our common stock pursuant to our share repurchase program described below under “-Share Repurchase Program.”
Determination of Estimated Per Share Value
Overview
On January 11, 2019, the conflicts committee of our board of directors recommended and the board of directors unanimously approved and established an estimated per share NAV of our common stock of $10.16 based on an estimated market value of our assets less the estimated market value of our liabilities, divided by the number of shares outstanding, as of December 31, 2018. The estimated per share NAV as of December 31, 2018 first appeared on investor dashboards on January 14, 2019. This is the second time that the board of directors has determined an estimated per share NAV of our common stock and we intend to publish an updated estimated per share NAV on at least an annual basis.
Process
The conflicts committee of our board of directors, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including oversight of the methodologies used to determine our estimated NAV per share, the consistency of the valuation methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. In determining the estimated NAV of our shares, our conflicts committee and board of directors considered information and analysis, including valuation materials that were provided by Cushman & Wakefield Western, Inc. (“Cushman & Wakefield”), and information provided by our Advisor. Cushman & Wakefield is an independent third-party real estate advisory and consulting firm that was engaged by us to develop an estimate of the fair value of the Company. Cushman & Wakefield developed an opinion of fair value of the real estate assets and real estate related liabilities associated with our properties. The valuation was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non Listed REITs.
Cushman & Wakefield’s scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Several members of the Cushman & Wakefield engagement team who certified the methodologies and assumptions applied by us hold a Member of Appraisal Institute (“MAI”) designation. Other than its engagement as described herein, Cushman & Wakefield does not have any direct interests in any transaction with us and has not performed any services for us other than Asset Allocation services pursuant Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (ASU No. 2017-01) and Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (ASC Topic 805).
The materials provided by Cushman & Wakefield included a range of NAV of our shares, and the conflicts committee of our board of directors believes that the use of the “Valuation Methodology,” as discussed below, as the primary or sole indicator of value has become widely accepted as a best practice in the valuation of non-listed REIT shares, and therefore the conflicts committee and our board of directors determined to use the Valuation Methodology in establishing the estimated per share NAV. This Valuation Methodology is consistent with the NAV calculation and valuation procedures adopted by the board of directors, including a majority of our independent directors. Based on these considerations, the conflicts committee recommended that our board of directors establish an estimated value of our common stock, as of December 31, 2018, of $10.16 per share, which estimated value was within the $9.30 to $10.51 per share valuation range calculated by Cushman & Wakefield using the Valuation Methodology. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.16 as the estimated NAV per share of our common stock. Our board of directors is ultimately and solely responsible for the establishment of the per share estimated value.

Valuation Methodology
In preparing its valuation materials and in reaching its conclusions as to the reasonableness of the methodologies and assumptions used by us to value our assets, Cushman & Wakefield, among other things:

•	investigated numerous sales in the properties' relevant markets, analyzed rental data and considered the input of buyers, sellers, brokers, property developers and public officials;

•
reviewed and relied upon the Company-provided data regarding the size, year built, construction quality and construction type of the properties in order to understand the characteristics of the existing improvements and underlying land;

•	reviewed and relied upon the Company-provided data regarding lease summaries, real estate taxes and operating expense data for the properties;

•	reviewed and relied upon the Company-provided balance sheet items such as cash and other assets, as well as debt and other liabilities;

•	relied upon the Company-provided derivative instrument valuation reports prepared by a third-party pricing service;

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
NAV Methodology - The NAV Methodology determines our value by determining the estimated market value of our entity level assets, including real estate assets, and subtracting the market value of our entity level liabilities, including our debt. The materials provided by Cushman & Wakefield to estimate the value of the real estate assets were prepared using discrete estimations of “as is” market valuations for each of the properties in our portfolio using the income capitalization approach as the primary indicator of value and the sales comparison approach as a secondary approach to value, as discussed in greater detail below. Cushman & Wakefield also estimated the fair value of our real estate related debt and also reviewed the methodology used by a third-party pricing service to estimate the fair value of our derivatives and determined that the approach was reasonable. Cushman & Wakefield then added the non-real estate related assets and subtracted non-real estate related liabilities. The resulting amount, which is the estimated Preliminary NAV of the portfolio, is divided by the number of common shares outstanding to determine the estimated per share Preliminary NAV. The Preliminary NAV was used to calculate the subordinated participation fee that is due to the Advisor. The amount of the subordinated participation fee was deducted from the estimated Preliminary NAV to calculate the estimated NAV.
Determination of Estimated Market Value of Our Real Estate Assets Under the NAV Methodology
Income Capitalization Approach - The income capitalization approach first determines the income-producing capacity of a property by using contract rents on existing leases and by estimating market rent from rental activity at competing properties for the vacant space. Deductions are then made for vacancy and collection loss and operating expenses. The net operating income (“NOI”) developed in Cushman & Wakefield’s analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This NOI was then capitalized at an appropriate rate to derive an estimate of value (the “Direct Capitalization Method”) or discounted by an appropriate yield rate over a typical projection period in a discounted cash flow analysis (the “DCF Method”). Thus, two key steps were involved: (1) estimating the NOI applicable to the subject property and (2) choosing appropriate capitalization rates and discount rates.
The material assumptions used in this income capitalization approach are NOI and the capitalization rate. Most of our existing leases are triple net, and therefore NOI is equal to the contractual cash basis rents. The 2019 contractual cash basis rents were used.
The following summarizes the range of capitalization rates Cushman & Wakefield used to arrive at the estimated market values of our properties valued using the DCF Method:

	Range	Weighted-Average
Capitalization rate	6.75% to 8.50%	7.18%
The capitalization rate was weighted based on NOI. An increase (or decrease) in the selected capitalization rate of 0.25% would result in a (decrease) or increase in net asset value of approximately $8,200,000.

Sales Comparison Approach - The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as the price for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents, and rates tend to be set by the prevailing prices, rents, and rates of equally desirable substitutes.
Utilizing the NAV Methodology, including use of the two approaches to value our real estate assets noted above, when divided by the 12.96 million shares of our common stock outstanding on December 31, 2018, Cushman & Wakefield determined a valuation range of $9.30 to $10.51 per share.
Cushman & Wakefield prepared and provided to us a report containing, among other information, the range of net asset values for our common stock as of December 31, 2018 (the “Valuation Report”). On January 11, 2019, the conflicts committee of our board of directors conferred with Cushman & Wakefield regarding the methodologies and assumptions used in the Valuation Report. On January 11, 2019, the conflicts committee of our board of directors recommended, and our board of directors unanimously approved an estimated per share NAV of our common stock, as of December 31, 2018, of $10.16 per share.
The table below sets forth the calculation of our estimated per share NAV as of December 31, 2018:

	Estimated Value	Estimated Per Share NAV
Real estate properties	$241,541,137	$18.64
Investments in unconsolidated entities:
Santa Clara Property TIC Interest	13,125,847	1.01
REIT 1 (1)	4,347,510	0.34
Cash, cash equivalents and restricted cash	8,584,335	0.66
Other assets	1,925,802	0.15
Total assets	269,524,631	20.80

Mortgage notes payable and unsecured credit facility, net	130,503,181	10.07
Tenant improvement liability	3,700,654	0.29
Other liabilities	2,769,199	0.21
Total liabilities	136,973,034	10.57
Preliminary NAV	132,551,597	10.23

Subordinated participation fee payable (2)	(839,050)	(0.07)

Total estimated value as of December 31, 2018	$131,712,547	$10.16

Shares of common stock outstanding	12,960,889

(1)
On January 14, 2018, REIT I announced its NAV of $10.57 per share. As of December 31, 2018, we owned 403,980 shares, or approximately 4.8% of the outstanding shares of REIT I common stock. The estimated value of REIT I, based on its NAV announced on January 14, 2019, was $88,731,996 as of December 31, 2018. The estimated value of our interest in REIT I above includes the REIT I NAV of $10.57 per share multiplied by the 403,980 shares of REIT I that we owned plus estimated dividends receivable from REIT I as of December 31, 2018.

(2)	The subordinated participation fee of $839,050 was paid entirely in cash in January 2019.
Exclusions from Estimated NAV
The estimated share value approved by the board of directors does not reflect any "portfolio premium," nor does it reflect our enterprise value, which may include a premium or discount to NAV for:

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
Limitations of the Estimated Share Value
As with any valuation methodology, the NAV Methodology used by the board of directors in reaching an estimate of the value of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different valuation methods, estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares. In addition, the board of directors’ estimate of share value is not based on the book values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.
Furthermore, in reaching an estimate of the value of our shares, our board of directors did not include a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. In addition, selling costs were not considered by Cushman & Wakefield in the valuation of the properties. Other costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy involves a listing of our shares of common stock on a national securities exchange, a merger of the Company, or a sale of our portfolio were also not included in the board of directors' estimate of the value of our shares.
As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated share value upon attempting to sell their shares;

•
we will be able to achieve, for its stockholders, the estimated per share NAV upon a listing of our shares of common stock on a national securities exchange, a merger of the Company, or a sale of our portfolio; or

•
the estimated share value, or the methodology relied upon by the board of directors to estimate the share value, will be found by any regulatory authority to comply with ERISA, the Internal Revenue Code or other regulatory requirements.

Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.
Class C Common Stock (Registered Offering)
Commencing on January 14, 2019, the offering price for shares of our Class C common stock pursuant to the Registered Offering increased from $10.05 per share to $10.16 per share.
Class S Common Stock (Class S Offering)
Commencing on January 14, 2019, the offering price for shares of our Class S common stock offered exclusively to non-US Persons pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act increased from $10.05 per share to $10.16 per share, plus the amount of any applicable upfront commissions and fees.
Historical Estimated Values per Share
The historical reported estimated value per share of our common stock approved by the board of directors is set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the SEC
$10.16	January 11, 2019	January 14, 2019
$10.05	January 18, 2018	January 19, 2018
$10.00 (initial offering price)	N/A	N/A

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
Use of Proceeds from Sales of Registered Securities
On June 1, 2016, our Registration Statement on Form S-11 (File No. 333-205684) (the “Registration Statement”), covering an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public in the Primary Offering, was declared effective under the Securities Act. Pursuant to the Registration Statement, we also registered a maximum of 10,000,000 shares of common stock pursuant to our Registered DRP Offering. The shares of common stock covered by the Registration Statement were renamed and redesignated as Class C shares of common stock pursuant to amendments to our charter that became effective in August 2017.
The Registered Offering commenced on July 20, 2016. We are registered to sell the shares of Class C common stock offered in our Primary Offering and pursuant to our distribution reinvestment plan until June 1, 2019. Since not all of the shares we are offering are expected to be sold by June 1, 2019, our board of directors plans to extend the offering in accordance with Rule 415 of the Securities Act. Rule 415 of the Securities Act permits us to file a new registration statement on Form S-11 with the SEC, so that we may continuously offer shares of our Class C common stock. If or when our board of directors extends the offering beyond June 1, 2019, we will notify stockholders by filing a supplement to the prospectus for the Registered Offering with the SEC. We will also need to renew the registration statement or file a new registration statement in many states to continue the offering. We may terminate this offering at any time. Our board of directors will adjust the offering price of the shares of Class C common stock sold in the Primary Offering and the Registered DRP Offering annually in January of each year during the course of the offering.
As of December 31, 2018, we had sold 14,027,968 shares of Class C common stock in the Registered Offering, including 903,901 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $140,507,461.
Also, as of December 31, 2018, we had paid a total of $4,221,254 for Class C common stock to our Sponsor as reimbursement for organizational and offering costs, which reimbursement is subject to the 3% of gross offering proceeds limitation.
From the commencement of the Registered Offering through December 31, 2018, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $136,280,937, including net offering proceeds from our dividend reinvestment plan of $8,796,203. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $252,744,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $6,919,631 and $588,650 were used to pay acquisition fees and financing coordination fees to our Advisor, respectively. Our Sponsor was reimbursed for $4,221,254 of organizational and offering costs. See Note 8 to our consolidated financial statements for details about fees paid to affiliates. None of the proceeds from the Offerings were used to fund stockholder distributions as of December 31, 2018. See Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Distributions for a description of the sources that have been used to fund our distributions.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2018, we issued 3,800 shares of Class C common stock to our directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.
During the three months ended December 31, 2018, we also issued 14,462 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $145,274. Such issuances were made in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.
Distribution Information
We intend to pay distributions on a monthly basis, and we paid our first distribution on July 11, 2016. The rate is determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders other than as necessary to meet REIT qualification requirements.

During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and from time- to-time during our operational state, we may not pay distributions from operations. In these cases, distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor or other sources, if so elected by our Advisor. Historically, the sources of cash used to pay our distributions have been from net rental income received and deferral of management fees. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund out distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In that event, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price.
Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows:

						Cash Flows Provided by Operating Activities	Sources of Distribution Payment
Period	Total Distributions Declared	Distributions Declared Per Share					Net Rental Income Received	Waived Advisor Asset Management Fees	Deferred Advisor Asset Management Fees	Offering Proceeds(7)
			Distributions Paid
			Cash	Reinvested

2017:
First Quarter 2017	$486,862	$0.175	$100,126	$386,736		$182,764	$377,405	$27,316	$82,141	$—
Second Quarter 2017	824,641	0.175	152,193	672,448		1,248,798	629,515	48,709	146,417	—
Third Quarter 2017 (1)	1,120,503	0.175	212,300	908,203		1,114,810	658,133	43,499	130,501	288,370
Fourth Quarter 2017 (1)(2)	1,368,619	0.175	268,911	1,099,708		1,244,465	1,272,850	24,016	71,753	—
2017 Totals	$3,800,625	$0.700	$733,530	$3,067,095		$3,790,837	$2,937,903	$143,540	$430,812	$288,370

2018:
First Quarter 2018 (1)(2)(3)	$2,173,195	$0.176	$335,216	$1,260,232		$38,144	$2,173,195	$—	$—	$—
Second Quarter 2018 (1)(4)	1,864,493	0.176	392,014	1,408,441		1,279,870	1,864,493	—	—	—
Third Quarter 2018 (1)(5)	2,041,912	0.176	445,312	1,539,893		1,237,975	2,041,912	—	—	—
Fourth Quarter 2018 (1)(5)	2,203,622	0.176	483,531	1,669,538	(6)	3,295,899	2,203,622	—	—	—
2018 Totals	$8,283,222	$0.704	$1,656,073	$5,878,104		$5,851,888	$8,283,222	$—	$—	$—

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

(2)
Since our board of directors declared distributions for four months (December 2017 through March 2018) during the three months ended March 31, 2018 in order to transition to a process of declaring dividends prior to the beginning of the month, the dividends declared per common share reflects four rather than three months of dividends for 2018.

(3)	The distribution of $577,747 for the month of March 2018 was declared in March 2018 and paid on April 25, 2018. The amount was recorded as a liability as of the balance sheet date March 31, 2018.

(4)	The distribution of $641,785 for the month of June 2018 was declared in June 2018 and paid on July 25, 2018. The amount was recorded as a liability as of the balance sheet date June 30, 2018.

(5)
The distribution of $698,492 for the month of September 2018 was declared in September 2018 and paid on October 25, 2018. The amount was recorded as a liability as of the balance sheet date September 30, 2018.

(6)
The distribution of $749,045 for the month of December 2018 was declared in December 2018 and paid on January 25, 2019. The amount was recorded as a liability as of December 31, 2018 in the accompanying consolidated balance sheets.

(7)
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

Distributions are paid on a monthly basis. For the year ended December 31, 2018, distributions paid to our stockholders were 5.5% ordinary income, 0% capital gain and 94.5% return of capital/non-dividend distribution. For the year ended December 31, 2017, distributions paid to our stockholders were 15.9% ordinary income, 0% capital gain and 84.1% return of capital/non-dividend distribution. The following presents the federal income tax characterization of the distributions paid in 2018 and 2017:

	Years Ended December 31
	2018	2017
Ordinary income	$0.0352	$0.1110
Non-taxable distribution	0.6683	0.5890
Total	$0.7035	$0.7000
For the period January 1, 2018 through February 28, 2019, distributions to stockholders were declared and paid based on daily record dates at rates per share per day. Distributions to stockholders for the period March 1, 2019 through June 30, 2019 were declared on February 28, 2019. See details as follows:

Distribution Period	Rate Per Share Per Day (1)	Declaration Date	Payment Date
2018
January 1-31	$0.00189113	February 1, 2018	February 26, 2018
February 1-28	$0.00209375	February 1, 2018	February 26, 2018
March 1-31	$0.00189113	March 20, 2018	April 25, 2018
April 1-30	$0.00195417	April 3, 2018	May 25, 2018
May 1-31	$0.00189113	May 1, 2018	June 26, 2018
June 1-30	$0.00195417	June 1, 2018	July 25, 2018
July 1-31	$0.00189113	July 1, 2018	August 27, 2018
August 1-31	$0.00189113	August 1, 2018	September 25, 2018
September 1-30	$0.00195417	September 1, 2018	October 25, 2018
October 1-31	$0.00189113	September 27, 2018	November 26, 2018
November 1-30	$0.00195417	October 29, 2018	December 26, 2018
December 1-31	$0.00189113	November 28, 2018	January 25, 2019

2019
January 1-31	$0.00191183	December 26, 2018	February 25, 2019
February 1-28	$0.00209375	January 31, 2019	March 25, 2019
March 1-31	$0.00192740	February 28, 2019	April 25, 2019
April 1-30	$0.00192740	February 28, 2019	May 28, 2019
May 1-31	$0.00192740	February 28, 2019	June 25, 2019
June 1-30	$0.00192740	February 28, 2019	July 25, 2019

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.
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

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Part I, Item 1A. Risk Factors. Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our Advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed cash flow from operations, to the extent that the Advisor defers payment of fees and reimbursements to which it is entitled.
Distribution Reinvestment Plan
Pursuant to the terms of our distribution reinvestment plan currently in effect (the “DRP”), distributions payable to stockholders who do not receive their distributions in cash will be reinvested in shares of our common stock at a price equal to the most recently disclosed estimated per share value, as determined by the board of directors, excluding those the board of directors designates as ineligible for reinvestment through the DRP. Accordingly, shares of our common stock issued pursuant to the DRP will be issued for $10.16 per share.
A participant may terminate participation in the DRP at any time by delivering a written notice to the administrator. To be effective for any monthly distribution, such termination notice must be received by us at least ten (10) business days prior to the last day of the month to which the distribution relates. Any termination should be provided by written notice and must include the investor’s bank account information necessary for Automated Clearing House deposits directly into their bank account.
Stockholders who presently participate in the DRP do not need to take any action to continue their participation in the DRP.
Share Repurchase Program
Our board of directors has authorized a share repurchase program for our Class C common stock and a share repurchase program for our Class S common stock.
In accordance with our share repurchase program for our Class C common stock, the per share repurchase price depends on the length of time the redeeming stockholder has held such shares as follows:

(i)	less than one year from the purchase date, 97% of the most recently published NAV per share;

(ii)	after at least one year but less than two years from the purchase date, 98% of the most recently published NAV per share;

(iii)	after at least two years but less than three years from the purchase date, 99% of the most recently published NAV per share; and

(iv)	after three years from the purchase date, 100% of the most recently published NAV per share.
Our most recently published NAV per share effective as of January 14, 2019 is $10.16. Prior to January 14, 2019, repurchases of shares of our Class C common stock under the share repurchase program were made based on the prior year’s NAV of $10.05 per share, subject to the same discounts for the length of time such shares were held as described above.
In accordance with our share repurchase program for our Class S common stock, shares of Class S common stock are not eligible for repurchase unless they have been held for at least one year. After this holding period has been met, Class S shares can be redeemed at the most recently published NAV, which is currently $10.16.
From inception through December 31, 2018, 1,147,573 shares of Class C common stock had been tendered for redemption by us, which represented all redemption requests received in good order and eligible for redemption through December 31, 2018. All of these shares had been redeemed except for the 59,431 shares in connection with repurchase requests that were made in December 2018 and were repurchased on January 4, 2019. These shares were repurchased with the proceeds from reinvested dividends at 97% of the pre-NAV $10.05 price per share during the 12-month period and 98% of the pre-NAV $10.05 price per share during the 12- to 24-month period following a stockholder’s investment in the shares. Effective January 14, 2019, the estimated per share value of $10.16 became the most recently published NAV for purposes of the share redemption program.

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
In addition, we may not repurchase shares in an amount that would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Additional limitations on share repurchases under the share repurchase program are discussed below.
We are subject to the following limitations on the number of shares we may repurchase under the program:

•
Repurchases per month will be limited to no more than 2% of our most recently determined aggregate NAV, which we currently intend to calculate on an annual basis, in January of each year (and calculated as of December 31 of the immediately preceding year). Repurchases for any calendar quarter will be limited to no more than 5% of our most recently determined aggregate NAV, which means we will be permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of our aggregate NAV in any 12-month period.

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

•
In order for our board of directors to change the basis of repurchases from net to gross, or vice versa, we will provide notice to our stockholders in a supplement to the prospectus for the Registered Offering or current or periodic report filed with the SEC, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross or net basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended December 31, 2018. We have not repurchased any shares of our Class S common stock as of December 31, 2018.

Repurchases	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share (2)	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
October 1 - 31	98,878	$9.83	$972,211
November 1 - 30	97,416	$9.82	956,520
December 1 -31	106,267	$9.79	1,040,596
Total fourth quarter 2018 repurchases	302,561	$9.81	$2,969,327

(1)	We generally repurchase shares within three business days following the end of the applicable month in which requests were received and not withdrawn.

(2)
Following our board of directors’ initial determination of our NAV and NAV per share on January 18, 2018, the maximum amount that may be repurchased per month is limited to no more than 2% of our most recently determined aggregate NAV. Repurchases for any calendar quarter will be limited to no more than 5% of our most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of our most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the

Registered Offering (including purchases pursuant to our Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.
Procedures for Repurchase
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
In the event that we repurchase some but not all of the shares submitted for repurchase in a given period, share submitted for repurchase during such period will be repurchased on a pro-rata basis. If, in each of the first two months of a quarter, the 2% monthly repurchase limit is reached and repurchases are reduced pro-rata for such months, then in the third and final month of that quarter, the applicable limit for such month will be less than 2% of our aggregate NAV because repurchases for that month, combined with repurchases for the two previous months, cannot exceed 5% of our aggregate NAV.
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
The following is selected financial data as of December 31, 2018, 2017, 2016 and 2015 and for the years ended December 31, 2018, 2017, 2016 and 2015, which should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	December 31,
Balance sheet data	2018	2017	2016	2015
Total real estate investment, net	$238,924,160	$149,759,638	$36,275,665	$—
Total assets	252,425,902	157,073,447	41,302,560	200,815
Mortgage notes payable, net	122,709,308	60,487,303	7,113,701	—
Unsecured credit facility, net	8,998,000	12,000,000	10,156,685	—
Total liabilities	143,332,182	77,777,232	18,874,794	7,000
Redeemable common stock (1)	6,000,951	46,349	196,660	—
Total stockholders’ equity	103,092,769	79,249,866	22,231,106	193,815

(1)	Redeemable common stock as of December 31, 2018 is a contingent obligation which reflects the maximum amount of common stock that could be repurchased during the first quarter of 2019.

	Years Ended December 31,
Operating data	2018		2017		2016	2015
Total revenues	$17,984,625		$7,390,206		$861,744	$—
Net loss	(1,801,724)		(868,484)		(1,237,441)	(6,185)
Other data:
Cash flows provided by (used in) operations	5,881,889		3,790,837		(672,132)	815
Cash flows used in investing activities	(92,019,684)		(115,593,935)		(37,155,065)	—
Cash flows provided by financing activities	90,710,968		112,308,480		41,303,755	200,000
Per share data:
Distributions declared per common share per the period:
Class C	0.7035		0.700		0.320	—
Class S	0.7035	(1)	0.175	(1)	—	—
Net loss per common share – basic and diluted (see Note 2 to our consolidated financial statements)	(0.16)		(0.15)		(2.89)	(4.95)
Weighted-average number of common shares outstanding, basic and diluted	11,069,864		5,982,930		428,255	1,250

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K and Part I, Item 1A. Risk Factors herein.
Overview
Management’s discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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
We were formed on May 14, 2015 as a Maryland corporation and elected to be treated as a REIT beginning with the taxable year ended December 31, 2016 and we intend to continue to operate in such a manner. We intend to invest primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.
We consider the Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no intention to list our shares of common stock for trading on a national securities exchange or other over-the-counter trading market. Although we have registered a fixed number of shares for the Registered Offering, we intend to effectively conduct a continuous offering of an unlimited number of shares of our common stock over an unlimited time period by conducting an uninterrupted series of additional public offerings, subject to regulatory approval of our filings for such additional offerings. This perpetual-life structure is aligned with our overall objective of investing in real estate assets with a long-term view towards making regular distributions and generating capital appreciation.
Subject to certain restrictions and limitations, our business is externally managed by our Advisor, Rich Uncles NNN Operator, LLC, a limited liability company wholly owned by Brix, pursuant to the Advisory Agreement. Our Advisor manages our operations and our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management, and other administrative services on our behalf and is paid certain fees as set forth in the Note 8 to our consolidated financial statements included herein.
We have investor relations personnel, but all expenses are reimbursed by our Sponsor as part of the organizational and offering services they provide to us to manage our organization and the Offerings and to provide administrative investor relations services. Our Sponsor is then entitled to include the reimbursement of such expenses as part of our reimbursement to them for organizational and offering costs, with such reimbursement shall not exceed an amount equal to 3% of gross offering proceeds.
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

Through December 31, 2018, we had sold 14,027,968 shares of our Class C common stock pursuant to the Registered Offering for aggregate gross offering proceeds of $140,507,461 and 17,588 shares of our Class S common stock pursuant to the Class S Offering for aggregate gross offering proceeds of $176,604.
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
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 50% of the cost of our tangible assets, calculated at cost before deducting depreciation or other non-cash reserves. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.
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
Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.
As of December 31, 2018, the outstanding principal balance of our mortgage notes payable and the unsecured revolving credit facility was $125,022,937 and $9,000,000, respectively. The unsecured revolving credit facility, which was scheduled to mature on January 26, 2019, was extended to March 26, 2019 on January 15, 2019 and further extended to April 30, 2019 on March 26, 2019. See Note 6 to our consolidated financial statements for additional information regarding our outstanding indebtedness. As of December 31, 2018, our pro-rata share (approximately 4.8%) of REIT I’s mortgage notes payable was $3,013,589. As of December 31, 2018, our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $10,325,472.

We entered into interest rate swaps as a fixed rate payer to mitigate our exposure to rising interest rates on our variable rate notes payable (Level 2 measurement). We do not enter into derivatives for speculative purposes. None of our derivatives at December 31, 2018 or 2017 were designated as hedging instruments, therefore the net unrealized (losses) gains recognized on interest rate swaps of $157,613 and ($7,899), respectively, was recorded as an addition to loss (gain) on interest rate swaps (see Notes 6 and 7 to our consolidated financial statements for more details).
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
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and from time-to-time during our operational stage, we way not pay distributions from operations. In these cases, distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Historically, the sources of cash used to pay our distributors have been from net rental income received and the waiver and deferral of management fees. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In that event, we may expand the sources of cash used to fund out stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price.
A table of distributions declared, distributions paid out, the impact on cash flows from operations and the source of distribution payments is disclosed in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities - Distribution Information.
Going forward, we expect that our board of directors will to continue to declare distributions based on daily record dates and to pay the distributions on a monthly basis, and after our Offerings, to continue to declare stock distributions based on a single record date as of the end of the month, and to pay these distributions on a monthly basis. Distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet IRS REIT qualification standards.
Cash Flow Summary
The following table summarizes our cash flow activity for the years ended December 31:

	2018	2017
Net cash provided by operating activities	$5,881,889	$3,790,837
Net cash used in investing activities	$(92,019,684)	$(115,593,935)
Net cash provided by financing activities	$90,710,968	$112,308,480

Cash Flows from Operating Activities
Net cash provided by operating activities was $5,881,889 and $3,790,837 for the years ended December 31, 2018 and 2017, respectively.
The cash provided by operating activities for the ended December 31, 2018 reflects our net loss of $1,801,724 adjusted for net non-cash charges of $7,375,475 primarily related to depreciation and amortization, amortization of deferred financing costs, distributions from investments in unconsolidated entities, stock compensation expense, unrealized loss on interest rate swap valuation and amortization of above-market lease intangibles, partially offset by deferred rents, amortization of below-market lease intangibles and income from investment in unconsolidated entities. Cash was also provided by a change in operating assets and liabilities of $308,138 during the year ended December 31, 2018 due primarily to increases in accounts payable, accrued and other liabilities, partially offset by an increase in tenant receivables.
Cash Flows from Operating Activities
The cash provided by operating activities for the year ended December 31, 2017 reflects our net loss of $868,484 adjusted for net non-cash charges of $2,703,227 primarily related to depreciation and amortization, distributions from investments in unconsolidated entities, amortization of deferred financing costs, stock compensation expense and amortization of lease incentives and above-market lease intangibles, partially offset by deferred rents, income from investment in unconsolidated entities and amortization of below-market lease intangibles. Cash was also provided by a change in operating assets and liabilities of $1,956,094 during the year ended December 31, 2017 due to increases in accounts payable, accrued and other liabilities and due to affiliates and decreases in tenant receivables and prepaid expenses and other assets.
We expect that our cash flows from operating activities will increase in the next twelve months as a result of anticipated future acquisitions of real estate and the related contributions from such investments, as well as from an entire year of operations for the properties that we acquired in 2018.
Cash Flows from Investing Activities
Net cash used in investing activities was $92,019,684 for the year ended December 31, 2018 and consisted primarily of the following:

•	$87,064,535 for the acquisition of six operating properties and one parcel of land;

•	$1,730,666 for improvements to existing real estate investments;

•	$2,702,043 for payment of acquisition fees to affiliate;

•	$422,440 for investments in unconsolidated entities; and

•	$100,000 refundable purchase deposit for a prospective acquisition property.
Net cash used in investing activities was $115,593,935 for the year ended December 31, 2017 and consisted primarily of the following:

•	$100,458,868 for the acquisition of nine real estate investments;

•	$10,542,594 of investments in unconsolidated entities;

•	$3,935,884 for payment of acquisition fees to affiliate;

•	$685,160 for improvements to real estate; and

•	$28,571 of collection of amounts due from affiliate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $90,710,968 for the year ended December 31, 2018 and consisted primarily of the following:

•	$44,223,885 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $1,500,285;

•	$75,687,500 of proceeds from mortgage notes payable, partially offset by principal payments of $12,892,970 and deferred financing cost payments to affiliates of $262,050; partially offset by,

•	$3,000,000 of net repayments under our unsecured credit facility;

•	$1,200,010 of deferred financing costs payments;

•	$8,688,479 used for repurchases of shares under the share repurchase plan; and

•	$1,656,073 of distributions paid to stockholders, after giving effect to distributions reinvested by stockholders of $5,878,104.
Net cash provided by financing activities was $112,308,480 for the year ended December 31, 2017 and consisted primarily of the following:

•	$62,555,554 of proceeds from issuance of common stock and investor deposits, partially offset by payments for offering costs and commissions of $2,049,847;

•
$55,369,988 of proceeds from mortgage notes payable, partially offset by principal payments of $407,725, refundable loan deposits of $40,000, deferred financing cost payments to third parties of $1,430,607 and deferred financing fee payments to affiliates of $326,600;

•	$1,842,197 of net proceeds from borrowings under our new unsecured credit facility;

•	$2,472,571 used for repurchases of shares under the share repurchase plan; and

•	$731,209 of distributions paid to stockholders, after giving effect to distributions reinvested by stockholders of $3,067,095.
Capital Resources
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by the Offerings and bank borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by internally generated funds. Our cash requirements for operating and interest expenses, repurchases of common stock and dividend distributions will generally be funded by internally generated funds and, to some extent, potentially the waiver or deferral of asset management fees by our Sponsor. Offering proceeds may also be used to fund repurchases of common stock. If available, future sources of capital include proceeds from the Offerings, secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as undistributed funds from operations.
Results of Operations
As of December 31, 2018, we owned (i) 24 operating properties; (ii) one parcel of land which currently serves as an easement to one of our office properties; (iii) the TIC Interest and (iv) an approximate 4.8% interest in an affiliated REIT. We acquired seven operating properties from April 1, 2017 to December 31, 2017 and six operating properties and one parcel of land during the year ended December 31, 2018. We also acquired the TIC Interest in September 2017. We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates will each increase in future periods as a result of the acquisitions enumerated above and our anticipated future acquisitions of real estate properties. Our results of operations for the year ended December 31, 2018 are not indicative of those expected in future periods as we are continuing to raise capital through the Offerings and acquire additional properties. Given the abundance of capital seeking real estate investments and resulting competition to acquire attractive properties, we have found it more difficult to find properties that meet our acquisition criteria and do not expect to complete any acquisitions during the first quarter of 2019.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Rental Income
Rental income for the years ended December 31, 2018 and 2017 was $14,726,046 and $6,140,444, respectively. The annualized rental income of the operating properties owned as of December 31, 2018 was $17,372,544. We owned nine, 18 and 24 operating properties as of December 31, 2016, 2017 and 2018, respectively. The significant increase of $8,585,602 or 140% year-over-year primarily reflects rental income from operating properties acquired in 2018 and full year rental income from the larger operating properties acquired in the second half of 2017.
Tenant Reimbursements
Tenant recoveries were $3,258,579 and $1,249,762 for the years ended December 31, 2018 and 2017, respectively. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The significant increase of $2,008,817 or 161% year-over-year was primarily due to the acquisitions of operating properties discussed in rental income above.

Fees to Affiliate
Fees to affiliates, which includes only asset management fees to affiliate, for the years ended December 31, 2018 and 2017 were $2,843,810 and $1,188,083, respectively, for our investments in operating properties. The significant increase of $1,655,727 or 139% year-over-year primarily reflects asset management fees for the operating properties acquired in 2018 and full year asset management fees for the larger operating properties acquired in the second half of 2017 and an increase of $523,248 in the subordinated participation fee. In addition, we also incurred asset management fees to the Advisor of $191,933 and $49,035 related to the TIC Interest during the years ended December 31, 2018 and 2017, respectively, which amounts were reflected as a reduction of income recognized from investments in unconsolidated entities in the accompanying statements of operations.
General and Administrative
General and administrative expenses for the years ended December 31, 2018 and 2017 were $2,570,529 and $3,742,896, respectively. The decrease of $1,172,367 or 31% year-over-year was primarily due to the decrease in the number of investor relations personnel and related costs, partially offset by an increase in professional service fees and administrative costs. The Offering, which began in July 2016 for Class C common stock and July 2017 for Class S common stock, necessitated a larger number of investor relations personnel throughout 2017 and was gradually reduced through mid-2018.
Depreciation and Amortization
Depreciation and amortization expenses for the years ended December 31, 2018 and 2017 were $6,988,925 and $3,081,554, respectively. The significant increase of $3,907,371 or 127% year-over-year primarily reflects depreciation and amortization of the operating properties acquired in 2018 and full year depreciation and amortization of the larger operating properties acquired in the second half of 2017.
Interest Expense
Interest expense for the years ended December 31, 2018 and 2017 was $5,577,828 and $1,637,984, respectively. The significant increase of $3,939,844 or 241% year-over-year primarily reflects an increase in the average principal balance of mortgage notes payable from approximately $30,328,000 for the year ended December 31, 2017 to approximately $90,431,000 for the year ended December 31, 2018. Average unsecured credit facility borrowings were approximately $8,490,000 for the year ended December 31, 2017 compared to $4,875,000 for the year ended December 31, 2018.
Property Expense
Property expense for the years ended December 31, 2018 and 2017 was $3,185,629 and $1,282,759, respectively. The significant increase of $1,902,870 or 148% year-over-year was primarily due to the increase in the number of operating properties owned from nine to 18 and 24 as of December 31, 2016, 2017 and 2018, respectively. These expenses primarily relate to property taxes, insurance and repairs and maintenance.
Expenses Reimbursed/Fees Waived by Sponsor or Affiliate
Expenses reimbursed/fees waived by Sponsor or affiliate for the years ended December 31, 2018 and 2017 were $1,136,469 and $2,468,138, respectively. The expenses reimbursed by the Sponsor for the years ended December 31, 2018 and 2017, of $1,136,469 and $2,324,598, respectively, were payroll costs related to our investor relations employees that answer questions from prospective stockholders. The reduction corresponds to the reduction in general and administrative costs described above.
Waived asset management fees for the years ended December 31, 2018 and 2017, were $0 and $143,540, respectively. We currently expect that no asset management fees will be waived within the next 12 months.
Other Income
Interest income for the years ended December 31, 2018 and 2017 was $17,879 and $7,215, respectively.
Income from investments in unconsolidated entities for the years ended December 31, 2018 and 2017 was $226,024 and $199,233, respectively. This represents our approximate 4.8% share of the results of operations of REIT I for the years ended December 31, 2018 and 2017, respectively, and our approximate 72.7% share in the results of operations of the Santa Clara property for the year ended December 31, 2018 and for the period from September 28, 2017 through December 31, 2017, respectively.

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
During the primary Offerings, we are obligated to reimburse our Sponsor for organizational and offering costs related to the Offerings paid by them on our behalf provided such reimbursement does not exceed 3% of gross offering proceeds raised in the Offerings as of the date of the reimbursement.
As of December 31, 2018, we had not directly incurred any organizational and offering costs related to the Offerings as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offerings are not recorded in our consolidated financial statements as of December 31, 2018 other than to the extent of 3% of the gross offering proceeds. Through December 31, 2018, our Sponsor had incurred organizational and offering costs on our behalf in connection with the Offerings of $8,442,205. As of December 31, 2018, we had recorded $4,228,172 of organizational and offering costs, of which $13,168 was payable to the Sponsor or affiliates.
Properties
Portfolio Information
Our wholly owned real estate investments are as follows:

	December 31,
	2018	2017
Number of properties:
Retail	10	8
Office	9	6
Industrial	5	4
Total operating properties	24	18
Parcel of land	1	—
Total properties	25	18

Leasable square feet:
Retail	185,384	140,384
Office	616,284	320,179
Industrial	735,016	324,616
Total leasable square feet	1,536,684	785,179
The above table does not include an approximate 72.7% TIC Interest in a 91,740 square feet office property located in Santa Clara, California and an approximate 4.8% interest in an affiliated REIT as of both balance sheet dates.
We have a very limited operating history. As of December 31, 2018, we had only acquired: (i) 24 operating properties; (ii) one parcel of land, which currently serves as an easement to one of our office properties; (iii) the TIC Interest and (iv) an approximate 4.8% interest in REIT I, an affiliated REIT. Therefore, we have limited operations. In evaluating these properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have one tenant with a lease that provides for a tenant improvement allowance totaling approximately $3,178,000. We expect that the related improvements will be completed during the 2019 calendar year. As of December 31, 2018, there are restricted cash deposits of $3,177,343 that are available to be used to pay for these improvements. The remainder will be funded from operating cash flow or Offering proceeds.

In addition, we have identified approximately $1,219,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2019. Approximately $280,000 of these improvements are expected to be recoverable from the tenant through their operating expense reimbursements. In addition, there are restricted cash deposits of $309,503 that are available to be used to pay for these improvements. However, we will have to pay for the improvements and the recoveries will be billed over an extended period of time. The remaining costs of approximately $629,000 are not recoverable from tenants. These improvements will be funded from operating cash flows or Offering proceeds.
More information on our properties and investments can be found in Part II, Item 2. Properties of this Annual Report.
Recent Market Conditions
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans.
Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns in Europe, China and Japan are likely to negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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
Recent financial conditions affecting commercial real estate have been stable with low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we currently expect that financial conditions will remain favorable during 2019, if they were to deteriorate, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to remain favorable, as job creation has supported gains in office absorption, retail sales and warehouse distribution. Although commercial property construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values. However, future increases in interest rates or a downturn in the economy could have a negative impact on property values.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are or will be critical to our operations. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may have utilized different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate
Real Estate Acquisition Valuation
We record acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.
We assess the acquisition date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of above-market in-place leases plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining noncancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining noncancelable term of the respective lease.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income (loss).
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. We anticipate the estimated useful lives of our assets by class to be generally as follows:

.	Buildings	29-48 years
.	Site improvements	Shorter of 15 years or remaining lease term
.	Tenant improvements	Shorter of 15 years or remaining lease term
.	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining lease term
Impairment of Real Estate and Related Intangible Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset.

Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption. The adoption of ASU No. 2014-09 did not result in a cumulative effect adjustment as of January 1, 2018, the date of the Company's adoption.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. Such revenue will occur when the services are provided and the performance obligations are satisfied. The Company’s adoption of ASU No. 2014-09 did not have a significant impact on its consolidated financial statements.
We recognize rental income from tenants under operating leases on a straight-line basis over the noncancelable term of the lease when collectability of such amounts is reasonably assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, our management determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by us.
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
Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if we are the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. In instances where the operating lease agreement has an early termination option, the termination penalty is based on a predetermined termination fee or based on the unamortized tenant improvements and leasing commissions.
We evaluate the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectable and to estimate the amount of the receivable that may not be collected.
In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt allowance for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Unconsolidated Investments
We account for investments in entities over which we have the ability to exercise significant influence under the equity method of accounting. Under the equity method of accounting, an investment is initially recognized at cost and is subsequently adjusted to reflect our share of earnings or losses of the investee. The investment is also increased for additional amounts invested and decreased for any distributions received from the investee. Equity method investments are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the investment might not be recoverable. If an equity method investment is determined to be other-than-temporarily impaired, the investment is reduced to fair value and an impairment charge is recorded through earnings.

Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:
Level 1: quoted prices in active markets for identical assets or liabilities;
Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models, and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. We evaluate several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instrument for which it is practicable to estimate the fair value:
Cash and cash equivalents; restricted cash; tenant receivables; purchase and other deposits; prepaid expenses and other assets; accounts payable, accrued and other liabilities; and due to affiliates: These balances approximate their fair values due to the short maturities of these items.
Derivative instruments: Our derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, we classify these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Unsecured credit facility: The fair value of our unsecured credit facility approximates its carrying value as the interest rates are variable and the balances approximate their fair values due to the short maturities of this facility.
Mortgage notes payable: The fair value of our mortgage note payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. We classify these inputs as Level 3 inputs.
Income Taxes
We elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2016. We expect to operate in a manner that will allow us to continue to qualify as a REIT for Federal income tax purposes. To qualify as a REIT, we must meet certain organizational and operational requirements, including meeting various tests regarding the nature of our assets and our income, the ownership of our outstanding stock and distribution of at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included herein.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedure that:

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

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an emerging growth company as of December 31, 2018, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. We recognize that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurances that its objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors.

Name (1)(2)(3)(4)	Age (5)	Positions
Aaron S. Halfacre	46	Chief Executive Officer, President and Director
Raymond E. Wirta	75	Chairman of the Board
Raymond J. Pacini	63	Executive Vice President, Chief Financial Officer and Treasurer
Sandra G. Sciutto	58	Senior Vice President and Chief Accounting Officer
Jean Ho	50	Chief Operating Officer, Chief Compliance Officer and Secretary
David A. Perduk	51	Chief Investment Officer
Adam S. Markman	54	Independent Director (6)
Curtis B. McWilliams	63	Independent Director (6)(7)
Thomas H. Nolan, Jr.	61	Independent Director (6)
Jeffrey Randolph	62	Independent Director (6)(8)

(1)	The address of each executive officer and director listed is 3090 Bristol Street, Suite 550, Costa Mesa, California 92626.

(2)	Mr. Harold C. Hofer resigned as our chief executive officer, president and as a director on December 31, 2018.

(3)	Messrs. Vipe Desai, David Feinleib and Jonathan Platt resigned as independent members of our board of directors on January 15, 2019.

(4)	Mr. John Wang resigned as a non-independent member of our board of directors on December 31, 2018.

(5)	As of February 28, 2019.

(6)	Member of the conflicts committee and audit committee of our board of directors.

(7)	Chair of the conflicts committee of our board of directors.

(8)	Chair of the audit committee of our board of directors.

Mr. Aaron S. Halfacre. Mr. Halfacre has served as our Chief Executive Officer and President and a member of our board of directors since he succeeded Mr. Hofer on January 1, 2019. Since January 1, 2019, Mr. Halfacre also serves as Chief Executive Officer and a Manager of our sponsor and our advisor where he previously served as President since August 2018; the Chief Executive Officer, President and a Trust Manager of affiliated REIT, Rich Uncles Real Estate Investment Trust I; and the Chief Executive Officer, President and a Director of affiliated REIT, BRIX REIT, Inc. From January 2018 to July 2018, Mr. Halfacre served as President of Realty Mogul, Co., a real estate crowdfunding platform and its affiliates, MogulREIT I, LLC, a non-traded public real estate investment trust that invests in and manages a diversified portfolio of commercial real estate investments, including loans, equity in commercial real estate ventures and other real estate-related assets; and MogulREIT II, LLC, a non-traded public real estate investment trust that owns and manages a diversified portfolio of preferred equity and joint venture equity investments in multifamily properties located in target markets throughout the United States. From April 2016 to the present, Mr. Halfacre serves as a Co-Founder of Persistent Properties, LLC which manages a multi-family portfolio focused on workforce housing. From July 2014 to March 2016, Mr. Halfacre served as president and chief investment officer of Campus Crest Communities, Inc., a publicly-traded real estate investment trust focusing on the ownership, development, building and management of student housing properties throughout the United States. From October 2012 to May 2014, Mr. Halfacre served as senior vice president and head of strategic relations at Cole Real Estate Investments, Inc., a publicly traded REIT focused on net lease real estate investments, where he oversaw all investor and strategic capital relationships. From November 2005 to December 2010, Mr. Halfacre served as the chief of staff and head of product development of the real estate group at BlackRock, a global investment management corporation. From June 2004 to November 2005, Mr. Halfacre served as director of investor relations for Green Street Advisors, a premier independent research and advisory firm concentrating on the commercial real estate industry in North America and Europe. Mr. Halfacre holds both Chartered Financial Analyst® and Chartered Alternative Investment Analyst® designations and received a Master of Business Administration from Rice University. Our board directors has concluded that Mr. Halfacre is qualified to serve as a Director and as our President and Chief Executive Officer by reason of his extensive industry and leadership experience.
Mr. Raymond Wirta. Mr. Wirta is a sponsor of the Company and has served as our Chairman of the Board since 2016. Together with Mr. Halfacre and Mr. Harold Hofer, our former Chief Executive Officer, he indirectly owns a majority share and controls our sponsor and our advisor. Mr. Wirta is also the Chairman of the board of directors of affiliated REITs: Rich Uncles Real Estate Investment Trust I and BRIX REIT, Inc. Mr. Wirta was Chairman of the board of directors of CBRE Group (NYSE:CBRE), a global real estate services firm from 2014 to 2018, Vice Chair of the board of directors of CBRE from 2013 to 2014, a Director of CBRE since 2001and served as the Chief Executive Officer of CBRE from 2001 to 2005 and Chief Executive Officer of its predecessor company, CBRE Services, from 1999 to 2001. From 2009 through the present, he has been Chief Executive Officer of the Koll Company, a West Coast-based real estate investment and development company. He previously served as Chief Executive Officer for Koll Management Services and The Bolsa Chica Company during time frames when both were publicly traded real estate companies. Based on these experiences, Mr. Wirta offers insights and perspective with respect to our real estate portfolio. From 2010 through the present, he has been a full-time advisor to the Irvine Company, and President since 2016. The Irvine Company is a privately held California based real estate development company with ownership of 120 million square feet of apartments, office, retail and resorts primarily in California. Mr. Wirta holds a B.A. from California State University, Long Beach and an M.B.A from Golden State University. Our board of directors has concluded that Raymond Wirta is qualified to serve as one of our directors by reason of his expertise with real estate-related investments. As a principal of our advisor and our sponsor, Mr. Wirta is also able to advise our board of directors on the critical issues facing our company.
Mr. Raymond J. Pacini. Mr. Pacini has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2018. Mr. Pacini also serves as Executive Vice President, Chief Financial Officer and Treasurer of our Sponsor and our Advisor and affiliated REITs: Rich Uncles Real Estate Investment Trust I and BRIX REIT, Inc., for which he served as an independent director from November 2017 until April 2018. From June 2013 to April 2018, Mr. Pacini was the Chief Financial Officer of Northbound Treatment Services, a privately held company which treats drug and alcohol addictions. From 1998 to 2011, Mr. Pacini served as President, Chief Executive Officer and a Director of California Coastal Communities, Inc. (“CALC”), a residential land development and homebuilding company and was the Chief Financial Officer of CALC’s predecessors (Koll Real Estate Group, Inc., The Bolsa Chica Company and Henley Properties, Inc.) from 1992 to 1998. Mr. Pacini has seven years of experience as a certified public accountant with the accounting firm of Coopers & Lybrand (now known as PricewaterhouseCoopers LLP). On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC emerged from bankruptcy and became a privately held company. Mr. Pacini has been a National Association of Corporate Directors (NACD) Board Leadership Fellow since 2014. Mr. Pacini received his B.A. in Political Science from Colgate University in 1977 and his M.B.A. from Cornell University in 1979. Mr. Pacini has also served as an independent director, audit committee chair and the financial expert for Cadiz, Inc. (NASDAQ: CDZI), a land and water resource development public company, since 2005.

Ms. Sandra G. Sciutto. Ms. Sciutto has served as our Senior Vice President and Chief Accounting Officer since July 2018. Ms. Sciutto also serves as Senior Vice President and Chief Accounting Officer of affiliated REITs: Rich Uncles Real Estate Investment Trust I and Brix REIT, Inc., for which she served as an independent director from April 2018 until July 9, 2018. From October 2016 to June 2018, Ms. Sciutto served as Chief Financial Officer for Professional Real Estate Services Inc., a privately held, full-service commercial real estate investment and operating company based in Orange County, California. From November 2012 to April 2016, Ms. Sciutto served as Chief Financial Officer and Investment Committee Member for Shopoff Realty Investments, L.P., a real estate developer and real estate fund sponsor. From 1998 to 2012, Ms. Sciutto served as Chief Financial Officer of California Coastal Communities, Inc. (“CALC”), a residential land development and homebuilding company. From 1993 until 1998, Ms. Sciutto was the Controller of CALC and its predecessor companies Koll Real Estate Group, Inc. and The Bolsa Chica Company. On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC emerged from bankruptcy and became a privately held company. Ms. Sciutto also has five years of experience as a certified public accountant with the accounting firm of KPMG LLP. Ms. Sciutto received her B.S. in Business Administration with a concentration in Accounting from Cal Poly State University, San Luis Obispo in 1982. She also holds an active CPA license in the state of California.
Ms. Jean Ho. Ms. Ho is our Chief Operating Officer, Chief Compliance Officer and Secretary, having joined our sponsor in January 2016. Ms. Ho previously served as our Chief Financial Officer between January 2016 and November 2017. Ms. Ho is also an adjunct professor of taxation at California State University, Fullerton’s Mihaylo College of Business and Economics. From 2010 through 2015, Ms. Ho served as the Chief Operating Officer and Chief Financial Officer of Soteira Capital, LLC, a southern California-based, registered investment adviser with approximately $250 million under management that serves investment companies, pooled investment vehicles, pension and profit sharing plans, high net worth individuals, private foundations and charitable organizations. Prior to her service at Soteira Capital, Ms. Ho served as the Chief Financial Officer of MKA Capital Advisors, LLC, a sponsor and manager of an approximately $750 million private real estate investment fund, and, prior to that, as a Director at BridgeWest, LLC, a $500 million family office. Prior to entering private practice, she was employed by KPMG LLP, specializing in real estate, financial services, and personal financial planning. Ms. Ho has also been a member of the California State Bar since 1996 and a licensed Certified Public Accountant in California since 1992.
Mr. David A. Perduk. Mr. Perduk has served as our Chief Investment Officer since January 2016. Mr. Perduk also serves as Chief Investment Officer of our sponsor and affiliated REIT programs; Rich Uncles Real Estate Investment Trust I and BRIX REIT, Inc. Mr. Perduk founded and serves as President and CEO of Newport Net Lease, Inc., a corporation with recognized expertise in the acquisition and disposition of single tenant net lease investment properties nationwide, including Office, Industrial and retail. Prior to Newport Net Lease, Inc., Mr. Perduk was a senior executive and a member of the National Net Lease Property Group at CBRE from October 2005 through December 2014. During his tenure with CBRE, Mr. Perduk was a lead member in writing the strategic plan for the national group and a speaker on multiple net‐lease panels. CBRE is the world’s largest commercial real estate services and investment company and the largest commercial property developer in the United States with more than 90,000 employees serving clients in over 100 countries. Prior to joining CBRE, Mr. Perduk was an executive at JP Morgan Chase in the Treasury and Security Services Division, where he managed properties in 11 states in the northwestern United States. David’s area of expertise included fixed income investment management, debt management and cash management portfolio services assisting the public sector and private corporations. Mr. Perduk has his State of California real estate brokers license and is a member of the International Council of Shopping Centers. Mr. Perduk received his Bachelor of Science degree in Industrial Technology from California Polytechnic State University in San Luis Obispo - Orfalea College of Business, was a multiple recipient of the Dean’s honor list award, and an elected member of the Academic Senate.
Mr. Adam S. Markman. Mr. Markman has served as an independent member of our board of directors since January 15, 2019. Mr. Markman has been Executive Vice President, Chief Financial Officer and Treasurer of Equity Commonwealth, a REIT primarily investing in office properties, since July 2014. Mr. Markman served as Managing Director of Green Street Advisors, Inc., a real estate research firm ("Green Street"), where he worked from 1994 to 2014. While at Green Street, Mr. Markman headed the firm's consulting and advisory practice, played a key role in the firm's investment arm for real estate investment trusts and previously led the firm's retail and lodging research efforts. Mr. Markman has also served as a real estate consultant at Kenneth Leventhal & Co. Mr. Markman was a member of Green Street's board of directors, currently sits on Mark IV Capital's board of directors and is an adviser to Twin Rock Partner's Housing Fund. He is also a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI). Mr. Markman earned his M.B.A. in Finance/Real Estate from Columbia University and a B.A. from U.C. Berkeley. Our board of directors has concluded that Mr. Markman is qualified to serve as an independent director by reason of his extensive experience in the real estate business.

Mr. Curtis B. McWilliams. Mr. McWilliams has served as an independent member of our board of directors since January 15, 2019. Mr. McWilliams has been non-executive Chairman of the board of directors of Ardmore Shipping Corporation (NYSE: ASC) since January 1, 2019 and a director since January 2016. Mr. McWilliams is also Lead Director of Braemar Hotels & Resorts Inc. (NYSE: BHR) where he has been a member of the board since November 2013. Mr. McWilliams was also an independent director of Campus Crest Communities, Inc. from May 2015 to March 2016. Mr. McWilliams is a real estate industry veteran with over 25 years of experience in finance and real estate. He retired from his position as President and Chief Executive Officer of CNL Real Estate Advisors, Inc. in 2010 after serving in the role since 2007. Mr. McWilliams was also the President and Chief Executive Officer of Trustreet Properties Inc. from 1997 to 2007, and a director of the company from 2005 to 2007. He served on the board of directors and as the Audit Committee Chairman of CNL Bank from 1999 to 2004 and has over 13 years of investment banking experience at Merrill Lynch & Co. Mr. McWilliams holds a M.B.A., with a concentration in Finance, from the University of Chicago Graduate School of Business, and a Bachelor of Science in Engineering in Chemical Engineering from Princeton University. Our board of directors has concluded that Mr. McWilliams is qualified to serve as an independent director by reason of his extensive experience in the real estate business and investment banking.
Mr. Thomas H. Nolan, Jr. Mr. Nolan has served as an independent member of our board of directors since January 15, 2019. Mr. Nolan has been a director of WashREIT (NYSE: WRE) since 2015. He previously served as Chairman of the board of directors and Chief Executive Officer of Spirit Realty Capital, Inc. (NYSE: SRC) from September 2011 until May 2017. Mr. Nolan previously worked for General Growth Properties, Inc. (“GGP”), serving as Chief Operating Officer from March 2009 to December 2010 and as President from October 2008 to December 2010. He also served as a member of the board of directors of GGP from 2005 to 2010. GGP filed for protection under Chapter 11 of the U.S. Bankruptcy Code in April 2009 and emerged from bankruptcy in November 2010. Mr. Nolan was a member of the senior management team that led GGP’s reorganization and emergence from bankruptcy, which included the restructuring of $15.0 billion in project-level debt, payment in full of all of GGP’s pre-petition creditors and the securing of $6.8 billion in equity commitments. From July 2004 to February 2008, Mr. Nolan served as a Principal and Chief Financial Officer of Loreto Bay Company, the developer of the Loreto Bay master planned community in Baja, California Sur, Mexico. From October 1984 to July 2004, Mr. Nolan held various financial positions with AEW Capital Management, L.P., a national real estate investment advisor, and from 1998 to 2004, he served as Head of Private Equity Investing and as President and Senior Portfolio Manager of The AEW Partners Funds. Mr. Nolan holds a B.B.A. from the University of Massachusetts, Amherst. Our board of directors has concluded that Mr. Nolan is qualified to serve as an independent director by reason of his extensive experience in the real estate business.
Mr. Jeffrey Randolph. Mr. Randolph has served as an independent member of our board of directors and chair of the audit committee since July 2016. Mr. Randolph has also been an independent director and audit committee chair of BRIX REIT, Inc. since November 2017 and was an independent trust manager of affiliated Rich Uncles Real Estate Investment Trust I from 2014 to January 11, 2019. From 2002 through 2007 and then again from 2010 through March 2017 (now retired), Mr. Randolph was a Principal and served as Chief Financial Officer and Chief Compliance Officer for Affinity Investment Advisors, LLC, a firm specializing in U.S. stock exchange investments. In 2007, Affinity was purchased by Morgan Stanley Investment Management. From 2007 through 2010, Mr. Randolph served as Managing Director for Morgan Stanley and its wholly owned subsidiary Van Kampen Investments. His role included supporting the firm’s domestic and international investment clients. Toward the end of 2010, Mr. Randolph was part of the decision to re-launch Affinity as an independent entity to capitalize on the increasing investor interest in boutique management firms. Mr. Randolph brings 25 years of investment experience to our REIT. His previous work experience includes Principal at Avalon Financial Group Inc., which specialized in the restructuring and placement of commercial real estate financings, Chief Financial Officer for Bonutto-Hofer Investments, a private real estate investment firm that specialized in acquisition and management of commercial real estate properties in the western U.S., and Vice President at Security Pacific National Bank. Mr. Randolph also serves on the board of TSJ Hope Builders, a Santa Ana, California based nonprofit dedicated to moving young men and women out of poverty through life and job skills training. He is also a cofounder of Building Blocks Foundation Fund, an organization of commercial real estate professionals dedicated to supporting Orange County’s disadvantaged youth. Mr. Randolph received his bachelor’s degree in Business Finance from California State University, Long Beach. Our board of directors has concluded that Mr. Randolph is qualified to serve as an independent director by reason of his extensive experience in real estate and investment management.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and any persons beneficially owning more than 10% of any registered class of our equity securities (collectively, the “insiders”) to report their initial ownership of those securities and most changes in that ownership to the Securities and Exchange Commission (the “SEC”). To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company by the insiders or written representations from the insiders that no other reports were required with respect to the year ended December 31, 2018, all insiders timely filed all Section 16(a) reports required to be filed by them for 2018, with the exception of the following reports that were not filed timely:

Form 3 Filings

•
a Form 3 filing by each of Mr. Pacini (chief financial officer) and Ms. Sciutto (chief accounting officer) to report the ownership of zero and zero shares, respectively, of our common stock at the time of their respective appointment as an officer of the Company in April 2018 and July 2018, respectively; and

Form 4 Filings

•
four Form 4 filings by Ms. Ho (chief operating officer) to report acquisitions of 4 shares of our common stock in each of January, February, March and April 2018 pursuant to the Company’s share reinvestment program;

•
11 Form 4 filings by Mr. Perduk (chief investment officer) to reports acquisitions of 4, 4, 4 and 5 shares of our common stock in January, February, March and April 2018, respectively, pursuant to the Company’s share reinvestment program and the acquisition of 20, 40, 20, 20, 20, 20 and 20 shares of our common stock in January, February, March, April, May, November and December 2018 pursuant to the Company’s automatic investment program;

•
eight Form 4 filings by Mr. Randolph to report acquisitions of 18,19, 19 and 16 shares of our common stock in January February, March and April 2018, respectively, pursuant to the Company’s share reinvestment program, the acquisition of 1,300 shares of our common stock in March 2018 pursuant to the Company’s director compensation program and a disposition of 1,000 shares of our common stock in March 2018 pursuant to the Company’s share repurchase program;

•
eight Form 4 filings by Mr. Desai to report acquisitions of 6, 7, 3 and 3 shares of our common stock in January, February, March and April 2018, respectively, pursuant to the Company’s share reinvestment program, an acquisition of 500 shares of our common stock in March 2018 pursuant to the Company’s director compensation program and dispositions of 750, 250 and 400 shares of our common stock in February, March and April 2018, respectively, pursuant to the Company’s share repurchase program;

•
five Form 4 filings by Mr. Wang to report acquisitions of 35, 36, 36 and 37 shares of our common stock in January, February, March and April 2018, respectively, pursuant to the Company’s share reinvestment program and an acquisition of 500 shares our common stock pursuant in March 2018 pursuant to the Company’s director compensation program;

•	two Form 4 filings by Mr. Feinleib to report acquisitions of 50 shares of our common stock in each of May and November 2018 pursuant to the Company’s automatic investment program; and

•
six Form 4 filings by Mr. Platt to report acquisitions of 11, 12, 12 and 14 shares of our common stock in January, February, March and April 2018, respectively, pursuant to the Company’s share reinvestment program and the acquisition of 1,000 shares of our common stock in March 2018 pursuant to the Company’s director compensation program.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of our employees and officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board of directors. The Code covers topics including, but not limited to, conflicts of interest, confidentiality, fair dealings, record keeping and reporting, protection and proper use of our assets, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. The Code is posted in the NNN REIT Documents-Corporate Governance section of our website at www.richuncles.com. To the extent required by SEC rules, we intend to promptly disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the Corporate Governance section of our website.
The Audit Committee
Our board of directors has established an audit committee. Our audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, and (iv) the selection, appointment and compensation of our independent registered public accounting firm and (v) our independent registered public accounting firm’s qualifications, performance and independence. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee charter is available in the NNN REIT Documents-Corporate Governance section of our website at www.richuncles.com. The members of the audit committee are Jeffrey Randolph (Chairman), Adam S. Markman, Curtis B. McWilliams and Thomas H. Nolan, Jr. All of the members of the audit committee are “Independent Directors” as defined by our charter and are “independent” as defined by the New York Stock Exchange and applicable rules of the SEC. All members of the audit committee are financially literate, and our board of directors has determined that Mr. Randolph satisfies the SEC’s requirements for an “audit committee financial expert.”

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in our sponsor, advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence-Certain Transactions with Related Persons” for a discussion of the fees paid to our sponsor, advisor and/or its affiliates.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. During 2018 we paid each of our independent directors for attending meetings as follows: (i) 500 shares of Class C common stock for each board of directors meeting attended; and (ii) 500 shares of Class C common stock for each committee meeting attended. We also paid an additional 300 shares of Class C common stock per fiscal quarter for the chairman of our audit committee of the board of directors. During 2019, we replaced the fees described above with quarterly retainers of $12,500 for each independent director, an additional quarterly retainer of $12,500 for each independent director serving on the special committee and a quarterly retainer of $2,500 for the chairs of the audit and conflicts committees, which amounts are, in each case, payable in shares of our Class C common stock. The shares to be issued to directors will be restricted securities issued in private transactions in reliance on an exemption from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and we have not agreed to file a registration statement with respect to registration of the shares to the directors. The directors will be able to resell their shares to us pursuant to our share repurchase plan. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also one of our officers, we do not pay any compensation for services rendered as a director.
The table below sets forth information regarding compensation to our directors for the year ended December 31, 2018:

Name (1)	Stock Awards (2)
David Feinleib (3)	$16,080
Vipe Desai (3)	$36,180
Jonathan Platt (3)	$41,205
Jeffrey Randolph	$53,265
John Wang (4)	$21,105

(1)
The compensation paid to Mr. Halfacre, the Company’s Chief Executive Officer, Mr. Wirta, our Chairman of the Board, and Mr. Hofer, our former Chief Executive Officer (resigned December 31, 2018), is not included in this table because they are or were also executive officers of the Company and, therefore, received no compensation for their service as director.

(2)
The amounts in this column represent the aggregate fair value of each annual equity award on its grant date, computed in accordance with ASC Topic 718. We valued the stock awards as of the grant date by the offering price per share of our common stock on that date (which was $10.05) by the number of shares of stock awarded.

(3)	Resigned as an independent member of our board of directors effective on January 15, 2019.

(4)	Resigned as non-independent member of our board of directors effective on December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
As of February 28, 2019, there is no person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class C or Class S common stock. The following table shows, as of February 28, 2019, the amount of our Class C common stock beneficially owned (unless otherwise indicated) by (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group. None of our directors or executive officers beneficially owns any shares of our Class S common stock.

Name (1)	Class C Shares Beneficially Owned (2)	Percent of Class C Shares (2)	Class S Shares Beneficially Owned	Percent of Common Stock (3)
Aaron S. Halfacre	500	*	—	*
Raymond E. Wirta	9,254	*	—	*
Raymond J. Pacini	—	*	—	*
Sandra S. Sciutto	—	*	—	*
Jean Ho	793	*	—	*
David A. Perduk	1,162	*	—	*
Adam S. Markman	—	*	—	*
Curtis B. McWilliams	—	*	—	*
Thomas H. Nolan, Jr.	—	*	—	*
Jeffrey Randolph	6,910	*	—	*
All directors and executive officers as a group	18,619	*	—	*

*	Less than 1% of the outstanding Class C or Class S common stock (as applicable) and none of the shares is pledged as security.

(1)	The address of each named beneficial owner is 3090 Bristol Street, Suite 550, Costa Mesa, CA 92626.

(2)	Based on 13,708,365 shares of Class C common stock outstanding on February 28, 2019.

(3)	Based on 13,821,677 shares of common stock (Class C and Class S) outstanding on February 28, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Our charter requires that a majority of our directors be “Independent Directors” (as defined in our charter), except at a time when there is a vacancy on our board of directors. A copy of our charter is available in the NNN REIT Documents - Corporate Governance section of our website at www.richuncles.com. For purposes of our charter, an Independent Director is any director who is not associated and has not been associated within the last two years, directly or indirectly, with our sponsor or advisor. A director is deemed to be associated with our sponsor or advisor if he or she: (i) owns an interest in the sponsor, advisor or any of their affiliates; (ii) is employed by the sponsor, advisor or any of their affiliates; (iii) is an officer or director of the sponsor, advisor or any of their affiliates; (iv) performs services, other than as a director, for us; (v) is a director for more than three REITs organized by our sponsor or advised by our advisor; or (vi) has any material business or professional relationship with our sponsor, advisor or any of their affiliates. For purposes of determining whether or not the business or professional relationship is material, the gross revenue derived by the director from our sponsor and advisor and affiliates shall be deemed material per se if it exceed 5% of the director’s annual gross revenue (derived from all sources) during either of the last two years or net worth (on a fair market value basis). A director is also deemed to be associated with our sponsor or advisor if the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law is or has been associated with our sponsor, advisor, any of their affiliates or us.
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

Our board of directors has determined that Adan S. Markman, Curtis B. McWilliams, Thomas H. Nolan, Jr. and Jeffrey Randolph each qualify as an “Independent Director” as defined in our charter and satisfies the New York Stock Exchange independence standards. Mr. Randolph also serves as an independent member of the Board of Directors of BRIX REIT, Inc. and resigned as an independent member on the Board of Trust Managers of REIT I on January 11, 2019.
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
Certain Transactions with Related Persons
Our Relationship with our Sponsor and Advisor.
We have entered into an Amended and Restated Advisory Agreement (as amended the “Advisory Agreement”) with our advisor. Pursuant to this agreement, our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the Advisory Agreement are the following:

•	accepting and executing any and all delegated duties from us as a general partner of our operating partnership;
•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;
•	structuring the terms and conditions of our investments, sales and co-ownerships;
•	acquiring real estate investments on our behalf in compliance with our investment objectives and policies;
•	arranging for financing and refinancing of our real estate investments;
•	entering into leases and service contracts for our properties;
•	reviewing and analyzing our operating and capital budgets;
•	assisting us in obtaining insurance;
•	generating an annual budget for us;
•	reviewing and analyzing financial information for each of our assets and our overall portfolio;
•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our real estate investments;

•	performing investor-relations services;
•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;
•	engaging in and supervising the performance of our agents, including our registrar and transfer agents;
•	performing administrative and operational duties reasonably requested by us;
•	performing any other services reasonably requested by us; and
•	doing all things necessary to assure its ability to render the services described in the Advisory Agreement.
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our Advisory Agreement with our advisor in connection with our registered offering of our Class C common stock and the agreement has been amended and restated at various times thereafter, most recently effective as of August 13, 2018. The Advisory Agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties.
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

Summarized below is information about the costs incurred by the Company pursuant to the Advisory Agreement for the year ended December 31, 2018.
Organizational and Offering Costs. Pursuant to the Advisory Agreement, we are obligated to reimburse our sponsor or its affiliates for organizational and offering expenses paid by our sponsor on behalf of the Company. We will reimburse our sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. Our sponsor and its affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross offering proceeds. As of December 31, 2018, our sponsor has incurred organizational and offering expenses of $8,442,205 on behalf of the Company, which is in excess of 3.0% of the gross offering proceeds received by the Company. To the extent we have more gross offering proceeds from future stockholders, we will be obligated to reimburse our sponsor. As the amount of future gross offering proceeds is uncertain, the amount we are obligated to reimburse to our sponsor is uncertain. As of December 31, 2018, we have reimbursed our sponsor $4,215,004 in organizational and offering costs. Our maximum liability for organizational and offering costs through December 31, 2018 was $4,228,172, of which $13,168 was payable as of December 31, 2018.
Investor Relations Payroll Expense Reimbursements from Sponsor. We employ investor personnel that answer inquiries from potential investors regarding the Company and/or its registered offering of shares of Class C common stock. The payroll expense associated with the investor relations personnel is reimbursed by our sponsor. The sponsor considers these payroll costs to be offering expenses.
Acquisition Fees. We pay our advisor a fee in an amount equal to 3.0% of our contract purchase price of its properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable and shall not exceed 6.0% of the contract price of the property. However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. Acquisition fees for the year ended December 31, 2018 including fees paid for additions to existing properties were $2,752,339, of which $0 was payable as of December 31, 2018.
Asset Management Fees. We pay to our advisor as compensation for the advisory services rendered to the Company a monthly fee in an amount equal to 0.1% of the Company’s total investment value, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day business day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of our advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as our advisor shall determine.
Additionally, to the extent our advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, our advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the year ended December 31, 2018 was $2,004,760, of which $0 was waived. Asset Management Fees payable at December 31, 2018 were $0.
Financing Coordination Fee. Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if our advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then we shall pay to our advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. Financing coordination fees for the year ended December 31, 2018 were $262,050, of which $0 was payable as of December 31, 2018.
Property Management Fees. If our advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then we shall pay to our advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. We also will reimburse our advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. Our advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. Property management fees and related salary reimbursements for the year ended December 31, 2018 were $174,529, of which $96,792 was payable as of December 31, 2018.

Disposition Fees. For substantial assistance in connection with the sale of properties, we are required to pay to our advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our advisor or its affiliates, the disposition fees paid to our advisor or sponsor or their respective affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the year ended December 31, 2018.
Subordinated Participation Fees. We are required to pay our advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year and paid (if at all) in the immediately following January. The subordinated participation fee is only due if the Preferred Return, as defined in the Advisory Agreement, is achieved and is equal to the sum of (using terms as defined in the Advisory Agreement):

•
30% of the product of (a) the difference of (x) the Preliminary NAV per share minus (y) the Highest Prior NAV per share, multiplied by (b) the number of shares outstanding as of December 31 of the relevant annual period, but only if this results in a positive number, plus finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•
30% of the product of: (a) the amount by which aggregate distributions to stockholders during the annual period, excluding return of capital distributions, divided by the weighted average number of shares outstanding for the annual period, exceed the Preferred Return, multiplied by (b) the weighted average number of shares outstanding for the annual period calculated on a monthly basis.

We calculated a subordinated participation fee of $839,050 as of December 31, 2018, which our board of directors approved on January 11, 2019, which was paid in cash during the first quarter of 2019.
Leasing Commission Fees. If a property or properties of the Company becomes unleased and our advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of the property or properties to unaffiliated third parties, then we are required to pay to our advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. To the extent that an unaffiliated real estate broker assists in such leasing services, any compensation paid by us to our advisor or any of its affiliates will be reduced by the amount paid to such unaffiliated real estate broker. There were no leasing commission fees incurred during the year ended December 31, 2018.
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
Operating expense reimbursements for the four fiscal quarters ended December 31, 2017 exceeded the 2%/25% Limitation. The conflicts committee of our board of directors approved the operating expenses above the 2%/25% Limitation, as they determined that the relationship of the Company’s operating expenses to average invested assets were justified for the year ended December 31, 2017 given the costs of operating a public company and the early stage of operations. Operating expense reimbursements were in compliance with the 2%/25% Limitation for the four fiscal quarters ended December 31, 2018.

Non-Solicitation Agreement. We have a Non-Solicitation Agreement with our Advisor and Sponsor in which we agreed not to solicit the employment of any employee of our advisor or sponsor during the 12-month period following any termination of or failure to annually renew the Advisory Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
Squar Milner LLP ("Squar Milner") has served as our independent registered public accounting firm since May 2018. Prior to Squar Milner’s appointment, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accounting firm since June 10, 2016.
Principal Independent Registered Public Accounting Firm Fees
Set forth below are aggregate fees billed to us for professional accounting services by Squar Milner and Ernst & Young for the year ended December 31, 2018 and Ernst & Young for the year ended December 31, 2017:

	2018	2017
Audit fees (1)
Squar Milner	$210,295	$—
Ernst and Young	69,984	575,160
Audit-related fees
Squar Milner	—	—
Ernst and Young	—	—
Tax fees
Squar Milner	—	—
Ernst and Young (1)	12,360	66,905
All other fees
Squar Milner	—	—
Ernst and Young	—	—
Total	$292,639	$642,065

(1)
Tax fees consisted of fees for services rendered during the fiscal year for professional services related to federal and state tax income preparation, tax compliance and planning, tax advice, tax filing assistance and qualification tests for REIT status.

For purposes of the preceding table, the professional fees are classified as follows:

•
Audit Fees. These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

•
Audit-Related Fees. These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•
Tax Fees. These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All Other Fees. These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

Pre-Approval Policies
In order to ensure that the provision of services by our independent registered public accounting firm does not impair the auditors’ independence, the audit committee pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
All services rendered by Squar Milner for the year ended December 31, 2018 and by Ernst & Young for the years ended December 31, 2017 and 2018 were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report.
The following financial statement schedule is included herein at pages F-38 through F-39 of this Annual Report: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.

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
3.7
Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)

4.1
Form of Subscription Agreement for Class C Shares (Direct Investors) (incorporated by reference to Appendix A-1 to our Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on April 24, 2018)

4.2
Form of Subscription Agreement for Class C Shares (Registered Investment Advisors) (incorporated by reference to Appendix A-2 to our Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on April 24, 2018)

4.3
Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix C to our Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on April 24, 2018)

4.4
Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.4 to our Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on February 20, 2018)

4.5
Distribution Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

4.6
Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

10.1
Second Amended and Restated Advisory Agreement between RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operator, LLC and Rich Uncles, LLC, effective August 11, 2017 (incorporated by reference to Exhibit 10.1 to our Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on February 20, 2018)

10.2
Amendment No. 1 to Second Amended and Restated Advisory Agreement between RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operator, LLC and Rich Uncles, LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 14, 2018)

10.3
Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on February 16, 2017)

10.4
Non-Solicitation Agreement between RW Holdings NNN REIT, Inc., Rich Uncles, LLC and Rich Uncles NNN REIT Operator, LLC (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K (File No. 333-205684) filed with the Securities and Exchange Commission on April 3, 2017)

10.5
Business Loan Agreement, dated as of February 1, 2018 and executed on February 28, 2018, by and between RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P., Rich Uncles NNN LP, LLC and Pacific Mercantile Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)

10.5.1	Change in Terms Agreement dated January 15, 2019 to the Business Loan Agreement, dated as of February 1, 2018. *
10.5.2	Change in Terms Agreement dated March 26, 2019 to the Business Loan Agreement, dated as of February 1, 2018. *
10.6
Promissory Note, dated February 1, 2018, made by RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P. and Rich Uncles NNN LP, LLC and payable to the order of Pacific Mercantile Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)

10.7
Loan Agreement, dated as of March 27, 2018, by and between RU 6877-6971 West Forge Road, Chandler, AZ, LLC and Alliant Credit Union (incorporated by reference to Exhibit 10.12 to our Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on April 24, 2018)

10.8
Amended and Restated Agreement of Limited Partnership of Rich Uncles NNN Operating Partnership, LP between RW Holdings NNN REIT, Inc. and Rich Uncles NNN LP, LLC, dated August 11, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

14.1
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K (File No. 333-205684) filed with the Securities and Exchange Commission on April 3, 2017)

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
None.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
RW Holdings NNN REIT, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of RW Holdings NNN REIT, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statement and schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SQUAR MILNER LLP

We have served as the Company’s auditor since 2018.

Irvine, California
March 29, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
RW Holdings NNN REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of RW Holdings NNN REIT, Inc. (the Company) as of December 31, 2017, the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
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
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2016 to 2018.

Irvine, California
April 3, 2018

RW HOLDINGS NNN REIT, INC.
Consolidated Balance Sheets

	December 31,
	2018	2017

Assets
Real estate investments:
Land	$41,126,392	$21,878,768
Building and improvements	176,367,798	108,590,813
Tenant origination and absorption costs	17,717,819	8,340,774
Total investments in real estate property	235,212,009	138,810,355
Accumulated depreciation and amortization	(10,563,664)	(3,574,739)
Total investments in real estate property, net	224,648,345	135,235,616
Investments in unconsolidated entities (Note 5)	14,275,815	14,524,022
Total investments in real estate property, net	238,924,160	149,759,638

Cash and cash equivalents	5,252,686	3,238,173
Restricted cash	3,503,242	944,582
Tenant receivables	3,659,114	1,263,095
Above-market lease intangibles, net	584,248	681,293
Due from affiliates (Note 8)	16,838	34,194
Purchase and other deposits	100,000	40,000
Prepaid expenses and other assets	234,399	1,104,573
Interest rate swap derivatives	151,215	7,899
Total assets	$252,425,902	$157,073,447

Liabilities and Stockholders' Equity
Mortgage notes payable, net	$122,709,308	$60,487,303
Unsecured credit facility, net	8,998,000	12,000,000
Accounts payable, accrued and other liabilities	7,164,713	2,411,484
Share repurchases payable	584,676	386,839
Below-market lease intangibles, net	2,595,382	1,584,229
Due to affiliates (Note 8)	979,174	907,377
Interest rate swap derivatives	300,929	—
Total liabilities	143,332,182	77,777,232

Commitments and contingencies (Note 9)

Redeemable common stock	6,000,951	46,349

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 and 200,000,000 shares authorized, 12,943,294 and 8,838,002 shares issued and outstanding as of December 31, 2018 and 2017, respectively	12,943	8,838
Class S common stock $0.001 par value, 100,000,000 shares authorized, 17,594 and 3,032 shares issued and outstanding as of December 31, 2018 and 2017, respectively	18	3
Additional paid-in-capital	119,247,245	85,324,921
Cumulative distributions and net losses	(16,167,437)	(6,083,896)
Total stockholders' equity	103,092,769	79,249,866
Total liabilities and stockholders' equity	$252,425,902	$157,073,447
See accompanying notes to consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
Revenues:
Rental income	$14,726,046	$6,140,444
Tenant reimbursements	3,258,579	1,249,762
Total revenues	17,984,625	7,390,206

Expenses:
Fees to affiliates (Note 8)	2,843,810	1,188,083
General and administrative	2,570,529	3,742,896
Depreciation and amortization	6,988,925	3,081,554
Interest expense (Note 6)	5,577,828	1,637,984
Property expenses	3,185,629	1,282,759
Total expenses	21,166,721	10,933,276
Less: Expenses reimbursed/fees waived by Sponsor or affiliates (Note 8)	(1,136,469)	(2,468,138)
Net expenses	20,030,252	8,465,138

Other income:
Interest income	17,879	7,215
Income from investments in unconsolidated entities (Note 5)	226,024	199,233
Total other income	243,903	206,448

Net loss	$(1,801,724)	$(868,484)

Net loss per common share, basic and diluted (Note 2)	$(0.16)	$(0.15)

Weighted-average number of shares of common stock outstanding, basic and diluted	11,069,864	5,982,930
See accompanying notes to consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2018 and 2017

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	2,458,881	$2,458	—	$—	$23,643,435	$(1,414,787)	$22,231,106

Issuance of common stock	6,617,457	6,617	3,032	3	66,198,278	—	66,204,898
Stock compensation expense	16,300	16	—	—	162,984	—	163,000
Offering costs	—	—	—	—	(1,988,397)	—	(1,988,397)
Reclassification to redeemable common stock	—	—	—	—	(219,061)	—	(219,061)
Repurchases of common stock	(254,636)	(253)	—	—	(2,472,318)	—	(2,472,571)
Distributions declared	—	—	—	—	—	(3,800,625)	(3,800,625)
Net loss	—	—	—	—	—	(868,484)	(868,484)
Balance, December 31, 2017	8,838,002	8,838	3,032	3	85,324,921	(6,083,896)	79,249,866

Issuance of common stock	4,972,792	4,972	14,562	15	50,097,002	—	50,101,989
Stock compensation expense	16,700	17	—	—	167,818	—	167,835
Offering costs	—	—	—	—	(1,502,462)	—	(1,502,462)
Reclassification to redeemable common stock	—	—	—	—	(6,152,439)	—	(6,152,439)
Repurchases of common stock	(884,200)	(884)	—	—	(8,687,595)	—	(8,688,479)
Distributions declared	—	—	—	—	—	(8,281,817)	(8,281,817)
Net loss	—	—	—	—	—	(1,801,724)	(1,801,724)
Balance December 31, 2018	12,943,294	$12,943	17,594	$18	$119,247,245	$(16,167,437)	$103,092,769
See accompanying notes to consolidated financial statements

RW HOLDINGS NNN REIT, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,801,724)	$(868,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,988,925	3,081,554
Stock compensation expense	167,835	163,000
Deferred rents	(1,236,145)	(965,846)
Amortization of lease incentives	8,350	130,689
Tenant reimbursement used for rent credit	—	(51,459)
Amortization of deferred financing costs	927,535	169,664
Amortization of above-market lease intangibles	97,045	83,770
Amortization of below-market lease intangibles	(406,329)	(68,699)
Unrealized loss (gain) on interest rate swap valuation	157,613	(7,899)
Income from investments in unconsolidated entities	(226,024)	(199,233)
Distributions from investments in unconsolidated entities	896,670	367,686
Changes in operating assets and liabilities:
Tenant receivables	(1,159,874)	(182,929)
Due from affiliate	17,356	45,668
Prepaid expenses and other assets	8,592	(91,871)
Accounts payable, accrued and other liabilities	1,373,044	1,323,371
Due to affiliate	69,020	861,855
Net cash provided by operating activities	5,881,889	3,790,837

Cash Flows from Investing Activities:
Acquisition of real estate investments	(87,064,535)	(100,458,868)
Improvements to existing real estate investments	(1,730,666)	(685,160)
Payments of acquisition fees to affiliate	(2,702,043)	(3,935,884)
Funding of amounts due from affiliate	—	28,571
Investments in unconsolidated entities	(422,440)	(10,542,594)
Refundable purchase deposits	(100,000)	—
Net cash used in investing activities	(92,019,684)	(115,593,935)

Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	36,450,000	55,390,000
Repayments of unsecured credit facility	(39,450,000)	(53,547,803)
Proceeds from mortgage notes payable	75,687,500	55,369,988
Principal payments on mortgage notes payable	(12,892,970)	(407,725)
Refundable loan deposits	—	(40,000)
Payments of deferred financing costs to third parties	(1,200,010)	(1,430,607)
Payments of financing fees to affiliates	(262,050)	(326,600)
Proceeds from issuance of common stock and investor deposits	44,223,885	62,555,554
Payment of offering costs	(1,500,285)	(2,049,847)
Payment of Class S commissions	(550)	(700)
Repurchases of common stock	(8,688,479)	(2,472,571)
Distributions paid to common stockholders	(1,656,073)	(731,209)
Net cash provided by financing activities	90,710,968	112,308,480

Net increase in cash, cash equivalents and restricted cash	4,573,173	505,382

Cash, cash equivalents and restricted cash, beginning of year	4,182,755	3,677,373

Cash, cash equivalents and restricted cash, end of year	$8,755,928	$4,182,755

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,235,739	$1,285,716

Supplemental disclosure of noncash flow information:
Reclassifications to redeemable common stock	$6,152,439	$219,061
Distributions paid to common stockholders through common stock issuance pursuant to the dividend reinvestment plan	$5,878,104	$3,067,095
Increase in deferred commission payable to S Class distributor	$—	$2,300
(Reduction) increase in lease incentive obligation	$(853,232)	$858,389
Purchase deposits applied to acquisition of real estate	$—	$500,000
Increase in share repurchases payable	$197,837	$369,372
Increase in accrued dividends	$747,640	$—
Unpaid portion of real estate acquired	$3,486,927	$—
See accompanying notes to consolidated financial statements

RW HOLDINGS NNN REIT, INC.
Notes to Consolidated Financial Statements
NOTE 1. BUSINESS AND ORGANIZATION
RW Holdings NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., but changed its name on October 19, 2015 to Rich Uncles NNN REIT, Inc. and again on August 14, 2017 to RW Holdings NNN REIT, Inc. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company was formed to primarily invest, directly or indirectly in real estate owning entities, which own single-tenant income-producing properties located in the United States, which are leased to credit worthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.
The Company holds its investments in real property through special purpose wholly-owned limited liability companies which are wholly-owned subsidiaries of Rich Uncles NNN Operating Partners, L.P., a Delaware limited partnership (the “Operating Partnership”) or through the Operating Partnership. The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of and owns a 99% partnership interest in the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 (“NNN LP”), owns the remaining 1% interest in the Operating Partnership and is the sole limited partner. NNN LP is wholly-owned by the Company.
The Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the “Advisor”), a Delaware limited liability company, pursuant to an advisory agreement, as amended (the “Advisory Agreement”). The Advisor is wholly-owned by the Company’s sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC) (the “Sponsor”), a Delaware limited liability company, whose members include Aaron Halfacre and Ray Wirta, the Company’s Chief Executive Officer and Chairman, respectively. On each of June 24 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Sponsor, for a total of 20,000 shares of Class C common stock, at a purchase price of $10.00 per share. As of December 31, 2018, the Sponsor held 10,740 shares of the Company’s Class C common stock.
On July 15, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of a maximum of 90,000,000 in shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of 10,000,000 of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering” or "DRP" and, together with the Primary Offering the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016 and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to its securities offering registered with the SEC, the Company sells shares of “Class C” common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
On August 11, 2017, the Company began offering up to 100,000,000 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offering the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock with respect to voting and liquidation except that the Class S common stock offered in the Class S offering may be sold through brokers or other persons who may be paid upfront and/or deferred selling commissions and fees.
On January 11, 2019, the Company’s board of directors approved and established an estimated net asset value ("NAV") per share of the Company’s common stock of $10.16 (unaudited). Effective January 14, 2019, the purchase price per share of the Company’s common stock in the Offerings and share repurchase program increased from $10.05 to $10.16 (unaudited).
Through December 31, 2018, the Company had sold 14,027,968 shares of Class C common stock in the Registered Offering, including 903,901 shares of Class C common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $140,507,461, and 17,588 shares of Class S common stock in the Class S Offering, including 167 shares of Class S common stock sold under its distribution reinvestment plan, for aggregate gross offering proceeds of $176,604.
As of December 31, 2018, the Company had invested in (i) 24 operating properties, comprised of: 10 retail properties, 9 office properties and 5 industrial properties; (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the “TIC Interest”); and (iv) an approximate 4.8% interest in a real estate investment in an affiliated REIT.

The Company continues to offer shares of common stock under its Offerings. In some states, the Company is required to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering. The Company may terminate the Registered Offering at any time.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Revenue Recognition
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption. The adoption of ASU No. 2014-09 did not result in a cumulative effect adjustment as of January 1, 2018, the date of the Company's adoption.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. Such revenue is recognized when the services are provided and the performance obligations are satisfied. The Company’s adoption of ASU No. 2014-09 did not have a significant impact on its consolidated financial statements.
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

The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, credit rating, the asset type, and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides an allowance against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected.
In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt allowance for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Fair Value Measurements and Disclosures
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:
Level 1: quoted prices in active markets for identical assets or liabilities;
Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models, and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instrument for which it is practicable to estimate the fair value:
Cash and cash equivalents; restricted cash; tenant receivables; purchase and other deposits; prepaid expenses and other assets; accounts payable, accrued and other liabilities; and due to affiliates: These balances approximate their fair values due to the short maturities of these items.
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing and for on-site and tenant improvements or property taxes. Restricted cash as of December 31, 2018 and 2017 amounted to $3,503,242 and $944,582, respectively.
Pursuant to lease agreements, the Company has obligations to pay for $3,535,163 and $1,899,485 in site and tenant improvements to be incurred by tenants as of December 31, 2018 and 2017, respectively, including a 72.7% share of the tenant improvements for the Santa Clara property. At December 31, 2018 and 2017, the Company’s restricted cash held to fund these improvements totaled $3,486,927 and $944,582, respectively. As of December 31, 2018 , the Company also held restricted cash of $16,315 to fund an impounded property tax.
Real Estate Investments
Real Estate Acquisition Valuation
The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. All acquisitions during 2018 and 2017 were treated as asset acquisitions. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred. The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
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
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. Therefore, the Company classifies these inputs as Level 3 inputs. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income (loss).
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

●	Buildings	29-48 years
●	Site improvements	Shorter of 15 years or remaining lease term
●	Tenant improvements	Shorter of 15 years or remaining lease term
●	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining lease term
Impairment of Real Estate and Related Intangible Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. For the years ended December 31, 2018 and 2017, the Company did not record any impairment charges related to its real estate investments.
Unconsolidated Investments
The Company accounts for investments in entities over which the Company has the ability to exercise significant influence under the equity method of accounting. Under the equity method of accounting, an investment is initially recognized at cost and is subsequently adjusted to reflect the Company’s share of earnings or losses of the investee. The investment is also increased for additional amounts invested and decreased for any distributions received from the investee. Equity method investments are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the investment might not be recoverable. If an equity method investment is determined to be other-than-temporarily impaired, the investment is reduced to fair value and an impairment charge is recorded as a reduction to earnings.
Deferred Financing Costs
Deferred financing costs represent commitment fees, financing coordination fees paid to Advisor, loan fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the Company's balance sheet as a direct deduction from the carrying value of the associated debt liabilities. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to revolving credit facilities are reclassified to presentation as an asset in periods where there are no outstanding borrowings under the facility.
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate mortgage notes payable. The Company does not enter into derivatives for speculative purposes. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheet. The Company’s mortgage derivative instruments do not meet the hedge accounting criteria and therefore the changes in the fair value are recorded as gains or losses on derivative instruments in the accompanying statement of operations. The gain or loss is included in interest expense.
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero.
Distributions
The Company intends, although is not legally obligated, to continue to make regular monthly distributions to holders of its shares at least at the level required to maintain REIT status unless the results of operations, general financial condition, general economic conditions or other factors inhibits the Company from doing so. Distributions are authorized at the discretion of the Company’s board of directors, which is directed, in substantial part, by its obligation to cause the Company to comply with the REIT requirements of the Internal Revenue Code. To the extent declared by the board of directors, distributions are payable on the 25th day of the following month declared. Should the 25th day fall on a weekend, distributions are payable on the first business day thereafter. Prior to January 19, 2018, to the extent distributions were declared by the board of directors, they were payable on the 10th day of the following month declared or on the first business day thereafter.
The following presents the federal income tax characterization of the distributions paid:

	Years Ended December 31
	2018	2017
Ordinary income	$0.0352	$0.1110
Non-taxable distribution	0.6683	0.5890
Total	$0.7035	$0.7000
Distribution Reinvestment Plan
The Company has adopted the DRP through which common stockholders may elect to reinvest any amount up to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the DRP acquire common stock at a price per share equal to the price to acquire a share of common stock in the Offering. The initial price of the Registered DRP Offering was $10.00 per share used through January 18, 2018.This price is expected to adjust during the course of the Registered DRP Offering on an annual basis to equal the NAV per share. Effective January 19, 2018, the Registered DRP Offering price was revised based on the estimated NAV to $10.05 per share and effective January 14, 2019, the Registered DRP Offering price was revised based on the estimated NAV to $10.16 (unaudited).
Related Party Transactions
The Company records all related party fees as incurred, subject to certain limitations described in the Company’s Advisory Agreement (see Note 8).
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
Through December 31, 2018, 1,147,573 shares had been tendered for redemption by the Company, which represented all redemption requests received in good order and eligible for redemption through December 31, 2018. All of these shares had been redeemed except for the 59,431 of shares in connection with the repurchase requests that were made in December 2018 and were repurchased on January 4, 2019. These shares were repurchased with the proceeds from reinvested dividends based on the NAV price of $10.05 per share according to the schedule of discounts below.

In accordance with the Company’s share repurchase program for its Class C common stock, the per share repurchase price depends on the length of time the redeeming stockholder has held such shares as follows:

(i)	less than one year from the purchase date, 97% of the most recently published NAV per share;

(ii)	after at least one year but less than two years from the purchase date, 98% of the most recently published NAV per share;

(iii)	after at least two years but less than three years from the purchase date, 99% of the most recently published NAV per share; and

(iv)	after three years from the purchase date, 100% of the most recently published NAV per share.
The Company’s most recently published NAV per share effective as of January 14, 2019 is $10.16 (unaudited). Prior to January 14, 2019, repurchases under the share repurchase program of the Company’s Class C common stock were made based on the original Primary Offering price of $10.00 through January 18, 2018 and then based on the estimated NAV of $10.05 per share effective January 19, 2018 through January 13, 2019, subject to the same discounts for the length of time such shares were held as described above.
In accordance with the Company’s share repurchase program for its Class S common stock, shares of Class S common stock are not eligible for repurchase unless they have been held for at least one year. After this holding period has been met, Class S shares can be redeemed at the most recently published NAV, which is currently $10.16 per share (unaudited).
Limitations on Repurchase
The Company may, but is not required to, use available cash not otherwise dedicated to a particular use to pay the repurchase price, including cash proceeds generated from the dividend reinvestment plan, securities offerings, operating cash flow not intended for distributions, borrowings and capital transactions, such as asset sales or loan refinancings. The Company cannot guarantee that it will have sufficient available cash to accommodate all repurchase requests made in any given month.
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

Advertising Costs
Offering advertising costs charged to expense were $0 and $0 for the years ended December 31, 2018 and 2017, respectively, and are included in general and administrative expenses in the accompanying statements of operations. Advertising costs relating to the offering are paid by the Advisor. These amounts are reimbursed to the Advisor as organization and offering costs that they incurred on the Company’s behalf, see Note 8.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2018 and 2017. As of December 31, 2018, the returns for calendar years 2015, 2016 and 2017 remain subject to examination by major tax jurisdictions.
Other Comprehensive Loss
For the years ended December 31, 2018 and 2017, other comprehensive loss is the same as net loss.
Per Share Data
Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding for the years ended December 31, 2018 and 2017.
We have presented net loss per share amounts on the accompanying statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for the allocating net loss in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss of $0.16 and $0.15 per share for Class C shares for the years ended December 31, 2018 and 2017, respectively, and a net loss of $0.32 and $0.46 per share for Class S shares for the years ended December 31, 2018 and 2017, respectively. The differences in loss per share if allocated under this method primarily reflects the lower effective dividends per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding.
Distributions declared per share of Class C common stock were $0.7035 and $0.7000 for the years ended December 31, 2018 and 2017, respectively. Distributions declared per share of Class S common stock were $0.7035 for the year ended December 31, 2018 and $0.1750 for the three month period ended December 31, 2017, which was the first period in which distributions were declared. The distribution paid per share of Class S common stock is net of the deferred selling commission.
Segments
The Company has invested in single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other and are managed as one unit by a common management team. As of December 31, 2018 and 2017, the Company aggregated its investments in real estate into one reportable segment.

Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate investments included in the notes to consolidated financial statements are presented on an unaudited basis.
Reclassifications
Certain reclassifications have been made to the 2017 consolidated financial statements to conform with the 2018 consolidated financial statements presentation. The reclassifications had no impact on the Company's prior year results of operations.
Recent Accounting Pronouncements
New Accounting Standards Issued and Adopted
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance required an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset of a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions of real estate to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be reported based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU 2017-01 as of October 1, 2016. As a result of the adoption of ASU 2017-01, the Company’s real estate acquisitions during the three months ended December 31, 2016 and year ended December 31, 2017 were determined to be asset acquisitions, and acquisition fees and expenses related to these acquisitions were capitalized.
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
New Accounting Standards Issued and Not Yet Adopted
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement. In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU 2016-02 is effective for the Company beginning January 1, 2020. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its consolidated financial statements.
In December 2018, the FASB issued ASU No. 2018- 20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU No.2018-13”). ASU No. 2018-20 provides clarification for lessors when applying Topic 842. The areas of clarification include sales taxes and other similar taxes collected from lessees, treatment of certain lessor costs and recognition of variable payments for contracts with lease and nonlease components. The amendments in ASU No. 2018-20 affect the amendments in ASU No. 2016-02, which are not yet effective but can be early adopted. The effective date and transition requirements of ASU No. 2018-20 is January 1, 2019 for the Company. All entities are required to apply the amendments in ASU No. 2018-20 to all new and existing leases. Consistent with the adoption of ASU No. 2016-02, the Company does not expect the adoption of ASU No. 2018-20 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 3. CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
Tenant receivables consisted of the following:

	December 31,
	2018	2017
Straight-line rent	$2,231,966	$995,822
Tenant rent	312,171	27,460
Tenant disbursements	1,019,355	239,813
Tenant other	95,622	—
Total	$3,659,114	$1,263,095
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	December 31,
	2018	2017
Accounts payable	$227,793	$244,430
Accrued expenses	1,421,197	568,881
Accrued dividends	749,170	2,427
Accrued interest payable	445,481	186,841
Unearned rent	827,338	548,266
Deferred commission payable	1,650	2,250
Lease incentive obligation	3,492,084	858,389
Total	$7,164,713	$2,411,484

NOTE 4. REAL ESTATE INVESTMENTS
As of December 31, 2018, the Company’s real estate investment portfolio consisted of 24 operating properties located in 13 states consisting of: (i) 10 retail, (ii) nine office, (iii) five industrial and (iv) one parcel of land, which currently serves as an easement to one of the Company’s office properties. The following table provides summary information regarding the Company’s real estate portfolio as of December 31, 2018:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo	Orlando, FL	6/15/2016	Office	$9,855,847	$1,053,637	$(1,265,678)	$9,643,806
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(833,561)	4,019,810
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(85,518)	1,312,596
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(109,445)	1,574,984
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(82,167)	1,224,423
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(78,780)	1,207,255
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(80,853)	1,132,876
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(78,557)	1,109,937
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(1,001,594)	8,602,186
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(1,402,927)	12,321,263
exp US Services	Maitland, FL	3/27/2017	Office	5,920,121	388,248	(389,042)	5,919,327
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(562,523)	12,615,765
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(461,240)	10,614,475
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(435,346)	8,194,752
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(343,275)	7,200,914
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(245,453)	6,178,645
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(399,615)	12,454,533
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(722,991)	26,634,909
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(985,899)	16,133,281
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(562,814)	15,439,675
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
24 Hour Fitness	Las Vegas, NV	7/27/2018	Retail	11,453,337	1,204,973	(204,887)	12,453,423
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(86,716)	7,603,208
Bon Secours	Richmond, VA	10/31/2018	Office	10,042,551	800,356	(90,731)	10,752,176
Costco	Issaquah, WA	12/20/2018	Retail	27,263,632	2,765,136	(54,052)	29,974,716
				$217,494,190	$17,717,819	$(10,563,664)	$224,648,345

Acquisitions
Fiscal 2018:
During the year ended December 31, 2018, the Company acquired the following properties:

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Total
3M	$758,780	$14,004,039	$2,356,361	$—	$(1,417,483)	$15,701,697
Cummins	3,347,959	11,117,531	1,536,998	—	—	16,002,488
Northrop Grumman Parcel	329,410	—	—	—	—	329,410
24 Hour Fitness	3,121,985	8,331,352	1,204,974	—	—	12,658,311
Texas Health	1,827,914	5,148,789	713,221	—	—	7,689,924
Bon Secours	1,658,659	8,383,892	800,356	—	—	10,842,907
Costco	8,202,915	19,060,717	2,765,136	—	—	30,028,768
	$19,247,622	$66,046,320	$9,377,046	$—	$(1,417,483)	$93,253,505

Purchase price and other acquisition costs	$93,253,505
Acquisition fees to affiliate	(2,702,043)
Acquisition of real estate before financing	$90,551,462
Capitalized acquisition fees paid to the Advisor for properties acquired during the year ended December 31, 2018 are as follows:

Property	Amount
3M	$456,000
Cummins	465,000
Northrop Grumman Parcel	9,000
24 Hour Fitness	366,000
Texas Health	222,750
Bon Secours	313,293
Costco	870,000
Total	$2,702,043
The Company also paid the Advisor capitalized acquisition fees of $50,296 during the year ended December 31, 2018 related to additions to real estate investments. During the year ended December 31, 2018, the Company recognized $3,773,997 of total revenue related to these recently-acquired properties.
The noncancellable lease terms of the properties acquired during the year ended December 31, 2018 are as follows:

Property	Lease Expiration
3M	7/31/2022
Cummins	2/28/2023
24 Hour Fitness	3/31/2030
Texas Health	12/31/2025
Bon Secours	8/31/2026
Costco	7/31/2025	(1)

(1)	The tenant’s right to cancel the lease on July 31, 2023 was not determined to be probable for financial accounting purposes.

Fiscal 2017:
During the year ended December 31, 2017, the Company acquired the following properties.

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Total
Northrop Grumman	$1,191,024	$11,191,967	$1,341,199	$—	$—	$13,724,190
exp US Services	785,801	5,134,320	388,248	616,486	—	6,924,855
Harley	1,145,196	12,033,092	—	—	—	13,178,288
Wyndham	4,144,069	5,303,201	669,232	—	—	10,116,502
Williams Sonoma	3,546,744	3,478,337	550,486	—	(364,555)	7,211,012
Omnicare	800,772	6,242,156	281,442	—	—	7,324,370
EMCOR	427,589	5,533,021	463,488	—	(285,562)	6,138,536
Husqvarna	974,663	10,866,481	1,013,948	—	(852,044)	12,003,048
AvAir	3,493,673	23,859,451	—	—	—	27,353,124
	$16,509,531	$83,642,026	$4,708,043	$616,486	$(1,502,161)	$103,973,925

Purchase price and other acquisition costs	$103,973,925
Purchase deposits applied	(500,000)
Acquisition fees to affiliate	(3,015,057)
Acquisition of real estate before financing	$100,458,868
Capitalized acquisition fees paid to the Advisor for properties acquired during the year ended December 31, 2017 are as follows:

Property
Northrop Grumman	$398,100
exp US Services	200,837
Harley	382,500
Wyndham	292,970
Williams Sonoma	209,165
Omnicare	211,275
EMCOR	177,210
Husqvarna	348,000
AvAir	795,000
Total	$3,015,057
The Company also paid the Advisor capitalized acquisition fees of $20,555 during the year ended December 31, 2017 for additions to real estate investments. During the year ended December 31, 2017, the Company recognized $4,413,353 of total revenue related to these properties.

The noncancellable lease terms of the properties acquired during the year ended December 31, 2017 are as follows:

Property	Lease Expiration
Northrop Grumman	5/31/2021
exp US Services	11/30/2026
Harley	4/12/2032
Wyndham	2/28/2025
Williams Sonoma	10/31/2022
Omnicare	5/31/2026
EMCOR	2/28/2027
Husqvarna	6/30/2027(1)
AvAir	12/31/2032

(1)	The tenant’s right to cancel lease on June 30, 2025 was not determined to be probable for financial accounting purposes.
Asset Concentration
The Company’s portfolio asset concentration as of December 31 was as follows (greater than 10% of total assets):

	2018		2017
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
AvAir, Chandler, AZ	$26,634,909	10.6%	$27,353,125	17.4%
Costco, Issaquah, WA	$29,974,716	11.9%	$—	—
Revenue Concentration
The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the years ended December 31, 2018 and 2017 are as follows:

	2018		2017
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
AvAir, Chandler, AZ	$2,670,159	14.8%	$2,100,000	19.9%
Northrop Grumman, Melbourne, FL	$—	—	$1,162,274	11.0%
Operating Leases
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

As of December 31, 2018, the future minimum contractual rent payments due under the Company’s operating leases, excluding any renewal periods, are as follows:

2019	$17,588,378
2020	17,834,035
2021	16,752,518
2022	15,520,338
2023	13,317,933
Thereafter	59,183,690
$140,196,892
Intangibles
As of December 31, 2018 and 2017, the Company’s intangible assets were as follows:

	2018			2017
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$17,717,819	$783,115	$(3,071,253)	$8,340,774	$783,115	$(1,653,771)
Accumulated amortization	(3,173,254)	(198,867)	475,871	(1,192,318)	(101,822)	69,542
Net amount	$14,544,565	$584,248	$(2,595,382)	$7,148,456	$681,293	$(1,584,229)
The intangible assets acquired in connection with these acquisitions have a weighted average amortization period of approximately 7.6 years as of December 31, 2018. As of December 31, 2018, amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2019	$2,792,209	$97,045	$474,391
2020	2,792,209	97,045	474,391
2021	2,375,950	78,994	474,391
2022	1,839,880	63,720	306,829
2023	1,214,116	63,719	78,370
Thereafter	3,530,201	183,725	787,010
	$14,544,565	$584,248	$2,595,382
Weighted-Average Remaining Amortization Period	7.2 years	7.2 years	9.8 years
NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The Company’s investments in unconsolidated entities are as follows:

	December 31,
	2018	2017
The TIC Interest (1)	$10,749,332	$11,103,547
Rich Uncles Real Estate Investment Trust I (“REIT I”)	3,526,483	3,420,475
	$14,275,815	$14,524,022
(1) The Company’s investment includes $626,073 of acquisition fees paid to affiliate (see Note 8).
The Company’s income (loss) from investments in unconsolidated entities is as follows:

	Years Ended December 31,
	2018	2017
The TIC Interest	$269,191	$30,038
REIT I	(43,167)	169,195
	$226,024	$199,233
The TIC Interest
On September 28, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired the 72.7% TIC Interest. The remaining approximate 27.3% undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and the Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company's TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the years ended December 31, 2018 and 2017, the Company received $623,406 and $95,158 in cash distributions, respectively.
The following is summarized financial information for the Santa Clara property:

	December 31,
	2018	2017
Assets:
Real estate investments, net	$31,668,300	$32,587,034
Cash and cash equivalents	466,379	615,436
Other assets	117,075	103,700
Total assets	$32,251,754	$33,306,170

Liabilities:
Mortgage notes payable, net	$13,994,844	$14,235,256
Below-market lease, net	3,103,778	3,247,480
Other liabilities	61,188	246,085
Total liabilities	17,159,810	17,728,821
Total equity	15,091,944	15,577,349
Total liabilities and equity	$32,251,754	$33,306,170

	Year Ended December 31, 2018	Period From September 28, 2017 Through December 31, 2017
Total revenue	$2,678,110	$757,850

Expenses:
Depreciation and amortization	584,059	154,339
Interest expense	991,621	410,722
Other expense	730,448	151,477
Total expenses	2,306,128	716,538
Net income	$371,982	$41,312

REIT I
The Company’s investment in REIT I represented an approximate 4.80% and 4.40% ownership interest as of December 31, 2018 and, 2017 respectively. The Company recorded its share of income (loss) of REIT I based on REIT I’s results of operations for the years ended December 31, 2018 and 2017. For the year ended December 31, 2017, income from REIT I reflected in the Company’s statement of operations includes $109,309 related to periods prior to January 1, 2017. During the years ended December 31, 2018 and 2017, the Company received $273,264 and $272,528 in cash distributions, respectively, related to its investment in REIT I. The following is summarized financial information for REIT I:

	December 31,
	2018	2017
Assets:
Real estate investments, net	$125,075,537	$131,166,670
Cash and cash equivalents and restricted cash	3,376,145	6,027,807
Other assets	3,070,475	2,658,777
Total assets	$131,522,157	$139,853,254
Liabilities:
Mortgage notes payable, net	$61,446,068	$62,277,387
Below-market lease, net	3,105,843	3,966,008
Other liabilities	3,359,618	2,937,247
Total liabilities	67,911,529	69,180,642
Redeemable common stock	163,572	586,242
Total shareholders' equity	63,447,056	70,086,370
Total liabilities, redeemable common stock and stockholders' equity	$131,522,157	$139,853,254

	Years Ended December 31,
	2018	2017
Total revenue	$13,166,631	$12,837,755

Expenses:
Depreciation and amortization	5,783,643	5,654,451
Interest expense	2,813,430	2,503,810
Other expense	4,603,963	4,033,242
Impairment of real estate investment property	862,190	—
Total expenses	14,063,226	12,191,503
Other income:
Gain on sale of real estate investment property, net	—	747,957
Other income	—	838
Total other income	—	748,795
Net (loss) income	$(896,595)	$1,395,047

NOTE 6. DEBT
Mortgage Notes Payable
As of December 31, 2018 and 2017, the Company’s mortgage notes payable consisted of the following:

Collateral	2018 Principal Balance	2017 Principal Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo Health/Walgreen properties	$6,996,469	$7,133,966	3.95%	3.95%	7/1/2021
Dana property	4,632,398	4,709,889	4.56%	4.56%	4/1/2023
Six Dollar General properties	3,885,334	3,951,846	4.69%	4.69%	4/1/2022
Wyndham property (2)	5,820,600	5,920,800	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,615,800	4,699,200	One-month LIBOR+2.05%	4.34%	6/5/2022
Omnicare property	4,349,963	4,423,574	4.36%	4.36%	5/1/2026
Harley property	6,868,254	6,983,418	4.25%	4.25%	9/1/2024
Northrop Grumman property	5,809,367	5,945,655	4.40%	4.40%	3/2/2021
EMCOR property	2,911,577	2,955,000	4.35%	4.35%	12/1/2024
exp US Services property	3,446,493	3,505,061	(4)	4.25%	11/17/2024
Husqvarna property	6,379,182	—	(5)	4.60%	2/20/2028
AvAir property (3)	14,575,000	12,000,000	(6)	4.84%	3/27/2028
3M property	8,360,000	—	One-month LIBOR +2.25%	5.09%	3/29/2023
Cummins property	8,530,000	—	One-month LIBOR +2.25%	5.16%	4/4/2023
24 Hour Fitness property	8,900,000	—	One-month LIBOR +4.30%	6.56%	3/17/2019
Texas Health property	4,842,500	—	One-month LIBOR +4.30%	6.56%	3/13/2019
Bon Secours property	5,250,000	—	5.41%	5.41%	9/15/2026
Costco property	18,850,000	—	4.85%	4.85%	1/1/2030
Total mortgage notes payable	125,022,937	62,228,409
Less unamortized deferred financing costs	(2,313,629)	(1,741,106)
Mortgage notes payable, net	$122,709,308	$60,487,303

(1)
Contractual interest rate represents the interest rate in effect under the mortgage note payable as of December 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments (see Note 7).

(2)
The notes on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The notes are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the notes is an event of default under the terms of both notes. The value of the property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the note to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the notes so that the note to value ratio is no more than 60%.

(3)
On March 27, 2018, the Company refinanced the mortgage note payable as of December 31, 2017 with a new note for $14,575,000 through a nonaffiliated lender. The note is secured by the AvAir property and it matures on March 27, 2028.

(4)	The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate is T-Bill index plus 3.25%.

(5)	The initial contractual interest rate is 4.60% for the first five years and the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% for the second five years.

(6)
The initial contractual interest rate for the note payable outstanding as of December 31, 2018 is 4.84% for the first five-years and the greater of 4.60% or five-year TCM plus 2.45% for the second five-years.

(7)
On March 7, 2019, the Company refinanced the mortgage note payable as of March 17, 2019 with a new note for $6,350,000 through a nonaffiliated lender. The new note is secured by the 24 Hour Fitness property and it matures on March 7, 2049.

(8)	On March 13, 2019, the Company repaid this mortgage note payable with borrowings under its unsecured line of credit.
The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of December (Level 3 measurement):

	2018			2017
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable	$125,022,937	$122,709,308	$123,821,490	$62,228,409	$60,487,303	$62,363,284
Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Unsecured Credit Facility
On February 1, 2018, the Company, together with the Operating Partnership and Rich Uncles NNN LP, LLC (“Borrowers”), entered into a Business Loan Agreement and Promissory Note (the “Unsecured Credit Facility”) with Pacific Mercantile Bank (“Lender”). The Unsecured Credit Facility replaced the $12,000,000 unsecured line of credit with Lender, which expired on January 26, 2018 (the “Former Credit Facility”). The Unsecured Credit Facility is a revolving unsecured line of credit for a maximum principal amount of $9,000,000 and was scheduled to mature on January 26, 2019, unless earlier terminated. Under the terms of the Unsecured Credit Facility, Borrowers pay a variable rate of interest on outstanding amounts equal to one (1) percentage point over an independent index published in The Wall Street Journal based on the highest rate on corporate loans posted by at least 75% of the largest banks (the “Index”). Based upon the Index as of the date of the Unsecured Credit Facility, the interest rate under the Unsecured Credit Facility was 6.5% as of December 31, 2018. The Borrowers received extensions of the Unsecured Credit Facility until April 30, 2019 as discussed in Note 10.
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
The Unsecured Credit Facility is secured by guaranties executed by Raymond E. Wirta, Chairman of the Board of the Company, a trust belonging to Mr. Wirta, Harold C. Hofer, and a trust belonging to Mr. Hofer, each in the amount of $9,000,000. Such guaranties become effective upon certain triggering events, including an event of default under the Unsecured Credit Facility and the failure by Borrowers to pay one or more subsequent advances within 90 days of disbursement.
As of December 31, 2018, the Company’s current Unsecured Credit Facility had total outstanding borrowings of $9,000,000. As of December 31, 2017, the Company’s Former Credit Facility had total outstanding borrowings of $12,000,000.
All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of December 31, 2018.

The following summarizes the future principal repayments of the Company’s mortgage notes payable and Unsecured Credit Facility as of December 31, 2018:

	Mortgage Notes Payable	Unsecured Credit Facility		Total
2019	$14,852,271	$9,000,000	(1)	$23,852,271
2020	1,435,312	—		1,435,312
2021	8,130,359	—		8,130,359
2022	14,516,126	—		14,516,126
2023	21,115,026	—		21,115,026
Thereafter	64,973,843	—		64,973,843
Total principal	125,022,937	9,000,000		134,022,937
Deferred financing costs, net	(2,313,629)	(2,000)		(2,315,629)
Total	$122,709,308	$8,998,000		$131,707,308

(1)	The maturity date of the outstanding borrowings under the Company's Unsecured Credit Facility was extended to April 30, 2019, as discussed in Note 10.
Interest Expense
The following is a reconciliation of the components of interest expense:

	Year Ended December 31,
	2018	2017
Mortgage notes payable:
Interest expense	$4,065,686	$1,191,351
Amortization of deferred financing costs	897,535	168,546
Loss (gain) on interest rate swaps (1)	261,198	(1,668)
Unsecured credit facility:
Interest expense	323,409	248,637
Amortization of deferred financing costs	30,000	1,118
Forfeited loan fee	—	30,000
Total interest expense	$5,577,828	$1,637,984

(1)
Includes unrealized loss (gain) on interest rate swaps of $157,613 and $(7,899) for years ended December 31, 2018 and 2017, respectively, (see Note 7). Accrued interest payable of $7,649 and $6,231 at December 31, 2018 and 2017, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.

NOTE 7. INTEREST RATE SWAP DERIVATIVES
The Company, through its wholly-owned limited liability company subsidiaries, has entered into interest rate swap agreements with amortizing notational amounts relating to four of its mortgage notes payable. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2018 and 2017.

	2018					2017
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	4	$27,346,400	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.73%	5.1 years	2	$10,620,000	One-month LIBOR + applicable spread/Fixed at 4.05%-4.34%	4.21%	7.2 years

(i)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amount (outstanding principal balance at the maturity date) as of December 31, 2018 was $24,936,799.

(ii)	The reference rate was December 31, 2018.

(iii)	The reference rate was December 31, 2017.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the consolidated balance sheets:

		December 31, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	2	$151,215	2	$7,899
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	2	$(300,929)	—	$—
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the consolidated statements of operations. None of the Company’s derivatives at December 31, 2018 or 2017 were designated as hedging instruments; therefore, the net unrealized losses (gains) recognized on interest rate swaps of $157,613 and ($7,899), respectively, was recorded as an increase (decrease) in interest expense for year ended December 31, 2018 and 2017, respectively (see Note 6).
NOTE 8. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered by issuing shares of Class C common stock to them. The total amount paid was $167,835 and $163,000 for the years ended December 31, 2018 and 2017, respectively.
The Company has entered into an agreement (as amended the “Advisory Agreement”) with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to investments in real estate and the management of those investments, among other services, and the disposition of investments, as well as entitling the Advisor to reimbursement of organizational and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for REIT I and BRIX REIT, Inc. (“BRIX REIT”). During the years ended December 31, 2018 and 2017, no other business transactions occurred between the Company and REIT I or BRIX REIT, other than described below or elsewhere herein, and those relating to the Company’s investment in REIT I.

Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the years ended December 31, 2018 and 2017, respectively:

	Year Ended December 31, 2018	December 31, 2018		Year Ended December 31, 2017		December 31, 2017
	Incurred	Receivable	Payable	Incurred		Receivable	Payable
Expensed:
Asset management fees (1)	$2,004,760	$—	$—	$872,281		$—	$567,661
Subordinated participation fees	839,050	—	839,050	315,802		—	315,802
Fees to affiliates	2,843,810	—	—	1,188,083		—	—
Property management fees*	174,529	—	96,792	20,251		—	7,969
Directors and officers insurance and other reimbursements **	128,512	—	30,164	—		—	—
Expense reimbursements (from) to Sponsor (2)	(1,136,469)	16,838	—	(2,324,598)		34,194	—
Waiver of asset management fees (1)	—	—	—	(143,540)		—	—
Capitalized:
Acquisition fees	2,752,339	—	—	3,661,684	(5)	—	—
Financing coordination fees	262,050	—	—	326,600		—	—
Reimbursable organizational and offering expenses (3)	1,503,062	—	13,168	1,986,147		—	15,945
Other:
Due to REIT I	—	—	—	48,418	(4)	—	—
Payable to TIC	—	—	—	363,168	(6)	—	—
		$16,838	$979,174			$34,194	$907,377

*	Property management fees are classified within property operating expenses on the consolidated statements of operations.

**	Directors and officers insurance and other reimbursements are classified within general and administrative expenses on the consolidated statements of operations.

(1)
To the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the years ended December 31, 2018 and 2017, the Advisor waived $0 and $143,540, respectively, of asset management fees, which are not subject to future recoupment by the Advisor.

(2)
Includes payroll costs related to Company employees that answer questions from prospective stockholders. See “Investor Relations Payroll Expense Reimbursement from Sponsor” below. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. The expense reimbursements from the Sponsor for the year ended December 31, 2018 also include $261,370 of employment related legal fees which the Sponsor also agreed to reimburse the Company. The receivables related to these costs are reflected in “Due from affiliates” in the consolidated balance sheets.

(3)
As of December 31, 2018, the Sponsor had incurred $8,442,205 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.

(4)
This amount was the result of a bank error. The Company incurred $48,418 of interest on its unsecured credit facility for the year ended December 31, 2017. The monthly interest payment that was due on the unsecured credit facility was withdrawn from REIT I’s bank account rather than from the Company’s bank account. This amount was repaid in 2017.

(5)	Includes $626,073 relating to the Santa Clara property. See Related Party Transactions with Unconsolidated Entities below.

(6)
After closing the acquisition of the Santa Clara property, the Company received $363,168 from the title company. These proceeds represent cash received by the title company in excess of the amounts needed to acquire the property. At December 31, 2017, these proceeds were paid in full to the TIC which owns the property.

Organizational and Offering Costs
The Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross offering proceeds. As of December 31, 2018, the Sponsor has incurred organizational and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future stockholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of December 31, 2018, the Company has reimbursed the Sponsor $4,215,004 in organizational and offering costs. The Company’s maximum liability for organizational and offering costs through December 31, 2018 was $4,228,172, of which $13,168 was payable as of December 31, 2018 and is included in “Due to affiliates” in the consolidated balance sheet.
Investor Relations Payroll Expense Reimbursements from Sponsor
The Company employs investor personnel that answer inquiries from potential investors regarding the Company and/or its Registered Offering. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses. The payroll expense reimbursements from the Sponsor for the year ended December 31, 2018 and 2017 were $875,100 and $2,324,598, respectively. The significant reduction in reimbursements during the 2018 periods corresponds primarily to a reduction in the number of investor relations personnel and related costs.
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
Asset Management Fees
The Company pays the Advisor, as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the total investment value, as defined (the “Asset Management Fee”), as of the end of the preceding month plus the book value of any properties acquired during the month pro-rated based on the number of days owned. The Asset Management Fee is payable monthly on the last business day of such month. On August 2, 2018, the conflicts committee, which is comprised of all of the independent directors of the Company, approved, and on August 3, 2018 the board of directors approved, renewing the Advisory Agreement for an additional year, to August 11, 2019. At the same time, the board of directors also approved amendments to the Advisory Agreement which provide for (i) paying the Asset Management Fee for assets acquired during a month based on the pro-rated number of days following acquisition and (ii) paying the Asset Management Fee on the last business day of the month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year is deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.
Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the years ended December 31, 2018 and 2017 was $2,004,760 and 872,281, respectively, of which $0 and $143,540, respectively, was waived. Asset Management Fees payable at December 31, 2018 and 2017 were $0 and $567,661, respectively.

Financing Coordination Fee
Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company pays to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. The Company paid and capitalized an aggregate of $262,050 related to three loans during the year ended December 31, 2018 and an aggregate of $326,600 related to seven loans during the year ended December 31, 2017.
Property Management Fees
If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company pays the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also reimburses the Advisor and any of its affiliates for property-level expenses that such tenant pays or incurs to the Company, including salaries, bonuses and benefits of persons employed by the Advisor, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. The Company provided property management services for 10 and five properties in its portfolio during the years ended December 31, 2018 and 2017 , respectively.
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company pays the Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or its affiliates, the disposition fees paid to the Advisor, the Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the years ended December 31, 2018 and 2017.
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

The Company calculated a subordinated participation fee of $839,050 and $315,802 which was accrued as of December 31, 2018 and 2017, respectively, and paid in cash during the first quarters of 2019 and 2018, respectively.
Leasing Commission Fees
If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company pays the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. There were no leasing commission fees incurred during the years ended December 31, 2018 and 2017.

Other Operating Expense Reimbursement
Under the Company's charter, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the "2%/25% Limitation"). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company's conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.
The Company is in compliance with the 2/25% Limitation for operating expenses for the four fiscal quarters ended December 31, 2018. Operating expense reimbursements for the four fiscal quarters ended December 31, 2017 exceeded the 2%/25% Limitation. The conflicts committee approved the operating expenses above the 2%/25% Limitation, as they determined that the relationship of the Company’s operating expenses to average invested assets were justified for the year ended December 31, 2017 given the costs of operating a public company and the early stage of operations.
Related Party Transactions with Unconsolidated Entities
The Company’s portion of Advisor fees paid relating to the Santa Clara property for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Acquisition fees	$—	$626,073
Asset management fees	191,907	49,035
Total	$191,907	$675,108
The acquisition fees were paid pursuant to the Advisory Agreement and were capitalized as a component of the Company’s investment in the TIC.
The Company’s portion of Advisor fees paid relating to REIT I for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Expensed:
Asset management fees	$38,903	$33,376
Other	32,274	20,972
Capitalized:
Acquisition fees	—	29,536
Financing coordination fees	—	4,407
Total	$71,177	$88,291

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
Tenant Improvements
Pursuant to lease agreements, as of December 31, 2018 and 2017, the Company has obligations to pay for $3,177,343 and $1,899,485, respectively, in site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara property as of December 31, 2017. As of December 31, 2018 and 2017, the Company had $3,486,927 and $944,582, respectively, of restricted cash held to fund the improvements.
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
The Company has the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that it lacks readily available funds to do so due to market conditions beyond the Company’s control, its need to main liquidity for its operations or because the Company determines that investing in real property or other illiquid investments is a better use of its capital than repurchasing its shares. In the event that the Company repurchases some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro-rata basis. In addition, the Company’s board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice if its directors believe such action is in the Company and its stockholders’ best interests. The Company’s board of directors may also amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that the Company believes should be publicly disclosed before shares are repurchased.
Legal Matters
From time-to-time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Other than as described below, the Company is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
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
Offering Status
As of February 28, 2019, the Company had sold 14,976,828 shares of Class C common stock in the Offering, for aggregate gross offering proceeds of $150,121,913, which included 1,017,841 shares of Class C common stock sold under its distribution reinvestment plan, for gross proceeds of $10,225,876. As of February 28, 2019, the Company had sold 113,312 shares of Class S common stock in the Offering, for aggregate gross offering proceeds of $1,149,162, which included 318 shares of Class S common stock sold under its distribution reinvestment plan for gross proceeds of $3,210.
Distributions
On November 28, 2018, the Company’s board of directors declared distributions based on daily record dates for the period December 1, 2018 through December 31, 2018 at a rate of $0.00188113 per share per day, or $748,674, on the outstanding shares of the Company’s common stock, which the Company paid on January 25, 2019. Of the December 2018 distribution, $571,882 was reinvested through the Company’s DRP.
On December 26, 2018, the Company’s board of directors declared distributions based on daily record dates for the period January 1, 2019 through January 31, 2019 at rate of $0.00189113 per share per day, or $771,806, on the outstanding shares of the Company's common stock, which the Company paid on February 25, 2019. Of the January 2019 distribution, $587,707 was reinvested through the Company’s DRP.
On January 31, 2019, the Company’s board of directors declared distributions based on daily record dates for the period February 1, 2019 through February 28, 2019 at rate of $0.00209375 per share per day, or $795,959, on the outstanding shares of the Company's common stock, which the Company paid on March 25, 2019. Of the February 2019 distribution, $605,275 was reinvested through the Company’s DRP.
On February 28, 2019, the Company’s board of directors declared distributions based on daily record dates for the periods March 1, 2019 through March 31, 2019, April 1 through April 30, 2019, May 1 through May 31, 2019 and June 1 through June 30, 2019 at rate of $0.00192740 per share per day on the outstanding shares of its common stock, which the Company will pay on April 25, 2019, May 28, 2019, June 25, 2019 and July 25, 2019, respectively.
Redeemable Common Stock
Subsequent to December 31, 2018, the Company redeemed shares of Class C common stock as follows: 59,431 shares in January 2019 for $599,916; 124,258 shares in February 2019 for $1,236,669; and 41,100 shares in March 2019 for $408,661.
Debt Financing
On March 7, 2019, the Company refinanced a mortgage note payable which was due as of March 17, 2019 with a new note for $6,350,000 through a nonaffiliated lender. The note is secured by the 24 Hour Fitness property. The new mortgage note has a fixed interest rate of 4.64% for the first 11 years and matures on March 7, 2049. The financing coordination fee due to the Advisor or its affiliate for this financing amounted to $63,500.
On March 12, 2019, the Company repaid its $4,842,500 mortgage loan on the Texas Health Resources property with borrowings under its unsecured line of credit.
Credit Facility Extensions
Effective January 15, 2019 and March 26, 2019, the Company entered into agreements with the Lender to extend the maturity date of the Unsecured Credit Facility to March 26, 2019 and April 30, 2019, respectively.

REIT I
On January 14, 2019, REIT I announced that it had retained a real estate financial advisor to assist it in evaluating strategic alternatives, which includes marketing its entire real estate properties portfolio for disposition by sale, merger or other transaction structure. In connection with REIT I’s announcement, on March 19, 2019 the Company announced that it intends to explore a potential acquisition of REIT I or REIT I’s portfolio of properties (the “REIT I Portfolio”) and that its board of directors has formed a special committee of the board of directors (the “Special Committee”), consisting solely of independent directors, that will evaluate the potential for a transaction with REIT I. The members of the Special Committee, comprising four of the Company’s six directors, have no affiliation with REIT I or the Sponsor. The Special Committee has hired UBS Investment Bank as its financial advisor and Morris, Manning and Martin, LLP as its legal advisor to assist the Special Committee as it conducts a review of a potential acquisition of REIT I or the REIT I Portfolio.
The Special Committee has not set a definitive timetable for completion of its evaluation, and there can be no assurances that the review process will result in any transaction. The Company does not intend to provide any updates pertaining to its exploration of a potential acquisition of REIT I and shareholders should not expect any announcement from the Company until such time that an outcome has been reached with respect to any potential offer for REIT I or the REIT I Portfolio, except as required under applicable laws.

RW HOLDINGS NNN REIT, INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2018

					Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings & Improvements (1)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements (1)	Total	Accumulated Depreciation and Amortization	Net
Accredo	Orlando, FL	2006	6/15/2016	$4,837,224	$1,706,641	$9,003,859	$10,710,500	$198,986	$1,706,641	$9,202,843	$10,909,484	$(1,265,678)	$9,643,806
Walgreens	Stockbridge, GA	2001	6/21/2016	2,159,245	1,033,105	3,820,266	4,853,371	—	1,033,105	3,820,266	4,853,371	(833,561)	4,019,810
Dollar General	Litchfield, ME	2015	11/4/2016	645,791	293,912	1,104,202	1,398,114	—	293,912	1,104,202	1,398,114	(85,518)	1,312,596
Dollar General	Wilton, ME	2015	11/4/2016	651,085	212,036	1,472,393	1,684,429	—	212,036	1,472,393	1,684,429	(109,445)	1,574,984
Dollar General	Thompsontown, PA	2015	11/4/2016	651,085	217,912	1,088,678	1,306,590	—	217,912	1,088,678	1,306,590	(82,167)	1,224,423
Dollar General	Mt. Gilead, OH	2015	11/4/2016	645,791	283,578	1,002,456	1,286,034	—	283,578	1,002,457	1,286,035	(78,780)	1,207,255
Dollar General	Lakeside, OH	2015	11/4/2016	645,791	176,515	1,037,214	1,213,729	—	176,515	1,037,214	1,213,729	(80,853)	1,132,876
Dollar General	Castalia, OH	2015	11/4/2016	645,791	154,676	1,033,817	1,188,493	—	154,676	1,033,818	1,188,494	(78,557)	1,109,937
Dana	Cedar Park, TX	2013	12/27/2016	4,632,398	1,290,863	8,312,917	9,603,780	—	1,290,863	8,312,917	9,603,780	(1,001,594)	8,602,186
Northrop Grumman	Melbourne, FL	1986	3/7/2017	5,809,367	1,191,024	12,533,166	13,724,190	—	1,191,024	12,533,166	13,724,190	(1,402,927)	12,321,263
exp US Services	Maitland, FL	1985	3/27/2017	3,446,493	785,801	5,522,567	6,308,368	—	785,801	5,522,568	6,308,369	(389,042)	5,919,327
Harley	Bedford, TX	2016	4/13/2017	6,868,255	1,145,196	12,033,092	13,178,288	—	1,145,196	12,033,092	13,178,288	(562,523)	12,615,765
Wyndham	Summerlin, NV	2001	6/22/2017	5,820,600	4,144,069	5,972,433	10,116,502	959,213	4,144,069	6,931,646	11,075,715	(461,240)	10,614,475
Williams-Sonoma	Summerlin, NV	1996	6/22/2017	4,615,800	3,546,744	4,028,821	7,575,565	1,054,532	3,546,744	5,083,354	8,630,098	(435,346)	8,194,752
Omnicare	Richmond, VA	2004	7/20/2017	4,349,963	800,772	6,523,599	7,324,371	219,818	800,772	6,743,417	7,544,189	(343,275)	7,200,914
EMCOR	Cincinnati, OH	2010	8/29/2017	2,911,577	427,589	5,996,509	6,424,098	—	427,589	5,996,509	6,424,098	(245,453)	6,178,645
Husqvarna	Charlotte, NC	2010	11/30/2017	6,379,182	974,663	11,879,485	12,854,148	—	974,663	11,879,485	12,854,148	(399,615)	12,454,533
AvAir	Chandler, AZ	2015	12/28/2017	14,575,000	3,493,673	23,864,226	27,357,899	—	3,493,673	23,864,227	27,357,900	(722,991)	26,634,909
3M	DeKalb, IL	2007	2018-03-29	8,360,000	758,780	16,360,400	17,119,180	—	758,780	16,360,400	17,119,180	(985,899)	16,133,281
Cummins	Nashville, TN	2001	2018-04-04	8,530,000	3,347,960	12,654,529	16,002,489	—	3,347,960	12,654,529	16,002,489	(562,814)	15,439,675
Northrop Grumman Parcel	Melbourne, FL	—	2018-06-21	—	329,410	—	329,410	—	329,410	—	329,410	—	329,410
24 Hour Fitness	Las Vegas, NV	1995	2018-07-27	8,900,000	3,121,985	9,536,325	12,658,310	—	3,121,985	9,536,325	12,658,310	(204,887)	12,453,423
Texas Health	Dallas, TX	1978	2018-09-13	4,842,500	1,827,914	5,862,010	7,689,924	—	1,827,914	5,862,010	7,689,924	(86,716)	7,603,208
Bon Secours	Richmond, VA	2001	2018-10-31	5,250,000	1,658,659	9,184,248	10,842,907	—	1,658,659	9,184,248	10,842,907	(90,731)	10,752,176
Costco	Issaquah, WA	1987	2018-12-20	18,850,000	8,202,915	21,825,853	30,028,768	—	8,202,915	21,825,853	30,028,768	(54,052)	29,974,716
				$125,022,937	$41,126,391	$191,653,068	$232,779,459	$2,432,550	$41,126,391	$194,085,618	$235,212,009	$(10,563,664)	$224,648,345

(1)	Building and improvements include tenant origination and absorption costs.

Notes:

•	The aggregate cost of real estate for federal income tax purposes was approximately $232,900,000 (unaudited) as of December 31, 2018.

•
Real estate investments (excluding land) are depreciated over their estimated useful lives. Their useful lives are generally 29-48 years for buildings, the shorter of 15 years or remaining lease term for site/building improvements, the shorter of 15 years or remaining contractual lease term for tenant improvements and the remaining lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles for tenant origination and absorption costs.

•	The real estate assets are 100% owned by the Company.
The following table summarizes the Company’s real estate assets and accumulated depreciation and amortization as of December 31, 2018 and 2017:
RW Holdings NNN REIT, INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2018 and 2017

	2018	2017
Real estate investments:
Balance at beginning of year	$138,810,355	$33,245,041
Acquisitions	94,670,988	$104,880,154
Improvements to real estate	1,730,666	685,160
Balance at end of year	$235,212,009	$138,810,355

Accumulated depreciation and amortization:
Balance at beginning of year	$(3,574,739)	$(493,185)
Depreciation and amortization	(6,988,925)	(3,081,554)
Balance at end of year	$(10,563,664)	$(3,574,739)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on March 29, 2019.

RW HOLDINGS NNN REIT, INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AARON S. HALFACRE	Chief Executive Officer, President and Director	March 29, 2019
Aaron S. Halfacre	(principal executive officer)

/s/ RAYMOND WIRTA	Chairman of the Board	March 29, 2019
Raymond Wirta

/s/ RAYMOND J. PACINI	Chief Financial Officer	March 29, 2019
Raymond J. Pacini	(principal financial officer)

s/ SANDRA G. SCIUTTO	Senior Vice President and Chief Accounting Officer	March 29, 2019
Sandra G. Sciutto	(principal accounting officer)

/s/ ADAM S. MARKMAN	Independent Director	March 29, 2019
Adam S. Markman

/s/ CURTIS B. MCWILLIAMS	Independent Director	March 29, 2019
Curtis B. McWilliams

/s/ THOMAS H. NOLAN, JR.	Independent Director	March 29, 2019
Thomas H. Nolan, Jr.

/s/ JEFFREY RANDOLPH	Independent Director	March 29, 2019
Jeffrey Randolph