Form 10-Q
period 2019-03-31
RW HOLDINGS NNN REIT, INC.
filed 2019-05-15
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2019, there were 14,539,924 shares of Class C common stock outstanding and 146,967 shares of Class S common stock outstanding.
Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbols(s)	Name of each exchange on which registered
N/A	N/A	N/A

RW HOLDINGS NNN REIT, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbor provisions created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "anticipates," "believes," "seeks," "estimates," "expects," "intends," "continue," "can," "may," "plans," "potential," "projects," "should," "could," "will," "would" or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•
A special committee of our board of directors, which is comprised of the four independent directors, is evaluating a potential acquisition of Rich Uncles Real Estate Investment Trust I, an affiliated REIT, as further discussed in Note 1 to our condensed consolidated financial statements.

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

•
We have only a limited prior operating history, and the prior performance of real estate investment programs sponsored by affiliates of our sponsor, BrixInvest, LLC (d/b/a Rich Uncles LLC), may not be an indication of our future results.

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

Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Real estate investments:
Land	$41,126,392	$41,126,392
Buildings and improvements	176,367,798	176,367,798
Tenant origination and absorption costs	17,717,819	17,717,819
Total investments in real estate property	235,212,009	235,212,009
Accumulated depreciation and amortization	(12,955,159)	(10,563,664)
Total investments in real estate property, net	222,256,850	224,648,345
Investments in unconsolidated entities (Note 5)	14,116,583	14,275,815
Total real estate investments, net	236,373,433	238,924,160

Cash and cash equivalents	4,415,108	5,252,686
Restricted cash	3,523,493	3,503,242
Tenant receivables	4,031,069	3,659,114
Above-market lease intangibles, net	559,986	584,248
Due from affiliates (Note 8)	—	16,838
Purchase and other deposits	100,000	100,000
Prepaid expenses and other assets	386,689	234,399
Interest rate swap derivatives	21,517	151,215
Total assets	$249,411,295	$252,425,902

Liabilities and Stockholders' Equity
Mortgage notes payable, net	$115,189,028	$122,709,308
Unsecured credit facility, net	4,069,000	8,998,000
Accounts payable, accrued and other liabilities	7,258,533	7,164,713
Share repurchases payable	1,181,133	584,676
Below-market lease intangibles, net	2,476,784	2,595,382
Due to affiliates (Note 8)	52,996	979,174
Interest rate swap derivatives	491,757	300,929
Total liabilities	130,719,231	143,332,182

Commitments and contingencies (Note 9)

Redeemable common stock	5,404,494	6,000,951

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 14,201,229 and 12,943,294 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	14,201	12,943
Class S common stock $0.001 par value, 100,000,000 shares authorized, 132,517 and 17,594 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	133	18
Additional paid-in-capital	132,742,525	119,247,245
Cumulative distributions and net losses	(19,469,289)	(16,167,437)
Total stockholders' equity	113,287,570	103,092,769
Total liabilities and stockholders' equity	$249,411,295	$252,425,902
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2019	2018
Rental income	$5,885,445	$3,457,978

Expenses:
Fees to affiliates (Note 8)	812,018	401,315
General and administrative	539,505	612,187
Depreciation and amortization	2,391,496	1,314,276
Interest expense	2,160,350	1,090,616
Property expenses	1,062,652	492,978
Total expenses	6,966,021	3,911,372
Less: Expenses reimbursed by Sponsor or affiliates (Note 8)	(87,999)	(359,514)
Net expenses	6,878,022	3,551,858

Other income:
Interest income	5,386	3,676
Income from investments in unconsolidated entities, net	74,033	54,879
Total other income	79,419	58,555
Net loss	$(913,158)	$(35,325)

Net loss per share, basic and diluted (Note 2)	$(0.07)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	13,503,650	9,499,257

Dividends declared per common share	$0.178	$0.234
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	12,943,294	$12,943	17,594	$18	$119,247,245	$(16,167,437)	$103,092,769
Issuance of common stock	1,477,902	1,478	114,923	115	16,155,611	—	16,157,204
Stock compensation expense	4,921	5	—	—	49,995	—	50,000
Offering costs	—	—	—	—	(484,564)	—	(484,564)
Repurchase of common stock	(224,888)	(225)	—	—	(2,225,762)	—	(2,225,987)
Distributions declared	—		—		—	(2,388,694)	(2,388,694)
Net income	—	—	—	—	—	(913,158)	(913,158)
Balance, March 31, 2019	14,201,229	$14,201	132,517	$133	$132,742,525	$(19,469,289)	$113,287,570

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	8,838,002	$8,838	3,032	$3	$85,324,921	$(6,083,896)	$79,249,866
Issuance of common stock	1,429,021	1,418	33	—	14,339,699	—	14,341,117
Stock compensation expense	3,800	4	—	—	38,186	—	38,190
Offering costs	—	—	—	—	(430,094)	—	(430,094)
Reclassification to redeemable common stock	—	—	—	—	(4,006,748)	—	(4,006,748)
Repurchase of common stock	(172,469)	(173)	—	—	(1,683,170)	—	(1,683,343)
Distributions declared	—		—	—	—	(2,173,195)	(2,173,195)
Net income	—	—	—	—	—	(35,325)	(35,325)
Balance, March 31, 2018	10,098,354	$10,087	3,065	$3	$93,582,794	$(8,292,416)	$85,300,468
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net loss	$(913,158)	$(35,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,391,496	1,314,276
Stock compensation expense	100,000	38,190
Deferred rents	(347,684)	(303,476)
Amortization of deferred lease incentives	15,301	—
Amortization of deferred financing costs	272,522	411,173
Amortization of above-market lease intangibles	24,261	24,261
Amortization of below-market lease intangibles	(118,598)	(50,536)
Unrealized loss (gain) on interest rate swap valuation	320,526	(226,806)
Income from investments in unconsolidated entities	(74,033)	(54,879)
Distributions from investments in unconsolidated entities	233,265	248,002
Change in operating assets and liabilities:
Increase in tenant receivables	(24,271)	(64,852)
Decrease (increase) in due from affiliates	16,838	(175,682)
Increase in prepaid and other assets	(167,592)	(86,098)
Decrease in accounts payable, accrued and other liabilities	(28,809)	(585,695)
Decrease in due to affiliate	(926,328)	(414,409)
Net cash provided by operating activities	773,736	38,144

Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(15,245,676)
Additions to existing real estate investments	—	(3,831)
Payment of acquisition fees to affiliate	—	(456,000)
Purchase deposits and other acquisition costs	—	(617,707)
Net cash used in investing activities	—	(16,323,214)

Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	4,869,000	9,000,000
Repayments of unsecured credit facility	(9,800,000)	(12,000,000)
Proceeds from mortgage notes payable	6,350,000	29,315,000
Principal payments on mortgage notes payable	(13,976,246)	(12,225,822)
Refundable loan deposits	—	(35,000)
Payments of deferred financing costs to third parties	(101,056)	(499,748)
Payments of financing fees to affiliates	(63,500)	(209,550)
Proceeds from issuance of common stock and investor deposits	14,393,574	13,080,885
Payments of offering costs	(484,564)	(429,297)
Payments of commissions to Class S distributor	(150)	(150)
Repurchase of common stock	(2,225,987)	(1,683,343)
Distributions paid to common stockholders	(552,134)	(335,216)
Net cash (used in) provided by financing activities	(1,591,063)	23,977,759

Net (decrease) increase in cash, cash equivalents and restricted cash	(817,327)	7,692,689

Cash, cash equivalents and restricted cash, beginning of period	8,755,928	4,182,755

Cash, cash equivalents and restricted cash, end of period	$7,938,601	$11,875,444

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,582,395	$887,530

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification to redeemable common stock	$—	$4,006,748
Reinvested distributions from common stockholders	$1,763,630	$1,260,232
Increase in share repurchases payable	$596,457	$473,076
Decrease in deferred commission payable to Class S common stock distributor	$—	$(150)
Accrued dividends	$821,300	$579,368
Withholding tax on distributions	$—	$204
Increase in other offering costs due to affiliates	$—	$947
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
RW Holdings NNN REIT, Inc. (the "Company") was incorporated on May 14, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing properties located in the United States, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.
The Company holds its investments in real property through special purpose wholly-owned limited liability companies, which are wholly-owned subsidiaries of Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership") or through the Operating Partnership. The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owns a 99% partnership interest in, the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 ("NNN LP"), owns the remaining 1% partnership interest in the Operating Partnership and is the sole limited partner. NNN LP is wholly-owned by the Company.
The Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the "Advisor"), a Delaware limited liability company, pursuant to an advisory agreement, as amended (the "Advisory Agreement"). The Advisor is wholly-owned by the Company’s sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC, the "Sponsor"), a Delaware limited liability company whose members include Aaron S. Halfacre and Raymond Wirta, the Company’s Chief Executive Officer and Chairman of the Board of Directors, respectively. On each of June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Sponsor, for a total of 20,000 shares of Class C common stock, at a purchase price of $10.00 per share. As of March 31, 2019 and December 31, 2018, the Sponsor held 10,740 shares of the Company’s Class C common stock.
On July 15, 2015, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the "SEC") to register an initial public offering of a maximum of 90,000,000 in shares of common stock for sale to the public (the "Primary Offering"). The Company also registered a maximum of 10,000,000 shares of common stock pursuant to the Company’s distribution reinvestment plan (the "Registered DRP Offering" and, together with the Primary Offering, the "Registered Offering"). The SEC declared the Company’s registration statement effective on June 1, 2016 and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to its securities offering registered with the SEC, the Company sells shares of its "Class C" common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under applicable SEC rules, the Registered Offering will terminate on June 1, 2019, unless terminated earlier by the Company’s board of directors. Under applicable SEC rules, the Company is also permitted to file a new registration statement on Form S-11 with the SEC to extend the Registered Offering in accordance with Rule 415 of the Securities Act so that the Company may continue to offer shares of its Class C common stock after June 1, 2019. The board of directors expects to extend the offering in accordance with Rule 415 of the Securities Act, and the Company will notify stockholders by filing a supplement to the prospectus for the Registered Offering with the SEC when its board of directors has determined to continue the Registered Offering beyond June 1, 2019. In some states, the Company is also required to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering.
On August 11, 2017, the Company began offering up to 100,000,000 shares of its Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the "Class S Offering" and, together with the Registered Offering, the "Offerings"). The Class S common stock has similar features and rights as the Class C common stock with respect to voting and liquidation except that the Class S common stock offered in the Class S offering may be sold through brokers or other persons who may be paid upfront and/or deferred selling commissions and fees.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Through March 31, 2019, the Company had sold 15,505,870 shares of Class C common stock in the Registered Offering, including 1,077,230 shares of Class C common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $155,496,984, and 132,517 shares of Class S common stock in the Class S Offering, including 503 shares of Class S common stock sold under its dividend reinvestment plan applicable to Class S common stock, for aggregate gross offering proceeds of $1,344,284.
As of March 31, 2019, the Company had invested in (i) 24 operating properties, comprised of: nine retail properties, 10 office properties and five industrial properties; (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the "TIC interest"); and (iv) an approximate 4.8% interest in Rich Uncles Real Estate Investment Trust I ("REIT I"), an affiliated REIT.
On January 14, 2019, REIT I announced that it had retained a real estate financial advisor to assist it in evaluating strategic alternatives, which includes marketing its entire real estate properties portfolio (the "REIT I Portfolio") for disposition by sale, merger or other transaction structure. In connection with REIT I’s announcement, on March 19, 2019, the Company announced that it intends to explore a potential acquisition of REIT I or the REIT I Portfolio and that the Company’s board of directors has formed a special committee of the board of directors (the "Special Committee"), consisting solely of independent directors, that is evaluating the potential for a transaction with REIT I.
The members of the Special Committee, comprised of four of the Company’s six directors, have no affiliation with REIT I or the Sponsor. The special committee has engaged UBS Investment Bank as its financial advisor and Morris Manning and Martin, LLP as its legal advisor to assist the Special Committee as it conducts a review of a potential acquisition of REIT I or the REIT I Portfolio.
The Special Committee has not set a definitive timetable for completion of its evaluation, and there can be no assurances that any offer for REIT I or the REIT I Portfolio would be accepted by REIT I or that we would be able to enter into any transaction with REIT I on terms acceptable to us or at all
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial statements and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 29, 2019.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany balances and transactions are eliminated in consolidation. The December 31, 2018 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Fair Value Disclosures
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an existing price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing and for on-site and tenant improvements. Restricted cash as of March 31, 2019 and December 31, 2018 amounted to $3,523,493 and $3,503,242, respectively.
Pursuant to lease agreements, the Company has obligations to pay for $3,535,163 and $3,535,163 in site and tenant improvements to be incurred by tenants as of March 31, 2019 and December 31, 2018, respectively, including a 72.7% share of tenant improvements for the Santa Clara property at both balance sheet dates. At March 31, 2019 and December 31, 2018, the Company's restricted cash held to fund the improvements totaled $3,486,927. As of March 31, 2019 and December 31, 2018, the Company also held restricted cash to fund an impounded property tax. In April 2019, $3,177,343 of restricted cash was released to the tenant to reimburse it for tenant improvement costs under the terms of its lease agreement.
Other Comprehensive Loss
For all periods presented, other comprehensive loss is the same as net loss.
Reclassifications
Certain prior year revenue account balances in the statement of operations have been reclassified to conform with the current year presentation. The reclassifications had no impact on net loss.
Per Share Data
Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2019 and 2018.
For the three months ended March 31, 2019 and 2018, the Company has presented net loss per share amounts on the accompanying statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for allocating income (loss) in accordance with the provisions of Accounting Standards Codification ("ASC") 260, Earnings per Share, would have resulted in a net income (loss) per share of $(0.07) and $0.00 for Class C shares for the three months ended March 31, 2019 and 2018, respectively, and $(0.07) and $(0.05) for Class S shares for the three months ended March 31, 2019 and 2018, respectively. The differences in net loss per share if allocated under this method primarily reflects the lower effective dividends per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding.
Distributions
The Company’s board of directors declares distributions in advance of the periods to which they relate. Distributions to stockholders for the period April 1, 2019 through June 30, 2019 were declared on February 28, 2019, to be paid on or about the 25th of May through July. Because these distributions relate to operations and cash available for distributions to be produced in future periods, they are not included in distributions recorded in the current period for the three months ended March 31, 2019.
The following are the Company’s updated significant accounting policies that have been affected by the adoption of Topic 842 as discussed below in New Accounting Standards Issued and Adopted:
Revenue Recognition
The Company recognizes rental income, tenant reimbursements and other lease-related revenue when all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of the amount due is probable. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Minimum annual rental revenues are recognized in rental income on a straight-line basis over the non-cancellable term of the related lease.
The recognition of rental income commences when the tenant takes possession or controls the physical use of the leased property. In order for the tenant to take possession, the leased property must be substantially complete and ready for its intended

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

use. In order to determine whether the leased property is substantially complete and ready for its intended use, the Company begins by determining whether the Company or the tenant owns the tenant improvements, if the lease agreement provides for tenant improvements.
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
When the Company concludes that it is the owner of tenant improvements, rental income recognition begins when the tenant takes possession of the completed property, which is generally when Company-owned tenant improvements are substantially complete. In addition, when the Company concludes that it is the owner of tenant improvements, the Company records the costs to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as a capital asset. For these tenant improvements, the Company records the amount funded by or reimbursed by the tenants as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease.
When the Company concludes that the tenant is the owner of tenant improvements, rental income recognition begins when the tenant takes possession or controls the physical use of the leased property. Any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. In addition, when the Company concludes that the tenant is the owner of tenant improvements for accounting purposes, the Company records its contribution towards such improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net in its consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the related lease.
Tenant Reimbursements
Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842 in the period the recoverable costs are incurred. Tenant reimbursements where the Company pays the associated costs directly to third-party vendors and are reimbursed by the tenants are recognized and recorded on a gross basis.
Allowances for Tenant and Deferred Rent Receivables
The Company carries its tenant and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the Company’s adoption of Topic 842 on January 1, 2019, the allowances are increased or decreased through provision for bad debts in the Company’s consolidated statement of operations. Upon the adoption of Topic 842 on January 1, 2019, the determination of the adequacy of the Company's allowances for tenant and deferred rent receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection.
For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any current and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.
Recent Accounting Pronouncements
New Accounting Standards Issued and Adopted
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board ("FASB") ASU No. 2016-02 "Leases (Topic 842)" and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively "Topic 842"). Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

consideration earned from lease and non-lease revenue components. The Company currently does not have any exposure to Topic 842 from the perspective of a lessee as the operating lease is borne by the Sponsor. The Company's exposure to Topic 842 is primarily as a lessor. The Company has elected to apply the applicable practical expedients provided by Topic 842.
Lessor Accounting
As a lessor, the Company’s leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in Topic 606. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that 1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company’s leasing arrangements, the Company accounted for all lease and nonlease components as one-single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company’s timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 for the three months ended March 31, 2019 and 2018 in the Company’s consolidated statements of operations. The Company also made a conforming reclassification for the prior year’s tenant reimbursements. For the three months period ended March 31, 2019 and 2018, tenant reimbursements included in rental income amounted to $1,087,860 and $528,585, respectively.
Prior to the adoption of Topic 842, lessor costs for certain services directly reimbursed by tenants have already been presented by the Company on a gross basis in revenues and expenses.
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: 1) whether any expired or existing contracts are leases or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the Company will no longer capitalize internal leasing costs and third-party legal leasing costs and will instead expense these costs as incurred. These expenses will be included in legal leasing costs under general and administrative expenses in our consolidated statements of operations. During the three months ended March 31, 2019, the Company did not incur any indirect leasing costs which would have been capitalized prior to the adoption of Topic 842. The election of the package of practical expedients described above permits us to continue to account for our leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019.
Allowances for Tenant and Deferred Rent Receivables
Upon the adoption of Topic 842 on January 1, 2019, the Company’s determination of the adequacy of its allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection the Company also may record an allowance under other authoritative GAAP depending upon the Company’s evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company’s consolidated statements of operations.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

New Accounting Standards Recently Issued and Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement. In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU 2016-02 is effective for the Company beginning January 1, 2020. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its consolidated financial statements.
NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables
Tenant receivables consisted of the following:

	March 31, 2019	December 31, 2018
Straight-line rent	$2,579,651	$2,231,966
Tenant rent	147,513	312,171
Tenant reimbursements	1,146,028	1,019,355
Tenant other	157,877	95,622
Total	$4,031,069	$3,659,114
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$207,867	$227,793
Accrued expenses	1,462,885	1,421,197
Accrued dividends	821,300	749,170
Accrued interest payable	428,691	445,481
Unearned rent	844,206	827,338
Deferred commission payable	1,500	1,650
Lease incentive obligation	3,492,084	3,492,084
Total	$7,258,533	$7,164,713

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 4. REAL ESTATE INVESTMENTS, NET
As of March 31, 2019, the Company’s real estate investment portfolio consisted of 24 operating properties in 13 states, consisting of: (i) nine retail, (ii) 10 office and (iii) five industrial properties and (iv) one parcel of land, which currently serves as an easement to one of the Company’s office properties. The following table provides summary information regarding the Company’s real estate investment portfolio as of March 31, 2019:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,053,637	$(1,391,204)	$9,518,280
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(915,551)	3,937,820
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(95,579)	1,302,535
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(122,320)	1,562,109
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(91,834)	1,214,756
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(88,048)	1,197,987
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(90,365)	1,123,364
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(87,798)	1,100,696
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(1,124,239)	8,479,541
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(1,598,684)	12,125,506
exp US Services	Maitland, FL	3/27/2017	Office	5,920,121	388,248	(443,327)	5,865,042
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(648,700)	12,529,588
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(549,863)	10,525,852
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(513,235)	8,116,863
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(404,425)	7,139,764
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(290,280)	6,133,818
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(488,850)	12,365,298
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(896,509)	26,461,391
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(1,297,236)	15,821,944
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(761,455)	15,241,034
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
24 Hour Fitness	Las Vegas, NV	7/27/2018	Retail	11,453,337	1,204,973	(316,644)	12,341,666
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(161,044)	7,528,880
Bon Secours	Richmond, VA	10/31/2018	Office	10,042,551	800,356	(199,607)	10,643,300
Costco	Issaquah, WA	12/20/2018	Office	27,263,632	2,765,136	(378,362)	29,650,406
				$217,494,190	$17,717,819	$(12,955,159)	$222,256,850
Current Year Acquisition or Disposition
The Company did not acquire or dispose of any property during the three months ended March 31, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Prior Year Acquisition
During the three months ended March 31, 2018, the Company acquired the following property:

Property	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below- Market Lease Intangibles	Total
3M	3/29/2018	$758,780	$14,004,018	$2,356,361	$(1,417,483)	$15,701,676

Purchase price	$15,701,676
Acquisition fees to affiliates	(456,000)
Cash paid for acquisition of real estate investments	$15,245,676
The non-cancelable lease terms of the properties acquired during the three months ended March 31, 2018 are as follows:

Property	Lease Expiration
3M	7/31/2022
The purchase price allocations reflected in the condensed consolidated financial statements are based upon estimates and assumptions at the time of acquisition that are subject to change which may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities).
The capitalized acquisition fee paid to the Advisor for the 3M property acquired during the three months ended March 31, 2018 is as follows:

Property	Amount
3M	$456,000
Other costs incurred in conjunction with acquisition of the property totaled $49,507. During the three months ended March 31, 2018, the Company recognized $22,972 of total revenue related to the acquired property.
Prior Year Disposition
The Company did not dispose of any property during the three months ended March 31, 2018.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

As of March 31, 2019, the future minimum contractual rent payments due to the Company under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

April through December 2019	$13,219,313
2020	17,834,035
2021	16,752,518
2022	15,520,338
2023	13,317,933
2024	12,958,858
Thereafter	46,224,832
$135,827,827
Revenue Concentration
The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$678,503	11.5%	$—	—%
AvAir, Chandler, AZ	$666,774	11.3%	$635,572	18.4%
Northrop Grumman, FL	$—	—%	$353,558	10.2%
Asset Concentration
As of March 31, 2019 and 2018, the Company’s portfolio’s asset concentration (greater than 10% of total assets) was as follows:

	March 31, 2019		March 31, 2018
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
Costco, Issaquah, WA	$29,650,406	11.9%	$—	—%
AvAir, Chandler, AZ	$26,461,391	10.6%	$27,155,463	14.9%
Intangibles
As of March 31, 2019, the Company’s lease intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$17,717,819	$783,115	$(3,071,253)
Accumulated amortization	(3,871,306)	(223,129)	594,469
Net amount	$13,846,513	$559,986	$(2,476,784)

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The intangible assets acquired in connection with these acquisitions have a weighted average amortization period of approximately 6.4 years as of March 31, 2019. The amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
April through December 2019	$2,094,157	$72,784	$(355,793)
2020	2,792,209	97,045	(474,391)
2021	2,375,949	78,994	(474,391)
2022	1,839,880	63,720	(306,829)
2023	1,214,116	63,719	(78,369)
2024	1,066,544	63,719	(67,420)
Thereafter	2,463,658	120,005	(719,591)
	$13,846,513	$559,986	$(2,476,784)

Weighted-average remaining amortization period	7.1 years	7.0 years	9.8 years
NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The Company’s investments in unconsolidated entities are as follows:

	March 31, 2019	December 31, 2018
The TIC Interest	$10,665,793	$10,749,332
REIT I	3,450,790	3,526,483
	$14,116,583	$14,275,815
The Company’s income from investments in unconsolidated entities, net is as follows:

	Three Months Ended March 31,
	2019	2018
The TIC Interest	$80,360	$49,780
REIT I	(6,327)	5,099
	$74,033	$54,879
TIC Interest
On September 28, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in an office property in San Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended March 31, 2019 and 2018, the Company received $163,899 and $179,686 in cash distributions, respectively.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following is summarized financial information for the Santa Clara property:

	March 31, 2019	December 31, 2018
Assets:
Real estate investments, net	$31,420,164	$31,668,300
Cash and cash equivalents	550,367	466,379
Other assets	214,846	117,075
Total assets	$32,185,377	$32,251,754
Liabilities:
Mortgage notes payable	$13,931,904	$13,994,844
Below-market lease, net	3,066,174	3,103,778
Other liabilities	210,247	61,188
Total liabilities	17,208,325	17,159,810
Total equity	14,977,052	15,091,944
Total liabilities and equity	$32,185,377	$32,251,754

	Three Months Ended March 31,
	2019	2018
Total revenues	$666,421	$608,794
Expenses:
Interest expense	142,520	145,025
Depreciation and amortization	248,136	247,213
Other expenses	165,245	146,336
Total expenses	555,901	538,574
Net income	$110,520	$70,220

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

REIT I
The Company’s investment in REIT I represented an approximate 4.8% ownership interest as of March 31, 2019 and December 31, 2018. The Company recorded its share of (loss) income of REIT I based on REIT I’s results of operations for the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2019 and 2018, the Company received $69,366 and $68,316 in cash distributions, respectively, related to its investment in REIT I. The following is summarized financial information for REIT I:

	March 31, 2019	December 31, 2018
Assets:
Real estate investments, net	$121,980,189	$125,075,537
Cash and cash equivalents and restricted cash	3,022,357	3,376,145
Other assets	2,820,477	3,070,475
Total assets	$127,823,023	$131,522,157
Liabilities:
Mortgage notes payable, net	$59,360,813	$61,446,068
Below-market lease intangibles, net	2,890,802	3,105,843
Other liabilities	3,436,686	3,359,618
Total liabilities	65,688,301	67,911,529
Redeemable common stock	—	163,572
Total shareholders’ equity	62,134,722	63,447,056
Total liabilities and shareholders’ equity	$127,823,023	$131,522,157

	Three Months Ended March 31,
	2019	2018
Total revenues	$3,288,644	$3,231,218
Expenses:
Depreciation and amortization	1,442,060	1,448,244
Interest expense	863,173	484,873
Other expenses	1,228,863	1,180,037
Total expenses	3,534,096	3,113,154
Other income:
Other income	113,773	—
Net (loss) income	$(131,679)	$118,064

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 6. DEBT
Mortgage Notes Payable
As of March 31, 2019 and December 31, 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	2019 Principal Amount	2018 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreen properties	$6,961,240	$6,996,469	3.95%	3.95%	7/1/2021
Dana property	4,611,738	4,632,398	4.56%	4.56%	4/1/2023
Six Dollar General properties	3,868,367	3,885,334	4.69%	4.69%	4/1/2022
Wyndham property (2)	5,795,100	5,820,600	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,594,500	4,615,800	One-month LIBOR+2.05%	4.05%	6/5/2022
Omnicare property	4,330,401	4,349,963	4.36%	4.36%	5/1/2026
Harley property	6,837,682	6,868,254	4.25%	4.25%	9/1/2024
Northrop Grumman property	5,773,460	5,809,367	4.40%	4.40%	3/2/2021
EMCOR property	2,899,072	2,911,577	4.35%	4.35%	12/1/2024
exp US Services property	3,430,950	3,446,493	(3)	4.25%	11/17/2024
Husqvarna property	6,379,182	6,379,182	(4)	4.60%	2/20/2028
AvAir property	14,575,000	14,575,000	(5)	4.84%	3/27/2028
3M property	8,360,000	8,360,000	One-month LIBOR+2.25%	5.09%	3/29/2023
Cummins property	8,530,000	8,530,000	One-month LIBOR+2.25%	5.16%	4/4/2023
24 Hour Fitness property (6)	6,350,000	8,900,000	4.64%	4.64%	4/1/2049
Texas Health property (7)	—	4,842,500	One-month LIBOR+4.30%	6.56%	3/13/2019
Bon Secours property	5,250,000	5,250,000	5.41%	5.41%	9/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	1/1/2030
Total mortgage notes payable	117,396,692	125,022,937
Less unamortized deferred financing costs	(2,207,664)	(2,313,629)
	$115,189,028	$122,709,308

(1)
Contractual interest rate represents the interest rate in effect under the mortgage note payable as of March 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2019 consisting of the contractual interest rate and the effect of the interest rate swap, if applicable. For further information regarding the Company’s derivative instruments see Note 7.

(2)
The loans on each of the Williams Sonoma and Wyndham properties (collectively, the "Property") located in Summerlin, Nevada were originated by Nevada State Bank ("Bank"). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the loans, is an event of default under the terms of both loans. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.

(3)	The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate is T-Bill index plus 3.25%.

(4)
The initial contractual interest rate is 4.60% for the first five years and starting February 21, 2023, the interest rate is the greater of 4.60% or five-year Treasury Constant Maturity ("TCM") plus 2.45%% for the second five years.

(5)
The initial contractual interest rate is 4.84% for the first five-years and and starting March 28, 2023, the interest rate is the greater of 4.60% or five-year TCM plus 2.45% for the second five-years.

(6)
The loan refinancing on March 7, 2019 reduced the principal amount outstanding and the rate and extended the maturity. The interest rate for the note payable outstanding as of March 31, 2019 adjusts in the 133rd, 253rd and 313th months.

(7)	The loan was fully repaid on the March 13, 2019 maturity date.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

	March 31, 2019			December 31, 2018
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$117,396,692	$115,189,028	$120,382,023	$125,022,937	$122,709,308	$123,821,490
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Unsecured Credit Facility
The Company, together with the Operating Partnership and NNN LP ("Borrowers"), has a Business Loan Agreement and Promissory Note (the"Unsecured Credit Facility") with Pacific Mercantile Bank ("Lender"). The Unsecured Credit Facility is a revolving unsecured line of credit for a maximum principal amount of $9,000,000 and was scheduled to mature on January 26, 2019, unless earlier terminated. The Borrowers received extensions of the Unsecured Credit Facility through April 30, 2019 (see below for additional information).
Under the terms of the Unsecured Credit Facility, Borrowers pay a variable rate of interest on outstanding amounts equal to one (1) percentage point over an independent index published in The Wall Street Journal based on the highest rate on corporate loans posted by at least 75% of the largest banks (the "Index"). Based upon the Index as of the date of the Unsecured Credit Facility, the interest rate under the Unsecured Credit Facility was 5.50%. The interest rate was 6.50% as of March 31, 2019 and December 31, 2018.
The Unsecured Credit Facility contains customary representations, warranties and covenants. The Company’s ability to borrow under the Unsecured Credit Facility was subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, dividends, corporate existence and financial reporting obligations. The Unsecured Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Lender may accelerate the repayment of amounts outstanding under the Unsecured Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
The Unsecured Credit Facility was secured by guaranties executed by Raymond E. Wirta, Chairman of the Board of the Company, a trust belonging to Mr. Wirta, Harold C. Hofer, President and Chief Executive Officer of the Company, and a trust belonging to Mr. Hofer, each in the amount of $9,000,000. Such guaranties become effective upon certain triggering events, including the failure by Borrowers to pay one or more subsequent advances within 90 days of disbursement or an event of default under the Unsecured Credit Facility.
As of March 31, 2019 and December 31, 2018 the Unsecured Credit Facility had $4,069,000 and $9,000,000 outstanding borrowings, respectively. On October 31, 2018, the Company borrowed the full $9,000,000 to fund the acquisition of the Bon Secours property in Richmond, Virginia, and repaid $4,931,000, net during the three months ended March 31, 2019.
On April 30, 2019, the Company entered into a loan agreement for a new revolving credit facility with the Lender for a maximum principal amount of $10,000,000, maturing on October 1, 2020 on similar terms to the expiring facility, with guaranties by the Sponsor and Advisor and Mr. Wirta and his trust (see Note 10).
All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of March 31, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following summarizes the future principal repayments of the Company’s mortgage notes payable and Unsecured Credit Facility as of March 31, 2019:

	Mortgage Note Payable	Unsecured Credit Facility (1)	Total
April through December 2019	$933,483	$4,069,000	$5,002,483
2020	1,527,408	—	1,527,408
2021	8,227,794	—	8,227,794
2022	14,620,133	—	14,620,133
2023	21,222,330	—	21,222,330
2024	12,971,626	—	12,971,626
Thereafter	57,893,918	—	57,893,918
Total principal	$117,396,692	$4,069,000	$121,465,692

(1)
The maturity date of the outstanding borrowings under the Company's Unsecured Credit Facility was extended to April 30, 2019 and rolled into a new credit facility maturing October 1, 2020 (see Note 10).

Interest Expense
The following is a reconciliation of the components of interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Mortgage notes payable:
Interest expense	$1,476,496	$825,720
Amortization of deferred financing costs	270,522	406,887
Loss (gain) on interest rate swaps (1)	327,814	(229,266)
Unsecured credit facility:
Interest expense	83,518	82,989
Amortization of deferred financing costs	2,000	4,286
Total interest expense	$2,160,350	$1,090,616

(1)
Includes unrealized loss (gain) on interest rate swaps of $320,526 and $(226,806) for the three months ended March 31, 2019 and 2018, respectively, (see Note 7). Accrued interest payable, net of $3,192 and $5,950 at March 31, 2019 and December 31, 2018, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 7. INTEREST RATE SWAP DERIVATIVES
The Company, through its wholly-owned limited liability company subsidiaries, has entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps:

	March 31, 2019					December 31, 2018
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	4	$27,279,600	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.72%	4.8 years	4	$27,346,400	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.73%	5.1 years

(i)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amount (outstanding principal balance at the maturity date) as of March 31, 2019 was $24,936,799.

(ii)	The reference rate was March 31, 2019.

(iii)	The reference rate was December 31, 2018.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheets:

		March 31, 2019		December 31, 2018
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	2	$21,517	2	$151,215
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	2	$(491,757)	2	$(300,929)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at March 31, 2019 or December 31, 2018 were designated as hedging instruments; therefore, the net unrealized loss (gain) recognized on interest rate swaps of $320,526 and $(226,806) was recorded as an increase (decrease) in interest expense for the three months ended March 31, 2019 and 2018, respectively (see Note 6).

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered by issuing shares of Class C common stock to them. The total amount paid was $50,000 and $38,190 for the three months ended March 31, 2019 and 2018, respectively, for which the Company issued 4,921 and 3,800 shares, respectively.
The Company has entered into an agreement (as amended the "Advisory Agreement") with the Advisor. On August 2, 2018, the conflicts committee, which is comprised of all of the independent directors of the Company, approved, and on August 3, 2018 the board of directors approved, renewing the Advisory Agreement for an additional year, to August 11, 2019. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to investments in real estate and the management of those investments, among other services, and the disposition of investments, as well as entitling the Advisor to reimbursement of organizational and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for REIT I and BRIX REIT, Inc. ("BRIX REIT"). During the three months ended March 31, 2019 and 2018, no other business transactions occurred between the Company and REIT I, or BRIX REIT, Inc., other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I.
Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the three months ended March 31, 2019 and 2018:

	Three Months Ended			Three Months Ended
	March 31, 2019	March 31, 2019		March 31, 2018	December 31, 2018
	Incurred	Receivable	Payable	Incurred	Receivable	Payable
Expensed:
Asset management fees (1)	$680,018	$—	$—	$401,315	$—	$—
Subordinated participation fees	—	—	—	—	—	839,050
Operating expense reimbursements	132,000	—	—	—	—	—
Fees to affiliates	812,018			401,315
Property management fees*	55,950	—	23,912	12,939	—	96,792
Directors and officers insurance and other reimbursements**	66,870	—	—	16,634	—	30,164
Expense reimbursements (from) to Sponsor (2)	(87,999)	—	—	(359,514)	16,838	—
Capitalized:
Acquisition fees	—	—	—	456,000	—	—
Financing coordination fees	63,500	—	—	209,550	—	—
Reimbursable organizational and offering expenses (3)	484,714	—	29,084	430,244	—	13,168
		$—	$52,996		$16,838	$979,174

*	Property management fees are classified within property operating expenses on the condensed consolidated statements of operations.

**	Directors and officers insurance and other reimbursements are classified within general and administrative expenses on the condensed consolidated statements of operations.

(1)
To the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three months ended March 31, 2019 and 2018, the Advisor did not waive any of the asset management fees.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

In addition to amounts presented in this table, the Company also incurred asset management fees to the Advisor of $65,993 and $65,993 related to the TIC Interest during the three months ended March 31, 2019 and 2018, respectively, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities (see Note 5).

(2)
Includes payroll costs related to Company employees that answer questions from prospective stockholders. See "Investor Relations Payroll Expense Reimbursement from Sponsor" below. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. The expense reimbursements from the Sponsor for the three months ended March 31, 2019 and 2018 also include $(40,915) of refund to the Sponsor and $48,422 of employment related legal fees, respectively, which the Sponsor agreed to reimburse the Company. The receivables related to these costs are reflected in "Due from affiliates" in the condensed consolidated balance sheets.

(3)
As of March 31, 2019, the Sponsor had incurred $8,565,661 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.

Organizational and Offering Expenses
The Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3% of gross offering proceeds. As of March 31, 2019, the Sponsor has incurred organizational and offering expenses in excess of 3% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future stockholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of March 31, 2019, the Company has reimbursed the Sponsor $4,664,910 in organizational and offering costs. The Company’s maximum liability for organizational and offering costs through March 31, 2019 was $4,705,238 of which $29,084 was payable as of March 31, 2019 and is included in "Due to affiliates" in the condensed consolidated balance sheet.
Investor Relations Payroll Expense Reimbursement from Sponsor
The Company employs investor personnel that answer inquiries from potential investors regarding the Company and/or its Registered Offering. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses. The payroll expense reimbursements from the Sponsor for the three months ended March 31, 2019 and 2018 were $128,914 and $311,092, respectively. The reduction in reimbursements during the 2019 period corresponds primarily to a reduction in the number of investor relations personnel and related costs.
Acquisition Fees
The Company pays the Advisor a fee in an amount equal to 3% of the contract purchase price of the Company’s properties plus additions to real estate investments, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable and shall not exceed 6% of the contract price of the property. However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.
Asset Management Fee
The Company pays the Advisor, as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the total investment value, as defined (the "Asset Management Fee"), as of the end of the preceding month plus the book value of any properties acquired during the month pro-rated based on the number of days owned. The Asset Management Fee is payable monthly on the last business day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year is deferred without interest and may be paid in such other fiscal year as the Advisor shall determine. Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the three months ended March 31, 2019 and 2018 was $680,018 and $401,315 respectively, of which $0 was waived. There were $0 Asset Management Fees payable at March 31, 2019 and December 31, 2018.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Financing Coordination Fee
Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company pays to the Advisor or such affiliate a financing coordination fee equal to 1% of the amount of such financing. The Company paid $63,500 and $209,550 of financing coordination fees during the three months ended March 31, 2019 and 2018 related to one and three loans, respectively.
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
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company pays the Advisor or one of its affiliates 3% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or its affiliates, the disposition fees paid to the Advisor, the Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three months ended March 31, 2019 and 2018.
Subordinated Participation Fees
The Company pays the Advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year and paid (if owed) in the immediately following January. The subordinated participation fee is only due if the Preferred Return, as defined, is achieved and is equal to the sum of (using terms as defined in the Advisory Agreement):

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

The Company calculated a subordinated participation fee of $839,050 and $315,802 which was accrued as of December 31, 2018 and 2017, respectively, and paid in cash during the first quarter of 2019 and 2018, respectively.
Leasing Commission Fees
If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company pays the Advisor or such affiliate leasing commissions equal to 6% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3% in lieu of the aforementioned 6% commission. There were no leasing commission fees incurred during the three months ended March 31, 2019 and 2018.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Operating Expenses
Under the Company's charter, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the 2%/25% Limitation"). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company's conflicts committee. For purposes of determining the 2%/25% Limitation amount, "average invested assets" means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. "Total operating expenses" means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.
The Company is in compliance with the 2%/25% Limitation for operating expenses for the four fiscal quarters ended March 31, 2019.
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
Tenant Improvements
Pursuant to lease agreements, as of March 31, 2019 and December 31, 2018, the Company had obligations to pay for $3,789,091, in site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara property at both balance sheet dates. At March 31, 2019 and December 31, 2018, the Company had $3,486,927 of restricted cash held to fund the improvements. In April 2019, $3,177,343 of restricted cash was released to the tenant to reimburse it for tenant improvement costs under the terms of the lease agreement.
Redemption of Common Stock
The maximum amount that may be repurchased per month is limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter will be limited to no more than 5% of its most recently determined aggregate NAV. The foregoing repurchase limitations are based on "net repurchases" during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offering and Class S Offering (including purchases pursuant to its Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

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
The SEC is conducting an investigation related to, among other things, the advertising and sale of securities in connection with the Registered Offering and compliance with broker-dealer regulations. The investigation is a non-public fact-finding inquiry. At this stage of the investigation, the SEC has not made an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain associates have received and responded to subpoenas from the SEC, including requests for various documents related to the Company, the Sponsor, and the Registered Offering. The SEC’s investigation is ongoing. The Company has cooperated and intends to continue to cooperate with the SEC in this matter. The Company is presently in discussion with the SEC about potential outcomes resulting from the investigation. The Company is unable to predict whether the SEC will commence any legal actions or launch additional investigations, inquiries or other actions related thereto.
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
Offering Status
Through April 30, 2019, the Company had sold 13,385,609 shares of Class C common stock in the Offering, for aggregate gross offering proceeds of $134,051,756, which included 1,138,268 shares of Class C common stock sold under its distribution reinvestment plan, for gross proceeds of $11,449,412. As of April 30, 2019, the Company has sold 146,967 shares of Class S common stock in the Offering, for aggregate gross offering proceeds of $1,491,103, which included 690 shares of Class S common stock sold under its dividend reinvestment plan for gross proceeds of $6,987.
Distributions
On February 28, 2019, the Company’s board of directors declared distributions based on daily record dates for the periods April 1 through April 30, 2019, May 1 through May 31, 2019 and June 1 through June 30, 2019 at the rate of 0.00192740 per share per day on the outstanding shares of its common stock, which the Company will pay on May 28, 2019, June 25 and July 25, 2019, respectively.
Redeemable Common Stock
Subsequent to March 31, 2019, the Company redeemed 98,514 shares of Class C common stock for $1,000,905.

Unsecured Credit Facility
On April 30, 2019, the Company, along with the Operating Partnership and NNN LP (together with the Company and the Operating Partnership, "Borrowers"), entered into a Loan Agreement (the "New Credit Facility") with Pacific Mercantile Bank ("Lender"). The New Credit Facility replaces a $9,000,000 unsecured line of credit with Lender, which expired on April 30, 2019 (the "Former Credit Facility"). The New Credit Facility is a revolving unsecured line of credit for a maximum principal amount of $10,000,000 and matures on October 1, 2020, unless earlier terminated. The New Credit Facility has similar terms to the expiring facility.
The New Credit Facility is secured by a continuing guaranty executed by the Company’s Sponsor and Advisor, along with springing guaranties executed by Raymond E. Wirta, Chairman of the Board of the Company, and a trust belonging to Mr. Wirta, each in the amount of $10,000,000. Mr. Wirta’s guaranties become effective upon certain triggering events, including the failure by Borrowers to pay one or more subsequent advances within 90 days of disbursement or an event of default under the New Credit Facility.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 29, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See "Forward-Looking Statements" above.
Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
We were formed on May 14, 2015 as a Maryland corporation that elected to be treated as a real estate investment trust, or REIT, beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Rich Uncles NNN Operating Partnership, LP, a Delaware limited liability company (the "Operating Partnership"), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor (as defined below) or other persons.
We consider our Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no intention to list our shares of common stock for trading on a national securities exchange or over-the-counter trading market. Although we have registered a fixed number of shares for the Registered Offering (as defined below), we intend to effectively conduct a continuous offering of an unlimited amount of our shares of common stock over an unlimited time period by conducting an uninterrupted series of additional public offerings, subject to regulatory approval of our filings for such additional offerings, and one or more offerings exempt from the registration statement requirements of the Securities Act of 1933, as amended (the "Securities Act"), such as our Class S Offering. This perpetual-life structure is aligned with our overall objective of investing in real estate assets with a long-term view towards making regular cash distributions and generating capital appreciation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subject to certain restrictions and limitations, our business is externally managed by our advisor, Rich Uncles NNN REIT Operator, LLC (our "Advisor"), a Delaware limited liability company wholly-owned by our sponsor, BrixInvest, LLC (d/b/a Rich Uncles LLC, our "Sponsor"), pursuant to the Second Amended and Restated Advisory Agreement between us, our Advisor and our Sponsor (the "Advisory Agreement"). Our Advisor manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 8 to our unaudited condensed consolidated financial statements.
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
On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000. On July 15, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public (the "Primary Offering"). We also registered a maximum of 10,000,000 shares of common stock pursuant to our distribution reinvestment plan (the "Registered DRP Offering" and together with the Primary Offering, the "Registered Offering"). The SEC declared our registration effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016. Pursuant to our Registered Offering, we do not retain a broker-dealer to offer our shares. Rather, we offer shares of our Class C common stock directly to the public.
On August 11, 2017, we began offering up to 100,000,000 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the "Class S Offering" and, together with the Registered Offering, the "Offerings"). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation except that the Class S common stock offered in the Class S Offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
On January 11, 2019, our board of directors approved and established an estimated net asset value ("NAV") per share of our common stock in the Offering of $10.16. Effective January 14, 2019, the purchase price per share of our common stock in the Offerings increased from $10.05 to $10.16.
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
Rich Uncles NNN REIT Operator, LLC, our Advisor, makes recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors.
REIT I Portfolio
On January 14, 2019, Rich Uncles Real Estate Investment Trust I ("REIT I"), an affiliated REIT, announced that it had retained a real estate financial advisor to assist it in evaluating strategic alternatives, which includes marketing its entire real estate properties portfolio (the "REIT I Portfolio")for disposition by sale, merger or other transaction structure. In connection with REIT I’s announcement, on March 19, 2019, we announced that we intend to explore a potential acquisition of REIT I or the REIT I Portfolio and that our board of directors has formed a special committee of the board of directors (the Special Committee), consisting solely of independent directors, that is evaluating the potential for a transaction with REIT I.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The members of the Special Committee, comprised of four of our six directors, have no affiliation with REIT I or the Sponsor. The special committee has engaged UBS Investment Bank as its financial advisor and Morris Manning and Martin, LLP as its legal advisor to assist the Special Committee as it conducts a review of a potential acquisition of REIT I or the REIT I Portfolio.
The Special Committee has not set a definitive timetable for completion of its evaluation, and there can be no assurances that any offer for REIT I or the REIT I Portfolio would be accepted by REIT I or that we would be able to enter into any transaction with REIT I on terms acceptable to us or at all.
The Company
We are a publicly registered, non-exchange traded company dedicated to providing stockholders with dependable monthly dividends. We believe we are qualified to operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our stockholders. Our monthly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with local, regional, and national commercial tenants and, to some extent, the waiver or deferral of asset management fees by our Sponsor. See "Distributions" below.
Our primary business consists of acquiring, financing and owning single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of March 31, 2019, we owned 24 operating properties in 13 states consisting of retail, office and industrial properties and a parcel of land which serves as an easement to one of our operating properties, a tenant-in-common real estate investment in a property located in Santa Clara, California in which we have an approximate 72.7% interest (the "TIC Interest") and a real estate investment in REIT I, an affiliated REIT, in which we have an approximate 4.8% interest. The net book value of these investments at March 31, 2019 was $222,256,850.
With respect to our diversified portfolio of 24 operating properties as of March 31, 2019:

•
Nine properties are retail properties which represent an approximate 16% of the portfolio, 10 properties are office properties which represent an approximate 52% of the portfolio, and five properties are industrial properties which represent an approximate 32% of the portfolio (expressed as a percentage of annualized base rent);

•	Fully leased with an occupancy rate of 100%;

•	Leased to 24 different commercial tenants doing business in 11 separate industries;

•	Located in 13 states;

•	With approximately 1,537,000 square feet of aggregate leasable space;

•
With an average leasable space per property of approximately 64,000 square feet; approximately 20,000 square feet per retail property, approximately 62,000 square feet per office property, and approximately 147,000 square feet per industrial property; and

•	With an outstanding mortgage note payable balance of $117,396,692, net of deferred financing costs.
Of the 24 operating properties in the portfolio as of March 31, 2019, all 24, or 100%, are single-tenant properties. At March 31, 2019, all 24 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 7.1 years.
As of March 31, 2019, we also have an approximate 4.8% interest in REIT I and an approximate 72.7% TIC Interest in a property located in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor.
Investment Strategy
Our investment strategy is to acquire single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. Our ideal portfolio is comprised of 40% office, 40% industrial, and 20% retail, with greater than 50% of our real estate leased to investment grade tenants as determined by one of the big three credit rating agencies (Standard & Poor’s, Moody’s or Fitch Group). When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following property characteristics:

•	freestanding and commercially-zoned with a single tenant;

•
located in significant markets, which markets are identified and ranked based on several key demographic and real estate specific metrics such as population growth, income, unemployment, job growth, GDP growth, rent growth, and vacancy rates;

•	located in strategic locations critical to generating revenue for the tenants that occupy them (i.e., the tenants need the properties in which they operate in order to conduct their businesses);

•	located within attractive demographic areas relative to the business of our tenants and are generally fungible and have good visibility and easy access to major thoroughfares;

•	with rental or lease payments that approximate or are lower than market rents; and

•	can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.
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
At March 31, 2019, the outstanding principal balance of our mortgage notes payable was $117,396,692, net of deferred financing costs, and the outstanding balance on our unsecured credit facility with Pacific Mercantile Bank was $4,069,000. Our unsecured credit facility matured on April 30, 2019 and was replaced by a new credit facility for $10,000,000 (see Note 6 to our unaudited condensed consolidated financial statements). Our approximate 4.8% pro rata share of REIT I’s mortgage notes payable was $2,849,319 at March 31, 2019. Our 72.7% TIC interest in the Santa Clara property’s mortgage note payable was $10,128,494 at March 31, 2019.

Liquidity and Capital Resources
Liquidity
Our proceeds from shares sold in the Offerings have been, and will continue to be our primary source of liquidity, primarily for (i) property acquisitions; (ii) capital expenditures; (iii) payment of principal on our outstanding indebtedness and (iv) payment of fees to Advisor. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares, including those offered for sale through our dividend reinvestment plan, and from debt proceeds.
Our aggregate borrowings, secured and unsecured, from financial institutions must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 50% of the cost of our tangible assets, calculated at cost before deducting depreciation or other non-cash reserves. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. As of March 31, 2019, our leverage ratio was 47%.
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
As of March 31, 2019, the outstanding principal balances of our mortgage notes payable and the unsecured revolving credit facility were $117,396,692 and $4,069,000, respectively. The unsecured revolving credit facility, which was scheduled to mature on January 26, 2019, was extended to a maturity date of April 30, 2019. On April 30, 2019, the Company entered into a loan agreement for a new revolving credit facility for a maximum principal amount of $10,000,000, maturing on October 1, 2020 on similar terms to the expiring facility. See Note 6 to our consolidated financial statements for additional information regarding our outstanding indebtedness. As of March 31, 2019, our pro-rata share (approximately 4.8%) of REIT I’s mortgage notes payable was $2,849,319 and our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $10,128,494.
Capital Resources
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by the Offerings and borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by internally generated funds. Our cash requirements for operating and interest expenses, repurchases of common stock and dividend distributions will generally be funded by internally generated funds and, to some extent, the waiver or deferral of asset management fees by our Sponsor. Offering proceeds may be used to fund repurchases of common stock and dividend distributions. If available, future sources of capital include proceeds from the Offerings, secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as undistributed funds from operations.
Cash Flow Summary
The following table summarizes our cash flow activity for the three months ended March 31, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$773,736	$38,144
Net cash used in investing activities	$—	$(16,323,214)
Net cash (used in) provided by financing activities	$(1,591,063)	$23,977,759

Cash Flows from Operating Activities
For the three months ended March 31, 2019 and 2018, net cash provided by operating activities was $773,736 and $38,144, respectively.
The cash provided by operating activities during the three months ended March 31, 2019 primarily reflects adjustments to our net loss of $913,158 for net non-cash charges of $2,817,056 primarily related to depreciation and amortization, unrealized loss on interest rate swap valuation, amortization of deferred financing costs, distributions from investments in unconsolidated entities and stock compensation expense, partially offset by deferred rents, amortization of below-market leases and income from investment in unconsolidated entities. In addition, the net non-cash charges were partially offset by a net change in operating assets and liabilities of $1,130,162 during the three months ended March 31, 2019 due to increases in prepaid and other assets and decreases in accounts payable, accrued and other liabilities and due to affiliates.
The cash provided by operating activities during the three months ended March 31, 2018 was primarily due to adjustments to our net loss of $35,325 for net non-cash charges of $1,400,205 primarily related to depreciation and amortization, amortization of deferred financing costs and distributions from investments in unconsolidated entities, partially offset by unrealized gain on interest rate swap valuation, deferred rents, amortization of below-market leases and undistributed income from investments in unconsolidated entities. In the addition, the net non-cash charges were also partially offset by a net change in operating assets and liabilities of $1,326,736 during the three months ended March 31, 2018 due to decreases in accounts payable, accrued and other liabilities and due to affiliates, partially offset by decreases in tenant receivables, prepaid and other assets and due from affiliates.
We expect that our cash flows from operating activities will continue to be positive in the next twelve months as a result of anticipated future acquisitions of real estate and the related operating contributions from such investments, as well as from a full year of operations for the properties which we acquired during 2018.
Cash Flows from Investing Activities
Net cash used in investing activities was $0 for the three months ended March 31, 2019.
Net cash used in investing activities was $16,323,214 for the three months ended March 31, 2018 and consisted primarily of the following:

•	$15,245,676 for the acquisition of one property;

•	$617,707 of refundable deposits and other acquisition costs; and

•	$456,000 for the payment of acquisition fees to affiliate.
Cash Flows from Financing Activities
Net cash used in financing activities was $1,591,063 for the three months ended March 31, 2019 and consisted of the following:

•	$14,393,574 of proceeds from issuance of common stock and investor deposits, partially offset by payments for offering costs and commissions of $484,714; and

•
$6,350,000 of proceeds from mortgage notes payable; more than offset by principal payments of $13,976,246 and deferred financing cost payments of $101,056 to third parties and $63,500 to an affiliate; and

•	$4,869,000 of proceeds from borrowings on our unsecured credit facility; more than offset by $9,800,000 of repayments on our unsecured credit facility; offset in part by

•	$2,225,987 used for repurchases of shares under the share repurchase plan; and

•	$552,134 of distributions paid to common stockholders.
Net cash provided by financing activities was $23,977,759 for the three months ended March 31, 2018 and consisted primarily of the following:

•	$13,080,885 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $429,297;

•
$29,315,000 of proceeds from mortgage notes payable, partially offset by principal payments of $12,225,822 and deferred financing cost payments of $499,748 to third parties and $209,550 to an affiliate;

•	$9,000,000 of proceeds from borrowings on our unsecured credit facility, offset by payments on our former unsecured credit facility of $12,000,000; offset in part by

•	$1,683,343 for repurchases of shares under the share repurchase plan; and

•	$335,216 of distributions paid to stockholders.

Results of Operations
As of March 31, 2019, we owned (i) 24 operating properties (ii) one parcel of land used as easement to one of our operating properties, (iii) an approximate 72.7% TIC Interest and (iv) an approximate 4.8% interest in REIT I, an affiliated REIT. We did not acquire any operating property during the first quarter of 2019 compared to one operating property in the first quarter of 2018 (acquired March 29, 2018). During 2018, we acquired a total of six operating properties.
We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates will each increase in the next twelve months as a result of the 2018 acquisitions discussed above and our anticipated future acquisitions of real estate investments. Our results of operations for the three months ended March 31, 2019 are not indicative of those expected in future periods as we are continuing to raise capital through the Offerings and expect to acquire additional properties.
Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Rental Income
Rental income, including tenant reimbursements for the three months ended March 31, 2019 and 2018 was $5,885,445 and $3,457,978, respectively. The significant increase quarter-over-quarter primarily reflects rental income from the six operating properties acquired in 2018. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of March 31, 2019 was $17,492,900.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliate, were $812,018 and $401,315, respectively, for the three months ended March 31, 2019 and 2018 for our investments in operating property. The fee is equal to 0.1% of the total investment value of our properties on a monthly basis. The significant increase quarter-over-quarter was primarily due to the increase in the number of operating properties owned from 18 properties on January 1, 2018 to 24 properties as of March 31, 2019. In addition, the Company incurred asset management fees to the Advisor of $65,993 related to our approximate 72.7% TIC Interest during the each of the three months ended March 31, 2019 and 2018, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities.
General and Administrative
General and administrative expenses were $539,505 and $612,187 for the three months ended March 31, 2019 and 2018, respectively. The significant decrease quarter-over-quarter was primarily due to a reduction in the number of investor relations personnel and related costs, partially offset by an increase in professional services fees and administrative costs.
Depreciation and Amortization
Depreciation and amortization expense was $2,391,496 and $1,314,276 for the three months ended March 31, 2019 and 2018, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase quarter-over-quarter was primarily due to the six additional operating properties acquired in 2018.
Interest Expense
Interest expense was $2,160,350 and $1,090,616 for the three months ended March 31, 2019 and 2018, respectively (see Note 6 for the detail of the components of interest expense). The significant increase quarter-over-quarter was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $70,800,000 during the first quarter of 2018 to approximately $121,200,000 during the first quarter of 2019. Average unsecured credit facility borrowings were approximately $10,500,000 during the first quarter of 2018 compared to $6,500,000 during the first quarter of 2019.
Property Expenses
Property expenses were $1,062,652 and $492,978 for the three months ended March 31, 2019 and 2018, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase quarter-over-quarter was primarily due to the six additional operating properties acquired in 2018.

Expenses Reimbursed by Sponsor or Affiliates
Expenses reimbursed by our Sponsor or affiliates were $87,999 and $359,514 for the three months ended March 31, 2019 and 2018, respectively. For the first quarter ended March 31, 2019 and 2018, the amounts reimbursed by the Sponsor for investor relations payroll costs were $128,914 and $311,192, respectively. The expense reimbursements from the Sponsor during the three months ended March 31, 2019 and 2018 also include $(40,915) of refund to the Sponsor and $48,422 of employment related legal fees, respectively, which the Sponsor agreed to reimburse. The reduction in reimbursements corresponds primarily to the reduced number of investor relations personnel and related costs as described above under general and administrative expenses.
Other Income
Interest income was $5,386 and $3,676 for the three months ended March 31, 2019 and 2018, respectively.
Income from investments in unconsolidated entities was $74,033 and $54,879 for the three months ended March 31, 2019 and 2018, respectively. This represents our approximate 4.8% and 4.4% interest, respectively, in REIT I's results of operations and our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first quarter of 2019 and 2018, respectively.
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
As of March 31, 2019, we had not directly incurred any organizational and offering costs related to the Offerings as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offerings are not recorded in our financial statements as of March 31, 2019 other than to the extent of 3% of the gross offering proceeds. Through March 31, 2019, our Sponsor had incurred organizational and offering costs on our behalf in connection with our Offerings of $8,565,661. Through March 31, 2019, we had recorded $4,705,238 of organizational and offering costs, of which $29,084 was payable to the Sponsor or affiliates. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
Distributions
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

Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

	Total Distributions	Distributions Declared	Distributions Paid		Cash Flows Provided by Operating
Period (1)(2)	Declared	Per Share	Cash	Reinvested	Activities
First Quarter 2018 (3)	$2,173,195	$0.17588	$335,216	$1,260,232	$38,144
Second Quarter 2018 (4)	1,864,493	0.17588	392,014	1,408,441	1,279,870
Third Quarter 2018 (5)	2,041,912	0.17588	445,312	1,539,893	1,237,975
Fourth Quarter 2018 (6)	2,203,622	0.17588	483,531	1,669,538	3,295,899
2018 Totals	$8,283,222	$0.70352	$1,656,073	$5,878,104	$5,851,888

First Quarter 2019 (7)	$3,137,064	$0.17588	$552,134	$1,763,630	$773,736

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

(2)
Our board of directors declared distributions for four months (December 2017 through March 2018) beginning in the first quarter of 2018. To transition to a process of declaring dividends prior to the beginning of each month, dividends declared per share of common stock in succeeding quarters reflects four rather than three months of dividends.

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

(6)
The distribution of $749,045 for the month of December 2018 was declared in December 2018 and paid on January 25, 2019. The amount was recorded as a liability as of the balance sheet date December 31, 2018.

(7)
The distribution of $821,300 for the month of March 2019 was declared in February 2019 and paid on April 25, 2019. The amount was recorded as a liability as of March 31, 2019 in the accompanying unaudited condensed consolidated balance sheets.

Our sources of distribution payments were as follows:

Period	Net Rental Income Received	Waived Advisor Asset Management Fees	Deferred Advisor Asset Management Fees	Offering Proceeds (1)
First Quarter 2018	$2,173,195	$—	$—	$—
Second Quarter 2018	1,864,493	—	—	—
Third Quarter 2018	2,041,912	—	—	—
Fourth Quarter 2018	2,203,622	—	—	—
2018 Totals	$8,283,222	$—	$—	$—

First Quarter 2019	$3,137,064	$—	$—	$—

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

For the period January 1, 2018 through March 31, 2019, distributions to stockholders were declared and paid based on daily record dates at rates per share per day. Distributions to stockholders for the period April 1, 2019 through June 30, 2019 were declared on February 28, 2019. The details are as follows:

Distribution Period	Rate Per Share Per Day	Declaration Date	Payment Date
2018
January 1-31	$0.00189113	February 1, 2018	February 26, 2018
February 1-28	$0.00209375	February 1, 2018	March 26, 2018
March 1-31	$0.00189113	March 20, 2018	April 25, 2018
April 1-30	$0.00195417	April 3, 2018	May 25, 2018
May 1-31	$0.00189113	May 1, 2018	June 26, 2018
June 1-30	$0.00195417	June 1, 2018	July 25, 2018
July 1-31	$0.00189113	July 1, 2018	August 27, 2018
August 1-31	$0.00189113	August 1, 2018	September 25, 2018
September 1-30	$0.00195417	September 1, 2018	October 25, 2018
October 1-31	$0.00189113	September 27, 2018	November 26, 2018
November 1-30	$0.00195417	October 29, 2018	December 26, 2018
December 1-31	$0.00189113	November 28, 2018	January 25, 2019
2019
January 1-31	$0.00191183	December 26, 2018	February 25, 2019
February 1-28	$0.00209375	January 31, 2019	March 25, 2019
March 1-31	$0.00192740	February 28, 2019	April 25, 2019
April 1-30	$0.00192740	February 28, 2019	May 28, 2019
May 1-31	$0.00192740	February 28, 2019	June 25, 2019
June 1-30	$0.00192740	February 28, 2019	July 25, 2019
Distributions paid per share of Class S common stock are net of deferred selling commissions.
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

Properties
Portfolio Information
Our wholly-owned real estate investments were as follows:

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
Number of properties:
Retail	9	9	8
Office	10	10	6
Industrial	5	5	5
Total operating properties	24	24	19
Land	1	1	—
Total properties	25	25	19

Leasable square feet:
Retail	185,384	185,384	140,384
Office	616,284	616,284	320,179
Industrial	735,016	735,016	735,016
Total	1,536,684	1,536,684	1,195,579
The above table does not include an approximate 72.7% TIC interest in a 91,740 square feet office property located Santa Clara, California and an approximate 4.8%, 4.8% and 4.4% interest, respectively, in REIT I, an affiliated REIT, as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.
We have a very limited operating history. As of March 31, 2019, we had only acquired: (i) 24 operating properties; (ii) one parcel of land, which currently serves as an easement to one of our office properties; (iii) the TIC Interest and (iv) an approximate 4.8% interest in REIT I, an affiliated REIT. Therefore, we have limited operations. In evaluating these properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have one tenant with a lease that provides for a tenant improvement allowance totaling $3,177,343. The related improvements were completed subsequent to March 31, 2019. As of March 31, 2019, there was a restricted cash deposit of $3,177,343 that was subsequently released to the tenant to reimburse it for these tenant improvements during April 2019 under the terms of the lease agreement.
In addition, we have identified approximately $1,219,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2019. Approximately $279,000 of these improvements are expected to be recoverable from the tenant through their operating expense reimbursements. In addition, there are restricted cash deposits of $309,583 that are available to be used to pay for these improvements. However, we will have to pay for the improvements and the recoveries will be billed over an extended period of time. The remaining costs of approximately $631,000 are not recoverable from tenants. These improvements will be funded from operating cash flows or Offering proceeds.
Recent Market Conditions
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic and political environment has made businesses reluctant to make long-term commitments or changes in their business plans.
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
Recent financial conditions affecting commercial real estate have been stable with low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities ("CMBS") conduits. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we currently expect that financial conditions will remain favorable during 2019, if they were to deteriorate, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under "Critical Accounting Policies" in Part II, Item 7 of our Annual Report on Form 10-K, filed with the SEC on March 29, 2019. There have been no significant changes to our policies during the three months ended March 31, 2019.

Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 9 to our unaudited condensed consolidated financial statements for discussion of commitment and contingencies).
Related-Party Transactions and Agreements
We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or our affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 8 to our unaudited condensed consolidated financial statements for additional details of the various related-party transactions and agreements).
Subsequent Events
See Note 10 to our unaudited condensed consolidated financial statements for events that occurred subsequent to March 31, 2019 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of March 31, 2019.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 9 to our unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
There have been no material changes to the risk factors set forth under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2018, as filed with the SEC on March 29, 2019.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2019, we issued a total of 4,921 shares of Class C common stock to four members of the board of directors for their service as members of the special committee described in Note 1 to our unaudited condensed consolidated financial statements and during April 2019 we issued an additional 4,921 shares of Class C common stock to the four independent directors for their service as board members. Such issuance were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
During the three months ended March 31, 2019, we also issued 114,929 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $1,167,680. Such issuances were made pursuant to the dividend reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.
Use of Proceeds from Sales of Registered Securities
On June 1, 2016, our Registration Statement on Form S-11 (File No. 333-205684) (the "Registration Statement"), covering an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public in the Primary Offering was declared effective under the Securities Act. Pursuant to the Registration Statement, we also registered a maximum of 10,000,000 shares of common stock pursuant to our Registered DRP Offering. The shares of common stock covered by the Registration Statement were renamed and re-designated as Class C shares of common stock pursuant to amendments to our charter that became effective in August 2017.
The Registered Offering commenced on July 20, 2016. Under applicable SEC rules, the Registered Offering will terminate on June 1, 2019, unless terminated earlier by our board of directors. Under applicable SEC rules, the Company is also permitted to file a new registration statement on Form S-11 with the SEC to extend the Registered Offering in accordance with Rule 415 of the Securities Act so that the Company may continue to offer shares of its Class C common stock after June 1, 2019. The board of directors expects to extend the offering in accordance with Rule 415 of the Securities Act, and the Company will notify stockholders by filing a supplement to the prospectus for the Registered Offering with the SEC when its board of directors has determined to continue the Registered Offering beyond June 1, 2019. In some states, we are also required to renew the Registration Statement or file a new registration statement in many states to continue the Registered Offering. We may terminate the Registered Offering at any time. Our board of directors will adjust the price of the Registered Offering shares during the course of the Registered Offering as described in the Registration Statement, as amended.
Through March 31, 2019, we had sold 15,505,770 shares of Class C common stock in the Registered Offering, including 1,077,230 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $155,496,984.
Through March 31, 2019, we have paid $4,705,238 to our Sponsor as reimbursement for organizational and offering costs, which reimbursement is subject to the 3% of gross offering proceeds limitation.
From the commencement of the Registered Offering through March 31, 2019, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $150,832,074, including net offering proceeds from our Registered DRP Offering of $10,829,266. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $255,034,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $6,293,558 and $588,650 were used to pay acquisition fees and financing coordination fees to our Advisor, respectively. Our Sponsor was reimbursed for $4,664,910 of organizational and offering costs. See Note 8 of our unaudited condensed consolidated

PART II – OTHER INFORMATION (continued)

financial statements for details about fees paid to affiliates. In addition, through March 31, 2019, $288,370 of proceeds from the Offerings were used to fund stockholder distributions in connection with rent abatements as described above. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.
Issuer Redemptions of Equity Securities
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended March 31, 2019. As of March 31, 2019, we have not repurchased any shares of our Class S common stock.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
January 2019	124,258	$9.95	$1,236,534
February 2019	41,100	$9.94	408,661
March 2019 (1)	118,460	$9.97	1,181,133
Totals	283,818		$2,826,328

(1)
During the three months ended March 31, 2019, we agreed to repurchase 100% of all shares of Class C common stock requested for repurchase. The shares of Class C common stock requested for repurchase in March 2019 were repurchased in April 2019. We generally repurchase shares approximately three business days following the end of the applicable month in which requests were received.

(2)
Following our calculation of NAV and NAV per share of $10.16, which our board approved on January 11, 2019 and calculated as of December 31, 2018, we repurchase shares based on NAV per share. Share repurchases for any 12-month period will not exceed 2% of our aggregate NAV per month, 5% of our aggregate NAV per quarter, or 20% of our aggregate NAV per year. These repurchase limits are described in greater detail under Share Repurchase Program - Limitations on Repurchase in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019. However, we will only repurchase Class C or Class S shares if, among other conditions, in the opinion of our Advisor, we have sufficient reserves with which to repurchase such shares and at the same time maintain our then-current plan of operations.

Our board may amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program upon 30 days’ notice to Class C stockholders or Class S stockholders, respectively, if the board believes such action is in our and such stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if the board determines that the funds otherwise available to fund our share repurchases are needed for other purposes. Our board may also amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program due to changes in law or regulation, or if the board becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. For more information about the program, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share Repurchase Program of our Annual Report as discussed above.
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
3.7
Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)

10.1
Loan Agreement executed on April 30, 2019 by and between RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P., Rich Uncles NNN LP, LLC and Pacific Mercantile Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on May 2, 2019)

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
**
In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

RW Holdings NNN REIT, Inc.
(Registrant)

By:	/s/ AARON S. HALFACRE
Name:	Aaron S. Halfacre
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ RAYMOND J. PACINI
Name:	Raymond J. Pacini
Title:	Chief Financial Officer (principal financial officer)
Date: May 14, 2019