Form 10-Q
period 2019-06-30
RW HOLDINGS NNN REIT, INC.
filed 2019-08-13
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2019, there were 15,666,057 shares of Class C common stock outstanding and 166,712 shares of Class S common stock outstanding.

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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•
A special committee of our board of directors, which is comprised of the four independent directors, is conducting an exclusive due diligence process in conjunction with their evaluation of a potential transaction with Rich Uncles Real Estate Investment Trust I ("REIT I"), an affiliated REIT, as further discussed in Note 1 to our condensed consolidated financial statements, and there is no assurance that such process will result in any transaction with REIT I on terms acceptable to us or at all.

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

•
Disruptions in the financial markets and uncertain economic conditions affecting us, the geographies or industries in which our properties are concentrated, or our tenants may adversely affect our business, financial condition and results of operations.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Real estate investments:
Land	$41,126,392	$41,126,392
Buildings and improvements	176,367,798	176,367,798
Tenant origination and absorption costs	17,717,819	17,717,819
Total investments in real estate property	235,212,009	235,212,009
Accumulated depreciation and amortization	(15,346,655)	(10,563,664)
Total investments in real estate property, net	219,865,354	224,648,345
Investments in unconsolidated entities (Note 5)	13,987,073	14,275,815
Total real estate investments, net	233,852,427	238,924,160

Cash and cash equivalents	10,635,254	5,252,686
Restricted cash	156,046	3,503,242
Tenant receivables	4,146,339	3,659,114
Above-market lease intangibles, net	535,725	584,248
Due from affiliates (Note 8)	4,236	16,838
Refundable purchase deposits	200,000	100,000
Prepaid expenses and other assets	577,619	234,399
Interest rate swap derivatives	—	151,215
Total assets	$250,107,646	$252,425,902

Liabilities and Stockholders' Equity
Mortgage notes payable, net	$115,032,981	$122,709,308
Unsecured credit facility, net	—	8,998,000
Accounts payable, accrued and other liabilities	4,264,232	7,164,713
Share repurchases payable	822,829	584,676
Below-market lease intangibles, net	2,358,186	2,595,382
Due to affiliates (Note 8)	30,282	979,174
Interest rate swap derivatives	1,023,730	300,929
Total liabilities	123,532,240	143,332,182

Commitments and contingencies (Note 9)

Redeemable common stock	5,762,798	6,000,951

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 15,313,171 and 12,943,294 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	15,313	12,943
Class S common stock $0.001 par value, 100,000,000 shares authorized, 166,448 and 17,594 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	166	18
Additional paid-in-capital	144,011,702	119,247,245
Cumulative distributions and net losses	(23,214,573)	(16,167,437)
Total stockholders' equity	120,812,608	103,092,769
Total liabilities and stockholders' equity	$250,107,646	$252,425,902
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental income	$5,896,266	$4,383,966	$11,781,711	$7,841,944

Expenses:
Fees to affiliates (Note 8)	812,019	477,915	1,624,037	879,230
General and administrative	853,940	836,996	1,393,445	1,449,183
Depreciation and amortization	2,391,495	1,712,469	4,782,991	3,026,745
Interest expense	2,076,725	1,203,260	4,237,075	2,293,876
Property expenses	1,111,936	701,244	2,174,588	1,194,222
Total expenses	7,246,115	4,931,884	14,212,136	8,843,256
Less: Expenses reimbursed by Sponsor or affiliates (Note 8)	(148,233)	(293,939)	(236,232)	(653,453)
Net expenses	7,097,882	4,637,945	13,975,904	8,189,803

Other income:
Interest income	5,645	4,244	11,031	7,920
Income from investments in unconsolidated entities, net	55,955	38,606	129,988	93,485
Total other income	61,600	42,850	141,019	101,405
Net loss	$(1,140,016)	$(211,129)	$(2,053,174)	$(246,454)

Net loss per share, basic and diluted (Note 2)	$(0.08)	$(0.02)	$(0.14)	$(0.02)

Weighted-average number of common shares outstanding, basic and diluted	14,846,259	10,603,387	14,218,770	10,054,089

Dividends declared per common share	$0.176	$0.176	$0.352	$0.410
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2019	14,201,229	$14,201	132,517	$133	$132,742,525	$(19,469,289)	$113,287,570
Issuance of common stock	1,329,089	1,329	33,931	33	13,846,925	—	13,848,287
Stock compensation expense	5,414	5	—	—	54,995	—	55,000
Offering costs	—	—	—	—	(415,299)	—	(415,299)
Repurchase of common stock	(222,561)	(222)	—	—	(2,217,444)	—	(2,217,666)
Distributions declared	—		—	—	—	(2,605,268)	(2,605,268)
Net loss	—	—	—	—	—	(1,140,016)	(1,140,016)
Balance, June 30, 2019	15,313,171	$15,313	166,448	$166	$144,011,702	$(23,214,573)	$120,812,608

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2018	10,098,354	$10,087	3,065	$3	$93,582,794	$(8,292,416)	$85,300,468
Issuance of common stock	1,281,493	1,293	33	—	12,878,052	—	12,879,345
Stock compensation expense	4,300	4	—	—	43,211	—	43,215
Offering costs	—	—	—	—	(386,203)	—	(386,203)
Repurchase of common stock	(201,658)	(201)	—	—	(1,979,438)	—	(1,979,639)
Distributions declared	—		—	—	—	(1,864,493)	(1,864,493)
Net loss	—	—	—	—	—	(211,129)	(211,129)
Balance, June 30, 2018	11,182,489	$11,183	3,098	$3	$104,138,416	$(10,368,038)	$93,781,564
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	12,943,294	$12,943	17,594	$18	$119,247,245	$(16,167,437)	$103,092,769
Issuance of common stock	2,806,991	2,807	148,854	148	30,002,536	—	30,005,491
Stock compensation expense	10,335	10	—	—	104,990	—	105,000
Offering costs	—	—	—	—	(899,863)	—	(899,863)
Repurchase of common stock	(447,449)	(447)	—	—	(4,443,206)	—	(4,443,653)
Distributions declared	—		—		—	(4,993,962)	(4,993,962)
Net loss	—	—	—	—	—	(2,053,174)	(2,053,174)
Balance, June 30, 2019	15,313,171	$15,313	166,448	$166	$144,011,702	$(23,214,573)	$120,812,608

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	8,838,002	$8,838	3,032	$3	$85,324,921	$(6,083,896)	$79,249,866
Issuance of common stock	2,710,514	2,711	66	—	27,217,751	—	27,220,462
Stock compensation expense	8,100	8	—	—	81,397	—	81,405
Offering costs	—	—	—	—	(816,297)	—	(816,297)
Reclassification to redeemable common stock	—	—	—	—	(4,006,748)	—	(4,006,748)
Repurchase of common stock	(374,127)	(374)	—	—	(3,662,608)	—	(3,662,982)
Distributions declared	—		—	—	—	(4,037,688)	(4,037,688)
Net loss	—	—	—	—	—	(246,454)	(246,454)
Balance, June 30, 2018	11,182,489	$11,183	3,098	$3	$104,138,416	$(10,368,038)	$93,781,564
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net loss	$(2,053,174)	$(246,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,782,991	3,026,745
Stock compensation expense	176,667	81,405
Amortization of deferred rents	(683,886)	(609,000)
Amortization of deferred financing costs	390,096	518,391
Amortization of above-market lease intangibles	48,523	48,523
Amortization of below-market lease intangibles	(237,196)	(169,135)
Amortization of deferred lease incentives	30,602	—
Unrealized loss (gain) on interest rate swap valuation	874,016	(220,571)
Income from investments in unconsolidated entities	(129,988)	(93,485)
Distributions from investments in unconsolidated entities	418,730	453,167
Change in operating assets and liabilities:
Decrease (increase) in tenant receivables	196,660	(245,400)
Decrease in due from affiliates	12,602	7,746
Increase in prepaid and other assets	(311,094)	(14,041)
Decrease in accounts payable, accrued and other liabilities	319,774	(509,586)
Decrease in due to affiliate	(949,192)	(710,290)
Net cash provided by operating activities	2,886,131	1,318,015

Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(31,103,596)
Additions to existing real estate investments	—	(749,095)
Payment for tenant improvements	(3,387,699)	—
Payment of acquisition fees to affiliate	—	(930,000)
Refundable purchase deposits	(100,000)	(250,000)
Net cash used in investing activities	(3,487,699)	(33,032,691)

Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	4,869,000	9,000,000
Repayments of unsecured credit facility	(13,869,000)	(21,000,000)
Proceeds from mortgage notes payable	6,350,000	37,845,000
Principal payments on mortgage notes payable	(14,240,853)	(12,442,642)
Refundable loan deposits	—	(35,360)
Payments of deferred financing costs to third parties	(172,797)	(676,190)
Payments of financing fees to affiliates	(63,500)	(209,550)
Proceeds from issuance of common stock and investor deposits	26,340,968	24,551,789
Payments of offering costs	(899,863)	(829,325)
Payments of commissions to Class S distributor	(51,044)	—
Repurchase of common stock	(4,443,653)	(3,662,982)
Distributions paid to common stockholders	(1,182,318)	(727,230)
Net cash provided by financing activities	2,636,940	31,813,510

Net increase in cash, cash equivalents and restricted cash	2,035,372	98,834

Cash, cash equivalents and restricted cash, beginning of period	8,755,928	4,182,755

Cash, cash equivalents and restricted cash, end of period	$10,791,300	$4,281,589

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,979,031	$1,852,121

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification to redeemable common stock	$(238,153)	$(4,006,748)
Reinvested distributions from common stockholders	$3,664,523	$2,668,673
Increase in share repurchases payable	$238,153	$502,508
Accrued dividends	$896,291	$643,202
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
The Company holds its investments in real property through special purpose, wholly-owned limited liability companies, which are wholly-owned subsidiaries of Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership") or through the Operating Partnership. The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owns a 99% partnership interest in, the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 ("NNN LP"), owns the remaining 1% partnership interest in the Operating Partnership and is the sole limited partner. NNN LP is wholly-owned by the Company.
The Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the "Advisor"), a Delaware limited liability company, pursuant to an advisory agreement, as amended (the "Advisory Agreement"). The Advisor is wholly-owned by the Company’s sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC, the "Sponsor"), a Delaware limited liability company whose members include Aaron S. Halfacre and Raymond Wirta, the Company’s Chief Executive Officer and Chairman of the Board of Directors, respectively. On each of June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Sponsor, for a total of 20,000 shares of Class C common stock, at a purchase price of $10.00 per share. As of June 30, 2019 and December 31, 2018, the Sponsor held 10,740 shares of the Company’s Class C common stock.
On July 15, 2015, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the "SEC") to register an initial public offering of a maximum of 90,000,000 shares of common stock for sale to the public (the "Primary Offering"). The Company also registered a maximum of 10,000,000 shares of common stock pursuant to the Company’s distribution reinvestment plan (the "Registered DRP Offering" and, together with the Primary Offering, the "Registered Offering"). The SEC declared the Company’s registration statement effective on June 1, 2016 and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to its securities offering registered with the SEC, the Company sells shares of its "Class C" common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under applicable SEC rules, the current registration statement for the Registered Offering was scheduled to terminate on June 1, 2019, unless the Company filed a new registration statement on Form S-11 with the SEC prior to such date to extend the Registered Offering in accordance with Rule 415 of the Securities Act. On May 24, 2019, the Company filed a new registration statement on Form S-11 with the SEC so that the Company may continue to offer shares of its Class C common stock. The Company’s current registration statement on Form S-11 will terminate when the new registration statement is declared effective by the SEC. As required by some states, the Company is also required to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering.
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
On January 11, 2019, the Company’s board of directors approved and established an estimated net asset value ("NAV") per share of the Company’s common stock of $10.16 (unaudited). Effective January 14, 2019, the purchase price per share of the Company’s common stock in the Offerings and share repurchase program increased from $10.05 (unaudited) to $10.16 (unaudited).

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Through June 30, 2019, the Company had sold 16,834,959 shares of Class C common stock in the Registered Offering, including 1,263,675 shares of Class C common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $169,200,530, and 166,448 shares of Class S common stock in the Class S Offering, including 1,154 shares of Class S common stock sold under its dividend reinvestment plan applicable to Class S common stock, for aggregate gross offering proceeds of $1,689,029.
As of June 30, 2019, the Company had invested in (i) 24 operating properties, comprised of: nine retail properties, 10 office properties and five industrial properties; (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the "TIC Interest"); and (iv) an approximate 4.8% interest in Rich Uncles Real Estate Investment Trust I ("REIT I"), an affiliated REIT.
On January 14, 2019, REIT I announced that it had retained a real estate financial advisor to assist it in evaluating strategic alternatives, which includes marketing its entire real estate properties portfolio (the "REIT I Portfolio") for disposition by sale, merger or other transaction structure. In connection with REIT I’s announcement, on March 19, 2019, the Company announced that it intended to explore a potential acquisition of REIT I or the REIT I Portfolio and that the Company’s board of directors has formed a special committee of the board of directors (the "Special Committee"), consisting solely of independent directors, that is evaluating the potential for a transaction with REIT I.
The members of the Special Committee, comprised of four of the Company’s six directors, have no affiliation with REIT I or the Sponsor. The special committee has engaged UBS Investment Bank as its financial advisor and Morris Manning and Martin, LLP as its legal advisor to assist the Special Committee as it conducts a review of a potential acquisition of REIT I or the REIT I Portfolio.
On June 21, 2019, the Company announced that REIT I conducted a multi-round process whereby bidders submitted proposals to a special committee of the REIT I board of trust managers for preliminary review. As a result of such process, REIT I and the Company determined to commence an exclusive due diligence process. Both parties and their advisors are continuing to evaluate a potential transaction and the Special Committee has not set a definitive timetable for completion of its evaluation. There can be no assurance that the Company will be able to enter into any transaction with REIT I on acceptable terms or at all.
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
Cash and cash equivalents, restricted cash, tenant receivables, due from affiliates, purchase and other deposits, prepaid expenses and other assets, accounts payable, accrued and other liabilities and due to affiliates: These balances approximate their fair values due to the short maturities of these items.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing and for on-site and tenant improvements. Restricted cash as of June 30, 2019 and December 31, 2018 amounted to $156,046 and $3,503,242, respectively.
Pursuant to lease agreements, the Company had obligations to pay for $156,046 and $3,535,163 in site and tenant improvements to be incurred by tenants as of June 30, 2019 and December 31, 2018, respectively, including a 72.7% share of tenant improvements for the Santa Clara property at both balance sheet dates. At June 30, 2019 and December 31, 2018, the Company's restricted cash held to fund the improvements totaled $99,228 and $3,486,927, respectively. As of June 30, 2019 and December 31, 2018, the Company also held restricted cash to fund an impounded property tax. During the second quarter of 2019, $3,387,699 of restricted cash was released to a tenant to reimburse it for tenant improvement costs under the terms of its lease agreement.
Other Comprehensive Loss
For all periods presented, other comprehensive loss is the same as net loss.
Reclassifications
Certain prior period revenue account balances in the statement of operations have been reclassified to conform with the current year presentation. The reclassifications had no impact on net loss.
Per Share Data
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2019 and 2018.
For the three and six months ended June 30, 2019 and 2018, the Company has presented net loss per share amounts on the accompanying condensed consolidated statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for allocating income (loss) in accordance with the provisions of Accounting Standards Codification ("ASC") 260, Earnings per Share, would have resulted in a net loss per share of $(0.06) and $(0.02) for Class C shares for the three months ended June 30, 2019 and 2018, respectively, and $(0.10) and $(0.07) for Class S shares for the three months ended June 30, 2019 and 2018, respectively. The two-class method would have resulted in a net loss per share of $(0.13) and $(0.02) for Class C shares for the six months ended June 30, 2019 and 2018, respectively, and $(0.18) and $(0.11) for Class S shares for the six months ended June 30, 2019 and 2018, respectively.
The differences in net loss per share if allocated under this method primarily reflect the lower effective dividends per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflect the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding.
Distributions
The Company’s board of directors may declare distributions in advance of the periods to which they relate. Because such distributions relate to operations and cash available for distributions to be produced in future periods, these distributions will not included in distributions that are recorded in the current period being reported.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following are the Company’s updated significant accounting policies that have been affected by the adoption of Topic 842 as discussed below in New Accounting Standards Issued and Adopted:
Revenue Recognition
The Company recognizes rental income, tenant reimbursements and other lease-related revenue when all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of the amount due is probable. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Minimum annual rental revenues are recognized in rental income on a straight-line basis over the non-cancelable term of the related lease.
The recognition of rental income commences when the tenant takes possession or controls the physical use of the leased property. In order for the tenant to take possession, the leased property must be substantially complete and ready for its intended use. In order to determine whether the leased property is substantially complete and ready for its intended use, the Company begins by determining whether the Company or the tenant owns the tenant improvements, if the lease agreement provides for tenant improvements.
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
When the Company concludes that the tenant is the owner of tenant improvements, rental income recognition begins when the tenant takes possession of or controls the physical use of the leased property. Any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. In addition, when the Company concludes that the tenant is the owner of tenant improvements for accounting purposes, the Company records its contribution towards such improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net in its consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the related lease.
Tenant Reimbursements
Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income in the period the recoverable costs are incurred. Tenant reimbursements are recorded on a gross basis when the Company pays the associated costs directly to third-party vendors and are reimbursed subsequently by the tenants.
Allowances for Tenant and Deferred Rent Receivables
The Company carries its tenant and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the Company’s adoption of Topic 842 on January 1, 2019, the allowances were increased or decreased through provision for bad debts in the Company’s condensed consolidated statement of operations. Upon the adoption of Topic 842 on January 1, 2019, the determination of the adequacy of the Company's allowances for tenant and deferred rent receivables includes a binary assessment of whether the amounts due under a tenant’s lease agreement are probable of collection.

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
Recent Accounting Pronouncements
New Accounting Standards Issued and Adopted
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board ("FASB") ASU No. 2016-02 "Leases (Topic 842)" and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively "Topic 842"). Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. The Company currently does not have any exposure to Topic 842 from the perspective of a lessee as the operating lease is borne by the Sponsor. The Company's exposure to Topic 842 is primarily as a lessor. The Company has elected to apply the applicable practical expedients provided by Topic 842.
Lessor Accounting
As a lessor, the Company’s leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in Topic 606. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that 1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company’s leasing arrangements, the Company accounted for all lease and nonlease components as one-single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company’s timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 for the three and six months ended June 30, 2019 in the Company’s consolidated statements of operations. The Company also made a conforming reclassification for the prior year’s tenant reimbursements. For the three month periods ended June 30, 2019 and 2018, tenant reimbursements included in rental income amounted to $1,098,603 and $732,934, respectively, and for the six month periods ended June 30, 2019 and 2018, tenant reimbursements included in rental income amounted to $2,186,463 and $1,261,519, respectively.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables
Tenant receivables consisted of the following:

	June 30, 2019	December 31, 2018
Straight-line rent	$2,915,852	$2,231,966
Tenant rent	76	312,171
Tenant reimbursements	1,065,650	1,019,355
Tenant other	164,761	95,622
Total	$4,146,339	$3,659,114
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$470,188	$227,793
Accrued expenses	1,612,897	1,421,197
Accrued dividends	896,291	749,170
Accrued interest payable	429,256	445,481
Unearned rent	749,865	827,338
Deferred commission payable	1,350	1,650
Tenant improvement obligation	104,385	3,492,084
Total	$4,264,232	$7,164,713

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 4. REAL ESTATE INVESTMENTS, NET
As of June 30, 2019, the Company’s real estate investment portfolio consisted of 24 operating properties and one parcel of land in 13 states, consisting of: (i) nine retail, (ii) 10 office and (iii) five industrial properties and (iv) one parcel of land, which currently serves as an easement to one of the Company’s office properties. The following table provides summary information regarding the Company’s real estate investment portfolio as of June 30, 2019:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,053,637	$(1,516,731)	$9,392,753
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(997,540)	3,855,831
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(105,640)	1,292,474
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(135,196)	1,549,233
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(101,501)	1,205,089
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(97,316)	1,188,719
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(99,877)	1,113,852
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(97,041)	1,091,453
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(1,246,883)	8,356,897
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(1,794,441)	11,929,749
exp US Services	Maitland, FL	3/27/2017	Office	5,920,121	388,248	(497,611)	5,810,758
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(734,877)	12,443,411
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(638,485)	10,437,230
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(591,123)	8,038,975
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(465,575)	7,078,614
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(335,108)	6,088,990
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(578,086)	12,276,062
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(1,070,027)	26,287,873
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(1,608,573)	15,510,607
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(960,095)	15,042,394
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
24 Hour Fitness	Las Vegas, NV	7/27/2018	Retail	11,453,337	1,204,973	(428,401)	12,229,909
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(235,372)	7,454,552
Bon Secours	Richmond, VA	10/31/2018	Office	10,042,551	800,356	(308,484)	10,534,423
Costco	Issaquah, WA	12/20/2018	Office	27,263,632	2,765,136	(702,672)	29,326,096
				$217,494,190	$17,717,819	$(15,346,655)	$219,865,354
Current Year Acquisitions and Dispositions
The Company did not acquire or dispose of any property during the six months ended June 30, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Prior Year Acquisitions
During the six months ended June 30, 2018, the Company acquired the following properties:

Property	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below- Market Lease Intangibles	Total
3M	3/29/2018	$758,780	$14,004,039	$2,356,361	$(1,417,483)	$15,701,697
Cummins	4/4/2018	3,347,959	11,117,532	1,536,998	—	16,002,489
Northrop Grumman Parcel	6/21/2018	329,410	—	—	—	329,410
		$4,436,149	$25,121,571	$3,893,359	$(1,417,483)	$32,033,596

Purchase price	$32,033,596
Acquisition fees to affiliate	(930,000)
Cash paid for acquisition of real estate investments	$31,103,596
The capitalized acquisition fees paid to the Advisor for properties acquired during the six months ended June 30, 2018 are as follows:

Property	Amount
3M	$456,000
Cummins	465,000
Northrop Grumman Parcel	9,000
Total	$930,000
The Company also paid the Advisor capitalized acquisition fees of $49,507 during the six months ended June 30, 2018 related to additions to real estate investments. During the three and six months ended June 30, 2018, the Company recognized $906,155 and $929,127, respectively, of total revenue related to the acquired properties.
The non-cancelable lease terms of the properties acquired during the six months ended June 30, 2018 are as follows:

Property	Lease Expiration
3M	7/31/2022
Cummins	2/28/2023
The purchase price allocations reflected in the condensed consolidated financial statements are based upon estimates and assumptions at the time of acquisition that are subject to change which may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities).
Prior Year Disposition
The Company did not dispose of any property during the six months ended June 30, 2018.
Operating Leases
The Company’s real estate properties are primarily leased to tenants under triple-net or double net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

As of June 30, 2019, the future minimum contractual rent payments due to the Company under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

July through December 2019	$8,838,687
2020	17,834,035
2021	16,752,518
2022	15,520,338
2023	13,317,933
2024	12,958,858
Thereafter	46,224,832
$131,447,201
Revenue Concentration
The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$697,522	11.8%	$—	—%
AvAir, Chandler, AZ	$666,774	11.3%	$653,374	14.9%
3M, DeKalb, IL	$—	—%	$506,229	11.5%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$1,376,025	11.7%	$—	—%
AvAir, Chandler, AZ	$1,333,549	11.3%	$1,289,146	16.4%
Asset Concentration
As of June 30, 2019 and December 31, 2018, the Company’s portfolio’s asset concentration (greater than 10% of total assets) was as follows:

	June 30, 2019		December 31, 2018
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
Costco, Issaquah, WA	$29,326,096	11.7%	$29,974,716	11.9%
AvAir, Chandler, AZ	$26,287,873	10.5%	$26,634,909	10.6%

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Intangibles
As of June 30, 2019, the Company’s lease intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$17,717,819	$783,115	$(3,071,253)
Accumulated amortization	(4,569,358)	(247,390)	713,067
Net amount	$13,148,461	$535,725	$(2,358,186)
The intangible assets acquired in connection with these acquisitions have a weighted average amortization period of approximately 7.4 years as of June 30, 2019. The amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
July through December 2019	$1,396,105	$48,524	$(237,195)
2020	2,792,209	97,045	(474,391)
2021	2,375,949	78,994	(474,391)
2022	1,839,880	63,719	(306,829)
2023	1,214,116	63,719	(78,369)
2024	1,066,544	63,719	(67,420)
Thereafter	2,463,658	120,005	(719,591)
	$13,148,461	$535,725	$(2,358,186)

Weighted-average remaining amortization period	7.0 years	6.8 years	9.7 years
NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The Company’s investments in unconsolidated entities are as follows:

	June 30, 2019	December 31, 2018
TIC Interest	$10,627,777	$10,749,332
REIT I	3,359,296	3,526,483
	$13,987,073	$14,275,815
The Company’s income from investments in unconsolidated entities, net is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
TIC Interest	$71,703	$70,907	$152,063	$120,687
REIT I	(15,748)	(32,301)	(22,075)	(27,202)
	$55,955	$38,606	$129,988	$93,485

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

TIC Interest
On September 28, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in an office property in San Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended June 30, 2019 and 2018, the Company received $109,720 and $136,849 in cash distributions from its TIC Interest, respectively, and during the six months ended June 30, 2019 and 2018, the Company received $273,618 and $316,535, respectively.
The following is summarized financial information for the Santa Clara property:

	June 30, 2019	December 31, 2018
Assets:
Real estate investments, net	$31,172,028	$31,668,300
Cash and cash equivalents	523,176	466,379
Other assets	183,352	117,075
Total assets	$31,878,556	$32,251,754
Liabilities:
Mortgage notes payable	$13,871,312	$13,994,844
Below-market lease, net	3,028,569	3,103,778
Other liabilities	53,779	61,188
Total liabilities	16,953,660	17,159,810
Total equity	14,924,896	15,091,944
Total liabilities and equity	$31,878,556	$32,251,754

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$693,571	$713,218	$1,359,992	$1,322,012
Expenses:
Interest expense	143,367	145,960	285,886	290,985
Depreciation and amortization	248,136	248,136	496,272	495,349
Other expenses	203,452	223,358	368,697	369,694
Total expenses	594,955	617,454	1,150,855	1,156,028
Net income	$98,616	$95,764	$209,137	$165,984

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

REIT I
The Company’s investment in REIT I represented an approximate 4.8% ownership interest as of June 30, 2019 and December 31, 2018. The Company recorded its share of loss of REIT I based on REIT I’s results of operations for the three and six months ended June 30, 2019 and 2018. During the three months ended June 30, 2019 and 2018, the Company received $75,746 and $68,316 in cash distributions, respectively, related to its investment in REIT I and during the six months ended June 30, 2019 and 2018, the Company received $145,112 and $136,632, respectively. The following is summarized financial information for REIT I:

	June 30, 2019	December 31, 2018
Assets:
Real estate investments, net	$120,644,631	$125,075,537
Cash and cash equivalents and restricted cash	3,258,934	3,376,145
Other assets	2,647,717	3,070,475
Total assets	$126,551,282	$131,522,157
Liabilities:
Mortgage notes payable, net	$62,033,836	$61,446,068
Below-market lease intangibles, net	2,675,761	3,105,843
Other liabilities	1,535,864	3,359,618
Total liabilities	66,245,461	67,911,529
Redeemable common stock	—	163,572
Total shareholders’ equity	60,305,821	63,447,056
Total liabilities and shareholders’ equity	$126,551,282	$131,522,157

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$3,277,710	$3,365,163	$6,566,354	$6,596,381
Expenses:
Depreciation and amortization	1,444,354	1,409,093	2,886,414	2,857,337
Interest expense	982,223	631,838	1,845,396	1,116,711
Impairment of real estate investment property (1)	—	862,190	—	862,190
Other expenses	1,175,029	1,206,883	2,403,892	2,386,920
Total expenses	3,601,606	4,110,004	7,135,702	7,223,158
Other income:
Other income (2)	—	—	113,773	—
Net loss	$(323,896)	$(744,841)	$(455,575)	$(626,777)
(1)    During the three months ended June 30, 2018, REIT I recorded an impairment charge of $862,190 related to its investment in a property in Antioch, California due to the expiration of the tenant’s lease term at December 31, 2017 and REIT I’s subsequent difficulties encountered during the first half of 2018 in its efforts to re-lease the property at acceptable rent rates and without incurring substantial potential tenant improvement costs. The impairment charge was less than 1.0% of REIT I’s total investments in real estate property and the book value of the property after the impairment charge was less than 2.0% of REIT I’s total investments in real estate property as of June 30, 2018.
(2)    The gain on sale of real estate investment property of $113,773 during the six months ended June 30, 2019 was due to the higher mortgage loan balance and related interest payable of the property in Antioch, California compared to its net book value when it was relinquished in a foreclosure sale on March 13, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 6. DEBT
Mortgage Notes Payable
As of June 30, 2019 and December 31, 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount June 30, 2019	Principal Amount December 31, 2018	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreen properties	$6,925,661	$6,996,469	3.95%	3.95%	7/1/2021
Dana property	4,592,001	4,632,398	4.56%	4.56%	4/1/2023
Six Dollar General properties	3,852,196	3,885,334	4.69%	4.69%	4/1/2022
Wyndham property (2)	5,769,600	5,820,600	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,573,200	4,615,800	One-month LIBOR+2.05%	4.05%	6/5/2022
Omnicare property	4,311,660	4,349,963	4.36%	4.36%	5/1/2026
Harley property	6,808,386	6,868,254	4.25%	4.25%	9/1/2024
Northrop Grumman property	5,738,558	5,809,367	4.40%	4.40%	3/2/2021
EMCOR property	2,887,126	2,911,577	4.35%	4.35%	12/1/2024
exp US Services property	3,416,049	3,446,493	(3)	4.25%	11/17/2024
Husqvarna property	6,379,182	6,379,182	(4)	4.60%	2/20/2028
AvAir property	14,575,000	14,575,000	(5)	4.84%	3/27/2028
3M property	8,350,000	8,360,000	One-month LIBOR+2.25%	5.09%	3/29/2023
Cummins property	8,519,800	8,530,000	One-month LIBOR+2.25%	5.16%	4/4/2023
24 Hour Fitness property (6)	6,333,666	8,900,000	4.64%	4.64%	4/1/2049
Texas Health property (7)	—	4,842,500	One-month LIBOR+4.30%	6.56%	3/13/2019
Bon Secours property	5,250,000	5,250,000	5.41%	5.41%	9/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	1/1/2030
Total mortgage notes payable	117,132,085	125,022,937
Less unamortized deferred financing costs	(2,099,104)	(2,313,629)
	$115,032,981	$122,709,308

(1)
Contractual interest rate represents the interest rate in effect under the mortgage note payable as of June 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2019 consisting of the contractual interest rate and the effect of the interest rate swap, if applicable. For further information regarding the Company’s derivative instruments, see Note 7.

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

(4)
The initial contractual interest rate is 4.60% for the first five years and starting February 21, 2023, the interest rate is the greater of 4.60% or five-year Treasury Constant Maturity ("TCM") plus 2.45% for the second five years.

(5)	The initial contractual interest rate is 4.84% for the first five-years and starting March 28, 2023, the interest rate is the greater of 4.60% or five-year TCM plus 2.45% for the second five-years.

(6)
The loan refinancing on March 7, 2019 reduced the principal amount outstanding and the rate and extended the maturity. The interest rate for the note payable outstanding as of June 30, 2019 adjusts in the 133rd, 253rd and 313th months.

(7)	The loan was fully repaid on the March 13, 2019 maturity date.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

	June 30, 2019			December 31, 2018
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$117,132,085	$115,032,981	$123,128,492	$125,022,937	$122,709,308	$123,821,490
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Unsecured Credit Facility
The Company, together with the Operating Partnership and NNN LP ("Borrowers"), has a Business Loan Agreement and Promissory Note (the "Unsecured Credit Facility") with Pacific Mercantile Bank ("Lender"). The Unsecured Credit Facility was a revolving unsecured line of credit for a maximum principal amount of $9,000,000 and was scheduled to mature on January 26, 2019, unless earlier terminated. The Borrowers received extensions of the Unsecured Credit Facility through April 30, 2019. On April 30, 2019, Borrowers entered into a new Loan Agreement (the "New Credit Facility") with Lender. The New Credit Facility replaces the $9,000,000 unsecured line of credit with Lender, which expired on April 30, 2019. The New Credit Facility is a revolving unsecured line of credit for a maximum principal amount of $10,000,000 and matures on October 1, 2020, unless earlier terminated. The New Credit Facility has similar terms to the expired facility.
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
Under the terms of the New Credit Facility, Borrowers pay a variable rate of interest on outstanding amounts equal to one (1) percentage point over an independent index published in The Wall Street Journal based on the highest rate on corporate loans posted by at least 75% of the largest banks (the "Index"). The interest rate was 6.50% as of June 30, 2019 and December 31, 2018.
The New Credit Facility contains customary representations, warranties and covenants. The Company’s ability to borrow under the New Credit Facility is subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, dividends, corporate existence and financial reporting obligations. The New Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Lender may accelerate the repayment of amounts outstanding under the New Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
As of June 30, 2019 and December 31, 2018 the Company had $0 and $9,000,000 of outstanding borrowings, respectively, under the New Credit Facility and Unsecured Credit Facility, as then in effect.
All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of June 30, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following summarizes the future principal repayments of the Company’s mortgage notes payable and New Credit Facility as of June 30, 2019:

	Mortgage Note Payable	New Credit Facility	Total
July through December 2019	$637,333	$—	$637,333
2020	1,523,095	—	1,523,095
2021	8,223,343	—	8,223,343
2022	14,617,593	—	14,617,593
2023	21,247,852	—	21,247,852
2024	12,966,778	—	12,966,778
Thereafter	57,916,091	—	57,916,091
Total principal	117,132,085	—	117,132,085
Less: Deferred financing costs, net	(2,099,104)	—	(2,099,104)
Net principal	$115,032,981	$—	$115,032,981
Interest Expense
The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mortgage notes payable:
Interest expense	$1,368,662	$996,756	$2,845,158	$1,822,477
Amortization of deferred financing costs	109,071	98,648	379,593	505,534
Loss (gain) on interest rate swaps (1)	562,571	15,877	890,385	(213,389)
Unsecured credit facility:
Interest expense	27,918	83,408	111,436	166,397
Amortization of deferred financing costs	8,503	8,571	10,503	12,857
Total interest expense	$2,076,725	$1,203,260	$4,237,075	$2,293,876

(1)
Includes unrealized loss (gain) on interest rate swaps of $553,490 and $6,235 for the three months ended June 30, 2019 and 2018, respectively, and $874,016 and $(220,571) for the six months ended June 30, 2019 and 2018, respectively, (see Note 7). Accrued interest payable, net of $4,208 and $5,950 at June 30, 2019 and December 31, 2018, respectively, represents the unsettled portion of the interest rate swaps from the last settlement period through the respective balance sheet dates.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps:

	June 30, 2019					December 31, 2018
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	4	$27,212,600	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.71%	4.6 years	4	$27,346,400	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.73%	5.1 years

(i)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amount (outstanding principal balance at the maturity date) as of June 30, 2019 was $24,967,299.

(ii)	The reference rate as of June 30, 2019.

(iii)	The reference rate as of December 31, 2018.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheets:

		June 30, 2019		December 31, 2018
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—	2	$151,215
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	4	$(1,023,730)	2	$(300,929)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at June 30, 2019 or December 31, 2018 were designated as hedging instruments; therefore, the net unrealized loss (gain) recognized on interest rate swaps of $553,490 and $6,235 was recorded as an increase (decrease) in interest expense for the three months ended June 30, 2019 and 2018, respectively, and $874,016 and $(220,571) was recorded as an increase (decrease) in interest expense for the six months ended June 30, 2019 and 2018, respectively (see Note 6).
NOTE 8. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered by issuing shares of Class C common stock to them. The total amount paid was $55,000 and $43,215 for the three months ended June 30, 2019 and 2018, respectively, for which the Company issued 5,414 and 4,300 shares, respectively and $105,000 and $81,405 for the six months ended June 30, 2019 and 2018, respectively, for which the Company issued 10,335 and 8,100 shares, respectively. The Company also accrued $71,667 for directors fees earned in the second quarter of 2019 and paid in the third quarter of 2019.
The Company has entered into an agreement (as amended, the "Advisory Agreement") with the Advisor. On August 9, 2019, the Advisory Agreement was further amended to delete the subordinated participation fee from the agreement. On August 9, 2019, the board of directors of the Company, including all of the independent directors, also approved renewing the Advisory Agreement, which was scheduled to expire on August 11, 2019 to December 31, 2019. This Advisory Agreement entitles the Advisor to specified fees upon the provision of certain services with regard to investments in real estate and the management of those investments, among other services, and the disposition of investments, as well as entitling the Advisor to reimbursement of organizational and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Offerings, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for REIT I and BRIX REIT, Inc. ("BRIX REIT"). During the three and six months ended June 30, 2019 and 2018, no business transactions occurred between the Company and REIT I, or BRIX REIT, Inc., other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I described in Note 5.
Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended	Six Months Ended			Three Months Ended	Six Months Ended
	June 30, 2019		June 30, 2019		June 30, 2018		December 31, 2018
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed:
Asset management fees (1)	$680,019	$1,360,037	$—	$—	$477,915	$879,230	$—	$—
Subordinated participation fees	—	—	—	—	—	—	—	839,050
Operating expense reimbursements (2)	132,000	264,000	—	—	—	—	—	—
Fees to affiliates	812,019	1,624,037			477,915	879,230
Property management fees*	56,122	112,072	—	—	19,212	32,151	—	96,792
Directors and officers insurance and other reimbursements**	70,785	133,675	—	—	36,083	52,716	—	30,164
Expense reimbursements (from) to Sponsor (3)	(148,233)	(236,232)	4,236	2,313	(293,939)	(653,453)	16,838	—
Capitalized:
Acquisition fees	—	—	—	—	496,358	952,358	—	—
Financing coordination fees	—	63,500	—	—	—	209,550	—	—
Reimbursable organizational and offering expenses (4)	—	—	—	27,969	386,053	816,297	—	13,168
			$4,236	$30,282			$16,838	$979,174

*	Property management fees are classified within property operating expenses in the condensed consolidated statements of operations.

**	Directors and officers insurance and other reimbursements are classified within general and administrative expenses in the condensed consolidated statements of operations.

(1)
To the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three and six months ended June 30, 2019 and 2018, the Advisor did not waive any of the asset management fees. In addition to amounts presented in this table, the Company also incurred asset management fees to the Advisor of $47,977 and $47,977 related to the TIC Interest during the three months ended June 30, 2019 and 2018, respectively, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities and $95,953 and $95,953 during the six months ended June 30, 2019 and 2018, respectively (see Note 5).

(2)	Reflects reimbursement for personnel and overhead costs billed by the Advisor in compliance with the 2%/25% Limitation.

(3)
Includes payroll costs related to Company employees that answer questions from prospective stockholders. See "Investor Relations Payroll Expense Reimbursement from Sponsor" below. The Sponsor has agreed to reimburse the Company for these investor relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. The expense reimbursements from the Sponsor for the six months ended June 30, 2019 and 2018 also include $(40,915) of refund to the Sponsor and $99,945 of employment related legal fees, respectively, which the Sponsor agreed to reimburse the Company. The receivables related to these costs are reflected in "Due from affiliates" in the condensed consolidated balance sheets.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(4)
As of June 30, 2019, the Sponsor had incurred $8,815,104 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds resulting in a total reimbursement amount of $5,120,687 as of June 30, 2019.

Organizational and Offering Expenses
The Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses to the extent they exceed 3% of gross offering proceeds. As of June 30, 2019, the Sponsor has incurred organizational and offering expenses in excess of 3% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future stockholders, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain. As of June 30, 2019, the Company has reimbursed the Sponsor $5,092,718 in organizational and offering costs. The Company’s maximum liability for organizational and offering costs through June 30, 2019 was $5,120,687, of which $27,969 was payable as of June 30, 2019 and is included in "Due to affiliates" in the condensed consolidated balance sheet.
Investor Relations Payroll Expense Reimbursement from Sponsor
The Company employs investor relations personnel that answer inquiries from potential investors regarding the Company and/or its Registered Offering. The payroll expense associated with the investor relations personnel is reimbursed by the Sponsor. The Sponsor considers these payroll costs to be offering expenses. The payroll expense reimbursements from the Sponsor for the three months ended June 30, 2019 and 2018 were $143,997 and $242,416, respectively, and for the six months ended June 30, 2019 and 2018 were $272,911 and $553,508, respectively. The reduction in reimbursements during the 2019 period reflects a reduction in the number of investor relations personnel and related costs.
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
Asset Management Fees
The Company pays the Advisor, as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the total investment value, as defined (the "Asset Management Fee"), as of the end of the preceding month plus the book value of any properties or property improvements acquired during the month pro-rated based on the number of days owned. The Asset Management Fee is payable monthly on the last business day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year is deferred without interest and may be paid in such other fiscal year as the Advisor shall determine. Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the three months ended June 30, 2019 and 2018 was $680,018 and $477,915 respectively, none of which was waived. The total amount of Asset Management Fees incurred in the six months ended June 30, 2019 and 2018 was $1,360,037 and $879,230 respectively, of which none was waived. There were no Asset Management Fees payable at June 30, 2019 and December 31, 2018.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Financing Coordination Fees
Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company pays to the Advisor or such affiliate a financing coordination fee equal to 1% of the amount of such financing. The Company did not pay any financing coordination fees during the three months ended June 30, 2019 and 2018 as there were no loans obtained during both quarters, and paid $63,500 and $209,550 of financing coordination fees during the six months ended June 30, 2019 and 2018 related to one and three loans, respectively.
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
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company pays the Advisor or one of its affiliates 3% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or its affiliates, the disposition fees paid to the Advisor, the Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three and six months ended June 30, 2019 and 2018.
Subordinated Participation Fees
For 2017 and 2018, the Company owed the Advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year which was paid in the immediately following January. On August 9, 2019, the Advisory Agreement was amended to delete the subordinated participation fee from the agreement.
The subordinated participation fee was only due if the Preferred Return, as defined, was achieved and was equal to the sum of (using terms as defined in the Advisory Agreement):

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

The Company calculated subordinated participation fees of $839,050 and $315,802 which were accrued as of December 31, 2018 and 2017, respectively, and paid in cash during the first quarter of 2019 and 2018, respectively.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Leasing Commission Fees
If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company pays the Advisor or such affiliate leasing commissions equal to 6% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3% in lieu of the aforementioned 6% commission. There were no leasing commission fees incurred during the three and six months ended June 30, 2019 and 2018.
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
The Company is in compliance with the 2%/25% Limitation for operating expenses for the four fiscal quarters ended June 30, 2019.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Tenant Improvements
Pursuant to lease agreements, as of June 30, 2019 and December 31, 2018, the Company had obligations to pay for $401,392 and $3,789,091, respectively, in site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara property. During the second quarter of 2019, $3,387,699 of the restricted cash balance as of December 31, 2018 was released to a tenant to reimburse it for tenant improvement costs under the terms of the lease agreement. At June 30, 2019 and December 31, 2018, the Company had $99,228 and $3,486,927 of restricted cash held to fund tenant improvements.
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
The Company has the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that it lacks readily available funds to do so due to market conditions beyond the Company’s control, its need to maintain liquidity for its operations or because the Company determines that investing in real property or other illiquid investments is a better use of its capital than repurchasing its shares. In the event that the Company repurchases some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro-rata basis. In addition, the Company’s board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 30 days’ notice if its directors believe such action is in the Company and its stockholders’ best interests. The Company’s board of directors may also amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that the Company believes should be publicly disclosed before shares are repurchased.
In order to protect the interests of long-term investors, on August 7, 2019, the board of directors amended the share repurchase program for the Class C common stock to require that shares be held for 90 days after they have been issued to the applicable stockholder before the Company will accept requests for repurchase. This policy is being implemented to:

•	avoid disruption to cash management and real estate investment activity;

•	reduce the cost burden incurred from short-term share repurchase requests; and

•	protect the Company, its stockholders and corresponding financial institutions from fraudulent cyber activities.
In accordance with the terms of the share repurchase program, this amendment will become effective 30 days after this Form 10-Q and a related supplement to the prospectus for the Registered Offering are filed with the SEC.
Legal and Regulatory Matters
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
Offering Status
Through July 31, 2019, the Company had sold 17,264,957 shares of Class C common stock in the Offering, for aggregate gross offering proceeds of $173,569,307, which included 1,328,904 shares of Class C common stock sold under its distribution reinvestment plan, for gross proceeds of $13,386,283. As of July 31, 2019, the Company has sold 166,712 shares of Class S common stock in the Offering, for aggregate gross offering proceeds of $1,691,705, which included 1,417 shares of Class S common stock sold under its dividend reinvestment plan for gross proceeds of $14,377.
Distributions
On June 25, 2019, the Company’s board of directors declared distributions based on daily record dates for the period July 1 through July 31, 2019 at the rate of $0.00189113 per share per day on the outstanding shares of its common stock, which the Company will pay on August 26, 2019.
On July 31, 2019, the Company’s board of directors declared distributions based on daily record dates for the period August 1 through August 31, 2019 at the rate of $0.00189113 per share per day on the outstanding shares of its common stock, which the Company will pay on September 25, 2019.
Redeemable Common Stock
Subsequent to June 30, 2019, the Company redeemed 82,525 shares of Class C common stock for $822,829 in July 2019 and 178,005 shares of Class C common stock for $1,769,216 in August 2019.
Advisory Agreement
On August 9, 2019, the Advisory Agreement was amended to delete the subordinated participation fee from the agreement. On August 9, 2019, the board of directors of the Company, including all of the independent directors, also approved renewing the Advisory Agreement, which was scheduled to expire on August 11, 2019 to December 31, 2019.

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
Subject to certain restrictions and limitations, our business is externally managed by our advisor, Rich Uncles NNN REIT Operator, LLC (our "Advisor"), a Delaware limited liability company wholly-owned by our sponsor, BrixInvest, LLC (d/b/a Rich Uncles LLC, our "Sponsor"), pursuant to the Second Amended and Restated Advisory Agreement between us, our Advisor and our Sponsor (as amended, the "Advisory Agreement"). Our Advisor manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 8 to our unaudited condensed consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 24, 2015, our Sponsor purchased 10,000 shares of common stock for $100,000 and became the initial stockholder. Our Sponsor purchased another 10,000 shares of common stock on December 31, 2015 for $100,000. On July 15, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of 90,000,000 shares of common stock for sale to the public (the "Primary Offering"). We also registered a maximum of 10,000,000 shares of common stock pursuant to our distribution reinvestment plan (the "Registered DRP Offering" and together with the Primary Offering, the "Registered Offering"). The SEC declared our registration statement effective on June 1, 2016 and we commenced the sale of our shares to the public on July 20, 2016. Pursuant to our Registered Offering, we do not retain a broker-dealer to offer our shares. Rather, we offer shares of our Class C common stock directly to the public.
Under applicable SEC rules, the current registration statement for the Registered Offering was scheduled to terminate on June 1, 2019, unless we filed a new registration statement on Form S-11 with the SEC prior to such date to extend the Registered Offering in accordance with Rule 415 of the Securities Act. On May 24, 2019, we filed a new registration statement on Form S-11 with the SEC so that we may continue to offer shares of our Class C common stock. Our current registration statement on Form S-11 will terminate when the new registration statement is declared effective by the SEC. We reserve the right to terminate the Registered Offering at any time, and will terminate the Registered Offering if we sell our maximum offering amount of Class C common stock. If we terminate the Registered Offering, we will notify stockholders by filing a prospectus supplement with the Securities and Exchange Commission. The Registered Offering must be registered in every state in which we offer or sell our shares and, as a result, we are also required to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering. Therefore, we may have to stop selling shares in any state in which our registration for the Registered Offering is not renewed or otherwise extended.
On August 11, 2017, we began offering up to 100,000,000 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the "Class S Offering" and, together with the Registered Offering, the "Offerings"). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation except that the Class S common stock offered in the Class S Offering may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees. We reserve the right to terminate the Class S Offering at any time.
On January 11, 2019, our board of directors approved and established an estimated net asset value ("NAV") per share of our common stock in the Offering of $10.16 (unaudited). Effective January 14, 2019, the purchase price per share of our common stock in the Offerings increased from $10.05 (unaudited) to $10.16 (unaudited).
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
REIT I conducted a multi-round process whereby bidders submitted proposals to a special committee of the REIT I board of trust managers for preliminary review. As a result of such process, we and REIT I determined to commence an exclusive due diligence process. Both parties and their advisors are continuing to evaluate a potential transaction. The Special Committee has not set a definitive timetable for completion of its evaluation. There can be no assurance that we will be able to enter into any transaction with REIT I on terms acceptable to us or at all.
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
Our primary business consists of acquiring, financing and owning single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of June 30, 2019, we owned 24 operating properties in 13 states consisting of retail, office and industrial properties and a parcel of land which serves as an easement to one of our operating properties, a tenant-in-common real estate investment in a property located in Santa Clara, California in which we have an approximate 72.7% interest (the "TIC Interest") and a real estate investment in REIT I, an affiliated REIT, in which we have an approximate 4.8% interest. The net book value of these investments at June 30, 2019 was $233,852,427.
With respect to our diversified portfolio of 24 operating properties as of June 30, 2019:

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

•	With an outstanding mortgage note payable balance of $115,032,981, net of deferred financing costs.
Of the 24 operating properties in the portfolio as of June 30, 2019, all 24, or 100%, are single-tenant properties. At June 30, 2019, all 24 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 6.8 years.
As of June 30, 2019, we also have an approximate 4.8% interest in REIT I and an approximate 72.7% TIC Interest in a property located in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor.

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

Our independent directors have approved an allocation of up to $10 million to be invested in properties with less than five years of remaining lease term that can be purchased at a discount, repositioned by negotiating an extended lease term with the tenant and then either sold at a profit or held in the Company’s portfolio. Prior to purchasing such properties, our Advisor will assess the expected probability of obtaining an extended lease term from the tenant by evaluating, among other factors, the property’s performance (e.g. store sales and profitability), location, population in the immediate area, current rent in relation to the market, local competition, age of the property and quality of existing tenant improvements.
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
Our aggregate borrowings, secured and unsecured, from financial institutions must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 50% of the cost of our tangible assets, calculated at cost before deducting depreciation or other non-cash reserves. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. As of June 30, 2019, our leverage ratio was 47%.
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

As of June 30, 2019, the outstanding principal balances of our mortgage notes payable and the unsecured revolving credit facility, before unamortized deferred financing costs, were $117,132,085 and $0, respectively. The unsecured revolving credit facility, which was scheduled to mature on January 26, 2019, was extended to a maturity date of April 30, 2019. On April 30, 2019, the Company entered into a loan agreement for a new revolving credit facility for a maximum principal amount of $10,000,000, maturing on October 1, 2020 on similar terms to the expired facility. As of June 30, 2019, our pro-rata share (approximately 4.8%) of REIT I’s mortgage notes payable was $3,029,139 and our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $10,225,651. See Note 6 to our consolidated financial statements for additional information regarding our outstanding indebtedness.
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
Cash Flow Summary
The following table summarizes our cash flow activity for the six months ended June 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$2,886,131	$1,318,015
Net cash used in investing activities	$(3,487,699)	$(33,032,691)
Net cash provided by financing activities	$2,636,940	$31,813,510
Cash Flows from Operating Activities
For the six months ended June 30, 2019 and 2018, net cash provided by operating activities was $2,886,131 and $1,318,015, respectively.
The cash provided by operating activities during the six months ended June 30, 2019 primarily reflects adjustments to our net loss of $2,053,174 for net non-cash charges of $5,670,555 primarily related to depreciation and amortization, unrealized loss on interest rate swap valuation, amortization of deferred financing costs, distributions from investments in unconsolidated entities and stock compensation expense, partially offset by amortization of deferred rents, amortization of below-market lease intangibles and income from investment in unconsolidated entities. In addition, the net non-cash charges were partially offset by a net change in operating assets and liabilities of $731,250 during the six months ended June 30, 2019 due to increases in prepaid expenses and other assets and a decrease due to affiliates, offset in part by a decrease in tenant receivable and increases in accounts payable, accrued and other liabilities.
The cash provided by operating activities during the six months ended June 30, 2018 was primarily reflects adjustments to our net loss of $246,454 for net non-cash charges of $3,036,040 primarily related to depreciation and amortization, amortization of deferred financing costs, distributions from investments in unconsolidated entities and common stock compensation expense, partially offset by amortization of deferred rents, unrealized gain on interest rate swap valuation, amortization of below-market lease intangibles and income from investments in unconsolidated entities. In the addition, the net non-cash charges were also partially offset by a net change in operating assets and liabilities of $1,471,571 during the six months ended June 30, 2018 due to an increase in tenant receivables and decreases in accounts payable, accrued and other liabilities and due to affiliates.
We expect that our cash flows from operating activities before changes in operating assets and liabilities will continue to be positive in the next twelve months as a result of anticipated future acquisitions of real estate and the related operating contributions from such investments, as well as from a full year of operations for the properties which we acquired during 2018.

Cash Flows from Investing Activities
Net cash used in investing activities was $3,487,699 for the six months ended June 30, 2019 and consisted of the following:

•	$3,387,699 payment of an obligation related to previously recorded tenant improvement; and

•	$100,000 a refundable real estate purchase deposit;
Net cash used in investing activities was $33,032,691 for the six months ended June 30, 2018 and consisted of the following:

•	$31,103,596 for the acquisition of two properties;

•	$749,095 of additions to existing real estate investments;

•	$930,000 for the payment of acquisition fees to affiliate, and

•	$250,000 of refundable deposits and other acquisition costs.
Cash Flows from Financing Activities
Net cash used in financing activities was $2,636,940 for the six months ended June 30, 2019 and consisted of the following:

•	$26,340,968 of proceeds from issuance of common stock and investor deposits, partially offset by payments for offering costs and commissions of $950,907; and

•
$6,350,000 of proceeds from mortgage notes payable; more than offset by principal payments of $14,240,853 and deferred financing cost payments of $172,797 to third parties and $63,500 to an affiliate; and

•	$4,869,000 of proceeds from borrowings on our unsecured credit facility; more than offset by $13,869,000 of repayments on our unsecured credit facility; offset in part by

•	$4,443,653 used for repurchases of shares under the share repurchase plan; and

•	$1,182,318 of distributions paid to common stockholders.
Net cash provided by financing activities was $31,813,510 for the six months ended June 30, 2018 and consisted of the following:

•	$24,551,789 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $829,325;

•	$37,845,000 of proceeds from mortgage notes payable, partially offset by principal payments of $12,442,642 and deferred financing cost payments of $676,190 to third parties and $209,550 to affiliates;

•
$9,000,000 of proceeds from borrowings on our unsecured credit facility obtained in 2018, which were used to repay our former unsecured credit facility along with additional repayments during the period aggregating a total of $21,000,000 in repayments;

•	$3,662,982 used for repurchases of shares under the share repurchase plan;

•	$727,230 of distributions paid to stockholders; and

•	$35,360 paid for refundable loan deposits.
Results of Operations
As of June 30, 2019, we owned (i) 24 operating properties (ii) one parcel of land used as easement to one of our operating properties, (iii) an approximate 72.7% TIC Interest and (iv) an approximate 4.8% interest in REIT I, an affiliated REIT. We did not acquire any operating property during the first half of 2019 compared to two operating property acquisitions in the first half of 2018 (acquired March 29, 2018 and April 4, 2018). During 2018, we acquired a total of six operating properties.
We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates will each increase in the next twelve months as a result of the 2018 acquisitions discussed above and our anticipated future acquisitions of real estate investments. Our results of operations for the six months ended June 30, 2019 are not indicative of those expected in future periods as we are continuing to raise capital through the Offerings and expect to acquire additional properties.

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
Rental Income
Rental income, including tenant reimbursements for the three months ended June 30, 2019 and 2018 was $5,896,266 and $4,383,966, respectively. The significant increase quarter-over-quarter primarily reflects rental income from the five operating properties acquired subsequent to March 31, 2018 (one in the second quarter and two each in the third and fourth quarters). Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of June 30, 2019 was $17,562,000.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliate, were $812,019 and $477,915, respectively, for the three months ended June 30, 2019 and 2018 for our investments in operating property. The fee is equal to 0.1% of the total investment value of our properties on a monthly basis. The significant increase quarter-over-quarter was primarily due to the increase in the number of operating properties owned from 19 properties on April 1, 2018 to 24 properties as of June 30, 2019. In addition, we incurred asset management fees to the Advisor of $95,953 related to our approximate 72.7% TIC Interest during the each of the three months ended June 30, 2019 and 2018, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities. In addition, we incurred $132,000 of operating expense reimbursement in the current year quarter which reflects the portion of the operating expenses incurred by our Advisor allocated to us. We did not incur a similar operating expense reimbursement in the prior year quarter as such reimbursement would have caused us to exceed the 2%/25% Limitation for operating expenses for the four fiscal quarters ended June 30, 2019.
General and Administrative
General and administrative expenses were $853,940 and $836,996 for the three months ended June 30, 2019 and 2018, respectively. The increase quarter-over-quarter was primarily due to an increase in legal and professional services fees and administrative costs, partially offset by a reduction in the number of investor relations personnel and related costs.
Depreciation and Amortization
Depreciation and amortization expense was $2,391,495 and $1,712,469 for the three months ended June 30, 2019 and 2018, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase quarter-over-quarter was primarily due to the five additional operating properties acquired from April through December 2018.
Interest Expense
Interest expense was $2,076,725 and $1,203,260 for the three months ended June 30, 2019 and 2018, respectively (see Note 6 for the detail of the components of interest expense). The significant increase quarter-over-quarter was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $83,475,000 during the three months ended June 30, 2018 to approximately $117,264,000 during the three months ended June 30, 2019. Average unsecured credit facility borrowings were approximately $4,500,000 during the three months ended June 30, 2018 compared to $2,035,000 during the three months ended June 30, 2019.
Property Expenses
Property expenses were $1,111,936 and $701,244 for the three months ended June 30, 2019 and 2018, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase quarter-over-quarter was primarily due to the five additional operating properties acquired from April through December 2018.
Expenses Reimbursed by Sponsor or Affiliates
Expenses reimbursed by our Sponsor or affiliates were $148,233 and $293,939 for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, the amounts reimbursed by the Sponsor for investor relations payroll costs were $148,233 and $242,416, respectively. The 2018 quarter also includes $51,523 of employment related legal fees which were reimbursed by the Sponsor. The reduction in reimbursements corresponds primarily to the reduced number of investor relations personnel and related costs as described above under general and administrative expenses.

Other Income
Interest income was $5,645 and $4,244 for the three months ended June 30, 2019 and 2018, respectively.
Income from investments in unconsolidated entities was $55,955 and $38,606 for the three months ended June 30, 2019 and 2018, respectively. This represents our approximate 4.8% and 4.4% interest, respectively, in REIT I's results of operations and our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the three months ended June 30, 2019 and 2018, respectively.
Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
Rental Income
Rental income, including tenant reimbursements for the six months ended June 30, 2019 and 2018 was $11,781,711 and $7,841,944, respectively. The significant increase period-over-period primarily reflects rental income from the six operating properties acquired in 2018. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of June 30, 2019 was $17,562,000.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliate, were $1,624,037 and $879,230, respectively, for the six months ended June 30, 2019 and 2018 for our investments in operating property. The fee is equal to 0.1% of the total investment value of our properties on a monthly basis. The significant increase period-over-period was primarily due to the increase in the number of operating properties owned from 18 properties on January 1, 2018 to 24 properties as of June 30, 2019. In addition, we incurred asset management fees to the Advisor of $95,953 related to our approximate 72.7% TIC Interest during each of the six months ended June 30, 2019 and 2018, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities. In addition, we incurred $264,000 of operating expense reimbursement in the current year period which reflects the portion of the operating expenses incurred by our Advisor allocated to us. We did not incur a similar operating expense reimbursement in the prior year period as such reimbursement would have caused us to exceed the 2%/25% Limitation for operating expenses for the four fiscal quarters ended June 30, 2019.
General and Administrative
General and administrative expenses were $1,393,445 and $1,449,183 for the six months ended June 30, 2019 and 2018, respectively. The significant decrease period-over-period was primarily due to a reduction in the number of investor relations personnel and related costs, partially offset by an increase in legal and professional services fees and administrative costs.
Depreciation and Amortization
Depreciation and amortization expense was $4,782,991 and $3,026,745 for the six months ended June 30, 2019 and 2018, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase period-over-period was primarily due to the six additional operating properties acquired in 2018.
Interest Expense
Interest expense was $4,237,075 and $2,293,876 for the six months ended June 30, 2019 and 2018, respectively (see Note 6 for the detail of the components of interest expense). The significant increase period-over-period was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $76,392,000 during the six months ended June 30, 2018 to approximately $119,851,000 during the six months ended June 30, 2019, along with a loss on interest rate swaps (see Note 6 of Notes to unaudited condensed consolidated financial statements). Average unsecured credit facility borrowings were approximately $7,000,000 during the six months ended June 30, 2018 compared to $4,356,000 during the six months ended June 30, 2019.

Property Expenses
Property expenses were $2,174,588 and $1,194,222 for the six months ended June 30, 2019 and 2018, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase period-over-period was primarily due to the six additional operating properties acquired in 2018.
Expenses Reimbursed by Sponsor or Affiliates
Expenses reimbursed by our Sponsor or affiliates were $236,232 and $653,453 for the six months ended June 30, 2019 and 2018, respectively. For the first six months ended June 30, 2019 and 2018, the amounts reimbursed by the Sponsor for investor relations payroll costs were $277,148 and $553,508, respectively. The expense reimbursements from the Sponsor during the six months ended June 30, 2019 and 2018 also include $(40,915) of refund to the Sponsor and $99,945 of employment related legal fees, respectively, which the Sponsor agreed to reimburse. The reduction in reimbursements corresponds primarily to the reduced number of investor relations personnel and related costs as described above under general and administrative expenses.
Other Income
Interest income was $11,031 and $7,920 for the six months ended June 30, 2019 and 2018, respectively.
Income from investments in unconsolidated entities was $129,988 and $93,485 for the six months ended June 30, 2019 and 2018, respectively. This represents our approximate 4.8% and 4.4% interest, respectively, in REIT I's results of operations and our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the six months ended June 30, 2019 and 2018, respectively.
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
As of June 30, 2019, we had not directly incurred any organizational and offering costs related to the Offerings as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offerings are not recorded in our financial statements as of June 30, 2019 other than to the extent of 3% of the gross offering proceeds. Through June 30, 2019, our Sponsor had incurred organizational and offering costs on our behalf in connection with our Offerings of $8,815,104. Through June 30, 2019, we had recorded $5,120,687 of organizational and offering costs, of which $27,969 was payable to the Sponsor or affiliates. See Note 8 to our unaudited condensed consolidated financial statements for additional information.

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
Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

	Total Distributions	Distributions Declared	Distributions Paid		Cash Flows Provided by Operating
Period (1)(2)	Declared	Per Share	Cash	Reinvested	Activities
First Quarter 2018 (3)	$2,173,195	$0.17588	$335,216	$1,260,232	$38,144
Second Quarter 2018 (4)	1,864,493	0.17588	392,014	1,408,441	1,279,870
Third Quarter 2018 (5)	2,041,912	0.17588	445,312	1,539,893	1,237,975
Fourth Quarter 2018 (6)	2,203,622	0.17588	483,531	1,669,538	3,295,899
2018 Totals	$8,283,222	$0.70352	$1,656,073	$5,878,104	$5,851,888

First Quarter 2019 (7)	$2,388,694	$0.17588	$552,134	$1,763,630	$773,736
Second Quarter 2019 (8)	2,605,268	0.17588	630,184	1,900,893	2,112,395
2019 Totals	$4,993,962	$0.35176	$1,182,318	$3,664,523	$2,886,131

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

(2)
Our board of directors declared distributions for four months (December 2017 through March 2018) beginning in the first quarter of 2018. To transition to a process of declaring dividends prior to the beginning of each month, dividends declared per share of common stock in succeeding quarters reflects four rather than three months of dividends.

(3)	The distribution of $577,747 for the month of March 2018 was declared in March 2018 and paid on April 25, 2018. The amount was recorded as a liability as of March 31, 2018.

(4)	The distribution of $641,785 for the month of June 2018 was declared in June 2018 and paid on July 25, 2018. The amount was recorded as a liability as of June 30, 2018.

(5)	The distribution of $698,492 for the month of September 2018 was declared in September 2018 and paid on October 25, 2018. The amount was recorded as a liability as of September 30, 2018.

(6)	The distribution of $749,170 for the month of December 2018 was declared in December 2018 and paid on January 25, 2019. The amount was recorded as a liability as of December 31, 2018.

(7)	The distribution of $821,300 for the month of March 2019 was declared in February 2019 and paid on April 25, 2019. The amount was recorded as a liability as of March 31, 2019.

(8)
The distribution of $896,291 for the month of June 2019 was declared in February 2019 and paid on July 25, 2019. The amount was recorded as a liability as of June 30, 2019 in the accompanying unaudited condensed consolidated balance sheets.

Our sources of distribution payments were as follows:

Period	Total Sources of Distributions	Net Rental Income Received	Waived Advisor Asset Management Fees	Deferred Advisor Asset Management Fees	Offering Proceeds (1)
First Quarter 2018	$2,173,195	$2,173,195	$—	$—	$—
Second Quarter 2018	1,864,493	1,864,493	—	—	—
Third Quarter 2018	2,041,912	2,041,912	—	—	—
Fourth Quarter 2018	2,203,622	2,203,622	—	—	—
2018 Totals	$8,283,222	$8,283,222	$—	$—	$—

First Quarter 2019	$2,388,694	$2,388,694	$—	$—	$—
Second Quarter 2019	2,605,268	2,605,268	—	—	—
2019 Totals	$4,993,962	$4,993,962	$—	$—	$—

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

For the period January 1, 2018 through June 30, 2019, distributions to stockholders were declared and paid based on daily record dates at rates per share per day. Distributions to stockholders for the period April 1, 2019 through June 30, 2019 were declared on February 28, 2019. The details are as follows:

Distribution Period	Rate Per Share Per Day	Declaration Date	Payment Date
2018
January 1-31	$0.00189113	February 1, 2018	February 26, 2018
February 1-28	$0.00209375	February 1, 2018	March 26, 2018
March 1-31	$0.00189113	March 20, 2018	April 25, 2018
April 1-30	$0.00195417	April 3, 2018	May 25, 2018
May 1-31	$0.00189113	May 1, 2018	June 26, 2018
June 1-30	$0.00195417	June 1, 2018	July 25, 2018
July 1-31	$0.00189113	July 1, 2018	August 27, 2018
August 1-31	$0.00189113	August 1, 2018	September 25, 2018
September 1-30	$0.00195417	September 1, 2018	October 25, 2018
October 1-31	$0.00189113	September 27, 2018	November 26, 2018
November 1-30	$0.00195417	October 29, 2018	December 26, 2018
December 1-31	$0.00189113	November 28, 2018	January 25, 2019
2019
January 1-31	$0.00191183	December 26, 2018	February 25, 2019
February 1-28	$0.00209375	January 31, 2019	March 25, 2019
March 1-31	$0.00192740	February 28, 2019	April 25, 2019
April 1-30	$0.00192740	February 28, 2019	May 28, 2019
May 1-31	$0.00192740	February 28, 2019	June 25, 2019
June 1-30	$0.00192740	February 28, 2019	July 25, 2019
July 1-31	$0.00189113	June 25, 2019	August 26, 2019 *
August 1-31	$0.00189113	July 31, 2019	September 25, 2019 *

*	Projected payment date.
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
Properties
Portfolio Information
Our wholly-owned real estate investments were as follows:

	As of
	June 30, 2019	December 31, 2018	June 30, 2018
Number of properties:
Retail	9	9	8
Office	10	10	7
Industrial	5	5	5
Total operating properties	24	24	20
Land	1	1	1
Total properties	25	25	21

Leasable square feet:
Retail	185,384	185,384	140,384
Office	616,284	616,284	407,409
Industrial	735,016	735,016	735,016
Total	1,536,684	1,536,684	1,282,809
The above table does not include an approximate 72.7% TIC interest in a 91,740 square feet office property located Santa Clara, California and an approximate 4.8%, 4.8% and 4.4% interest, respectively, in REIT I, an affiliated REIT, as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.
We have a very limited operating history. As of June 30, 2019, we had only acquired: (i) 24 operating properties; (ii) one parcel of land, which currently serves as an easement to one of our office properties; (iii) the TIC Interest and (iv) an approximate 4.8% interest in REIT I, an affiliated REIT. Therefore, we have limited operations. In evaluating these properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have one tenant with a lease that provided for a tenant improvement allowance totaling $3,486,927. The majority of the related improvements were completed by June 30, 2019 and $3,387,699 was released to reimburse the tenant for these tenant improvements during the second quarter of 2019 under the terms of the lease agreement. As of June 30, 2019, there was a restricted cash deposit of $99,228 available to reimburse the tenant for the remaining tenant improvement under the terms of the lease agreement.

In addition, we have identified approximately $863,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2019. Approximately $197,000 of these improvements are expected to be recoverable from the tenant through their operating expense reimbursements. The remaining costs of approximately $666,000 that are not recoverable from tenants are expected to be capitalized. These improvements will be funded from operating cash flows or Offering proceeds.
Recent Market Conditions
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic and political environment has made businesses reluctant to make long-term commitments or changes in their business plans. Recent acceleration of the trade war between the U.S. and China has increased the level of uncertainty and could ultimately lead to recession. The inverted yield curve could also be an indicator of a future recession. Potential declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under "Critical Accounting Policies" in Part II, Item 7 of our Annual Report on Form 10-K, filed with the SEC on March 29, 2019. There have been no significant changes to our policies during the three months ended June 30, 2019.
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
Subsequent Events
See Note 10 to our unaudited condensed consolidated financial statements for events that occurred subsequent to June 30, 2019 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal and Regulatory Matters in Note 9 to our unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
There have been no material changes to the risk factors set forth under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2018, as filed with the SEC on March 29, 2019.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During April 2019 we issued a total of 4,921 shares of Class C common stock to the four independent directors for their service as board members and during May 2019 we issued an additional 492 shares of Class C common stock to two of the independent directors for their service as committee chairs. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
During the three months ended June 30, 2019, we also issued 33,931 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $344,745. Of such issuances, 503 shares for gross offering proceeds of $5,096 were made pursuant to the dividend reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.
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
The Registered Offering commenced on July 20, 2016. Under applicable SEC rules, the current registration statement for the Registered Offering was scheduled to terminate on June 1, 2019, unless the Company filed a new registration statement on Form S-11 with the SEC prior to such date to extend the Registered Offering in accordance with Rule 415 of the Securities Act. On May 24, 2019, the Company filed a new registration statement on Form S-11 with the SEC so that the Company may continue to offer shares of its Class C common stock. The Company’s current registration statement on Form S-11 will terminate when the new registration statement is declared effective by the SEC. As required by some states, the Company is also required to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering Our board of directors may terminate the Registered Offering at any time. Our board of directors will adjust the price of

PART II – OTHER INFORMATION (continued)

the Registered Offering shares during the course of the Registered Offering as described in the registration statement, as amended, for the Registered Offering.
Through June 30, 2019, we had sold 16,834,959 shares of Class C common stock in the Registered Offering, including 1,263,675 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $169,200,530.
Through June 30, 2019, we have paid $5,120,687 to our Sponsor as reimbursement for organizational and offering costs, which reimbursement is subject to the 3% of gross offering proceeds limitation.
From the commencement of the Registered Offering through June 30, 2019, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $164,124,514, including net offering proceeds from our Registered DRP Offering of $12,723,556. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $251,697,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $6,293,558 and $652,150 were used to pay acquisition fees and financing coordination fees to our Advisor, respectively. Our Sponsor was reimbursed for $5,092,718 of organizational and offering costs. See Note 8 of our unaudited condensed consolidated financial statements for details about fees paid to affiliates. In addition, through June 30, 2019, $288,370 of proceeds from the Offerings were used to fund stockholder distributions in connection with rent abatements as described above. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.
Issuer Redemptions of Equity Securities
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended June 30, 2019. As of June 30, 2019, we have not repurchased any shares of our Class S common stock.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
April 2019	118,460	$9.97	$1,181,165
May 2019	49,822	$9.93	494,683
June 2019 (1)	54,279	$9.98	541,818
Totals	222,561		$2,217,666

(1)
During the three months ended June 30, 2019, we agreed to repurchase 100% of all shares of Class C common stock requested for repurchase. The shares of Class C common stock requested for repurchase in June 2019 were repurchased in July 2019. We generally repurchase shares approximately three business days following the end of the applicable month in which requests were received.

(2)
Following our calculation of NAV and NAV per share of $10.16 (unaudited), which our board approved on January 11, 2019 and calculated as of December 31, 2018, we repurchase shares based on NAV per share. Share repurchases for any 12-month period will not exceed 2% of our aggregate NAV per month, 5% of our aggregate NAV per quarter, or 20% of our aggregate NAV per year. These repurchase limits are described in greater detail under Share Repurchase Program - Limitations on Repurchase in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019. However, we will only repurchase Class C or Class S shares if, among other conditions, in the opinion of our Advisor, we have sufficient reserves with which to repurchase such shares and at the same time maintain our then-current plan of operations.

Our board may amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program upon 30 days’ notice to Class C stockholders or Class S stockholders, respectively, if the board believes such action is in our and such stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if the board determines that the funds otherwise available to fund our share repurchases are needed for other purposes. Our board may also amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program due to changes in law or regulation, or if the board becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. For more information about the program, see Part II, Item 5. Market for Registrant’s

PART II – OTHER INFORMATION (continued)

Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share Repurchase Program of our Annual Report as discussed above. See also Part II, Item 5. Other Information below in this report for information about an amendment to our share repurchase program.
Item 5. Other Information
In order to protect the interests of long-term investors, on August 7, 2019, the board of directors amended the share repurchase program for the Class C common stock to require that shares be held for 90 days after they have been issued to the applicable stockholder before the Company will accept requests for repurchase. This policy is being implemented to:

•	avoid disruption to cash management and real estate investment activity;

•	reduce the cost burden incurred from short-term share repurchase requests; and

•	protect the Company, its stockholders and corresponding financial institutions from fraudulent cyber activities.
In accordance with the terms of the share repurchase program, this amendment will become effective 30 days after this Form 10-Q and a related supplement to the prospectus for the Registered Offering are filed with the SEC.
On August 7, 2019, the Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into between the Company and each officer and director of the Company (each, an “indemnitee”). The Company anticipates that it will enter into substantially similar Indemnification Agreements with any new directors and officers.  The Indemnification Agreement requires the Company to indemnify the indemnitee, subject to certain conditions and exceptions specified in the Indemnification Agreement, against all judgments, penalties, fines and amounts paid in settlement and for all expenses, including attorneys’ fees, in each case actually and reasonably incurred by the indemnitee or on its behalf in any covered proceeding by reason of such indemnitee’s service to the Company or any other company or enterprise to which service is or was provided by the indemnitee at the Company’s request. In addition, the Indemnification Agreement provides for the advancement of expenses incurred by the indemnitee in connection with any covered proceeding, subject to the indemnitee’s obligation to repay such expenses in the event it is ultimately determined that the indemnitee is not entitled to be indemnified for such expenses under the circumstances provided therein. The rights provided by the Indemnification Agreement are in addition to any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled under applicable law, the Company’s charter or bylaws, or otherwise.
On August 9, 2019, the Advisory Agreement was amended to delete the subordinated participation fee from the agreement. On August 9, 2019, the board of directors of the Company, including all of the independent directors, also approved renewing the Advisory Agreement, which was scheduled to expire on August 11, 2019 to December 31, 2019.
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.
EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1*	Amended and Restated Share Repurchase Program (Class C Common Stock)
10.1*	Amendment No. 2 to Second Amended and Restated Advisory Agreement between RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operator and BrixInvest, LLC
10.2*	Form of Director and Officer Indemnification Agreement Dated August 7, 2019
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Filed herewith.
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
Date: August 13, 2019