Form 10-Q
period 2019-09-30
RW HOLDINGS NNN REIT, INC.
filed 2019-11-13
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2019, there were 15,545,720 shares of Class C common stock outstanding and 186,260 shares of Class S common stock outstanding.

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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•
There can be no certainty that the pending merger or self-management transactions described in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 below will be consummated, and failure to consummate the pending merger or the self-management transaction could negatively affect our future business and financial results. In the event that the pending merger and self-management transactions are consummated, we will assume potential liabilities related to Rich Uncle Real Estate Investment Trust I (in the case of the merger) and our sponsor and advisor (in the case of the self-management transaction), and our performance will suffer if we do not effectively integrate and manage our expanded operations following these transactions.

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

•
Cash for distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements to our sponsor or fees paid to our advisor, and the amount of distributions we pay, if any, is uncertain.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to qualify as a REIT for U.S. federal income tax purposes.

•
Until the self-management transaction described in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 below, we are dependent upon our advisor, sponsor and their affiliates to conduct our operations, and adverse changes in their financial health could cause our operations to suffer; our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

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

Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Item 1A of this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Real estate investments:
Land	$41,126,392	$41,126,392
Buildings and improvements	176,555,229	176,367,798
Tenant origination and absorption costs	17,717,819	17,717,819
Total investments in real estate property	235,399,440	235,212,009
Accumulated depreciation and amortization	(17,740,380)	(10,563,664)
Total investments in real estate property, net	217,659,060	224,648,345
Investments in unconsolidated entities (Note 5)	13,727,158	14,275,815
Total real estate investments, net	231,386,218	238,924,160

Cash and cash equivalents	12,115,498	5,252,686
Restricted cash	177,204	3,503,242
Tenant receivables	4,969,896	3,659,114
Above-market lease intangibles, net	511,464	584,248
Due from affiliates (Note 8)	5,377	16,838
Refundable purchase deposit	—	100,000
Non-refundable purchase deposit	2,000,000	—
Other assets	2,141,135	234,399
Interest rate swap derivatives	—	151,215
Total assets	$253,306,792	$252,425,902
Liabilities and Stockholders' Equity
Mortgage notes payable, net	$114,824,998	$122,709,308
Unsecured credit facility, net	—	8,998,000
Accounts payable, accrued and other liabilities	5,200,892	7,164,713
Share repurchases payable	1,203,835	584,676
Below-market lease intangibles, net	2,239,589	2,595,382
Due to affiliates (Note 8)	644	979,174
Interest rate swap derivatives	1,245,261	300,929
Total liabilities	124,715,219	143,332,182

Commitments and contingencies (Note 10)

Redeemable common stock	2,558,713	6,000,951

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 15,916,672 and 12,943,294 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	15,916	12,943
Class S common stock $0.001 par value, 100,000,000 shares authorized, 186,260 and 17,594 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	186	18
Additional paid-in-capital	152,936,157	119,247,245
Cumulative distributions and net losses	(26,919,399)	(16,167,437)
Total stockholders' equity	126,032,860	103,092,769
Total liabilities and stockholders' equity	$253,306,792	$252,425,902
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental income	$6,125,957	$4,725,279	$17,907,668	$12,567,223

Expenses:
Fees to affiliates (Note 8)	812,349	532,355	2,436,386	1,411,585
General and administrative	918,636	598,578	2,312,081	2,047,761
Depreciation and amortization	2,393,725	1,861,649	7,176,716	4,888,394
Interest expense	1,738,791	1,070,860	5,975,866	3,364,736
Property expenses	1,362,661	772,394	3,537,249	1,966,616
Total expenses	7,226,162	4,835,836	21,438,298	13,679,092
Less: Expenses reimbursed by Sponsor or affiliates (Note 8)	(96,104)	(298,645)	(332,336)	(952,098)
Net expenses	7,130,058	4,537,191	21,105,962	12,726,994

Other income:
Interest income	45,940	4,648	56,971	12,568
Income from investments in unconsolidated entities, net	37,570	69,863	167,558	163,348
Total other income	83,510	74,511	224,529	175,916
Net (loss) income	$(920,591)	$262,599	$(2,973,765)	$16,145

Net (loss) income per share, basic and diluted (Note 2)	$(0.06)	$0.02	$(0.20)	$0.00

Weighted-average number of common shares outstanding, basic and diluted	15,809,624	11,611,906	14,754,347	10,578,708

Dividends declared per common share	$0.176	$0.176	$0.528	$0.586
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2019	15,313,171	$15,313	166,448	$166	$144,011,702	$(23,214,573)	$120,812,608
Issuance of common stock	988,121	988	19,812	20	10,238,741	—	10,239,749
Stock compensation expense	10,334	10	—	—	104,990	—	105,000
Offering costs	—	—	—	—	(307,068)	—	(307,068)
Reclassification to redeemable common stock	—	—	—	—	2,823,079	—	2,823,079
Repurchase of common stock	(394,954)	(395)	—	—	(3,935,287)	—	(3,935,682)
Distributions declared	—	—	—	—	—	(2,784,235)	(2,784,235)
Net loss	—	—	—	—	—	(920,591)	(920,591)
Balance, September 30, 2019	15,916,672	$15,916	186,260	$186	$152,936,157	$(26,919,399)	$126,032,860

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2018	11,182,489	$11,183	3,098	$3	$104,138,416	$(10,368,038)	$93,781,564
Issuance of common stock	1,154,690	1,154	34	—	11,603,826	—	11,604,980
Stock compensation expense	4,800	5	—	—	48,235	—	48,240
Offering costs	—	—	—	—	(348,015)	—	(348,015)
Repurchase of common stock	(207,652)	(208)	—	—	(2,055,962)	—	(2,056,170)
Distributions declared	—	—	—	—	—	(2,041,912)	(2,041,912)
Net income	—	—	—	—	—	262,599	262,599
Balance, September 30, 2018	12,134,327	$12,134	3,132	$3	$113,386,500	$(12,147,351)	$101,251,286
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	12,943,294	$12,943	17,594	$18	$119,247,245	$(16,167,437)	$103,092,769
Issuance of common stock	3,795,112	3,795	168,666	168	40,241,277	—	40,245,240
Stock compensation expense	20,669	21	—	—	209,979	—	210,000
Offering costs	—	—	—	—	(1,206,930)	—	(1,206,930)
Reclassification to redeemable common stock	—	—	—	—	2,823,079	—	2,823,079
Repurchase of common stock	(842,403)	(843)	—	—	(8,378,493)	—	(8,379,336)
Distributions declared	—	—	—	—	—	(7,778,197)	(7,778,197)
Net loss	—	—	—	—	—	(2,973,765)	(2,973,765)
Balance, September 30, 2019	15,916,672	$15,916	186,260	$186	$152,936,157	$(26,919,399)	$126,032,860

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	8,838,002	$8,838	3,032	$3	$85,324,921	$(6,083,896)	$79,249,866
Issuance of common stock	3,865,204	3,865	100	—	38,821,577	—	38,825,442
Stock compensation expense	12,900	13	—	—	129,632	—	129,645
Offering costs	—	—	—	—	(1,164,313)	—	(1,164,313)
Reclassification to redeemable common stock	—	—	—	—	(4,006,747)	—	(4,006,747)
Repurchase of common stock	(581,779)	(582)	—	—	(5,718,570)	—	(5,719,152)
Distributions declared	—	—	—	—	—	(6,079,600)	(6,079,600)
Net income	—	—	—	—	—	16,145	16,145
Balance, September 30, 2018	12,134,327	$12,134	3,132	$3	$113,386,500	$(12,147,351)	$101,251,286
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net (loss) income	$(2,973,765)	$16,145
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,176,716	4,888,394
Stock compensation expense	281,667	129,645
Amortization of deferred rents	(991,009)	(910,390)
Amortization of deferred financing costs	511,336	654,146
Amortization of above-market lease intangibles	72,784	72,784
Amortization of below-market lease intangibles	(355,793)	(287,732)
Amortization of deferred lease incentives	45,903	—
Unrealized loss (gain) on interest rate swap valuation	1,095,547	(406,023)
Income from investments in unconsolidated entities	(167,558)	(163,348)
Distributions from investments in unconsolidated entities	716,215	557,968
Change in operating assets and liabilities:
Increase in tenant receivables	(319,773)	(606,798)
Increase in other assets	(102,872)	(148,851)
Increase (decrease) in accounts payable, accrued and other liabilities	541,315	(279,972)
Decrease in due to affiliates, net	(967,518)	(959,979)
Net cash provided by operating activities	4,563,195	2,555,989

Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(50,863,080)
Additions to existing real estate investments	(181,972)	(749,094)
Payment for tenant improvements	(3,387,699)	—
Payment of acquisition fees to affiliate	(5,459)	(1,541,108)
Costs related to pending merger with an affiliate	(1,005,523)	—
Refund (payment) of refundable purchase deposit	100,000	(500,000)
Non-refundable purchase deposit	(2,000,000)	—
Net cash used in investing activities	(6,480,653)	(53,653,282)

Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	4,869,000	18,450,000
Repayments of unsecured credit facility	(13,869,000)	(30,450,000)
Proceeds from mortgage notes payable	6,350,000	51,587,500
Principal payments on mortgage notes payable	(14,557,433)	(12,664,740)
Refundable loan deposits	(171,000)	—
Payments of deferred financing costs to third parties	(175,311)	(996,010)
Payments of deferred financing fees to affiliates	(63,500)	(209,550)
Proceeds from issuance of common stock and investor deposits	34,559,949	34,616,876
Payments of offering costs	(1,206,930)	(1,177,728)
Payments of commissions to Class S distributor	(632)	—
Repurchase of common stock	(8,379,336)	(5,719,152)
Distributions paid to common stockholders	(1,901,575)	(1,172,542)
Net cash provided by financing activities	5,454,232	52,264,654

Net increase in cash, cash equivalents and restricted cash	3,536,774	1,167,361

Cash, cash equivalents and restricted cash, beginning of period	8,755,928	4,182,755

Cash, cash equivalents and restricted cash, end of period	$12,292,702	$5,350,116

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,372,246	$2,940,543

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification (from) to redeemable common stock	$(3,442,238)	$3,422,345
Reinvested distributions from common stockholders	$5,685,291	$4,208,566
Increase in share repurchases payable	$619,159	$584,402
Accrued dividends	$937,863	$698,492
Unpaid capitalized costs related to pending merger with an affiliate	$620,647	$—
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
The Company holds its investments in real property through special purpose, limited liability companies which are wholly-owned subsidiaries of Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership") or through the Operating Partnership. The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owns a 99% partnership interest in, the Operating Partnership. Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 ("NNN LP"), owns the remaining 1% partnership interest in the Operating Partnership and is the sole limited partner. NNN LP is wholly-owned by the Company.
The Company is externally managed by its advisor, Rich Uncles NNN REIT Operator, LLC (the "Advisor"), a Delaware limited liability company, pursuant to an advisory agreement, as amended (the "Advisory Agreement"). The Advisor is wholly-owned by the Company’s sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC, the "Sponsor"), a Delaware limited liability company whose members include Aaron S. Halfacre and Raymond Wirta, the Company’s Chief Executive Officer and Chairman of the Board of Directors, respectively. On each of June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Sponsor, for a total of 20,000 shares of Class C common stock, at a purchase price of $10.00 per share. As of September 30, 2019 and December 31, 2018, the Sponsor held 10,740 shares of the Company’s Class C common stock.
On July 15, 2015, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the "SEC") to register an initial public offering of a maximum of 90,000,000 shares of common stock for sale to the public (the "Primary Offering"). The Company also registered a maximum of 10,000,000 shares of common stock pursuant to the Company’s distribution reinvestment plan (the "Registered DRP Offering" and, together with the Primary Offering, the "Registered Offering"). The SEC declared the Company’s registration statement effective on June 1, 2016 and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to its securities offering registered with the SEC, the Company is eligible to sell shares of its "Class C" common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Registered Offering is currently suspended. See “Temporary Suspension of Primary Offerings, Distribution Reinvestment Plans and Share Repurchase Programs” below.
Under applicable SEC rules, the current registration statement for the Registered Offering was scheduled to terminate on June 1, 2019, but remained effective because the Company filed a new registration statement on Form S-11 with the SEC on May 24, 2019 to extend the Registered Offering in accordance with Rule 415 of the Securities Act. On October 18, 2019, the Company filed a pre-effective amendment to its Form S-11 which includes the Company’s updated plan of distribution whereby the Company will offer its Class C common stock through North Capital Private Securities Corporation (“North Capital”), a registered broker dealer.
The Company’s current registration statement on Form S-11 will terminate when the new registration statement is declared effective by the SEC. As required by some states, the Company is also required to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering.
On August 11, 2017, the Company began offering up to 100,000,000 shares of its Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the "Class S Offering" and, together with the Registered Offering, the "Offerings"). The Class S common stock has similar features and rights as the Class C common stock with respect to voting and liquidation except that the Class S common stock offered in the Class S offering may be sold through brokers or other persons who may be paid upfront and/or deferred selling commissions and fees. The Class C Offering is currently suspended. See “Temporary Suspension of Primary Offerings, Distribution Reinvestment Plans and Share Repurchase Programs” below.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

On January 11, 2019, the Company’s board of directors approved and established an estimated net asset value ("NAV") per share of the Company’s common stock of $10.16 (unaudited). Effective January 14, 2019, the purchase price per share of the Company’s common stock in the Offerings and share repurchase program ("SRP") increased from $10.05 (unaudited) to $10.16 (unaudited).
Through September 30, 2019, the Company had sold 17,823,024 shares of Class C common stock in the Registered Offering, including 1,461,804 shares of Class C common stock sold under its Registered DRP Offering, for aggregate gross offering proceeds of $179,039,271, and 186,260 shares of Class S common stock in the Class S Offering, including 1,948 shares of Class S common stock sold under its dividend reinvestment plan applicable to Class S common stock, for aggregate gross offering proceeds of $1,890,319.
As of September 30, 2019, the Company had invested in (i) 24 operating properties, comprised of: nine retail properties, 10 office properties and five industrial properties; (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the "TIC Interest"); and (iv) an approximate 4.8% interest in Rich Uncles Real Estate Investment Trust I ("REIT I"), an affiliated REIT.
Pending Merger
On March 19, 2019, the Company announced that it intended to explore a potential acquisition of REIT I, an affiliated real estate investment trust that is sponsored by the Company's Sponsor and is approximately 4.8% owned by the Company as further discussed in Note 5, or its real estate properties portfolio (the "REIT I Portfolio") and that it had formed a special committee of all independent directors (the "Special Committee") to evaluate the potential for a transaction with REIT I. The Special Committee engaged UBS Securities LLC as its financial advisor and Morris Manning & Martin, LLP as its legal advisor to assist the Special Committee regarding the potential acquisition of REIT I or the REIT I Portfolio. REIT I conducted a multi-round bidding process directed by Cushman & Wakefield. The bidding process resulted in a short list of bidders submitting acquisition bids, including the Company's bid, to a special committee of REIT I's board of trust managers for review. On June 21, 2019, the Company announced that following REIT I's review of all bids, REIT I and the Special Committee commenced an exclusive due diligence process in order to determine whether a potential transaction might result.
On September 20, 2019 the Company announced that it had entered into an agreement and plan of merger (the "Merger Agreement") pursuant to which a business combination would be effected by a merger of REIT I with the Company's subsidiary (the "Merger") and REIT I's existence would cease. The Merger is subject to certain closing conditions, including the approval of the Merger by both the Company's stockholders and REIT I’s shareholders, as discussed below. If approved, the Merger is expected to close as soon as practicable following the Company's annual stockholders' meeting, which currently is scheduled to be held on December 17, 2019, and the satisfaction of the closing conditions. The combined company following the Merger will retain the Company's name. The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each of REIT I's common shares (the “REIT I Common Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than REIT I Common Shares owned by the Company) will be automatically canceled and retired, and converted into the right to receive one share of the Company's Class C common stock (the “Class C Common Stock”), with any fractional REIT I Common Shares converted into a corresponding number of fractional shares of Class C Common Stock. REIT I currently owns 20 single tenant operating retail, office and industrial assets.
On October 22, 2019, the Company filed a joint proxy statement and prospectus with the SEC related to the annual meeting of stockholders to be held on December 17, 2019 to vote on the Merger and other matters. Stockholders of record on October 21, 2019 are eligible to vote on the proposal to approve the Merger. There can be no assurance that the Merger will close.
Pending Self-Management Transaction
In addition, on September 20, 2019, the Company announced that it had entered into a contribution agreement (the "Contribution Agreement") with the Sponsor and Daisho OP Holdings, LLC, a wholly-owned subsidiary of the Sponsor (“Daisho). The Contribution Agreement provides for a series of transactions, agreements, and amendments to the Company’s existing agreements and arrangements whereby the Company will acquire substantially all of the assets of the Sponsor in exchange for 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”) in the Operating Partnership (the “Self-Management Transaction”).

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Prior to the closing of the Self-Management Transaction, (i) substantially all of the Sponsor’s assets and liabilities will be contributed to Daisho’s wholly-owned subsidiary, modiv, LLC (“modiv”), and (ii) the Sponsor will spin off Daisho to the Sponsor’s members (the “Spin Off”). Pursuant to the Self-Management Transaction, Daisho will contribute to the Operating Partnership all of the membership interests in modiv in exchange for the Class M OP Units. As a result of these transactions and the Self-Management Transaction, the Sponsor, through its subsidiary, Daisho, will transfer all of its operating assets, including but not limited to (a) all personal property used in or necessary for the conduct of the Sponsor’s business, (b) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto and certain domain names, (c) all continuing employees, and (d) certain other assets and liabilities, to modiv, and will distribute 100% of the ownership interests in Daisho to the members of the Sponsor in the Spin Off. The Sponsor is currently engaged in the business of serving directly or indirectly as our sponsor and advisor as well as REIT I’s advisor, and was the sponsor and advisor for BRIX REIT, Inc. (“BRIX REIT”) until the BRIX REIT advisory agreement was terminated effective October 28, 2019. The Company is the sole general partner of the Operating Partnership. Therefore, upon the consummation of the Self-Management Transaction, the Company will become self-managed, and if the Merger is consummated, the combined company following the Merger would become self-managed.
The terms of the Class M OP Units to be issued in the Self-Management Transaction will be set forth in a Second Amended and Restated Limited Partnership Agreement, which will become effective upon the closing of the Self-Management Transaction (the “Amended OP Agreement”). The Class M OP Units will be non-voting, non-dividend accruing, and will not be able to be transferred or exchanged prior to the one-year anniversary of completing the Self-Management Transaction. Following the one-year anniversary of completing the Self-Management Transaction, the Class M OP Units will be convertible into units of Class C limited partnership interests in the Operating Partnership (“Class C OP Units”) at a conversion ratio of five Class C OP Units for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction varies depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of completing the Self-Management Transaction. Under the Amended OP Agreement, the Class C OP Units will continue to be exchangeable for cash or shares of our Class C Common Stock on a one for one basis, as the Company determines. The Class M OP Units will be eligible for an increase in the conversion ratio if the Company achieves the agreed-upon targets for assets under management and adjusted funds from operations in 2021, 2022 and 2023.
As of September 30, 2019, the Company had incurred $2,426,530 in costs related to the Merger and the Self-Management Transaction. The Merger will be accounted for as an asset acquisition and the related costs will be capitalized and allocated to the assets acquired upon completion of the Merger. The Self-Management Transaction will be accounted for as an acquisition of a business and the related costs are charged to expense. The Company allocated the costs of the financial and legal advisors between the Merger and the Self-Management Transaction based on the relative value of the transactions, resulting in $1,626,170 of Merger costs recorded in other assets pending completion of the Merger and $800,360 of expenses for the Self-Management Transaction recorded as general and administrative expenses.
Temporary Suspension of Primary Offerings, Distribution Reinvestment Plans and Share Repurchase Programs
On September 18, 2019, the board of directors of the Company approved the temporary suspension of the Primary Offering, which is registered with the SEC under the Securities Act, and the primary offering portion of the Class S Offering, which the Company offers exclusively to non-U.S. investors. The Company’s automatic investment program was also temporarily suspended effective as of the close of business on September 18, 2019. The Company filed a pre-effective amendment to its Form S-11 on October 18, 2019, which includes the Company’s updated plan of distribution whereby the Company will offer its Class C common stock through North Capital, a registered broker dealer. On October 23, 2019, North Capital filed an application with the Financial Industry Regulatory Authority ("FINRA") with respect to the offering of the Company’s Class C common stock. The Registered Offering of the Company’s Class C common stock is expected to recommence following receipt of a no objection letter from FINRA, and the SEC declaring the registration statement effective. Upon recommencement of the Registered Offering, stockholders enrolled in the automatic investment program will again automatically purchase shares pursuant to such program unless otherwise determined by the Company’s board of directors.
The board of directors of the Company also approved the temporary suspension of the DRPs for Class C Common Stock and Class S Common Stock effective September 18, 2019 and the temporary suspension of the SRPs for Class C Common Stock and Class S Common Stock effective October 19, 2019. Redemption requests submitted prior to 10 a.m. PDT on October 19, 2019 were honored in accordance with the terms of the SRPs. Pursuant to the suspension of the DRPs, beginning September 19, 2019, all future distributions shall be paid to the Company's stockholders in cash until the DRPs are reinstated. The DRPs and the SRPs will remain suspended until such time, if any, as the Company’s board of directors, in its discretion, may approve the reinstatement of the DRPs and SRPs.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Should the Merger be completed, the Company currently anticipates the reinstatement of the SRPs to occur shortly after the closing of the transaction, which is expected to occur in late December 2019 or early January 2020.
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
Cash and cash equivalents, restricted cash, tenant receivables, due from affiliates, purchase and other deposits, other assets, accounts payable, accrued and other liabilities and due to affiliates: These balances approximate their fair values due to the short maturities of these items.

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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing and for on-site and tenant improvements. Restricted cash as of September 30, 2019 and December 31, 2018 amounted to $177,204 and $3,503,242, respectively.
Pursuant to lease agreements, the Company had obligations to pay for $156,046 and $3,535,163 in site and tenant improvements to be incurred by tenants as of September 30, 2019 and December 31, 2018, respectively, including a 72.7% share of tenant improvements for the Santa Clara property at both balance sheet dates. At September 30, 2019 and December 31, 2018, the Company's restricted cash held to fund the improvements totaled $100,135 and $3,486,927, respectively, and the Company also held restricted cash to fund an impounded property tax. During the nine months ended September 30, 2019, $3,387,699 of restricted cash was released to a tenant to reimburse it for tenant improvement costs under the terms of its lease agreement.
Other Comprehensive Income (Loss)
For all periods presented, other comprehensive income (loss) is the same as net income (loss).
Reclassifications
Certain prior period revenue account balances in the statement of operations have been reclassified to conform with the current year presentation. The reclassifications had no impact on net loss.
Per Share Data
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share of common stock equals basic income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2019 and 2018.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

For the three and nine months ended September 30, 2019 and 2018, the Company has presented net (loss) income per share amounts on the accompanying condensed consolidated statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for allocating (loss) income in accordance with the provisions of Accounting Standards Codification ("ASC") 260, Earnings per Share, would have resulted in a net (loss) income per share of $(0.05) and $0.02 for Class C shares for the three months ended September 30, 2019 and 2018, respectively, and $(0.02) and $(0.03) for Class S shares for the three months ended September 30, 2019 and 2018, respectively. The two-class method would have resulted in a net (loss) income per share of $(0.20) and $0.00 for Class C shares for the nine months ended September 30, 2019 and 2018, respectively, and $(0.20) and $(0.13) for Class S shares for the nine months ended September 30, 2019 and 2018, respectively.
The differences in net (loss) income per share if allocated under this method primarily reflect the lower effective dividends per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflect the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding.
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
Recent Accounting Pronouncements
New Accounting Standards Issued and Adopted
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board ("FASB") ASU No. 2016-02 "Leases (Topic 842)" and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively "Topic 842"). Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. The Company currently does not have any exposure to Topic 842 from the perspective of a lessee as the operating lease is borne by the Sponsor. The Company's exposure to Topic 842 is primarily as a lessor. The Company has elected to apply the applicable practical expedients provided by Topic 842. If the Self-Management Transaction is completed, the Company will address the impact of being a lessee for its administrative offices.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Lessor Accounting
As a lessor, the Company’s leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in Topic 606. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that 1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company’s leasing arrangements, the Company accounted for all lease and nonlease components as one-single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company’s timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 for the three and nine months ended September 30, 2019 in the Company’s consolidated statements of operations. The Company also made a conforming reclassification for the prior year’s tenant reimbursements. For the three month periods ended September 30, 2019 and 2018, tenant reimbursements included in rental income amounted to $1,328,373 and $815,216, respectively, and for the nine month periods ended September 30, 2019 and 2018, tenant reimbursements included in rental income amounted to $3,514,836 and $2,076,735, respectively.
Prior to the adoption of Topic 842, lessor costs for certain services directly reimbursed by tenants have already been presented by the Company on a gross basis in revenues and expenses.
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: 1) whether any expired or existing contracts are leases or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the Company will no longer capitalize internal leasing costs and third-party legal leasing costs and will instead expense these costs as incurred. These expenses will be included in legal leasing costs under general and administrative expenses in the Company's consolidated statements of operations. During the three months ended March 31, 2019, the Company did not incur any indirect leasing costs which would have been capitalized prior to the adoption of Topic 842. The election of the package of practical expedients described above permits the Company to continue to account for its leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases entered into or acquired commencing or modified after January 1, 2019.
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
NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables
Tenant receivables consisted of the following:

	September 30, 2019	December 31, 2018
Straight-line rent	$3,222,975	$2,231,966
Tenant rent	78,355	312,171
Tenant reimbursements	1,452,152	1,019,355
Tenant other	216,414	95,622
Total	$4,969,896	$3,659,114
Other Assets
Other assets as of September 30, 2019 includes $1,626,170 of Merger related costs which are expected to be capitalized and allocated to the assets acquired upon completion of the Merger.
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$270,000	$227,793
Accrued expenses (a)	2,860,798	1,421,197
Accrued dividends	937,864	749,170
Accrued interest payable	424,743	445,481
Unearned rent	601,902	827,338
Deferred commission payable	1,200	1,650
Tenant improvement obligation	104,385	3,492,084
Total	$5,200,892	$7,164,713

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(a) Accrued expenses as of September 30, 2019 include $956,694 for Merger and Self-Management Transaction costs, including financial advisors' fees, legal fees and other costs incurred prior to September 30, 2019.
NOTE 4. REAL ESTATE INVESTMENTS, NET
As of September 30, 2019, the Company’s real estate investment portfolio consisted of 24 operating properties and one parcel of land in 13 states, consisting of: (i) nine retail, (ii) 10 office and (iii) five industrial properties and (iv) one parcel of land which currently serves as an easement to one of the Company’s office properties. The following table provides summary information regarding the Company’s real estate investment portfolio as of September 30, 2019:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,053,637	$(1,632,554)	$9,276,930
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(1,089,696)	3,763,675
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(115,701)	1,282,413
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(148,072)	1,536,357
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(111,167)	1,195,423
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(106,584)	1,179,451
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(109,389)	1,104,340
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(106,282)	1,082,212
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(1,369,527)	8,234,253
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(1,990,199)	11,733,991
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,248	(552,750)	5,892,166
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(821,054)	12,357,234
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(727,108)	10,348,607
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(669,012)	7,961,086
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(526,725)	7,017,464
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(379,936)	6,044,162
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(667,321)	12,186,827
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(1,243,545)	26,114,355
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(1,919,910)	15,199,270
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(1,158,736)	14,843,753
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
24 Hour Fitness	Las Vegas, NV	7/27/2018	Retail	11,475,435	1,204,973	(540,709)	12,139,699
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(309,700)	7,380,224
Bon Secours	Richmond, VA	10/31/2018	Office	10,042,551	800,356	(417,361)	10,425,546
Costco	Issaquah, WA	12/20/2018	Office	27,292,418	2,765,136	(1,027,342)	29,030,212
				$217,681,621	$17,717,819	$(17,740,380)	$217,659,060
Current Year Acquisitions and Dispositions
The Company did not acquire or dispose of any property during the nine months ended September 30, 2019. See Note 11 - Subsequent Events regarding a property acquisition that was completed in October 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Prior Year Acquisitions
During the nine months ended September 30, 2018, the Company acquired the following properties:

Property	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below- Market Lease Intangibles	Total
3M	3/29/2018	$758,780	$14,004,039	$2,356,361	$(1,417,483)	$15,701,697
Cummins	4/4/2018	3,347,959	11,117,531	1,536,998	—	16,002,488
Northrop Grumman Parcel	6/21/2018	329,410	—	—	—	329,410
24 Hour Fitness	7/27/2018	3,121,985	8,331,352	1,204,974	—	12,658,311
Texas Health	9/13/2018	1,827,914	5,148,789	713,221	—	7,689,924
		$9,386,048	$38,601,711	$5,811,554	$(1,417,483)	$52,381,830

Purchase price	$52,381,830
Acquisition fees to affiliate	(1,518,750)
Cash paid for acquisition of real estate investments	$50,863,080
The capitalized acquisition fees paid to the Advisor for properties acquired during the nine months ended September 30, 2018 are as follows:

Property	Amount
3M	$456,000
Cummins	465,000
Northrop Grumman Parcel	9,000
24 Hour Fitness	366,000
Texas Health	222,750
Total	$1,518,750
The Company also paid the Advisor capitalized acquisition fees of $22,358 during the nine months ended September 30, 2018 related to additions to real estate investments. During the three and nine months ended September 30, 2018, the Company recognized $1,192,671 and $2,121,798, respectively, of total revenue related to the acquired properties.
The non-cancelable lease terms of the properties acquired during the nine months ended September 30, 2018 are as follows:

Property	Lease Expiration
3M	7/31/2022
Cummins	2/28/2023
24 Hour Fitness	3/31/2030
Texas Health	12/31/2025
Prior Year Disposition
The Company did not dispose of any property during the nine months ended September 30, 2018.

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
As of September 30, 2019, the future minimum contractual rent payments due to the Company under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

October through December 2019	$4,429,061
2020	17,834,035
2021	16,752,518
2022	15,520,338
2023	13,317,933
2024	12,958,858
Thereafter	46,224,833
$127,037,576
Revenue Concentration
The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$662,585	10.8%	$—	—%
AvAir, Chandler, AZ	$671,406	11.0%	$630,095	13.3%
3M, DeKalb, IL	$—	—%	$527,065	11.2%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$2,038,609	11.4%	$—	—%
AvAir, Chandler, AZ	$2,004,954	11.2%	$1,919,242	15.3%
Asset Concentration
As of September 30, 2019 and December 31, 2018, the Company’s portfolio’s asset concentration (greater than 10% of total assets) was as follows:

	September 30, 2019		December 31, 2018
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
Costco, Issaquah, WA	$29,030,212	11.7%	$29,974,716	11.9%
AvAir, Chandler, AZ	$26,114,355	10.3%	$26,634,909	10.6%

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Intangibles
As of September 30, 2019, the Company’s lease intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$17,717,819	$783,115	$(3,071,253)
Accumulated amortization	(5,264,796)	(271,651)	831,664
Net amount	$12,453,023	$511,464	$(2,239,589)
The intangible assets acquired in connection with these acquisitions have a weighted average amortization period of approximately 7.3 years as of September 30, 2019. The amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
October through December 2019	$697,181	$24,261	$(118,598)
2020	2,788,723	97,045	(474,391)
2021	2,372,463	78,994	(474,391)
2022	1,839,880	63,719	(306,829)
2023	1,214,116	63,719	(78,369)
2024	1,066,544	63,719	(67,420)
Thereafter	2,474,116	120,007	(719,591)
	$12,453,023	$511,464	$(2,239,589)

Weighted-average remaining amortization period	6.8 years	6.6 years	9.7 years
NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The Company’s investments in unconsolidated entities are as follows:

	September 30, 2019	December 31, 2018
TIC Interest	$10,478,651	$10,749,332
REIT I	3,248,507	3,526,483
	$13,727,158	$14,275,815
The Company’s income from investments in unconsolidated entities, net is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
TIC Interest	$72,613	$69,037	$224,676	$189,724
REIT I	(35,043)	826	(57,118)	(26,376)
	$37,570	$69,863	$167,558	$163,348

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

TIC Interest
On September 28, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in an office property in San Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended September 30, 2019 and 2018, the Company received $221,739 and $36,485 in cash distributions from its TIC Interest, respectively, and during the nine months ended September 30, 2019 and 2018, the Company received cash distributions from the TIC Interest of $495,357 and $353,021, respectively.
The following is summarized financial information for the Santa Clara property:

	September 30, 2019	December 31, 2018
Assets:
Real estate investments, net	$30,923,892	$31,668,300
Cash and cash equivalents	541,151	466,379
Other assets	207,011	117,075
Total assets	$31,672,054	$32,251,754
Liabilities:
Mortgage notes payable	$13,810,054	$13,994,844
Below-market lease, net	2,990,965	3,103,778
Other liabilities	151,365	61,188
Total liabilities	16,952,384	17,159,810
Total equity	14,719,670	15,091,944
Total liabilities and equity	$31,672,054	$32,251,754

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$672,011	$643,600	$2,032,004	$1,965,612
Expenses:
Interest expense	144,329	146,861	430,215	437,846
Depreciation and amortization	248,136	248,136	744,408	743,485
Other expenses	179,680	153,654	548,378	523,348
Total expenses	572,145	548,651	1,723,001	1,704,679
Net income	$99,866	$94,949	$309,003	$260,933

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

REIT I
The Company’s investment in REIT I represented an approximate 4.8% ownership interest as of September 30, 2019 and December 31, 2018. The Company recorded its share of income (loss) of REIT I based on REIT I’s results of operations for the three and nine months ended September 30, 2019 and 2018. During the three months ended September 30, 2019 and 2018, the Company received $75,746 and $68,316 in cash distributions, respectively, related to its investment in REIT I and during the nine months ended September 30, 2019 and 2018, the Company received cash distributions of $220,858 and $204,947, respectively. The following is summarized financial information for REIT I:

	September 30, 2019	December 31, 2018
Assets:
Real estate investments, net	$119,207,755	$125,075,537
Cash and cash equivalents and restricted cash	2,888,310	3,376,145
Other assets	2,628,518	3,070,475
Total assets	$124,724,583	$131,522,157
Liabilities:
Mortgage notes payable, net	$61,840,703	$61,446,068
Below-market lease intangibles, net	2,460,720	3,105,843
Other liabilities	2,324,417	3,359,618
Total liabilities	66,625,840	67,911,529
Redeemable common stock	—	163,572
Total shareholders’ equity	58,098,743	63,447,056
Total liabilities and shareholders’ equity	$124,724,583	$131,522,157

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$3,302,347	$3,293,384	$9,868,701	$9,889,765
Expenses:
Depreciation and amortization	1,450,227	1,424,669	4,336,641	4,282,006
Interest expense	828,987	714,138	2,674,383	1,830,849
Impairment of real estate investment property (1)	—	—	—	862,190
Other expenses	1,746,989	1,133,547	4,150,881	3,520,467
Total expenses	4,026,203	3,272,354	11,161,905	10,495,512
Other income:
Other income (2)	—	—	113,773	—
Net loss	$(723,856)	$21,030	$(1,179,431)	$(605,747)

(1)
During the second quarter of 2018, REIT I recorded an impairment charge of $862,190 related to its investment in a property in Antioch, California due to the expiration of the tenant’s lease term at December 31, 2017 and REIT I’s subsequent difficulties encountered during the first half of 2018 in its efforts to re-lease the property at acceptable rent rates and without incurring substantial tenant improvement costs. The impairment charge was less than 1.0% of REIT I’s total investments in real estate property and the book value of the property after the impairment charge was less than 2.0% of REIT I’s total investments in real estate property when recorded.

(2)
The gain on sale of real estate investment property of $113,773 during the nine months ended September 30, 2019 reflects the difference between the mortgage loan balance and related interest payable for the property in Antioch, California compared with its net book value when it was relinquished in a foreclosure sale on March 13, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 6. DEBT
Mortgage Notes Payable
As of September 30, 2019 and December 31, 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount September 30, 2019	Principal Amount December 31, 2018	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreen properties	$6,889,730	$6,996,469	3.95%	3.95%	7/1/2021
Dana property	4,572,030	4,632,398	4.56%	4.56%	4/1/2023
Six Dollar General properties	3,834,828	3,885,334	4.69%	4.69%	4/1/2022
Wyndham property (2)	5,742,900	5,820,600	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,551,900	4,615,800	One-month LIBOR+2.05%	4.05%	6/5/2022
Omnicare property	4,293,753	4,349,963	4.36%	4.36%	5/1/2026
Harley property	6,778,769	6,868,254	4.25%	4.25%	9/1/2024
Northrop Grumman property	5,703,258	5,809,367	4.40%	4.40%	3/2/2021
EMCOR property	2,875,046	2,911,577	4.35%	4.35%	12/1/2024
exp US Services property	3,400,983	3,446,493	(3)	4.25%	11/17/2024
Husqvarna property	6,379,182	6,379,182	(4)	4.60%	2/20/2028
AvAir property	14,575,000	14,575,000	(5)	4.84%	3/27/2028
3M property	8,320,000	8,360,000	One-month LIBOR+2.25%	5.09%	3/29/2023
Cummins property	8,489,200	8,530,000	One-month LIBOR+2.25%	5.16%	4/4/2023
24 Hour Fitness property (6)	6,308,926	8,900,000	4.64%	4.64%	4/1/2049
Texas Health property (7)	—	4,842,500	One-month LIBOR+4.30%	6.56%	3/13/2019
Bon Secours property	5,250,000	5,250,000	5.41%	5.41%	9/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	1/1/2030
Total mortgage notes payable	116,815,505	125,022,937
Less unamortized deferred financing costs	(1,990,507)	(2,313,629)
	$114,824,998	$122,709,308

(1)
Contractual interest rate represents the interest rate in effect under the mortgage note payable as of September 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2019 consisting of the contractual interest rate and the effect of the interest rate swap, if applicable. For further information regarding the Company’s derivative instruments, see Note 7.

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

(6)
The loan refinancing on March 7, 2019 reduced the principal amount outstanding and the interest rate and extended the maturity. The interest rate for the note payable outstanding as of September 30, 2019 adjusts in the 133rd, 253rd and 313th months.

(7)	The loan was fully repaid on the March 13, 2019 maturity date.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

	September 30, 2019			December 31, 2018
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$116,815,505	$114,824,998	$123,669,045	$125,022,937	$122,709,308	$123,821,490
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Unsecured Credit Facility
The Company, together with the Operating Partnership and NNN LP ("Borrowers"), has a Business Loan Agreement and Promissory Note (the "Unsecured Credit Facility") with Pacific Mercantile Bank ("Lender"). The Unsecured Credit Facility was a revolving unsecured line of credit for a maximum principal amount of $9,000,000 which was scheduled to mature on January 26, 2019, unless earlier terminated. The Borrowers received extensions of the Unsecured Credit Facility through April 30, 2019. On April 30, 2019, Borrowers entered into a new Loan Agreement (the "New Credit Facility") with Lender which replaced the expiring $9,000,000 unsecured line of credit. The New Credit Facility is a revolving unsecured line of credit for a maximum principal amount of $10,000,000 and matures on October 1, 2020, unless earlier terminated. The New Credit Facility has similar terms to the expired facility.
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
Under the terms of the New Credit Facility, Borrowers pay a variable rate of interest on outstanding amounts equal to one (1) percentage point over an independent index published in The Wall Street Journal based on the highest rate on corporate loans posted by at least 75% of the largest banks (the "Index"). The interest rate was 6.00% and 6.50% as of September 30, 2019 and December 31, 2018, respectively. The current interest rate is 5.75%.
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
As of September 30, 2019 and December 31, 2018 the Company had $0 and $9,000,000 of outstanding borrowings, respectively, under the New Credit Facility and Unsecured Credit Facility, as then in effect. See Note 11 - Subsequent Events regarding borrowings under the New Credit Facility in October 2019 in connection with a property acquisition. The unamortized deferred financing costs of $52,597 relating to the New Credit Facility are included in other assets in the Company's condensed consolidated balance sheet as of September 30, 2019.
All Debt Agreements
Pursuant to the terms of mortgage notes payable secured by certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of September 30, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following summarizes the future principal repayments of the Company’s mortgage notes payable and New Credit Facility as of September 30, 2019:

	Mortgage Note Payable	New Credit Facility	Total
October through December 2019	$320,753	$—	$320,753
2020	1,523,095	—	1,523,095
2021	8,223,343	—	8,223,343
2022	14,617,593	—	14,617,593
2023	21,247,852	—	21,247,852
2024	12,966,778	—	12,966,778
Thereafter	57,916,091	—	57,916,091
Total principal	116,815,505	—	116,815,505
Less: Deferred financing costs, net	(1,990,507)	—	(1,990,507)
Net principal	$114,824,998	$—	$114,824,998
Interest Expense
The following is a reconciliation of the components of interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mortgage notes payable:
Interest expense	$1,387,785	$1,053,148	$4,232,943	$2,875,623
Amortization of deferred financing costs	120,932	127,182	500,525	632,717
Loss (gain) on interest rate swaps (1)	218,642	(187,787)	1,109,027	(401,175)
Unsecured credit facility:
Interest expense	—	69,745	110,060	236,142
Amortization of deferred financing costs	11,432	8,572	23,311	21,429
Total interest expense	$1,738,791	$1,070,860	$5,975,866	$3,364,736

(1)
Includes unrealized loss (gain) on interest rate swaps of $221,530 and $(185,452) for the three months ended September 30, 2019 and 2018, respectively, and $1,095,547 and $(406,023) for the nine months ended September 30, 2019 and 2018, respectively, (see Note 7). Accrued interest payable, net of $11,780 and $5,950 at September 30, 2019 and December 31, 2018, respectively, represents the unsettled portion of the interest rate swaps from the last settlement period through the respective balance sheet dates.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps:

	September 30, 2019					December 31, 2018
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	4	$27,104,000	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.69%	4.3 years	4	$27,346,400	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.73%	5.1 years

(i)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amount (outstanding principal balance at the maturity date) as of September 30, 2019 was $24,967,299.

(ii)	The reference rate as of September 30, 2019.

(iii)	The reference rate as of December 31, 2018.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheets:

		September 30, 2019		December 31, 2018
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—	2	$151,215
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	4	$(1,245,261)	2	$(300,929)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at September 30, 2019 or December 31, 2018 were designated as hedging instruments; therefore, the net unrealized loss (gain) recognized on interest rate swaps of $221,530 and $(185,452) was recorded as an increase (decrease) in interest expense for the three months ended September 30, 2019 and 2018, respectively, and $1,095,547 and $(406,023) was recorded as an increase (decrease) in interest expense for the nine months ended September 30, 2019 and 2018, respectively (see Note 6).
NOTE 8. RELATED PARTY TRANSACTIONS
The Company has entered into an agreement (as amended, the "Advisory Agreement") with the Advisor. On August 9, 2019, the Advisory Agreement was further amended to delete the subordinated participation fee from the agreement. On August 9, 2019, the board of directors of the Company, including all of the independent directors, also approved renewing the Advisory Agreement, which was scheduled to expire on August 11, 2019 to December 31, 2019. The Advisory Agreement was further amended effective October 1, 2019 in connection with the Company’s new plan of distribution whereby the Company will offer its shares of Class C Common Stock through a registered broker dealer. The Company agreed to pay all future organization and offering costs, and to no longer be reimbursed by the Sponsor for the Company’s Investor Relations personnel costs after September 30, 2019, in exchange for the Sponsor’s agreement to terminate its right to receive 3% of all offering proceeds received by the Company after September 30, 2019 as reimbursement for organization and offering costs previously paid by the Sponsor.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The Advisory Agreement entitles the Advisor to specified fees upon the provision of certain services with regard to investments in real estate and the management of those investments, among other services, and the disposition of investments, and, prior to October 1, 2019, entitled the Advisor to reimbursement of organizational and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Advisor or Sponsor in providing services to the Company. In addition, the Advisor is entitled to certain other fees as detailed in the Advisory Agreement. The Sponsor also serves as the sponsor for REIT I and, prior to October 28, 2019, BRIX REIT. During the three and nine months ended September 30, 2019 and 2018, no business transactions occurred between the Company and REIT I, or BRIX REIT, other than as described below or elsewhere herein, and those relating to the Company’s pending Merger with REIT I described in Note 1 and investment in REIT I described in Note 5.
Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended	Nine Months Ended			Three Months Ended	Nine Months Ended
	September 30, 2019		September 30, 2019		September 30, 2018		December 31, 2018
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed:
Asset management fees (1)	$680,349	$2,040,386	$—	$—	$532,355	$1,411,585	$—	$—
Subordinated participation fees	—	—	—	—	—	—	—	839,050
Operating expense reimbursements (2)	132,000	396,000	—	—	—	—	—	—
Fees to affiliates	812,349	2,436,386			532,355	1,411,585
Property management fees*	56,322	168,394	—	—	22,503	54,654	—	96,792
Directors and officers insurance and other reimbursements**	64,433	198,108	—	—	33,118	70,034	—	30,164
Expense reimbursements (from) to Sponsor (3)	(96,104)	(332,336)	4,090	—	(298,645)	(952,098)	16,838	—
Capitalized:
Acquisition fees	5,459	5,459	—	644	588,750	1,532,108	—	—
Financing coordination fees	—	63,500	—	—	—	209,550	—	—
Reimbursable organizational and offering expenses (4)	307,217	1,207,381	1,287	—	348,466	1,164,763	—	13,168
			$5,377	$644			$16,838	$979,174

*	Property management fees are classified within property operating expenses in the condensed consolidated statements of operations.

**	Directors and officers insurance and other reimbursements are classified within general and administrative expenses in the condensed consolidated statements of operations.

(1)
To the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Advisor will be deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three and nine months ended September 30, 2019 and 2018, the Advisor did not waive any of the asset management fees. In addition to amounts presented in this table, the Company also incurred asset management fees to the Advisor of $65,993 and $65,993 related to the TIC Interest during the three months ended September 30, 2019 and 2018, respectively, and $197,978 and $197,978 during the nine months ended September 30, 2019 and 2018, respectively which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities (see Note 5).

(2)	Reflects reimbursement for personnel and overhead costs billed by the Advisor in compliance with the 2%/25% Limitation.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(3)
Includes payroll costs related to Company employees that answer questions from prospective stockholders. See "Investor Relations Payroll Expense Reimbursement from Sponsor" below. The Sponsor agreed to reimburse the Company for these Investor Relations payroll costs which the Sponsor considers to be offering expenses in accordance with the Advisory Agreement. Effective October 1, 2019, the Company will no longer be reimbursed for these costs since it will no longer be offering its shares through the Sponsor. The expense reimbursements from the Sponsor for the three months ended September 30, 2019 and 2018 also include $0 and $125,181, respectively, of employment related legal fees which the Sponsor also agreed to reimburse the Company. For the nine months ended September 30, 2019 and 2018, expense reimbursements also include $(40,915) refunded to the Sponsor of employment related legal fees and $225,126 for employment related legal fees, respectively. The receivables related to these costs are reflected in "Due from affiliates" in the condensed consolidated balance sheets.

(4)
As of September 30, 2019, the Sponsor had incurred $9,189,209 of organizational and offering costs on behalf of the Company. However, the Company is only obligated to reimburse the Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds resulting in a total reimbursement amount of $5,429,105 as of September 30, 2019. The Company ceased reimbursing the Sponsor for these costs effective October 1, 2019 in connection with the change in its plan of distribution whereby the Company will offer its shares of Class C common stock through a registered broker dealer.

Organizational and Offering Expenses
Prior to October 1, 2019, the Company was obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company reimbursed the Sponsor for organizational and offering expenses up to 3% of gross offering proceeds. The Sponsor and affiliates were responsible for any organizational and offering expenses to the extent they exceeded 3% of gross offering proceeds. As of September 30, 2019, the Sponsor has incurred organizational and offering expenses in excess of 3% of the gross offering proceeds received by the Company. As of September 30, 2019, the Company has reimbursed the Sponsor $5,429,105 in organizational and offering costs. The Company’s maximum liability for organizational and offering costs through September 30, 2019 was $5,429,105, of which $0 was payable as of September 30, 2019. The Company ceased reimbursing the Sponsor for these costs effective October 1, 2019 in connection with the change in its plan of distribution whereby the Company will offer its shares of Class C common stock through a registered broker dealer.
Investor Relations Payroll Expense Reimbursement from Sponsor
The Company employs Investor Relations personnel that answer inquiries from potential investors regarding the Company and/or its Registered Offering. The payroll expense associated with the Investor Relations personnel was reimbursed by the Sponsor prior to October 1, 2019 as described above. The Sponsor considered these payroll costs to be offering expenses. The payroll expense reimbursements from the Sponsor for the three months ended September 30, 2019 and 2018 were $96,104 and $173,464, respectively, and for the nine months ended September 30, 2019 and 2018 were $373,251 and $726,972, respectively. The reduction in reimbursements during the 2019 period reflects a reduction in the number of Investor Relations personnel and related costs.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Asset Management Fees
The Company pays the Advisor, as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the total investment value, as defined (the "Asset Management Fee"), as of the end of the preceding month plus the book value of any properties or property improvements acquired during the month pro-rated based on the number of days owned. The Asset Management Fee is payable monthly on the last business day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year is deferred without interest and may be paid in such other fiscal year as the Advisor shall determine. Additionally, to the extent the Advisor elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Advisor will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the three months ended September 30, 2019 and 2018 was $680,349 and $532,355 respectively, none of which was waived. The total amount of Asset Management Fees incurred in the nine months ended September 30, 2019 and 2018 was $2,040,386 and $1,411,585 respectively, of which none was waived. There were no Asset Management Fees payable at September 30, 2019 and December 31, 2018.
Financing Coordination Fees
Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company pays to the Advisor or such affiliate a financing coordination fee equal to 1% of the amount of such financing. The Company did not pay any financing coordination fees during the three months ended September 30, 2019 and 2018 as there were no loans obtained during either quarter, and paid $63,500 and $209,550 of financing coordination fees during the nine months ended September 30, 2019 and 2018 related to one and three loans, respectively.
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
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company pays the Advisor or one of its affiliates 3% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or its affiliates, the disposition fees paid to the Advisor, the Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three and nine months ended September 30, 2019 and 2018.

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
Leasing Commission Fees
If a property or properties of the Company becomes unleased and the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company pays the Advisor or such affiliate leasing commissions equal to 6% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3% in lieu of the aforementioned 6% commission. There were no leasing commission fees incurred during the three and nine months ended September 30, 2019 and 2018.
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
The Company is in compliance with the 2%/25% Limitation for operating expenses for the four fiscal quarters ended September 30, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 9. STOCK COMPENSATION EXPENSE
The Company pays the members of its board of directors who are not executive officers for services rendered by issuing shares of Class C common stock to them. The independent directors earn a quarterly retainer of $12,500 which is paid in arrears and committee chairs receive an additional $2,500 per quarter. During 2019, the members of the Special Committee are being paid an additional $12,500 per quarter, which is also paid in shares of Class C common stock. The total amount paid was $105,000 and $48,240 for the three months ended September 30, 2019 and 2018, respectively, for which the Company issued 10,334 and 4,800 shares, respectively and $210,000 and $129,645 for the nine months ended September 30, 2019 and 2018, respectively, for which the Company issued 20,669 and 12,900 shares, respectively. The Company accrued $71,667 of stock compensation expense for the three and nine months ended September 30, 2019, and such amounts were paid during the fourth quarter of 2019.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company depends on its Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide the respective services, the Company will be required to obtain such services from other sources. In the event the Self-Management Transaction is consummated, the Company will become self-managed and its own employees will provide the services. Prior to the suspension of the Offerings on September 18, 2019, the Company depended on its Sponsor for services to sell the Company’s shares of common stock. In connection with the change in its plan of distribution whereby the Company will offer its shares of Class C common stock through a registered broker dealer and effective October 1, 2019 pursuant to an amendment to the Advisory Agreement, the Sponsor no longer provides these services.
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
Tenant Improvements
Pursuant to lease agreements, as of September 30, 2019 and December 31, 2018, the Company had obligations to pay for $401,392 and $3,789,091, respectively, in site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara property. During the second quarter of 2019, $3,387,699 of the restricted cash balance as of December 31, 2018 was released to a tenant to reimburse it for tenant improvement costs under the terms of the lease agreement. As of September 30, 2019 and December 31, 2018, the Company had $100,135 and $3,486,927 of restricted cash held to fund tenant improvements.
Redemption of Common Stock
The maximum amount of common stock that may be repurchased per month is limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter will be limited to no more than 5% of its most recently determined aggregate NAV. The foregoing repurchase limitations are based on "net repurchases" during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offering and Class S Offering (including purchases pursuant to its Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

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
In accordance with the terms of the share repurchase program, this amendment became effective September 12, 2019, which was 30 days after the Form 10-Q for the quarter ended June 30, 2019 and a related supplement to the prospectus for the Registered Offering were filed with the SEC.
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
Beginning in 2017, the SEC conducted an investigation of the Company's Sponsor related to, among other things, the advertising and sale of securities in connection with the Registered Offering and compliance with broker-dealer regulations. The Company cooperated with the SEC in this matter. Recently, the Company’s Sponsor, proposed a settlement of the investigation to the SEC and, on September 26, 2019, the SEC accepted the settlement and entered an order (the “Order”) instituting proceedings against the Sponsor pursuant to Section 8A of the Securities Act and Section 21C of the Exchange Act. The Company is not a party to the settlement and the staff of the enforcement division of the SEC did not recommend any action against the Company.
Under the settlement, the Sponsor, without denying or admitting any substantive findings in the Order, consented to entry of the Order, finding violations by it of Section 5(b)(1) of the Securities Act and Section 15(a) of the Exchange Act. The Order does not find that the Sponsor violated any anti-fraud provisions of the federal securities laws or any other law and does not find any criminal violations or any scienter based violation involving the offer and sale of securities.
Under the terms of the Order, the Sponsor (i) agreed to cease-and-desist from committing or causing any future violations of Section 5(b) of the Securities Act and Section 15(a) of the Exchange Act, (ii) paid to the SEC a civil money penalty in the amount of $300,000, and (iii) agreed to undertake that any real estate investment trust which is or was formed, organized, or advised by it, including the Company, will not distribute securities except through a registered broker-dealer. Although the Company is not a party to the settlement or the Order, the Sponsor’s undertaking in the Order will result in the securities the Company issues in any offering, including its registered public offering, being distributed only through a registered broker-dealer.

NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Offering Status
Through October 31, 2019, the Company had sold 17,882,661 shares of Class C common stock in the Registered Offering, for aggregate gross offering proceeds of $179,035,582, which included 1,461,804 shares of Class C common stock sold under its distribution reinvestment plan, for gross proceeds of $14,736,539. Through October 31, 2019, the Company has sold 186,260 shares of Class S common stock in the Class S Offering, for aggregate gross offering proceeds of $1,890,319, which included 1,948 shares of Class S common stock sold under its dividend reinvestment plan for gross proceeds of $19,769.
The Company filed a pre-effective amendment to its Form S-11 on October 18, 2019, which includes the Company’s updated plan of distribution whereby the Company will offer its Class C common stock through North Capital, a registered broker dealer. On October 23, 2019, North Capital filed an application with the FINRA with respect to the offering of the Company’s Class C common stock. The Registered Offering of the Company's Class C common stock is expected to recommence following receipt of a no objection letter from FINRA, and the SEC declaring the registration statement effective.
Distributions
On August 30, 2019, the Company’s board of directors declared distributions based on daily record dates for the period September 1 through September 30, 2019 at the rate of $0.00192740 per share per day on the outstanding shares of its common stock, which the Company paid on October 25, 2019.
On August 30, 2019, the Company’s board of directors also declared distributions based on daily record dates for the period October 1 through October 31, 2019, November 1 through November 30, 2019 and December 1 through December 31, 2019 at the rate of $0.00192740 per share per day on the outstanding shares of its common stock, which the Company will pay on November 25, 2019, December 26, 2019 and January 27, 2020, respectively.
Common Stock Redeemed
Subsequent to September 30, 2019, the Company redeemed 255,347 shares of Class C common stock for $2,558,712. There were no shares of Class S common stock redeemed subsequent to September 30, 2019.
Acquisition and Use of Non-Refundable Purchase Deposit
On October 24, 2019, the Company, through a wholly-owned subsidiary of the Operating Partnership, completed the acquisition of a cold storage warehouse and distribution facility with approximately 216,727 square feet located in Yuma, Arizona. This property is 100% leased to a wholly-owned subsidiary of Taylor Fresh Foods, Inc., an American-based producer of fresh-cut fruits and vegetables. The property’s triple-net lease expires on September 30, 2033. The property is expected to generate $24,124,800 in total rental revenue over the course of its remaining lease term. The contract purchase price for the property was $24,700,000 which was funded with $7,410,000 in net proceeds from the Company’s registered offering of Class C common stock (including the non-refundable purchase deposit of $2,000,000 reflected in the Company’s balance sheet as of September 30, 2019), a mortgage secured by the property for $12,350,000 that provides 10-year financing at a fixed rate of 3.85% with five years of interest only payments and 27.5-year amortization thereafter, and $4,940,000 borrowed under the Company’s line of credit. The seller of the property was not affiliated with the Company or its affiliates. Under the terms of the Advisory Agreement with its Sponsor and its Advisor, the Company paid the Advisor an acquisition fee of $741,000 in connection with this acquisition in October 2019.
Amended and Restated Share Repurchase Program
On October 14, 2019, the Company amended and restated its SRP for its Class C common stock to clarify the requirement that Class C common stock be held for 90 days before the shares will be accepted for redemption, excluding shares acquired pursuant to the Company’s distribution reinvestment plan or automatic investment program if the applicable stockholder has held their initial investment for at least 90 days.

Furthermore, the share repurchase program was amended to allow the Company to repurchase all of the Class C common stock owned by a stockholder if, as a result of a request for repurchase, such stockholder will own shares having a value of less than $500 (based on the Company’s most-recently published offering price per Class C common stock).
As discussed in Note 1, the Company temporarily suspended its share repurchase program effective October 19, 2019 and the share repurchase program will remain suspended until such time, if any, as the Company’s board of directors, in its discretion, may approve the reinstatement of the share repurchase program.
Should the Merger be completed, the Company currently anticipates the reinstatement of the share repurchase program to occur shortly after the closing of the transactions, which is expected to occur in late December 2019 or early January 2020.
Acquisition of Intellectual Property From the Sponsor and Website Hosting Agreement With BRIX REIT, Inc.
Following the announcement of the pending Self-Management Transaction, BRIX REIT suspended its offering in order to assess its advisory agreement with the Sponsor. On October 28, 2019, BRIX REIT terminated its advisory agreement with the Sponsor and became self-managed on an interim basis. BRIX REIT may consider entering into a new advisory agreement with a subsidiary of the Company in the event that the Self-Management Transaction is completed.
Effective October 28, 2019, the Operating Partnership acquired certain software and related assets of the Sponsor in order for the Operating Partnership to develop and operate a new online platform for BRIX REIT, Inc. The Operating Partnership entered into a website hosting services agreement with BRIX REIT effective October 28, 2019 pursuant to which the Operating Partnership will host the online platform at www.brix-reit.com for BRIX REIT. In connection with such hosting services, BRIX REIT will pay the Operating Partnership service fees equal to the direct cost paid by the Operating Partnership to third parties for services related to the Operating Partnership’s hosting of the online platform, plus the then-current time and materials rates charged by the Operating Partnership for the services of its personnel. The website hosting services agreement has a term of three years following its effective date and will automatically renew for successive one-year periods unless either party notifies the other of termination on or before 90 days prior to the end of the term, or unless the agreement is terminated earlier due to a material breach by either party of the agreement, either party becomes insolvent or the Operating Partnership transfers or assigns all of its right, title and interest in the online platform to a third party that is not a direct or indirect subsidiary of the Operating Partnership.

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
Subject to certain restrictions and limitations, our business is currently externally managed by our advisor, Rich Uncles NNN REIT Operator, LLC (our "Advisor"), a Delaware limited liability company wholly-owned by our sponsor, BrixInvest, LLC (d/b/a Rich Uncles LLC, our "Sponsor"), pursuant to the Second Amended and Restated Advisory Agreement between us, our Advisor and our Sponsor (as amended, the "Advisory Agreement"). Our Advisor manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset-management and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 8 to our unaudited condensed consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under applicable SEC rules, the current registration statement for the Registered Offering was scheduled to terminate on June 1, 2019, but remained effective because we filed a new registration statement on Form S-11 with the SEC on May 24, 2019 to extend the Registered Offering in accordance with Rule 415 of the Securities Act. Our current registration statement on Form S-11 will terminate when the new registration statement is declared effective by the SEC. On October 18, 2019, we filed a pre-effective amendment to our Form S-11 which includes our updated plan of distribution whereby we will offer our Class C common stock through North Capital Private Securities Corporation (“North Capital”), a registered broker dealer.
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
Pending Merger Transaction
On March 19, 2019, we announced that we intended to explore a potential acquisition of Rich Uncles Real Estate Investment Trust I ("REIT I"), an affiliated real estate investment trust that is sponsored by our Sponsor or its real estate properties portfolio and that we had formed a special committee of all independent directors (the "Special Committee") to evaluate the potential for a transaction with REIT I. The Special Committee engaged UBS Securities LLC as its financial advisor and Morris Manning & Martin, LLP as its legal advisor. REIT I conducted a multi-round bidding process directed by Cushman & Wakefield. The bidding process resulted in a short list of bidders submitting acquisition bids to a special committee of REIT I's trust managers for review, including our bid. On June 21, 2019, we announced that following REIT I's review of all bids, REIT I and our Special Committee commenced an exclusive due diligence process in order to determine whether a potential transaction might result.
On September 20, 2019, we announced that we had entered into an agreement and plan of merger (the "Merger Agreement") pursuant to which a business combination would be effected by REIT I's merger with our subsidiary (the "Merger") and REIT I's existence would cease. The Merger is subject to certain closing conditions, including the approval of the Merger by both our stockholders and REIT I’s shareholders, as discussed below. The Merger is expected to close as soon as practicable following our annual meeting of stockholders, which is scheduled to be held on December 17, 2019 and the satisfaction of the closing conditions. The combined company ("Combined Company") following the Merger will retain our name. The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each of REIT I's common shares (the “REIT I Common Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than shares we own will be automatically canceled and retired, and converted into the right to receive one share of our Class C common stock, with any fractional REIT I Common Shares converted into a corresponding number of fractional shares of Class C common stock.
On October 22, 2019, we filed a joint proxy statement and prospectus with the SEC relating to our annual meeting of stockholders to be held on December 17, 2019 to vote on the Merger. Stockholders of record on October 21, 2019 are eligible to vote on the proposal to approve the Merger.
Pending Self -Management Transaction
In addition, on September 20, 2019, we announced that we had entered into a contribution agreement (the "Contribution Agreement") with our Sponsor and Daisho OP Holdings, LLC, a wholly-owned subsidiary of our Sponsor (“Daisho"). The Contribution Agreement provides for a series of transactions, agreements, and amendments to our existing agreements and arrangements whereby we will acquire substantially all of the assets of BrixInvest in exchange for 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”) in the Operating Partnership (the “Self-Management Transaction”).
Prior to the closing of the Self-Management Transaction, (i) substantially all of the Sponsor's assets and liabilities will be contributed to Daisho’s wholly-owned subsidiary, modiv, LLC (“modiv”), and (ii) the Sponsor will spin off Daisho to the Sponsor's members (the “Spin Off”). Pursuant to the Self-Management Transaction, Daisho will contribute to the Operating Partnership all of the membership interests in modiv in exchange for the Class M OP Units. As a result of these transactions and the Self-Management Transaction, the Sponsor, through its subsidiary, Daisho, will transfer all of its operating assets, including but not limited to (a) all personal property used in or necessary for the conduct of the Sponsor's business, (b) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto and certain domain names, (c) all continuing employees, and (d) certain other assets and liabilities, to modiv, and will distribute 100% of the ownership interests in Daisho to the members of the Sponsor in the Spin Off. The Sponsor is currently engaged in the business of serving directly or indirectly as our sponsor and advisor as well as for REIT I's advisor, and was the sponsor and advisor for BRIX REIT, Inc. ("BRIX REIT") until the BRIX REIT advisory agreement was terminated effective October 28, 2019. We are the sole general partner of the Operating Partnership. Therefore, upon the consummation of the Self-Management Transaction, we will become self-managed, and if the Merger is consummated, the Combined Company would become self-managed.
The terms of the Class M OP Units to be issued in the Self-Management Transaction will be set forth in a Second Amended and Restated Limited Partnership Agreement, which will become effective upon the closing of the Self-Management Transaction (the “Amended OP Agreement”). The Class M OP Units will be non-voting, non-dividend accruing, and will not be able to be transferred or exchanged prior to the one-year anniversary of completing the Self-Management Transaction. Following the one-year anniversary of completing the Self-Management Transaction, the Class M OP Units will be convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion ratio of five Class C OP Units for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction varies depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of completing the Self-Management Transaction. Under the Amended OP Agreement, the Class C OP Units will continue to be exchangeable for cash or shares of our Class C Common Stock on a one for one basis, as we determine. The Class M OP Units will be eligible for an increase in the conversion ratio if we achieve the agreed-upon targets for assets under management and adjusted funds from operations in 2021, 2022 and 2023.
As of September 30, 2019, we had incurred $2,426,530 in costs related to the Merger and the Self-Management Transaction. The Merger will be accounted for as an asset acquisition and the related costs will be capitalized and allocated to the assets acquired upon completion of the Merger. The Self-Management Transaction will be accounted for as an acquisition of a business and the related costs are charged to expense. We allocated the costs of the financial and legal advisors between the Merger and the Self-Management Transaction based on the relative value of the transactions, resulting in $1,626,170 of Merger costs recorded in other assets pending completion of the Merger and $800,360 of expenses for the Self-Management Transaction recorded as general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Amendment to Advisory Agreement
Until September 18, 2019, when the Registered Offering was suspended in connection with the pending Merger, our Sponsor provided organizational and offering services to us to manage our organization and the Registered Offering and reimbursed us for the costs of our Investor Relations personnel. Our Sponsor was entitled to include the reimbursement of such expenses as part of our reimbursement to them of organization and offering costs, but reimbursement did not exceed an amount equal to 3% of gross offering proceeds. The Advisory Agreement was amended effective October 1, 2019 in connection with our new plan of distribution whereby we will offer our shares of Class C Common Stock through a registered broker dealer. We agreed to pay all future organization and offering costs, and to no longer be reimbursed by the Sponsor for our Investor Relations personnel costs after September 30, 2019, in exchange for the Sponsor’s agreement to terminate its right to receive 3% of all offering proceeds received by us after September 30, 2019 as reimbursement for organization and offering costs previously paid by the Sponsor.
Temporary Suspension of Primary Offerings, Distribution Reinvestment Plans and Share Repurchase Programs
In connection with the transactions contemplated above, on September 18, 2019, our board of directors approved the temporary suspension of the Primary Offering, which is registered with the SEC under the Securities Act, and the primary offering portion of the Class S Offering, which we offer exclusively to non-U.S. investors. Our automatic investment program was also temporarily suspended effective as of the close of business on September 18, 2019. We filed a pre-effective amendment to our Form S-11 on October 18, 2019, which includes our updated plan of distribution whereby we will offer our Class C common stock through North Capital, a registered broker dealer. On October 23, 2019, North Capital filed an application with the Financial Industry Regulatory Authority ("FINRA") with respect to the offering of our Class C common stock. The Registered Offering of our Class C common stock is expected to recommence following receipt of a no objection letter from FINRA and the SEC declaring the registration statement effective. Upon recommencement of the Registered Offering, stockholders enrolled in the automatic investment program will again automatically purchase shares pursuant to such program unless otherwise determined by our board of directors.
Our board of directors has also approved the temporary suspension of the distribution reinvestment program for Class C Common Stock and Class S Common Stock ("DRPs") effective September 18, 2019 and the temporary suspension of the share repurchase program for Class C Common Stock and Class S Common Stock ("SRPs") effective October 19, 2019. Redemption requests submitted prior to 10 a.m. PDT on October 19, 2019 were honored in accordance with the terms of the SRPs. Pursuant to the suspension of the DRPs, beginning September 19, 2019, all future distributions shall be paid to our stockholders in cash. The DRPs and the SRPs will remain suspended until such time, if any, as our board of directors, in its discretion, may approve the reinstatement of the DRPs and SRPs.
Should the Merger be completed, we currently anticipate the reinstatement of the share repurchase program to occur shortly after the closing of the transaction, which is expected to occur in late December 2019 or early January 2020.
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
Our primary business consists of acquiring, financing and owning single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of September 30, 2019, we owned 24 operating properties in 13 states consisting of retail, office and industrial properties and one parcel of land which serves as an easement to one of our operating properties, a tenant-in-common real estate investment in a property located in Santa Clara, California in which we have an approximate 72.7% interest (the "TIC Interest") and a real estate investment in REIT I, an affiliated REIT, in which we have an approximate 4.8% interest. The net book value of these investments at September 30, 2019 was $231,386,218.

With respect to our diversified portfolio of 24 operating properties as of September 30, 2019:

•
Nine properties are retail properties which represent an approximate 16% of the portfolio, 10 properties are office properties which represent an approximate 52% of the portfolio, and five properties are industrial properties which represent an approximate 32% of the portfolio (expressed as a percentage of annualized base rent);

•	Fully leased with a physical occupancy rate of 97.0%;

•	Leased to 24 different commercial tenants doing business in 11 separate industries;

•	Located in 13 states;

•	With approximately 1,537,000 square feet of aggregate leasable space;

•
With an average leasable space per property of approximately 64,000 square feet; approximately 20,000 square feet per retail property, approximately 62,000 square feet per office property, and approximately 147,000 square feet per industrial property; and

•	With an outstanding mortgage notes payable balance of $114,824,998, net of deferred financing costs of $1,990,507.
Of the 24 operating properties in the portfolio as of September 30, 2019, all are single-tenant properties. At September 30, 2019, all 24 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 6.6 years.
As of September 30, 2019, we also have an approximate 4.8% interest in REIT I and an approximate 72.7% TIC Interest in a property located in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC is a board member of the Sponsor.
On October 24, 2019, we acquired a cold storage warehouse and distribution facility with approximately 216,727 square feet located in Yuma, Arizona as described in Note 11 to our unaudited condensed consolidated financial statements.
Investment Strategy
Our investment strategy is to acquire single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. Our ideal portfolio is comprised of 40% office, 40% industrial, and 20% retail, with greater than 50% of our real estate leased to investment grade tenants as determined by one of the big three credit rating agencies (Standard & Poor’s, Moody’s or FitchRatings). When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following property characteristics:

•	freestanding and commercially-zoned with a single tenant;

•
located in significant markets, which markets are identified and ranked based on several key demographic and real estate specific metrics such as population growth, income, unemployment, job growth, GDP growth, rent growth, and vacancy rates;

•	located in strategic locations critical to generating revenue for the tenants that occupy them (i.e., the tenants need the properties in which they operate in order to conduct their businesses);

•	located within and attractive demographic areas relative to the business of our tenants and are generally fungible and have good visibility and easy access to major thoroughfares;

•	with rental or lease payments that approximate or are lower than market rents; and

•	can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.
The 20 properties of the REIT I portfolio which are the subject of the Merger are generally aligned with these characteristics.
Our independent directors have approved an allocation of up to $10,000,000 to be invested in properties with less than five years of remaining lease term that can be purchased at a discount, repositioned by negotiating an extended lease term with the tenant and then either sold at a profit or held in our portfolio. Prior to purchasing such properties, our Advisor will assess the expected probability of obtaining an extended lease term from the tenant by evaluating, among other factors, the property’s performance (e.g. store sales and profitability), location, population in the immediate area, current rent in relation to the market, local competition, age of the property and quality of existing tenant improvements.

Liquidity and Capital Resources
Liquidity
Our proceeds from shares sold in the Offerings and secured or unsecured borrowings from banks or other lenders have been and will continue to be our primary source of liquidity, primarily for (i) property acquisitions; (ii) capital expenditures; (iii) payment of principal on our outstanding indebtedness; and (iv) payment of fees to our Advisor. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares, including those offered for sale through our dividend reinvestment plan, and from debt proceeds. We have accrued costs of $956,694 related to the Merger and Self-Management transactions as of September 30, 2019 and expect to incur approximately $2,000,000 of additional costs between October 1, 2019 and the closing of these transactions. The costs of the Merger and Self-Management transactions will be funded from proceeds from the Offerings and borrowings under our line of credit.
Our aggregate borrowings, secured and unsecured, from financial institutions must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 50% of the cost of our tangible assets, calculated at cost before deducting depreciation or other non-cash reserves. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. As of September 30, 2019, our leverage ratio was 46%.
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
As of September 30, 2019, the outstanding principal balances of our mortgage notes payable and the unsecured revolving credit facility, before unamortized deferred financing costs, were $116,815,505 and $0, respectively. The unsecured revolving credit facility, which was scheduled to mature on January 26, 2019, was extended to a maturity date of April 30, 2019. On April 30, 2019, we entered into a loan agreement for a new revolving credit facility for a maximum principal amount of $10,000,000, maturing on October 1, 2020 on similar terms to the expired facility. As of September 30, 2019, our pro-rata share (approximately 4.8%) of REIT I’s mortgage notes payable was $3,019,868 and our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $10,181,117. See Notes 6 and 11 to our unaudited condensed consolidated financial statements for additional information regarding our outstanding indebtedness.
Capital Resources
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by the Offerings and borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by internally generated funds. Our cash requirements for operating and interest expenses, repurchases of common stock and dividend distributions will generally be funded by internally generated funds and, to some extent, the waiver or deferral of asset management fees by our Sponsor. Proceeds from the Offerings may be used to fund repurchases of common stock and, in limited circumstances, dividend distributions. If available, future sources of capital include proceeds from the Offerings, secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as undistributed funds from operations.

As discussed in Note 1, on September 18, 2019, our board of directors approved the temporary suspension of the Primary Offering, which is registered with the SEC under the Securities Act, and the primary offering portion of the Class S Offering. Our automatic investment program was also temporarily suspended effective as of the close of business on September 18, 2019. We filed a pre-effective amendment to our Form S-11 on October 18, 2019, which includes our updated plan of distribution whereby we will offer our Class C common stock through North Capital, a registered broker dealer. On October 23, 2019, North Capital filed an application with the FINRA with respect to the offering of our Class C common stock. The Registered Offering of our Class C common stock is expected to recommence following receipt of a no objection letter from FINRA, and the SEC declaring the registration statement effective. Upon recommencement of the Registered Offering, stockholders enrolled in the automatic investment program will again automatically purchase shares pursuant to such program unless otherwise determined by our board of directors.
Cash Flow Summary
The following table summarizes our cash flow activity for the nine months ended September 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$4,563,195	$2,555,989
Net cash used in investing activities	$(6,480,653)	$(53,653,282)
Net cash provided by financing activities	$5,454,232	$52,264,654
Cash Flows from Operating Activities
For the nine months ended September 30, 2019 and 2018, net cash provided by operating activities was $4,563,195 and $2,555,989, respectively.
The cash provided by operating activities during the nine months ended September 30, 2019 primarily reflects adjustments to our net loss of $2,973,765 for distributions from investments in unconsolidated entities of $716,215 and net non-cash charges of $7,669,593 primarily related to depreciation and amortization, unrealized loss on interest rate swap valuation, amortization of deferred financing costs and stock compensation expense, partially offset by amortization of deferred rents, amortization of below-market lease intangibles and income from investments in unconsolidated entities. In addition, the net non-cash charges were partially offset by use of cash resulting from a net change in operating assets and liabilities of $848,848 during the nine months ended September 30, 2019 due to increases in tenant receivables, other assets and a decrease in due to affiliates, net which were partially offset by an increase in accounts payable, accrued and other liabilities.
The cash provided by operating activities during the nine months ended September 30, 2018 primarily reflects our net income of $16,145 adjusted for distributions from investments in unconsolidated entities of $557,968 and net non-cash charges of$3,977,476 primarily related to depreciation and amortization, amortization of deferred financing costs, distributions from investments in unconsolidated entities, stock compensation expense and amortization of above-market lease intangibles, partially offset by amortization of deferred rents, unrealized gain on interest rate swap valuation, amortization of below-market lease intangibles and income from investments in unconsolidated entities. In the addition, the net non-cash charges were also partially offset by a use of cash resulting from a net change in operating assets and liabilities of $1,995,600 during the nine months ended September 30, 2018 due to an increase in tenant receivables and other assets and decreases in accounts payable, accrued and other liabilities and due to affiliates.
We expect that our cash flows from operating activities before changes in operating assets and liabilities will continue to be positive in the next twelve months as a result of anticipated future acquisitions of real estate and the related operating contributions from such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $6,480,653 for the nine months ended September 30, 2019 and consisted of the following:

•	$3,387,699 payment of an obligation related to previously recorded tenant improvement;

•	$1,005,523 of costs related to pending acquisitions including pending merger with REIT I;

•	$2,000,000 of non-refundable purchase deposit; and

•	$181,972 of additions to existing real estate investments; partially offset by

•	$100,000 of refund of a real estate purchase deposit.

Net cash used in investing activities was $53,653,282 for the nine months ended September 30, 2018 and consisted of the following:

•	$50,863,080 for the acquisitions of four operating properties and a parcel of land;

•	$749,094 of additions to existing real estate investments;

•	$1,541,108 for the payment of acquisition fees to affiliate; and

•	$500,000 of refundable deposit for the Bon Secours property.
Cash Flows from Financing Activities
Net cash provided by financing activities was $5,454,232 for the nine months ended September 30, 2019 and consisted of the following:

•	$34,559,949 of proceeds from issuance of common stock and investor deposits, partially offset by payments for offering costs and commissions of $1,207,562; and

•
$6,350,000 of proceeds from mortgage notes payable; more than offset by principal payments of $14,557,433, deferred financing cost payments of $175,311 to third parties and deferred financing fees of $63,500 paid to an affiliate; and

•
$4,869,000 of proceeds from borrowings on our unsecured credit facility; which was more than offset by $13,869,000 of repayments under both our New Credit Facility and Unsecured Credit Facility, as then in effect. Such proceeds were further offset in part by

•	$8,379,336 used for repurchases of shares under the share repurchase plan; and

•	$1,901,575 of distributions paid to common stockholders.
Net cash provided by financing activities was $52,264,654 for the nine months ended September 30, 2018 and consisted of the following:

•	$34,616,876 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $1,177,728; and

•	$51,587,500 of proceeds from mortgage notes payable, partially offset by principal payments of $12,664,740 and deferred financing cost payments of $996,010 to third parties and $209,550 to affiliates;

•
$18,450,000 of proceeds from borrowings on our unsecured credit facility obtained in 2018, which were used to repay our former unsecured credit facility along with additional repayments during the period for an aggregate of $30,450,000 in repayments; further offset in part by

•	$5,719,152 used for repurchases of shares under the share repurchase plan; and

•	$1,172,542 of distributions paid to stockholders.
Results of Operations
As of September 30, 2019, we owned (i) 24 operating properties (ii) one parcel of land used as an easement to one of our operating properties, (iii) an approximate 72.7% TIC Interest and (iv) an approximate 4.8% interest in REIT I, an affiliated REIT. We did not acquire any operating property during the first nine months of 2019 compared to four operating property acquisitions in the nine months ended September 30, 2018 (acquired March 29, 2018, April 4, 2018, July 27, 2018 and September 13, 2018). During 2018, we acquired a total of six operating properties.
We expect that rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates will each increase in the next twelve months as a result of the 2018 acquisitions discussed above, our October 24, 2019 property acquisition discussed in Note 11, the Merger, and our anticipated future acquisitions of real estate investments. Our results of operations for the nine months ended September 30, 2019 are not indicative of those expected in future periods as we expect to continue to raise capital through the Offerings and expect to acquire additional properties.
Upon completion of the Merger, we would have approximately $445,000,000 of assets under management with 46 single-tenant, net leased properties consisting of 19 retail properties, 15 office properties (including the TIC Interest) and 12 industrial properties (including the property acquired in October 2019). The 20 additional properties acquired in the Merger would increase our revenues by approximately 55% with a corresponding increase in expected cash to be generated by operating activities. The increased cash flow from the merged properties will be partially offset by an increase in general and administrative costs resulting from the Self-Management Transaction since the personnel and other administrative costs of our advisor’s business are greater than the asset management fees, property management fees, and cost reimbursements that we will no longer be paying, and the acquisition fees that we previously paid were capitalized in accordance with GAAP, rather than expensed as personnel costs. In addition, we will no longer be reimbursed for our Investor Relations personnel costs.

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
Rental Income
Rental income, including tenant reimbursements for the three months ended September 30, 2019 and 2018 was $6,125,957 and $4,725,279, respectively. The significant increase of $1,400,678 or 29.6% quarter-over-quarter primarily reflects rental income from the four operating properties acquired subsequent to June 30, 2018 (two each in the third and fourth quarters of 2018). Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of September 30, 2019 was $17,562,000.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliate, were $812,349 and $532,355, respectively, for the three months ended September 30, 2019 and 2018. The fee is equal to 0.1% of the total investment value of our properties on a monthly basis. The significant increase of $279,994 or 52.6% quarter-over-quarter was primarily due to the increase in the number of operating properties owned from 20 properties as of June 30, 2018 to 24 properties as of September 30, 2019 (two properties each were acquired in the third and fourth quarters of 2018). In addition, we incurred $132,000 of operating expense reimbursement in the current year quarter which reflects the portion of the operating expenses incurred by our Advisor allocated to us. We did not incur a similar operating expense reimbursement in the prior year quarter as such reimbursement would have caused us to exceed the 2%/25% Limitation for operating expenses for the four fiscal quarters ended September 30, 2018. In addition, we incurred asset management fees to the Advisor of $65,993 related to our approximate 72.7% TIC Interest during the each of the three months ended September 30, 2019 and 2018, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities.
General and Administrative
General and administrative expenses were $918,636 and $598,578 for the three months ended September 30, 2019 and 2018, respectively. The significant increase of $320,058 and 53.5% quarter-over-quarter primarily reflects $800,360 of expenses incurred in connection with the pending Self-Management Transaction, partially offset by decreases in the cost of Investor Relations personnel due to a reduction in the number of employees and legal costs related to employment matters. The expenses for the Self-Management Transaction primarily reflect an allocation of the fees of the financial advisor to the Special Committee, along with legal fees for the Special Committee's legal counsel. Costs related to our pending Merger with REIT I are included in other assets and are expected to be capitalized and allocated to the assets acquired upon completion of the Merger.
Depreciation and Amortization
Depreciation and amortization expense was $2,393,725 and $1,861,649 for the three months ended September 30, 2019 and 2018, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase of $532,076 and 28.6% quarter-over-quarter was primarily due to the four additional operating properties acquired in the second half of 2018.
Interest Expense
Interest expense was $1,738,791 and $1,070,860 for the three months ended September 30, 2019 and 2018, respectively (see Note 6 to our unaudited condensed consolidated financial statements for the detail of the components of interest expense). The significant increase of $667,931 or 62.4% quarter-over-quarter was primarily due to increased mortgage notes payable outstanding and unrealized loss in the current period as compared with unrealized gain in the prior year period. The average principal balance of mortgage notes payable increased from approximately $94,390,000 during the three months ended September 30, 2018 to approximately $116,974,000 during the three months ended September 30, 2019. There were no borrowings under our unsecured credit facility during the three months ended September 30, 2019 and 2018.
Property Expenses
Property expenses were $1,362,661 and $772,394 for the three months ended September 30, 2019 and 2018, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase of $590,267 or 76.4% quarter-over-quarter was primarily due to the four additional operating properties acquired in the second half 2018.

Expenses Reimbursed by Sponsor or Affiliates
Expenses reimbursed by our Sponsor or affiliates were $96,104 and $298,645 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, the amounts reimbursed by the Sponsor for Investor Relations payroll costs were $96,104 and $173,464, respectively. The 2018 quarter also includes $125,181 of employment related legal fees which were reimbursed by the Sponsor. The significant decrease of $202,541 or 67.8% in reimbursements corresponds primarily to the reduced number of Investor Relations personnel and related costs. Reimbursement for organization and offering costs was discontinued effective October 1, 2019 as described under “Organizational and Offering Costs” below.
Other Income
Interest income was $45,940 and $4,648 for the three months ended September 30, 2019 and 2018, respectively.
Income from investments in unconsolidated entities was $37,570 and $69,863 for the three months ended September 30, 2019 and 2018, respectively. This represents our approximate 4.8% and 4.4% interest, respectively, in REIT I's results of operations and our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the three months ended September 30, 2019 and 2018, respectively.
Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
Rental Income
Rental income, including tenant reimbursements for the nine months ended September 30, 2019 and 2018 was $17,907,668 and $12,567,223, respectively. The significant increase of $5,340,445 or 42.5% period-over-period primarily reflects rental income from the six operating properties acquired in 2018. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of September 30, 2019 was $17,562,000.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliate, were $2,436,386 and $1,411,585, respectively, for the nine months ended September 30, 2019 and 2018. The fee is equal to 0.1% of the total investment value of our properties on a monthly basis. The significant increase of $1,024,801 or 72.6% period-over-period was primarily due to the increase in the number of operating properties owned from 18 properties on January 1, 2018 to 24 properties as of September 30, 2019. In addition, we incurred asset management fees to the Advisor of $197,978 related to our approximate 72.7% TIC Interest during each of the nine months ended September 30, 2019 and 2018, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities. In addition, we incurred $396,000 of operating expense reimbursements in the current year period which reflects the portion of the operating expenses incurred by our Advisor allocated to us. We did not incur a similar operating expense reimbursement in the prior year period as such reimbursement would have caused us to exceed the 2%/25% Limitation for operating expenses for the four fiscal quarters ended September 30, 2018.
General and Administrative
General and administrative expenses were $2,312,081 and $2,047,761 for the nine months ended September 30, 2019 and 2018, respectively. The increase of $264,320 or 12.9% period-over-period was primarily reflects $800,360 of expenses incurred in connection with the pending Self-Management Transaction, partially offset by decreases in the cost of Investor Relations personnel due to a reduction in the number of employees and legal costs related to employment matters. The expenses for the Self-Management Transaction primarily reflect an allocation of the fees of the financial advisor to the Special Committee, along with legal fees for the Special Committee's legal counsel. Costs related to our pending Merger with REIT I are included in other assets and are expected to be capitalized and allocated to the assets acquired upon completion of the Merger.
Depreciation and Amortization
Depreciation and amortization expense was $7,176,716 and $4,888,394 for the nine months ended September 30, 2019 and 2018, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase of $2,288,322 or 46.8% period-over-period was primarily due to the six additional operating properties acquired in 2018.

Interest Expense
Interest expense was $5,975,866 and $3,364,736 for the nine months ended September 30, 2019 and 2018, respectively (see Note 6 to our unaudited condensed consolidated financial statements for the detail of the components of interest expense). The significant increase of $2,611,130 or 77.6% period-over-period was primarily due to the increase in the average principal balance of mortgage notes payable and unrealized loss in the current period as compared with unrealized gain in the prior year period (see Note 7 to our unaudited condensed consolidated financial statements). The average principal balance of mortgage notes payable increased from approximately $82,879,000 during the nine months ended September 30, 2018 to approximately $118,483,000 during the nine months ended September 30, 2019, (see Note 6 to our unaudited condensed consolidated financial statements). Average unsecured credit facility borrowings were approximately $5,000,000 during the nine months ended September 30, 2018 compared to $2,856,000 during the nine months ended September 30, 2019.
Property Expenses
Property expenses were $3,537,249 and $1,966,616 for the nine months ended September 30, 2019 and 2018, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase of $1,570,633 or 79.9% period-over-period was primarily due to the six additional operating properties acquired in 2018.
Expenses Reimbursed by Sponsor or Affiliates
Expenses reimbursed by our Sponsor or affiliates were $332,336 and $952,098 for the nine months ended September 30, 2019 and 2018, respectively. For the first nine months ended September 30, 2019 and 2018, the amounts reimbursed by the Sponsor for Investor Relations payroll costs were $373,251 and $726,972, respectively. The expense reimbursements from the Sponsor during the nine months ended September 30, 2019 and 2018 also include $(40,915) of refund to the Sponsor and $225,126 of employment related legal fees, respectively, which the Sponsor agreed to reimburse. The significant decrease of $619,762 or 65.1% in reimbursements corresponds primarily to the reduced number of Investor Relations personnel and related costs as described above under general and administrative expenses. Reimbursement for organization and offering costs was discontinued effective October 1, 2019 as described under “Organizational and Offering Costs” below.
Other Income
Interest income was $56,971 and $12,568 for the nine months ended September 30, 2019 and 2018, respectively.
Income from investments in unconsolidated entities was $167,558 and $163,348 for the nine months ended September 30, 2019 and 2018, respectively. This represents our approximate 4.8% and 4.4% interest, respectively, in REIT I's results of operations and our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the nine months ended September 30, 2019 and 2018, respectively.
Organizational and Offering Costs
Prior to October 1, 2019, our organizational and offering costs were paid by our Sponsor on our behalf. Offering costs include all expenses incurred in connection with the Offerings, including Investor Relations payroll expenses. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.
During the primary Offerings, we were obligated to reimburse our Sponsor for organizational and offering costs related to the Offerings paid by them on our behalf provided such reimbursement did not exceed 3% of gross offering proceeds raised in the Offerings as of the date of the reimbursement.
The Advisory Agreement was amended effective October 1, 2019 in connection with our new plan of distribution whereby we will offer our shares of Class C Common Stock through a registered broker dealer. We agreed to pay all future organization and offering costs, and to no longer be reimbursed by the Sponsor for our Investor Relations personnel costs after September 30, 2019, in exchange for the Sponsor’s agreement to terminate its right to receive 3% of all offering proceeds received by us after September 30, 2019 as reimbursement for organization and offering costs previously paid by the Sponsor.

As of September 30, 2019, we had not directly incurred any organizational and offering costs related to the Offerings as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the Offerings are not recorded in our financial statements as of September 30, 2019 other than to the extent of 3% of the gross offering proceeds. Through September 30, 2019, our Sponsor had incurred organizational and offering costs on our behalf in connection with our Offerings of $9,189,209. Through September 30, 2019, we had recorded $5,429,105 of organizational and offering costs, of which $0 was payable to the Sponsor or affiliates. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
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
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time-to-time during our operational state, we may not pay distributions from operations. In these cases, distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Historically, the sources of cash used to pay our distributions have been from net rental income received, along with the waiver and deferral of management fees and, to a limited extent, offering proceeds. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In that event, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price.
Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

	Total Distributions	Distributions Declared	Distributions Paid		Cash Flows Provided by Operating
Period (1)(2)	Declared	Per Share	Cash	Reinvested *	Activities
First Quarter 2018 (3)	$2,173,195	$0.17588	$335,216	$1,260,232	$38,144
Second Quarter 2018 (4)	1,864,493	0.17588	392,014	1,408,441	1,279,870
Third Quarter 2018 (5)	2,041,912	0.17588	445,312	1,539,893	1,237,975
Fourth Quarter 2018 (6)	2,203,622	0.17588	483,531	1,669,538	3,295,899
2018 Totals	$8,283,222	$0.70352	$1,656,073	$5,878,104	$5,851,888

First Quarter 2019 (7)	$2,388,694	$0.17588	$552,134	$1,763,630	$773,736
Second Quarter 2019 (8)	2,605,268	0.17588	630,184	1,900,893	2,112,395
Third Quarter 2019 (9)	2,784,235	0.17588	719,257	2,020,768	1,677,064
2019 Totals	$7,778,197	$0.52764	$1,901,575	$5,685,291	$4,563,195

*	We temporarily suspended our DRP on October 19, 2019 and the DRP will remain suspended until such time, if any, as our board of directors, in its discretion, may approve the reinstatement of the DRP.

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

(2)
Our board of directors declared distributions for four months (December 2017 through March 2018) beginning in the first quarter of 2018. To transition to a process of declaring dividends prior to the beginning of each month, dividends declared per share of common stock in succeeding quarters reflects four rather than three months of dividends.

(3)	The distribution of $577,747 for the month of March 2018 was declared in March 2018 and paid on April 25, 2018. The amount was recorded as a liability as of March 31, 2018.

(4)	The distribution of $641,785 for the month of June 2018 was declared in June 2018 and paid on July 25, 2018. The amount was recorded as a liability as of June 30, 2018.

(5)	The distribution of $698,492 for the month of September 2018 was declared in September 2018 and paid on October 25, 2018. The amount was recorded as a liability as of September 30, 2018.

(6)	The distribution of $749,170 for the month of December 2018 was declared in December 2018 and paid on January 25, 2019. The amount was recorded as a liability as of December 31, 2018.

(7)	The distribution of $821,300 for the month of March 2019 was declared in February 2019 and paid on April 25, 2019. The amount was recorded as a liability as of March 31, 2019.

(8)	The distribution of $896,291 for the month of June 2019 was declared in February 2019 and paid on July 25, 2019. The amount was recorded as a liability as of June 30, 2019.

(9)
The distribution of $937,863 for the month of September 2019 was declared in August 30, 2019 and paid on October 25, 2019. The amount was recorded as a liability as of September 30, 2019 in the accompanying unaudited condensed consolidated balance sheets.

Our sources of distribution payments were as follows:

Period	Total Sources of Distributions	Net Rental Income Received	Waived Advisor Asset Management Fees	Deferred Advisor Asset Management Fees	Offering Proceeds (1)
First Quarter 2018	$2,173,195	$2,173,195	$—	$—	$—
Second Quarter 2018	1,864,493	1,864,493	—	—	—
Third Quarter 2018	2,041,912	2,041,912	—	—	—
Fourth Quarter 2018	2,203,622	2,203,622	—	—	—
2018 Totals	$8,283,222	$8,283,222	$—	$—	$—

First Quarter 2019	$2,388,694	$2,388,694	$—	$—	$—
Second Quarter 2019	2,605,268	2,605,268	—	—	—
Third Quarter 2019	2,784,235	2,784,235	—	—	—
2019 Totals	$7,778,197	$7,778,197	$—	$—	$—
For the period January 1, 2018 through September 30, 2019, distributions to stockholders were declared and paid based on daily record dates at rates per share per day. However, distributions to stockholders for the period March 1, 2019 through June 30, 2019 were declared on February 28, 2019 and for the period September 1, 2019 through December 31, 2019 were declared on August 30, 2019. The details are as follows:

Distribution Period	Rate Per Share Per Day	Declaration Date	Payment Date
2018
January 1-31	$0.00189113	February 1, 2018	February 26, 2018
February 1-28	$0.00209375	February 1, 2018	March 26, 2018
March 1-31	$0.00189113	March 20, 2018	April 25, 2018
April 1-30	$0.00195417	April 3, 2018	May 25, 2018
May 1-31	$0.00189113	May 1, 2018	June 26, 2018
June 1-30	$0.00195417	June 1, 2018	July 25, 2018
July 1-31	$0.00189113	July 1, 2018	August 27, 2018
August 1-31	$0.00189113	August 1, 2018	September 25, 2018
September 1-30	$0.00195417	September 1, 2018	October 25, 2018
October 1-31	$0.00189113	September 27, 2018	November 26, 2018
November 1-30	$0.00195417	October 29, 2018	December 26, 2018
December 1-31	$0.00189113	November 28, 2018	January 25, 2019

Distribution Period	Rate Per Share Per Day	Declaration Date	Payment Date
2019
January 1-31	$0.00191183	December 26, 2018	February 25, 2019
February 1-28	$0.00209375	January 31, 2019	March 25, 2019
March 1-31	$0.00192740	February 28, 2019	April 25, 2019
April 1-30	$0.00192740	February 28, 2019	May 28, 2019
May 1-31	$0.00192740	February 28, 2019	June 25, 2019
June 1-30	$0.00192740	February 28, 2019	July 25, 2019
July 1-31	$0.00189113	June 25, 2019	August 26, 2019
August 1-31	$0.00189113	July 31, 2019	September 25, 2019
September 1-30	$0.00912740	August 30, 2019	October 25, 2019
October 1-31	$0.00912740	August 30, 2019	November 25, 2019 *
November 1-30	$0.00912740	August 30, 2019	December 26, 2019 *
December 1-31	$0.00912740	August 30, 2019	January 27, 2020 *

*	Projected payment date.
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
Properties
Portfolio Information
Our wholly-owned real estate investments were as follows:

	As of
	September 30, 2019	December 31, 2018	September 30, 2018
Number of properties:
Retail	9	9	9
Office	10	10	8
Industrial	5	5	5
Total operating properties	24	24	22
Land	1	1	1
Total properties	25	25	23

Leasable square feet:
Retail	185,384	185,384	185,384
Office	616,284	616,284	446,203
Industrial	735,016	735,016	735,016
Total	1,536,684	1,536,684	1,366,603
The above table does not include an approximate 72.7% TIC interest in a 91,740 square feet office property located Santa Clara, California and an approximate 4.8%, 4.8% and 4.4% interest, respectively, in REIT I, an affiliated REIT, as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively. If the pending Merger with REIT I is completed, we will own a total of 46 operating properties including the property acquired in October 2019 discussed in Note 11 as follows:

19 retail, 15 office and 12 industrial properties.
We have a very limited operating history. As of September 30, 2019, we had only acquired: (i) 24 operating properties; (ii) one parcel of land, which currently serves as an easement to one of our office properties; (iii) the TIC Interest and (iv) an approximate 4.8% interest in REIT I, an affiliated REIT. We acquired an additional industrial property in October 2019 as described in Note 11 to our unaudited condensed consolidated financial statements. Therefore, we have limited operations. In evaluating these properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have one tenant with a lease that provided for a tenant improvement allowance totaling $3,486,927. The majority of the related improvements were completed by June 30, 2019 and $3,387,699 was released to reimburse the tenant for these tenant improvements during the first nine months of 2019 under the terms of the lease agreement. As of September 30, 2019, there was a restricted cash deposit of $100,135 available to reimburse the tenant for the remaining tenant improvement under the terms of the lease agreement.
In addition, we have identified approximately $855,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2019. Approximately $177,000 of these improvements are expected to be recoverable from the tenant through their operating expense reimbursements. The remaining costs of approximately $678,000 that are not recoverable from tenants are expected to be capitalized. These improvements will be funded from operating cash flows or offering proceeds.
Recent Market Conditions
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic and political environment has made businesses reluctant to make long-term commitments or changes in their business plans. The ongoing trade war between the U.S. and China has increased the level of uncertainty, resulted in reductions in business investments and could ultimately lead to recession. Potential declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing.
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

Commercial real estate fundamentals continue to remain stable, as job creation has supported gains in office absorption, retail sales and warehouse distribution. Although commercial property construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values. However, future increases in interest rates or a downturn in the economy could have a negative impact on property values.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under "Critical Accounting Policies" in Part II, Item 7 of our Annual Report on Form 10-K, filed with the SEC on March 29, 2019. There have been no significant changes to our policies during the three months ended September 30, 2019.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to our unaudited condensed consolidated financial statements for discussion of commitment and contingencies).
Related-Party Transactions and Agreements
We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or our affiliates, such as acquisition fees and expenses, asset management fees, reimbursement of certain operating costs and, until October 1, 2019, organization and offering costs (see Note 8 to our unaudited condensed consolidated financial statements for additional details of the various related-party transactions and agreements).
Subsequent Events
See Note 11 to our unaudited condensed consolidated financial statements for events that occurred subsequent to September 30, 2019 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for recent accounting pronouncements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of September 30, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal and Regulatory Matters in Note 10 to our unaudited condensed consolidated financial statements is incorporated herein by reference.

Item 1A.  Risk Factors
We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A "Risk Factors" of our 2018 Annual Report on Form 10-K filed with the SEC on March 29, 2019. See also the “Risk Factors” section of our joint proxy statement and prospectus filed with the SEC on October 22, 2019.
Completion of the Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the requirement that we or REIT I pay certain termination fees or, in certain circumstances, that we or REIT I pay expenses to the other party.
The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others: (i) the approval of the Merger by the holders of a majority of the outstanding common stock of our company; (ii) the approval of the Merger by the REIT I shareholders; and (iii) the absence of any law, order or other legal restraint or prohibition that would prohibit, make illegal, enjoin, or otherwise restrict, prevent, or prohibit the Merger or any of the transactions contemplated by the Merger Agreement. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement; and (c) the absence of any event, change, or occurrence arising during the period from the date of the Merger Agreement until the effective time of the Merger that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the other party.
There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. Failure to consummate the Merger may adversely affect the Company’s or REIT I’s results of operations and business prospects for the following reasons, among others: (i) each of the Company and REIT I will incur certain transaction costs, regardless of whether the proposed Merger closes, which could adversely affect each company’s respective financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the proposed Merger, whether or not it closes, will divert the attention of certain management and other key employees of affiliates of the Company and REIT I from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company or REIT I, respectively. In addition, the Company or REIT I may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by March 31, 2020 and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, REIT I may be required to pay the Company a termination fee of $2,540,000. The Merger Agreement also provides that one party may be required to reimburse the other party’s transaction expenses, not to exceed $1,000,000, if the Merger Agreement is terminated under certain circumstances.
The pendency of the Merger could adversely affect the business and operations of REIT I and the Company.
Prior to the effective date of the Merger, some tenants, prospective tenants or vendors of each of REIT I and the Company may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of REIT I and the Company, regardless of whether the Merger is completed. Similarly, current and prospective employees of affiliates of REIT I and the Company may experience uncertainty about their future roles with the Combined Company following the Merger, which may materially adversely affect the ability of such affiliates to attract and retain key personnel during the pendency of the Merger. In addition, due to operating restrictions in the Merger Agreement, each of REIT I and the Company may be unable during the pendency of the Merger subject to certain exclusions, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
There may be unexpected delays in the consummation of the Merger.
The Merger is expected to close in late December 2019 or early January 2020 assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or REIT I may terminate the Merger Agreement if the Merger has not occurred by March 31, 2020. Certain events may delay the consummation of the Merger. Some of the events that could delay the consummation of the Merger include difficulties in obtaining the approval of our stockholders and REIT I shareholders, or satisfying the other closing conditions to which the Merger is subject.

Failure to complete the pending Merger could negatively affect us.
It is possible that the pending Merger will not be approved which would prevent the transaction from being completed. If the pending Merger transaction is not completed, we may be subject to a number of material risks, including the following:

•	we have incurred and expect to incur substantial costs and expenses payable by us that are related to the potential Merger, such as legal and financial advisor fees.
Combined Company net income may decrease in the near term as a result of the Self-Management Transaction.
The Combined Company will expense all cash and non-cash costs involved in self-management. As a result, statements of operations of the Combined Company may be negatively impacted, driven predominately by the non-cash charges related to the issuance of units of limited partnership in the Operating Partnership as consideration in the Self-Management Transaction and, to a lesser extent, other transaction-related costs. In addition, while the Combined Company will no longer effectively bear the costs of the various fees and expense reimbursements previously paid to the Company and REIT I advisors after the Combined Company becomes internally managed, the Combined Company expenses will include the compensation and benefits of executive officers and the employees and consultants of the previous advisors, as well as overhead previously paid by the advisors or their affiliates in managing the Company’s and REIT I’s businesses and operations. Furthermore, these employees and consultants will be providing us services historically provided by the advisors. If these expenses are higher than the fees that are currently paid to the advisors or otherwise higher than currently anticipated, the Combined Company may not realize the anticipated cost savings and other benefits from the Self-Management Transaction and Combined Company net income could decrease further, which could have a material adverse effect on the Combined Company’s business, financial condition and results of operations.
The Self-Management Transaction may not be accretive to Combined Company stockholders.
The Self-Management Transaction may not be accretive to Combined Company stockholders. While it is intended that the Self-Management Transaction will be accretive to Combined Company net income and earnings, there can be no assurance that this will be the case, as, among other things, the expenses that result from the Self-Management Transaction may be higher than currently anticipated and the Combined Company may not achieve cost savings from the Self-Management Transaction.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During July 2019, we issued a total of 4,921 shares of Class C common stock to the four independent directors for their service as board members and issued an additional 492 shares of Class C common stock to two of the independent directors for their service as committee chairs. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. In addition, during August 2019, we issued an additional 4,921 shares of Class C common stock to the four independent directors for their services as members of the Special Committee to evaluate the potential for a merger transaction with REIT I.
During the three months ended September 30, 2019, we also issued 19,812 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $201,290. Of such issuances, 794 shares for gross offering proceeds of $8,067 were made pursuant to the dividend reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.
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

PART II – OTHER INFORMATION (continued)

The Registered Offering commenced on July 20, 2016. Under applicable SEC rules, the current registration statement for the Registered Offering was scheduled to terminate on June 1, 2019, but remained effective because the Company filed a new registration statement on Form S-11 with the SEC on May 24, 2019 to extend the Registered Offering in accordance with Rule 415 of the Securities Act. The Company’s current registration statement on Form S-11 will terminate when the new registration statement is declared effective by the SEC. As required by some states, the Company is also required to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering Our board of directors may terminate the Registered Offering at any time. Our board of directors will adjust the price of the Registered Offering shares during the course of the Registered Offering as described in the registration statement, as amended, for the Registered Offering.
Through September 30, 2019, we had sold 17,823,024 shares of Class C common stock in the Registered Offering, including 1,461,804 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $179,039,271.
Through September 30, 2019, we have paid $5,429,105 to our Sponsor as reimbursement for organizational and offering costs, which reimbursement is subject to the 3% of gross offering proceeds limitation.
From the commencement of the Registered Offering through September 30, 2019, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $173,662,273, including net offering proceeds from our Registered DRP Offering of $14,736,539. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $253,347,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $6,919,631 and $652,150 were used to pay acquisition fees and financing coordination fees to our Advisor, respectively. Our Sponsor was reimbursed for $5,429,105 of organizational and offering costs. See Note 8 of our unaudited condensed consolidated financial statements for details about fees paid to affiliates. In addition, through September 30, 2019, $288,370 of proceeds from the Offerings were used to fund stockholder distributions in connection with rent abatements as described above. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.
Issuer Redemptions of Equity Securities
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended September 30, 2019. As of September 30, 2019, we have not repurchased any shares of our Class S common stock.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share	Dollar Value of Shares Available That May Be Repurchased Under the Program (2)
July 2019	178,005	$9.94	$1,769,231
August 2019	134,369	$10.00	1,343,729
September 2019 (1)	255,347	$10.02	2,558,712
Totals	567,721		$5,671,672

(1)
During the three months ended September 30, 2019, we agreed to repurchase 100% of all shares of Class C common stock requested for repurchase. The shares of Class C common stock requested for repurchase in September 2019 were repurchased in October 2019. We generally repurchase shares approximately three business days following the end of the applicable month in which requests were received. We temporarily suspended our share repurchase program ("SRP") on October 19, 2019 and the SRP will remain suspended until such time, if any, as our board of directors, in its discretion, may approve the reinstatement of the SRP.

PART II – OTHER INFORMATION (continued)

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

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
2.1
Agreement and Plan of Merger dated as of September 19, 2019, by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, Rich Uncles Real Estate Investment Trust I and Katana Merger Sub (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

2.2
Contribution Agreement dated as of September 19, 2019 by and among Rich Uncles NNN Operating Partnership, LP, RW Holdings NNN REIT, Inc., BrixInvest, LLC and Daisho OP Holdings, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

2.3
Agreement for Purchase and Sale of 2210-2260 Martin Avenue, Santa Clara, California, dated August 25, 2017, between San Tomas Income Partners LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-205684) filed with the Securities and Exchange Commission on October 4, 2017)

2.4
Purchase Agreement, dated December 18, 2017, between Reasons Aviation, LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A (File No. 000-55776) filed with the Securities and Exchange Commission on January 8, 2018)

3.1
Articles of Amendment and Restatement of the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on May 23, 2016)

3.2
Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to increase the authorized number of shares of our stock (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)

3.3
Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to change the name and designation of our stock (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)

3.4
Articles of Amendment to the Articles of Incorporation of RW Holdings NNN REIT, Inc. to change our name to RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)

3.5
Articles Supplementary of RW Holdings NNN REIT, Inc. reclassifying 100,000,000 unissued shares of Class C common stock as Class S common stock (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 15, 2017)

3.6	Certificate of Notice, dated August 11, 2017 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (File No. 000-55776), filed August 17, 2017)
3.7
Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-205684) filed with the Securities and Exchange Commission on July 15, 2015)

4.1
Amended and Restated Share Repurchase Program (Class C Common Stock) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on October 17, 2019)

10.1
Amendment No. 3 to Second Amended and Restated Advisory Agreement between RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operator, LLC and BrixInvest, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on October 17, 2019)

10.2*
Pre-Offering Agreement between RW Holdings NNN REIT, Inc. and North Capital Private Securities Corporation dated October 18, 2019 (incorporated by reference to Exhibit 10.10 to our Pre-Effective Amendment No. 1 to Form S-11 (File No. 333-231724) filed with the Securities and Exchange Commission on October 18, 2019)

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
Date: November 12, 2019