Form 10-K
period 2019-12-31
RW HOLDINGS NNN REIT, INC.
filed 2020-04-06
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(855) 742-4862
(Registrant’s Telephone Number, Including Area Code)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No   ☒
While there is no established market for the Registrant’s shares of common stock, the Registrant is conducting an ongoing public offering of its shares of Class C common stock pursuant to a Registration Statement on Form S-11 and an offering of its shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act. There were approximately 15,313,171 shares of Class C common stock and 166,448 shares of Class S common stock held by non-affiliates as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, for an aggregate market value of $155,581,817 and $1,691,112, respectively, assuming a market value as of that date of  $10.16 per share of Class C common stock and Class S common stock, the offering price per share as of June 28, 2019 in the aforementioned offerings.
As of February 29, 2020, there were 23,788,542 outstanding shares of the Registrant’s Class C common stock and 187,295 outstanding shares of the Registrant’s Class S common stock.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the "SEC"). We make no representation or warranty, express or implied, about the accuracy of any such forward-looking statements contained hereunder. Except as otherwise required by federal securities laws, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
Overview
RW Holdings NNN REIT, Inc. is a Maryland corporation, incorporated on May 14, 2015, that elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2016 and intends to continue to qualify to be taxed as a REIT. As used herein, the terms “Company,” “we,” “our” and “us” refer to RW Holdings NNN REIT, Inc. and, as required by context, RW Holdings NNN REIT Operating Partnership, LP (formerly known as Rich Uncles NNN Operating Partnership, LP), a Delaware limited partnership (our “Operating Partnership” or “NNN REIT OP”), and Katana Merger Sub, LP, a Delaware limited partnership and wholly-owned subsidiary of RW Holdings NNN REIT, Inc. (“Merger Sub”), and their subsidiaries.
We invest primarily in single tenant, income-producing properties, which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties.
We conduct our business substantially through our Operating Partnership and Merger Sub, of which we are the sole general partner. Until December 31, 2019, our business was externally managed by Rich Uncles NNN REIT Operator, LLC (our “Former Advisor”), a formerly wholly-owned subsidiary of BrixInvest, LLC, our former sponsor (“BrixInvest” or our "Former Sponsor"). Our Former Advisor managed our operations and our portfolio of core real estate properties and real estate-related assets and provided asset management and other administrative services pursuant to our second amended and restated advisory agreement (the “Advisory Agreement”) with our Former Advisor and BrixInvest. BrixInvest also served as the sponsor and advisor for Rich Uncles Real Estate Investment Trust I (“REIT I”) through December 31, 2019 and for BRIX REIT, Inc. (“BRIX REIT”) through October 28, 2019. Pursuant to the Advisory Agreement, our Former Advisor was paid certain fees through December 31, 2019 as set forth in Note 10. Commitments and Contingencies to our consolidated financial statements in this Annual Report on Form 10-K.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), REIT I merged with and into Merger Sub, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). At such time, the separate existence of REIT I ceased. In addition, on December 31, 2019, a self-management transaction was completed, whereby the Company, NNN REIT OP, BrixInvest and Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (“Daisho”), effectuated a Contribution Agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which the Company acquired substantially all of the assets of BrixInvest in exchange for units of Class M limited partnership interest (the “Class M OP Units”) in NNN REIT OP (the “Self-Management Transaction”). As a result of the completion of the Merger and the Self-Management Transaction, the Company became self-managed. For a more detailed discussion of the Merger and Self-Management Transaction, please see the Completion of the Merger and the Self-Management Transaction and Amendments to Operating Partnership Agreement below.
We have investor relations personnel, but BrixInvest reimbursed all expenses as part of the organizational and offering services they provided to us to manage our organization and offering and provide administrative investor relations services through September 30, 2019. Prior to September 30, 2019, BrixInvest was entitled to include, and did include, the reimbursement of such expenses as part of our reimbursement to them of organizational and offering costs, but such reimbursement was not to, and did not, exceed an amount equal to 3% of the proceeds from our initial public offering (as described below).
Under our charter, we have the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share (“Class C Common Stock”), and 100,000,000 shares of Class S common stock, $0.001 par value per share (“Class S Common Stock”). On June 24, 2015, BrixInvest purchased 10,000 shares of our common stock for $100,000 and became our initial stockholder. On December 31, 2015, BrixInvest purchased another 10,000 shares of our common stock for $100,000 for total holdings of 20,000 shares of common stock as of December 31, 2015.

On July 15, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering of a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of $100,000,000 of common stock pursuant to our distribution reinvestment plan (the “Registered DRP Offering” and, together with the Primary Offering, the “Registered Offering”). The SEC declared our registration statement effective on June 1, 2016 and, on July 20, 2016, we began offering shares of common stock to the public. Pursuant to the Registered Offering, we sold shares of our Class C Common Stock directly to investors, with a minimum investment of $500. Commencing in August 2017, we began selling shares of Class C Common Stock to U.S. persons only, as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons, as discussed below.
On August 11, 2017, we began offering up to 100,000,000 shares of Class S Common Stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act, and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offering, and the Follow-on Offering (as defined below), the “Offerings”). The Class S Common Stock has similar features and rights as the Class C Common Stock, including with respect to voting and liquidation, except that the Class S Common Stock offered in the Class S Offering may be sold only to non-U.S. Persons and may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
On December 23, 2019, we commenced a follow-on offering pursuant to a new registration statement on Form S-11 (File No. 333-231724) (the “Follow-on Offering” and, together with the Registered Offering, the "Registered Offerings"), which registered the offer and sale of up to $800,000,000 in share value of Class C Common Stock, including $725,000,000 in share value of Class C Common Stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C Common Stock pursuant to our distribution reinvestment plan. In connection with our entry into the Merger Agreement on September 19, 2019, as further described below, our board of directors temporarily suspended our Offerings, as well as our distribution reinvestment plan for the Class C Common Stock and our dividend reinvestment plan for the Class S Common Stock (collectively, the “DRPs”) and our share repurchase programs for Class C Common Stock and Class S Common Stock (collectively, the “SRPs”). On December 26, 2019, our board of directors approved the reinstatement of the DRPs effective as of December 26, 2019, and the reopening of the Follow-on Offering and the SRPs effective January 2, 2020. Commencing December 26, 2019, participants in the DRPs had their distributions reinvested in accordance with the terms of the DRPs and redemption requests submitted on or after January 2, 2020 have been processed in accordance with the terms of the SRPs.
We have applied to sell shares of Class C Common Stock in the Follow-on Offering in all 50 states and the District of Columbia. We initially intend to sell shares of Class C Common Stock in the following states: AK, AZ, CA, CO, CT, FL, GA, HI, IA, ID, IL, IN, KY, LA, MO, MT, NH, NV, NY, SC, SD, TX, UT, VA, VT, WI and WY.
On January 31, 2020, our board of directors approved and established an estimated net asset value (“NAV”) per share of our common stock of $10.27 (unaudited). Effective February 1, 2020, the purchase price per share of our Class C Common Stock in the Follow-on Offering increased from $10.16 (unaudited) to $10.27 (unaudited), and the purchase price per share of our Class S Common Stock in the Class S Offering increased from $10.16 (unaudited) to $10.27 (unaudited).
Through December 31, 2019, we had sold 17,887,949 shares of Class C Common Stock in the Offerings, including 1,527,839 shares of Class C Common Stock sold under the distribution reinvestment plan applicable to Class C Common Stock, for aggregate gross offering proceeds of $179,698,905, and 186,606 shares of Class S Common Stock in the Class S Offering, including 2,293 shares of Class S Common Stock sold under our dividend reinvestment plan applicable to Class S Common Stock, for aggregate gross offering proceeds of $1,893,827.
We intend to continue to qualify as a REIT for U.S. federal income tax purposes. If we continue to meet the qualification requirements for taxation as a REIT for U.S. federal income tax purposes, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. If we fail to maintain our qualification for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for taxation as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our stockholders.

Completion of the Merger and the Self-Management Transaction
Merger
On September 19, 2019, we, the Operating Partnership, REIT I and Merger Sub, entered into the Merger Agreement.
Our stockholders approved the Merger contemplated by the Merger Agreement at our Annual Meeting of Stockholders held on December 17, 2019 (the “Annual Meeting”). The shareholders of REIT I approved the Merger contemplated by the Merger Agreement at REIT I’s Special Meeting of Shareholders, also held on December 17, 2019. On December 31, 2019, REIT I merged with and into Merger Sub, with Merger Sub surviving as our direct, wholly-owned subsidiary. At such time, the separate existence of REIT I ceased.
At the effective time of the Merger, each REIT I common share (the “REIT I Common Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than REIT I Common Shares we owned or any REIT I Common Shares wholly owned by our subsidiary) was automatically canceled and retired, and converted into the right to receive one share of Class C Common Stock, with any fractional REIT I Common Shares converted into a corresponding number of fractional shares of Class C Common Stock. As a result, the Company issued 8,042,221.6 shares of its Class C Common Stock to shareholders of REIT I on December 31, 2019. Shareholders of REIT I who were enrolled in REIT I’s distribution reinvestment plan were automatically enrolled in our DRP, unless such shareholder withdraws their participation in our DRP.
The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
From the effective time of the Merger, our board of directors will continue to serve as the board of directors of the combined Company until the next annual meeting of stockholders of the combined Company (and until their successors are duly elected and qualify).
As of December 31, 2019, the combined Company's real estate portfolio consists of: (i) 45 properties (comprised of 20 retail properties, 16 office properties and 9 industrial properties) leased to 38 companies and located in 14 states and having 2,360,802 square feet of aggregate leasing space; (ii) one parcel of land, which currently serves as an easement to one of our office properties; and (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara, California office property. On a pro forma basis, the combined Company’s portfolio is approximately 96% occupied, with a weighted average remaining lease term of 6.6 years as of December 31, 2019.
Approximately 62% of the aggregate rental income of the combined Company as of December 31, 2019 comes from properties leased to or guaranteed by an investment grade company or by a company that is a subsidiary of a non-guarantor parent company that is investment grade (or what management believes are generally equivalent ratings). In addition, as of December 31, 2019, no tenant represents more than 8% of the aggregate rental income of the combined Company, with the top five tenants comprising a collective 33% of the aggregate rental income of the combined Company.
Self-Management Transaction
Pursuant to the Self-Management Transaction, on September 19, 2019, we, the Operating Partnership, BrixInvest and Daisho entered into the Contribution Agreement pursuant to which the Company acquired substantially all of the assets of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership. On December 31, 2019, the Self-Management Transaction was completed.
Prior to the closing of the Self-Management Transaction: (i) substantially all of BrixInvest’s assets and liabilities were contributed to Daisho’s wholly-owned subsidiary, modiv, LLC a Delaware limited liability company; and (ii) BrixInvest spun off Daisho to the BrixInvest members (the “Spin Off”). Pursuant to the Self-Management Transaction, Daisho contributed to the Operating Partnership all of the membership interests in modiv LLC in exchange for the Class M OP Units. As a result of these transactions and the Self-Management Transaction, BrixInvest, through its subsidiary, Daisho, transferred all of its operating assets, including but not limited to: (i) all personal property used in or necessary for the conduct of BrixInvest’s business; (ii) intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto and certain domain names; (iii) all continuing employees and (iv) certain other assets and liabilities, to modiv, LLC and distributed 100% of the ownership interests in Daisho to the members of BrixInvest in the Spin Off.

BrixInvest had been engaged in the business of serving as the sponsor platform supporting the operations of our Company, REIT I and, prior to October 28, 2019, BRIX REIT, including serving, directly or indirectly, as advisor and property manager to our Company, REIT I and, until October 28, 2019, BRIX REIT.
As a result of the Merger and the Self-Management Transaction, effective December 31, 2019, we, our Former Advisor and BrixInvest, which wholly owned our Former Advisor, mutually agreed to terminate the Advisory Agreement, and the Company became self-managed. Accordingly, disclosures with regard to the Advisory Agreement elsewhere in this Annual Report on Form 10-K pertain only to transactions with our Former Advisor through December 31, 2019.
Amendments to Operating Partnership Agreement
On December 31, 2019, we, the Operating Partnership and Rich Uncles NNN LP, LLC entered into the Second Amended and Restated Agreement of Limited Partnership (the “Amended OP Agreement”), which, among other things, amended the name of the Operating Partnership from “Rich Uncles NNN Operating Partnership, LP” to “RW Holdings NNN REIT Operating Partnership, LP.” In addition, the Amended OP Agreement amended the Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated August 11, 2017 (the “Operating Partnership Agreement”) to provide the terms of the Class M OP Units issued in the Self-Management Transaction and the terms of the units of Class P limited partnership interest (the “Class P OP Units”) described below.
The Class M OP Units are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the one-year anniversary of the completion of the Self-Management Transaction. Following the one-year anniversary of the completion of the Self-Management Transaction, the Class M OP Units are convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion rate of 5 Class C OP Units for each 1 Class M OP Unit, subject to a reduction in the conversion ratio (which reduction may vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction.
The Class M OP Units are eligible for an increase in the conversion ratio if our Company achieves both of the targets for assets under management (“AUM”) and adjusted funds from operations (“AFFO”) in a given year as set forth below:

	Hurdles
	AUM	AFFO Per Share	Class M
	($)	($)	Conversion Ratio
Initial Conversion Ratio			1:5.00
Fiscal Year 2021	$860,000,000	$0.590	1:5.75
Fiscal Year 2022	$1,175,000,000	$0.650	1:7.50
Fiscal Year 2023	$1,551,000,000	$0.700	1:9.00
The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Amended OP Agreement), or (3) the date of the employee’s involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 5 Class C OP Units for each 1 Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on the same terms and conditions as the Class M OP Units, as set forth above.
Under the Amended OP Agreement, the Class C OP Units will continue to be exchangeable for cash or our shares of Class C Common Stock on a 1 for 1 basis, as determined by our Company.
Registration Rights Agreement
On December 31, 2019, we, the Operating Partnership and Daisho entered into a Registration Rights Agreement pursuant to which Daisho (or any successor holder) has the right, after one year from the date of the Self-Management Transaction, to request that we register for resale under the Securities Act shares of our Class C Common Stock issued or issuable to such holder in exchange for the Class C OP Units as described above.

Investment Objectives and Strategies
Overview
We expect to use substantially all of the net proceeds from the Offerings to acquire and manage a portfolio of real estate investments. We intend to continue to invest primarily in single tenant income-producing commercial properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size, investment risk, tenant and lease term with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interests of our stockholders. We intend to notify our stockholders of any change to our investment policies by disclosing such changes in a public filing, as appropriate. There can be no assurance that our policies or investment objectives will be attained or that the value of our common stock will not decrease.
Primary Investment Objectives
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return stockholder capital contributions.
We will also seek to realize growth in the value of our investment by timing the sale of our properties to maximize asset value.
While purchases of our properties will be funded with funds received from the proceeds of the Offerings, we anticipate incurring mortgage debt (not to exceed 55% of the total value of all of our properties) against individual properties and/or pools of individual properties and pledging such properties as security for that debt to obtain funds to acquire additional properties.
Investment Strategy
We will seek to acquire a portfolio consisting primarily of single tenant net leased properties throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant net leased properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	where construction is substantially complete to reduce risks associated with construction of new buildings;

•	leased on a “net” basis, where the tenant is responsible for the payment, and fluctuations in costs, of real estate and other taxes, insurance, utilities, and property maintenance;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with strong financial statements, including, but not limited to investment grade credit quality, at the time we acquire them; and

•	subject to long-term leases with defined rental rate increases.
We will seek to provide our stockholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant net leased properties;

•	stable cash flow backed by a portfolio of single tenant net leased real estate assets;

•	minimal exposure to operating and maintenance expense increases via the net lease structure where the tenant assumes responsibility for these costs;

•	contractual rental rate increases enabling higher potential distributions and a hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of the tenant leases;

•	enhanced stability resulting from strong credit characteristics of tenants; and

•	portfolio stability promoted through geographic and product type investment diversification.

There can be no assurance that any of the properties we acquire will result in the benefits discussed above. See Part I, Item 1A. Risk Factors — Risks Related to Investments in Single Tenant Real Estate.
General Acquisition and Investment Policies
We seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. In addition, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire have the potential both for appreciation in value and for providing regular cash distributions to our stockholders.
Although this is our current focus, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forgo an investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, our portfolio composition may vary from what we initially expect. We will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
Our management has substantial discretion with respect to the selection of specific properties. However, acquisition parameters have been established by our board of directors. We consider a number of factors in the selection, including, but not limited to, the following:

•	tenant creditworthiness;

•	lease terms, including length of lease term, scope of landlord responsibilities, if any, and frequency of contractual rental increases;

•	projected demand in the area;

•	a property’s geographic location and type;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	a property’s physical location, visibility, curb appeal and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;

•	potential capital reserves required to maintain the property;

•	potential for the construction of new properties in the area;

•	evaluation of title and ability to obtain satisfactory title insurance;

•	evaluation of any reasonable ascertainable risks such as environmental contamination; and

•	replacement use of the property in the event of loss of existing tenant (limited special use properties).
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds from the Offerings.
Creditworthiness of Tenants
In the course of making a real estate investment decision, we assess the creditworthiness of the tenant that leases the property we intend to purchase. Tenant creditworthiness is an important investment criterion, as it provides a barometer of relative risk of tenant default, but tenant creditworthiness analysis is just one element of due diligence which we perform when considering a property purchase, and the weight we intend to ascribe to tenant creditworthiness is a function of the results of other elements of due diligence.

Some of the properties we intend to acquire will be leased to public companies. Many public companies have their creditworthiness analyzed by bond rating firms such as Standard & Poor’s and Moody’s. These firms issue credit rating reports, which segregate public companies into what are commonly called “investment grade” companies and “non-investment grade” companies. We expect that our portfolio of properties will contain a mix of properties that are leased to investment grade public companies, non-investment grade public companies, and non-public companies (or individuals).
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
We do not intend to systematically analyze tenant creditworthiness on an ongoing basis, post-acquisition. Many leases will limit our ability as landlord to demand on recurring bases non-public tenant financial information. It is our policy and practice, however, to monitor public announcements regarding our tenants, as applicable, and tenant payment histories.
Description of Leases
We expect, in most instances, to acquire single tenant properties with existing net leases. “Net” leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Most of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. We anticipate that most of our acquisitions will have remaining lease terms of five to 15 years at the time of the property acquisition, and we may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk.
Tenants are required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. We will track and review the insurance certificates for compliance.
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
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 300% of our net assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such increase; however, historically we have limited borrowings to 50% of the value of our tangible assets unless any excess borrowing is approved by a majority of the conflicts committee of our board of directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. On March 27, 2020, our conflicts committee and board of directors approved an increase in our maximum leverage from 50% to 55% in order to allow us to take advantage of the current low interest rate environment, the relative cost of debt and equity capital, and strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate value of our tangible assets. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.
Except as set forth in our charter, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.
Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title in real property or interests in entities that own and operate real estate.
We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties. See Part I, Item 1A. Risk Factors – General Risks Related to Investments in Real Estate.
Real Property Investments
We will continually evaluate various potential property investments and engage in discussions and negotiations with sellers regarding our purchase of properties. We expect to have adequate insurance coverage for all properties in which we invest. Most of our leases will require that our tenants procure insurance for both commercial general liability and property damage. In such instances, the policy will list us an additional insured. However, lease terms may provide that tenants are not required to, and we may decide not to, obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available. See Part I, Item 1A. Risk Factors – General Risks Related to Investments in Real Estate.
Conditions to Closing Acquisitions
We perform a diligence review on each property that we purchase. As part of this review, we typically obtain an environmental site assessment for each proposed acquisition (which at a minimum includes a Phase I environmental assessment). We will not close the purchase of any property unless we are generally satisfied with the environmental status of the property. We will also generally seek to condition our obligation to close the purchase of any investment on the delivery of certain documents from the seller. Such documents include, where available and appropriate:

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
Co-Ownership Investments
We may acquire some of our properties in the form of a co-ownership, including but not limited to tenants-in-common and joint ventures, some of which may be with affiliates. Among other reasons, we may want to acquire properties through a co-ownership structure with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Co-ownership structures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through co-ownership structures. In determining whether to recommend a particular co-ownership structure, our management will evaluate the subject real property under the same criteria described elsewhere in this Annual Report on Form 10-K.

We may enter into joint ventures with affiliates for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investments by us and such affiliate are on substantially the same terms and conditions.
To the extent possible and if approved by our board of directors, including a majority of our conflicts committee, we will attempt to obtain a right of first refusal or option to buy the property held by the co-ownership structure and allow such co-owners to exchange their interest for our Operating Partnership’s units or to sell their interest to us in its entirety. Entering into joint ventures with affiliates will result in certain conflicts of interest.
Real Estate Properties and Investments
As of December 31, 2019, we owned 45 operating properties and one parcel of land, which currently serves as an easement to one of our office properties. For more information about our real estate investments, see Part I, Item 2. Properties of this Annual Report on Form 10-K.
Other Real Estate-Related Investments
As of December 31, 2019, we owned an approximate 72.7% tenant-in-common interest in a Santa Clara, California office property (the “TIC Interest”).
2019 Investment Highlights
We acquired the following 20 operating properties through the Merger with REIT I on December 31, 2019 (see Notes 3and 4 to our consolidated financial statements for details).
Chevron Gas property in San Jose, California
Chevron Gas property in Roseville, California
Levins property in Sacramento, California
Island Pacific Supermarket property in Elk Grove, California
Dollar General property in Bakersfield, California
Rite Aid property in Lake Elsinore, California
PMI Preclinical property in San Carlos, California
EcoThrift property in Sacramento, California
GSA (MSHA) property in Vacaville, California
PreK Education property in San Antonio, Texas
Dollar Tree property in Morrow, Georgia
Dinan Cars property in Morgan Hill, California
Solar Turbines property in San Diego, California
Wood Group property in San Diego, California
ITW Rippey property in El Dorado Hill, California
Dollar General property in Big Spring, Texas
Gap property in Rocklin, California
L-3 Communication property in San Diego, California
Sutter Health property in Rancho Cordova, California
Walgreens property in Santa Maria, California
On October 24, 2019, through an Operating Partnership wholly-owned subsidiary, we completed the acquisition of a cold storage warehouse and distribution facility leased to Taylor Fresh Foods, Inc., an American-based producer of fresh-cut fruits and vegetables (the “Taylor Fresh Foods Property”), totaling 216,727 square feet located in Yuma, Arizona. The triple net lease on this property expires on September 30, 2033. The contract price for the Taylor Fresh Foods Property was $24,700,000, plus closing costs of $741,000 paid to our Former Advisor, which was funded with $7,410,000 in net proceeds from our Offerings, a mortgage secured by the property for $12,350,000 that provides 10-year financing at a fixed rate of 3.85% with five years of interest only payments and 27.5-year amortization thereafter, and $4,940,000 borrowed under our line of credit, as described in Note 7 to our consolidated financial statements. The seller of the property was not affiliated with us or our affiliates.

Competitive Market Factors
The U.S. commercial real estate investment and leasing markets are competitive. We face competition from various entities for investment opportunities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, private equity and other investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
Although we believe that we are well-positioned to compete effectively, there is significant competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Compliance with Federal, State and Local Environmental Law
Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.
Americans with Disabilities Act
Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990, as amended (“ADA”), pursuant to which all public accommodations must meet certain federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties are not in compliance with the ADA, we might be required to take remedial action, which would require us to incur additional costs to bring the property into compliance. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. In addition, a number of additional federal, state and local laws may require us to modify or restrict our ability to renovate our properties or properties we may purchase. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected. See Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate.
Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the presence and release of hazardous substances and the remediation of any associated contamination.
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent or sell properties or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us.

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
Other Regulations
The properties we acquire will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure you that these requirements will not change or that new requirements will not be imposed which would require significant unanticipated expenditures and could have an adverse effect on our financial condition and results of operations.
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
Employees
Upon completion of the Self-Management Transaction on December 31, 2019, we had 25 full-time employees.
Principal Executive Offices
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
Risks Related to the Limited Operating History of our Business
As a business with a limited operating history, investing in our common stock involves risks that are not present in other companies, including other real estate investment trusts, that have a more established investment portfolio and longer operating history. These risk factors include the following.
We have only a limited prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by our Former Sponsor or its affiliates may not be an indication of our future results.
We were incorporated in the State of Maryland on May 14, 2015. As of December 31, 2019, we have only acquired: (i) 45 operating properties (20 operating properties were acquired through the merger with REIT I on December 31, 2019); (ii) one parcel of land, which currently serves as an easement to one of our office properties; and (iii) one tenant-in-common real estate investment (an approximate 72.7% interest in a 91,740 square foot office property located in Santa Clara, California). As of December 31, 2019, based on contract purchase price, we held $413,924,282 in real estate investments, net of accumulated depreciation and amortization. The prior performance of our real estate investment programs may not be indicative of our future results.
Investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of operations. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the brand within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our investors to lose money.
The Offerings are made on a “best efforts” basis. If we are unable to raise substantial funds in the Offerings, we will be limited in the number and type of investments we may make, and the value of stockholders' investment will fluctuate with the performance of the specific properties we acquire.
The Offerings are being made on a “best efforts” basis, meaning that our dealer manager is only required to use best efforts to sell shares of our Class C Common Stock and Class S Common Stock and has no firm commitment or obligation to purchase any shares of Class C Common Stock or Class S Common Stock. As a result, the amount of proceeds we raise in the Offerings may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of investments or the percentage of net proceeds we may dedicate to a single investment. Stockholders' investment in our Class C Common Stock or Class S Common Stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain relatively fixed third party expenses such as legal, tax and audit, regardless of whether we are able to raise substantial funds in the Offerings. Our inability to raise substantial funds could increase our fixed third-party expenses as a percentage of gross income, potentially reducing our net income and cash flow and potentially limiting our ability to make distributions.
Because stockholders will not have the opportunity to evaluate the investments we may make before we make them, we are considered to be a blind pool. We may make investments with which stockholders do not agree.
Other than our current properties and real estate investment, we are not able to provide stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from the Offerings, after the payment of fees and expenses, in real estate investments. Our board of directors and management have broad discretion when identifying, evaluating and making such investments. Stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant creditworthiness and stockholders will have no opportunity to evaluate potential tenants. As a result, stockholders must rely on our board of directors and our management to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which stockholders do not agree.
Failure to continue to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our continued qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our proprietary online investment platform, www.RichUncles.com, our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines to the SEC;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among investors.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.
Risks Related to an Investment in Our Common Stock
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by numerous factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows. In addition, if we pay distributions from sources other than our cash flow from operations, we may have less cash available for investments and stockholders overall return may be reduced.
We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, private equity and other investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could limit our ability to pursue suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower, and the value of our respective assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, stockholders may experience a lower return on their investment.
If we are unable to complete acquisitions of suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon our performance in the acquisition of investments, including the determination of any financing arrangements. We expect to use a substantial amount of the net proceeds from the Offerings to primarily invest, directly or indirectly through investments in affiliated and non-affiliated entities, in single-tenant income-producing properties, which are leased to creditworthy tenants under long-term net leases. Our investors must rely entirely on our management abilities and the oversight of our board of directors. We can give no assurance that we will be successful in obtaining suitable investments on financially attractive terms or that we will achieve our objectives. If we are unable to find suitable investments promptly, we will hold the proceeds from the Offerings in an interest-bearing account or invest the proceeds in short-term assets. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net proceeds promptly, which may cause our distributions and the long-term returns to stockholders to be lower than they otherwise would.
We could suffer from delays in locating suitable investments. The more shares we sell in our Offerings, the more difficult it may be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of the Offerings increases the risk of delays in investing our net offering proceeds. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition of other real estate investments would likely limit our ability to pay distributions to stockholders and reduce their overall returns.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies. We could remain an “emerging growth company” for up to five years, or until the earliest of: (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months); or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to: (a) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002; (b) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements; (c) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise); (d) provide certain disclosures relating to executive compensation generally required for larger public companies; or (e) hold stockholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
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

Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to stockholders.
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. For example, the novel coronavirus, or COVID-19, outbreak ("coronavirus") has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the economy will perform over the next several months.
Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns of large economies outside the United States are likely to negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by the coronavirus, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
We plan to rely on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity, or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our initial indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets.
The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage backed securities ("CMBS") industries and the coronavirus pandemic.We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
All of these factors could reduce stockholders’ return and decrease the value of an investment in us.
If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and accordingly limit our ability to pay distributions to stockholders. As a result of the Merger with REIT I, 17 of our 45 properties, as well as our TIC interest, are located in California, which makes the performance of our properties highly dependent on the health of the California economy.

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
The loss of or the inability to retain or obtain key real estate professionals could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Aaron Halfacre, Ray Pacini and Ray Wirta, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, respectively, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals. If any of these persons were to cease their association with us, we may be unable to find suitable replacements and our operating results could suffer as a result. We believe that our future success depends, in large part, upon our ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and we may be unsuccessful in attracting and retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
Maryland law and our organizational documents limit our rights and the rights of stockholders to recover claims against our directors and officers, which could reduce their and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. Moreover, our bylaws generally require us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities if the director or officer: (a) conducted himself in good faith; (b) reasonably believed, in the case of conduct in his official capacity, that his conduct was in our best interests and, in all other cases, that his conduct was at least not opposed to our best interests; and (c) in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful; provided, however, that in the event that he is found liable to us or is found liable on the basis that personal benefit was improperly received by him, the indemnification (i) is limited to reasonable expenses actually incurred by him in connection with the proceeding and (ii) shall not be made in respect of any proceeding in which he shall have been found liable for willful or intentional misconduct in the performance of his or her duty to us. As a result, stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce their and our recovery from these persons if they act in a manner that causes us to incur losses.
We may change our targeted investments without stockholder consent.
We intend to invest in single-tenant income-producing properties that are leased to creditworthy tenants under long-term net leases; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to stockholders. We will not forgo an investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will analyze the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

Our estimated NAV per share of our common stock may not reflect the value that stockholders will receive for their investment.
As with any valuation methodology, the methodologies we use are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to accounting principles generally accepted in the United States (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt and swap breakage fees that may be incurred upon the termination of our swaps prior to expiration.
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:

•	a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon a sale of our company;

•	our shares of common stock would trade at our estimated NAV per share on a national securities exchange;

•	a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or

•	the methodology used to determine our estimated NAV per share would be acceptable for compliance with ERISA reporting requirements.
The NAV of our shares will fluctuate over time in response to developments related to the capital raised during our offering stage, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and financial markets.
Risks Related to Conflicts of Interest
Our officers and our real estate, debt finance, management and accounting professionals face competing demands on their time, and this may cause our operations and stockholders’ investment in us to suffer.
We rely on our officers and our real estate, debt finance, management and accounting professionals, including Messrs. Halfacre, Pacini and Wirta, to provide services to us for the day-to-day operation of our business. Effective February 3, 2020, our indirect subsidiary, modiv Advisors, LLC became the advisor to BRIX REIT. Messrs. Halfacre and Wirta are also directors of BRIX REIT. These individuals face conflicts of interest in allocating their time among us and BRIX REIT, as well as other business activities in which they may be involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If these events occur, the returns on our investments, and the value of stockholders' investment in us, may decline.
A subsidiary of ours serves as the sponsor and advisor of BRIX REIT and, as a result, we may face potential conflicts of interest arising from competition among us and BRIX REIT for investors, investment properties and investment capital, and such conflicts may not be resolved in our favor.
BRIX REIT has sought to raise capital through an offering conducted concurrently with our Offerings. A subsidiary of ours serves as the sponsor and advisor of BRIX REIT. As a result, we may face conflicts of interest arising from potential competition with BRIX REIT for investors and investment capital. Such conflicts may not be resolved in our favor and stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.

Our directors' duties to BRIX REIT could influence their judgment, resulting in actions that may not be in the stockholders’ best interest or that result in a disproportionate benefit to these other programs at our expense.
Our affiliated directors, Messrs. Halfacre and Wirta, are also directors of BRIX REIT. The duties of our directors serving on the board of directors of BRIX REIT may influence their judgment as members of our board of directors when considering issues for us that also may affect the other programs, such as the following:

•
We could enter into transactions with BRIX REIT, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our subsidiary to fees and other compensation. For example, acquisitions from other programs advised by our affiliates might entitle our affiliates to disposition fees in connection with their services for the seller. Similarly, property sales to other programs advised by our affiliates might entitle our affiliates to acquisition fees in connection with their services to the purchaser. Decisions of our board or our conflicts committee regarding the terms of those transactions may be influenced by our board’s responsibilities to such other programs.

•
A decision of our board or our conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other programs advised by our affiliates.

•
A decision of our board or our conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other programs advised by our affiliates.

•
A decision of our board or our conflicts committee regarding whether and when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other programs advised by our affiliates, depending on the price at which our shares trade.

Risks Related to Our Corporate Structure
Our charter limits the number of shares a person may own and permits our board of directors to authorize the issuance of stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares of common stock, unless exempted by our board of directors. In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our Class C Common Stock and Class S Common Stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our Class C Common Stock and Class S Common Stock.
Stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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
We believe that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(c) of the Investment Company Act for an exception from the definition of an investment company (any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act). As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(c) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(c) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
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

Stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks stockholders face.
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law (the “MGCL”) and our charter, stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Stockholders may not be able to immediately sell their shares of Class C Common Stock or Class S Common Stock under our share repurchase programs.
We do not expect that a secondary market for resale of our Class C Common Stock or Class S Common Stock will develop, and our ability to repurchase shares of Class C Common Stock or Class S Common Stock depends upon the levels of our cash reserves (including distribution reinvestment proceeds), availability under any line of credit that we might have, the pace of new Class C Common Stock and Class S Common Stock sales, and our ability to sell properties. There can be no assurance that we will have sufficient cash reserves for Class C Common Stock or Class S Common Stock repurchases at all times. In addition, we may not repurchase shares if the repurchase would violate restrictions on the distributions under Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency.
If we must sell properties in order to honor repurchase requests, the repurchase of shares tendered for repurchase could be delayed until we have sold sufficient properties to honor such requests. We expect that the property sale process, if required to honor repurchase requests, could take several months, and we cannot be sure how long it might take to raise sufficient capital from property sales and other sources to honor all such requests. Under the terms of the share repurchase programs, we would honor such repurchase requests on a pro rata basis to the extent that we have cash available for such repurchase requests.
Further, share repurchases under our share repurchase program for any 12-month period cannot exceed 2% of our aggregate NAV per month, 5% of our aggregate NAV per quarter, or 20% of our aggregate NAV per year. However, we will only repurchase shares if, among other conditions, we have sufficient reserves with which to repurchase such shares and at the same time maintain our then-current plan of operations. In addition, shares of our Class C Common Stock must be held for 90 days after they have been issued before we will accept requests for repurchase, except for shares acquired pursuant to our distribution reinvestment plan or automatic investment program if the stockholder submitting the repurchase request has held their initial investment for at least 90 days. Upon such presentation, we may, subject to the conditions and limitations described above, repurchase the shares presented to us for cash to the extent we have sufficient funds available to us to fund such repurchase.
The share repurchase price for shares of Class C Common Stock held by the stockholder for less than one year is 97% of the NAV per share. The share repurchase price for shares of Class C Common Stock held by the stockholder for at least one year but less than two years is 98% of the NAV per share. The share repurchase price for shares of Class C Common Stock held by the stockholder for at least two years but less than three years is 99% of the NAV per share. The repurchase price for shares of Class C Common Stock held by the stockholder for at least three years is the NAV per share. Class S Common Stock must be held for at least one year before it can be tendered for repurchase. Provided the shares of Class S Common Stock have been held by the stockholder for at least one year, the shares will be repurchased at a price equal to 100% of the most recently published NAV per share.
Stockholders who wish to avail themselves of the share repurchase program for our Class C Common Stock or our Class S Common Stock must notify us as provided on their on-line dashboard at www.RichUncles.com. All requests for repurchase must be received by us at least two business days before the end of a month in order for the redemption to be considered in the following month. Share repurchase requests may be withdrawn, provided they are received by us at least two business days prior to the end of a month. Shares will generally be repurchased by the third business day of the following month. Pursuant to our current share repurchase program, share repurchases may be funded by (a) distribution reinvestment proceeds, (b) the prior or future sale of shares, (c) operating cash flow not intended for distributions, (d) indebtedness, including a line of credit and traditional mortgage financing, and (e) capital transactions, such as asset sales or refinancings.
Our board may amend, suspend or terminate our Class C Common Stock and Class S Common Stock share repurchase programs upon 10 days’ notice to Class C stockholders and Class S stockholders if: (a) our board believes such action is in our and such stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if our board determines that the funds otherwise available to fund our share repurchases are needed for other purposes; (b) due to changes in law or regulation; or (c) our board becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased.

We may, at some future date, seek to list our Class C Common Stock on a national securities exchange to create a secondary market for our stock, but we have no current plan to do so, and for the foreseeable future stockholders should assume that the only available avenue to sell their Class C Common Stock or their Class S Common Stock will be our share repurchase programs described above.
Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our stockholders do not have preemptive rights to any shares we issue in the future. Our charter currently authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares are designated as common stock with 300,000,000 shares being designated as Class C Common Stock and 100,000,000 shares being designated as Class S Common Stock. In August 2017, our board of directors increased the number of authorized shares of common stock without stockholder approval to facilitate an offering by us of up to 100,000,000 shares of Class S Common Stock exclusively to non-U.S. persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S thereunder. In the future, our board of directors may further increase the number of authorized shares of common stock without stockholder approval. For example, after our investors purchase shares in the Offerings, our board may authorize us to: (i) sell additional shares in future public offerings, including through our distribution reinvestment plan; (ii) issue equity interests in private offerings; (iii) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; (iv) issue shares of our common stock in connection with the acquisition of another company or its assets; (v) issue units of limited partnership interests of the Operating Partnership, which are convertible into shares of our Class C Common Stock in connection with a long term incentive plan; or (vi) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuance of shares, the use of the proceeds and the value of our real estate investments, our investors could also experience dilution in the book value and NAV of their shares and in the earnings and distributions per share.
If we are unable to obtain funding for future capital needs, cash distributions to stockholders and the value of our investments could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our distribution reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms, or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to stockholders and could reduce the value of stockholders’ investment in us.
Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.
Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•	staggering the board of directors into three classes;

•	requiring a two-thirds vote of stockholders to remove directors;

•	providing that only the board of directors can fix the size of the board;

•
providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

•	providing for a majority requirement for the calling of a special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three or more than seven and require the affirmative vote of stockholders entitled to cast not less than two-thirds of all of the votes entitled to be cast generally in the election of directors for the removal of any director from the board and for removal only for “cause.” We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he, she or it would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

•
two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority voting requirements do not apply if, among other things, stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for his, her or its shares.
The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder.
Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation.
We are subject to risks relating to litigation and regulatory liability.
We face legal risks in our businesses, including risks related to the securities laws and regulations across various state and federal jurisdictions. Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC.
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
In addition, beginning in 2017, the SEC conducted an investigation related to, among other things, the advertising and sale of securities in connection with the Offerings and compliance with broker-dealer regulations. BrixInvest proposed a settlement of the investigation with the SEC and, on September 26, 2019, the SEC accepted the settlement and entered an order (the “Order”) instituting proceedings against BrixInvest pursuant to Section 8A of the Securities Act and Section 21C of the Exchange Act. Under the settlement, BrixInvest, without denying or admitting any substantive findings in the Order, consented to entry of the Order, finding violations by it of Section 5(b)(1) of the Securities Act and Section 15(a) of the Exchange Act.

Under the terms of the Order, BrixInvest agreed to: (i) cease and desist from committing or causing any future violations of Section 5(b) of the Securities Act and Section 15(a) of the Exchange Act; (ii) pay, and has paid, to the SEC a civil money penalty in the amount of $300,000; and (iii) undertake that any REIT that is or was formed, organized or advised by it, including our Company, will not distribute securities except through a registered broker-dealer. We engaged North Capital Private Securities Corporation as our registered broker-dealer commencing January 2, 2020.
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
Our operating results and the performance of the properties we acquire are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

•	downturns in national, regional and local economic conditions, particularly a likely recession in response to the coronavirus;

•	competition from other commercial developments;

•	adverse local conditions, such as oversupply or reduction in demand for commercial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;

•	material failures, inadequacy, interruptions or security failures of the technology on which our operations rely;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	a pandemic or other public health crisis (such as the recent coronavirus outbreak);

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to stockholders and on the value of stockholders’ investment.
We may obtain only limited warranties when we purchase a property.
The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, most sellers of large commercial properties are special purpose entities without significant assets other than the property itself. As a result, we may be unable to recover damages from certain sellers for material defects in the properties we acquire. Therefore, the purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided by the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for share repurchases or distributions to stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.
Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the stockholders’ best interests.
Properties that become vacant could be difficult to re-lease or sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to stockholders.
Properties may incur vacancies either by the expiration and non-renewal of tenant leases or the default of tenants under their leases. Vacancies will result in reduced revenues resulting in less cash available for distribution to stockholders.
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
We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to make distributions to stockholders are dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to stockholders.
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

The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments (including bankruptcies and insolvencies caused by the recent coronavirus pandemic) could seriously harm our operating results and financial condition.
Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant (including tenants whose business and operations are severely impacted by the recent coronavirus pandemic), unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.
Actions of our potential future tenants-in-common could reduce the returns on tenants-in-common investments and decrease stockholders’ overall return.
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
Costs imposed pursuant to laws and governmental regulations may reduce our net income and our cash available for distribution to stockholders.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay distributions to stockholders and may reduce the value of stockholders’ investment in us.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce our cash available for distribution to stockholders.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to stockholders.
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
Costs associated with complying with the ADA may decrease our cash available for distribution.
Our properties may be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for ‘‘public accommodations’’ and ‘‘commercial facilities’’ that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for ADA compliance will reduce our net income and the amount of cash available for distribution to stockholders.
Pandemics or other health crises, such as the recent outbreak of the coronavirus, may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of coronavirus. The profitability of our retail properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Most of the states where we operate have issued orders to close fitness centers and other retail establishments. Such events have adversely impacted tenants’ sales and/or caused the temporary closure or slowdown of our tenants’ businesses, which has severely disrupted their operations and could have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.

Uninsured losses relating to real property could reduce our cash flow from operations and the return on stockholders’ investment in us.
We expect that most of the properties we acquire will be subject to leases requiring the tenants thereunder to be financially responsible for property liability and casualty insurance. However, there are types of losses, generally catastrophic in nature, such as losses due to pandemics such as the coronavirus, wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable and/or for which the tenants are not contractually obligated to provide insurance. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of stockholders' investment in us. In addition, other than any working capital reserve and other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property.
Changes in accounting pronouncements may materially and adversely affect our tenants’ credit quality and our ability to secure long-term leases and renewal options.
The Financial Accounting Standards Board issued a new accounting standard, effective for reporting periods beginning after December 15, 2018 for public business entities and December 15, 2019 for non-public business entities, that requires companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. Many companies that accounted for certain leases on an ‘‘off balance sheet’’ basis are now required to account for such leases ‘‘on balance sheet.’’ This change removed many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. The new standard could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new standard could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Other general risks of investing in real estate include those set forth below.

•	If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

•
If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.

•	We may not have funding for future tenant improvements, which may adversely affect the value of our assets, our results of operations and returns to stockholders.

•	We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

•	We may be required to reimburse tenants for overpayments of estimated operating expenses.
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
We expect most of our rental income to come from net leases. Net leases typically contain: (i) longer lease terms; (ii) fixed rental rate increases during the primary term of the lease; and (iii) fixed rental rates for initial renewal options, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates if fair market rental rates increase at a greater rate than the fixed rental rate increases.
Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.
We focus our investments on commercial properties, a number of which will be special use, single tenant properties. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to stockholders.
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
We obtain lines of credit and long-term financing that may be secured by our properties and other assets. In most instances, we acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of stockholders’ investment in us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratios. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to stockholders will be limited and the value of our shares could decrease.
High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to stockholders.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

We may use leverage in connection with any real estate investments we make, which increases the risk of loss associated with this type of investment.
We may finance the acquisition of certain real estate-related investments with warehouse lines of credit and repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the leases in underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
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
We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage-backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to stockholders and funds available for operations as well as for future business opportunities.
Lenders may require us to enter into operational covenants relating to our operations, which could limit our ability to pay distributions to stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to stockholders.
Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to stockholders.
We may incur variable rate debt. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Subject to certain restrictions in our charter, we have broad authority to incur debt and debt levels could hinder our ability to make distributions and decrease the value of stockholders’ investment in us.
Our charter limits the amount we may borrow to 300% of our net assets. In March 2020, our board of directors approved an increase in our maximum leverage from 50% to 55% to allow us to take advantage of the current low interest rate environment, the relative cost of debt and equity capital, and strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55%. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.
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
Federal Income Tax Risks
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to stockholders.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

In addition, as a result of the Merger, if REIT I is determined to have lost its REIT status or not qualified as a REIT prior to the Merger, we will face serious tax consequences that would substantially reduce cash available for distribution, including cash available to pay dividends to our stockholders, because:

•
REIT I would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•	REIT I could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods;

•	we would inherit any such liability, including any interest and penalties that have accrued on such federal income tax liabilities;

•
we, if we were considered a “successor corporation” under the Internal Revenue Code and applicable Treasury Regulations, could not elect to be taxed as a REIT until the fifth taxable year following the year during which REIT I was disqualified; and

•
for up to 5 years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

Moreover, if REIT I failed to qualify as a REIT prior to the Merger, but we nevertheless qualified as a REIT, in the event of a taxable disposition of a former REIT I asset during the five years following the Merger, we would be subject to corporate tax with respect to any built-in gain inherent in such asset as of the Merger. The failure of REIT I to qualify as a REIT prior to the Merger could impair our ability to remain qualified as a REIT, could impair our business and ability to raise capital, and would materially adversely affect the value of our stock.
If the Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code. Although we received an opinion of counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code, this legal opinion will not be binding on the Internal Revenue Service or on the courts. If, for any reason, the Merger were to fail to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code, then REIT I would be considered to have made a taxable sale of its assets to us and we would be required to pay the U.S. federal income tax on the gain, if any, arising from such taxable sale as a result of being the surviving entity in the Merger. Such a tax liability could have the effect of reducing the amounts available for distribution to stockholders.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT.
Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, stockholders will be treated for U.S. federal tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we elect to treat property that we acquire in connection with certain leasehold terminations as ‘‘foreclosure property,’’ we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% ‘‘prohibited transaction’’ tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain ‘‘safe harbor’’ requirements under the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code.
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
To maintain our REIT status, we may be forced to forgo otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce stockholders’ overall return.
To continue to qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of stockholders’ investment.
Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of the shares of our common stock should generally constitute unrelated business taxable income (“UBTI”) to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if the shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•
part of the income and gain recognized by a tax-exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire the shares of our common stock; and

•
part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as UBTI.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including investments in certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate; or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which stockholders might receive a premium for their common stock.
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. ‘‘Individuals’’ for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which the stockholders might receive a premium for their shares over the then prevailing market price or which the stockholders might believe to be otherwise in their best interests.
Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and the stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not ‘‘capital gain dividends’’ or ‘‘qualified dividend income,’’ subject to complex limitations) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%, and the corporate alternative minimum tax was repealed. The deduction of net interest expense is limited for all businesses, other than certain electing businesses, including certain real estate businesses. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).
The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect stockholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Internal Revenue Code. Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time. In addition, the Tax Cuts and Jobs Act reduced the limit for individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we may invest.

Prospective stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our stock.
Distributions payable by REITs do not qualify for the reduced tax rates.
The maximum tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Distributions payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, ordinary dividends from REITs are treated as income from a ‘‘pass-through’’ entity and are generally eligible for a 20% deduction against those same ordinary dividends. As a result, the top marginal federal tax rate on REIT dividends is reduced from 37% to 29.6% for individual and trust/estate shareholders.
If our Operating Partnership fails to maintain its status as a disregarded entity or as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of our Operating Partnership as a disregarded entity or as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as a disregarded entity or as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock.
A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from the disposition. However, foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, amounts received by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified period directly or indirectly own more than 10.0% of the value of our outstanding common stock. However, these rules do not apply to foreign pension plans and certain publicly traded entities.

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
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our Class C Common Stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our Class C Common Stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
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
In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our Class C Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Properties:
As of December 31, 2019, we owned 45 operating properties located in 14 states as follows:

Property and Location (1)	Rentable Square Feet	Property Type	Investment in Real Property, Net, Plus Above-/Below- Market Lease Intangibles, Net	Mortgage Financing (Principal)		Annualized Base Lease Revenue (2)	Acquisition Fee (3)	Lease Expiration (4)		Renewal Options (Number/Years) (4)
Accredo Health, Orlando, FL	63,000	Office	$9,154,640	$4,738,338	(5)	$953,820	$5,796	12/31/2024		1/5-yr
Walgreens, Stockbridge, GA	15,120	Retail	3,726,898	2,115,104	(5)	360,000	—	2/28/2031		8/5-yr
Dollar General, Litchfield, ME	9,026	Retail	1,272,352	634,809	(6)	92,960	40,008	9/30/2030		3/5-yr
Dollar General, Wilton, ME	9,100	Retail	1,523,481	640,014	(6)	112,439	48,390	7/31/2030		3/5-yr
Dollar General, Thompsontown, PA	9,100	Retail	1,185,756	640,014	(6)	85,998	37,014	10/31/2030		3/5-yr
Dollar General, Mt. Gilead, OH	9,026	Retail	1,170,182	634,809	(6)	85,924	36,981	6/30/2030		3/5-yr
Dollar General, Lakeside, OH	9,026	Retail	1,094,828	634,809	(6)	81,036	34,875	5/31/2030		3/5-yr
Dollar General, Castalia, OH	9,026	Retail	1,072,970	634,809	(6)	79,320	34,140	5/31/2030		3/5-yr
Dana, Cedar Park, TX	45,465	Industrial	8,021,486	4,551,250		696,335	274,200	6/30/2024		2/5-yr
Northrop Grumman, Melbourne, FL	107,419	Office	11,538,234	5,666,866		1,232,096	398,100	5/31/2021		1/5-yr
exp US Services, Maitland, FL	33,118	Office	6,274,208	3,385,353		753,434	200,837	11/30/2026		2/5-yr
Harley, Bedford, TX	70,960	Retail	12,271,058	6,748,029		900,000	382,500	4/12/2032		2/5-yr
Wyndham, Summerlin, NV	41,390	Office	10,259,985	5,716,200	(7)	864,097	390,906	2/28/2025		1/5-yr
Williams Sonoma, Summerlin, NV	35,867	Office	7,694,853	4,530,600	(7)	662,093	239,880	10/31/2022		None
Omnicare, Richmond, VA	51,800	Industrial	6,956,314	4,273,552		565,828	217,678	5/31/2026		1/5-yr
EMCOR, Cincinnati, OH	39,385	Office	5,748,557	2,862,484		491,712	177,210	2/28/2027		2/5-yr
Husqvarna, Charlotte, NC	64,637	Industrial	11,338,003	6,379,182		830,716	348,000	6/30/2027	(8)	2/5-yr
AvAir, Chandler, AZ	162,714	Industrial	25,940,838	14,575,000		2,184,840	795,000	12/31/2032		2/5-yr
3M, DeKalb, IL	410,400	Industrial	14,055,775	8,290,000		1,173,744	456,000	7/31/2022		1/5-yr
Cummins, Nashville, TN	87,230	Office	14,645,113	8,458,600		1,385,573	465,000	2/28/2023		3/5-yr
Northrop Grumman Parcel, Melbourne, FL	—	Land	329,410	—		—	9,000	—		—
24 Hour Fitness, Las Vegas NV	45,000	Retail	12,036,111	6,283,898	(9)	842,199	366,000	3/31/2030		3/5-yr
Texas Health, Dallas, TX	38,794	Office	7,305,895	4,400,000		535,191	222,750	12/5/2024		None
Bon Secours, Richmond, VA	72,890	Office	10,316,669	5,250,000		781,117	313,293	8/31/2026		None
Costco, Issaquah, WA	97,191	Retail	28,704,942	18,850,000		2,113,904	870,000	7/31/2025	(10)	1/5-yr
Taylor Fresh Foods, Yuma, AZ	216,727	Industrial	25,458,415	12,350,000		1,561,437	741,000	9/30/2033		None
Chevron Gas Station, San Jose, CA	1,060	Retail	4,242,075	—		199,800	—	5/31/2025		4/5-yr
Levins, Sacramento, CA	76,000	Industrial	4,677,786	2,079,793		291,924	—	8/20/2023		2/5-yr
Chevron Gas Station, Roseville, CA	3,300	Retail	3,809,418	—		201,600	—	9/30/2025		4/5-yr
Island Pacific Supermarket, Elk Grove, CA	13,963	Retail	2,681,455	1,891,225		195,482	—	5/30/2033		2/5-yr
Dollar General, Bakersfield, CA	18,827	Retail	5,119,605	2,324,338		328,250	—	7/31/2028		3/5-yr
Rite Aid, Lake Elsinore, CA	17,272	Retail	7,448,827	3,659,338		535,777	—	2/29/2028		6/5-yr
PMI Preclinical, San Carlos, CA	20,800	Office	10,195,435	4,118,613		607,894	—	10/31/2025		2/5-yr
EcoThrift, Sacramento, CA	38,536	Retail	5,435,190	2,639,237		371,919	—	2/28/2026		2/5-yr
GSA (MHSA), Vacaville, CA	11,014	Office	3,253,581	1,796,361		340,279	—	8/24/2026		None
PreK Education, San Antonio, TX	50,000	Retail	12,866,710	5,140,343		825,000	—	7/31/2021		2/8-yr
Dollar Tree, Morrow, GA	10,906	Retail	1,403,845	—		103,607	—	7/31/2025		3/5-yr
Dinan Cars, Morgan Hill, CA	27,296	Industrial	6,252,657	2,710,834	(11)	501,939	—	1/31/2020		None
Solar Turbines, San Diego, CA	26,036	Office	7,396,907	2,843,863		712,035	—	7/31/2022		1/5-yr
Wood Group, San Diego, CA	37,449	Office	10,070,220	3,478,480		518,932	—	7/31/2022		2/3-yr
ITW Rippey, El Dorado Hills, CA	38,500	Industrial	7,340,917	3,112,349		513,218	—	7/31/2022		1/3-yr
Dollar General, Big Spring, TX	9,026	Retail	1,230,782	611,161		86,041	—	6/30/2030		3/5-yr
Gap, Rocklin, CA	40,110	Office	8,670,446	3,643,166		567,958	—	2/28/2023		1/5-yr
L-3 Communications, Carlsbad, CA	46,214	Office	11,911,811	5,284,884		764,844	—	4/30/2022		2/3-yr
Sutter Health, Rancho Cordova, CA	106,592	Office	31,259,214	14,161,776		1,963,141	—	10/31/2025		3/5-yr
Walgreens, Santa Maria, CA	14,490	Retail	5,832,214	3,000,000		369,000	—	3/31/2032		8/5-yr
	2,360,802		$390,196,068	$195,739,481		$29,424,453	$7,104,558

(1)
Each of the properties was 100% occupied by a single tenant at the time of acquisition and has remained 100% occupied by that tenant through December 31, 2019, except for the Dana and Dinan Cars properties which are currently vacant. Dana is obligated to continue paying rent until the lease expires on June 30, 2024. We negotiated a termination of the lease with Dinan Cars effective January 31, 2020 in exchange for a termination payment of $783,182.

(2)	Annualized base lease revenue is calculated based on the contractual monthly base rent, excluding rent abatements, at December 31, 2019, multiplied by 12.

(3)
The acquisition fee was paid to our Former Advisor in connection with the acquisition of a property. The fee was equal to 3.0% of the contract purchase price of a property, as defined in the Advisory Agreement.

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

(10)	The tenant’s right to cancel the lease on July 31, 2023 was not determined to be probable for financial accounting purposes.

(11)
We used the lease termination proceeds from Dinan Cars described in footnote (1) above to reduce the principal balance under this mortgage by $650,000 and established a payment reserve with the remaining $133,182. In connection with the principal prepayment, we terminated the related swap agreement on February 4, 2020 at a cost of $47,000.

Lease Expirations:
The following tables reflect lease expirations with respect to our properties as of December 31, 2019:

Year	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Cumulative Percentage of Leased Square Footage Expiring	Annualized Base Rent Expiring (1)	Percentage of Annualized Base Rent Expiring	Cumulative Percentage of Annualized Base Rent Expiring
2020	—	—	—%	—%	—	—%	—%
2021	8	325,762	13.8%	13.8%	$4,754,348	16.1%	16.1%
2022	4	530,981	22.5%	36.3%	3,113,899	10.6%	26.7%
2023	4	194,612	8.3%	44.6%	3,314,307	11.3%	38.0%
2024	1	45,465	1.9%	46.5%	696,335	2.4%	40.4%
2025	7	314,868	13.3%	59.8%	6,344,662	21.6%	62.0%
2026	4	178,608	7.6%	67.4%	2,708,273	9.2%	71.2%
2017	2	104,022	4.4%	71.8%	1,322,428	4.5%	75.7%
2028	2	17,263	0.7%	72.5%	397,082	1.3%	77.0%
2029	—	—	—%	72.5%	—	—%	77.0%
Thereafter	13	649,221	27.5%	100.0%	6,773,119	23.0%	100.0%
Total	45	2,360,802	100.0%		$29,424,453	100.0%

(1)	Annualized lease revenue is calculated based on the contractual monthly base rent at December 31, 2019 multiplied by 12.

2019 Acquisitions:
On December 31, 2019, we acquired the following 20 operating properties as a result of the Merger with REIT I (see Notes 3 and 4 in the accompanying consolidated financial statements).
Chevron Gas property in San Jose, California
Levins property in Sacramento, California
Chevron Gas property in Roseville, California
Island Pacific Supermarket property in Elk Grove, California
Dollar General property in Bakersfield, California
Rite Aid property in Lake Elsinore, California
PMI Preclinical property in San Carlos, California
EcoThrift property in Sacramento, California
GSA (MSHA) property in Vacaville, California
PreK Education property in San Antonio, Texas
Dollar Tree property in Morrow, Georgia
Dinan Cars property in Morgan Hill, California
Solar Turbines property in San Diego, California
Amec Foster property in San Diego, California
ITW Rippey property in El Dorado, California
Dollar General Big Spring property in Big Spring, Texas
Gap property in Rocklin, California
L-3 Communication property in San Diego, California
Sutter Health property in Rancho Cordova, California
Walgreens property in Santa Maria, California
On October 24, 2019, through an Operating Partnership wholly-owned subsidiary, we acquired a 216,727 square foot cold storage warehouse and distribution facility in Yuma, Arizona, which we lease to Taylor Fresh Foods, Inc. The seller is not affiliated with us or the Advisor. The aggregate purchase price for the property was $24,700,000, plus an acquisition fee of $741,000 and legal and closing costs of $120,411.
Additional information about our properties, including our 2019 acquisitions, is included in Note 4 to our consolidated financial statements.
2019 Debt Financings:
On December 31, 2019, we assumed the following mortgage loans, secured by REIT I properties, as a result of the Merger (see Notes 3 and 7 in the accompanying consolidated financial statements).
Levins property
Island Pacific Supermarket property
Dollar General property
Rite Aid property
PMI Preclinical property
EcoThrift property
GSA (MSHA) property
PreK Education property
Dinan Cars property
ITW Rippey/Solar Turbines/Amec Foster properties
Dollar General Big Spring property
Gap property
L-3 Communications property
Sutter Health property
Walgreens property
On October 24, 2019, we obtained a $12,350,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Taylor Fresh Foods Property. The mortgage loan has a fixed interest rate of 3.85% per annum with five years of interest only payments and matures on November 1, 2029.
Additional information about the mortgage notes payable secured by our properties and our other indebtedness is included in Note 7 to our consolidated financial statements.

Investments:
As of December 31, 2019, we had the following other real estate investment:

Investment Balance
Santa Clara Property – an approximate 72.7% TIC Interest (1)	$10,388,588

(1)
This office property was acquired in 2017 and has approximately 91,740 rentable square feet. The purchase price was $29,625,075, including closing costs. The annualized base lease revenue is $1,981,584. The acquisition fee was $861,055, of which $626,073 was paid by us and the balance was paid by the other investors in the TIC. The lease expiration date is March 16, 2026 and the lease provides for three five-year renewal options.

Additional information about our other real estate investments is included in Note 5 to our consolidated financial statements.
Investment in REIT I
In June 2016, we purchased 200,000 shares of common stock of REIT I, a California business trust for $2,000,000. Subsequent to the original purchase, we purchased additional shares of common stock of REIT I as follows: an aggregate of 164,352 shares at an aggregate cost of $1,643,518 during 2016 and an aggregate of 39,628 shares at an aggregate cost of $422,439 during 2018, bringing our total ownership prior to the Merger to 403,980 shares. These shares were canceled pursuant to the Merger on December 31, 2019. For additional information regarding the Merger, see Item 1. Business - Completion of the Merger and Self-Management Transaction, Note 3 to our accompanying consolidated financial statements, and our Current Reports on Form 8-K filed with the SEC on March 19, 2019, September 20, 2019 and December 31, 2019.
Prior to the Merger, REIT I owned 20 properties, which are primarily located in California, which we acquired pursuant to the Merger. These retail, office and industrial properties have an aggregate square footage of 614,000 square feet, as further described in Note 4 to our accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 10 - Commitments and Contingencies - Legal Matters to our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of February 29, 2020, we had 23,788,542 shares of Class C common stock outstanding held by a total of 8,447 stockholders of record and 187,295 shares of Class S common stock outstanding held by nine stockholders.
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
In the first quarter of each year, our board of directors annually adjusts the offering price of our shares of common stock sold in the Offerings and pursuant to our distribution reinvestment plan, which offering price is equal to our most recently published NAV per share. This is also the price used for purposes of calculating the price we pay to repurchase shares of our common stock pursuant to our share repurchase program described below under “Share Repurchase Program.”

Estimated Per Share Value
Overview
On January 31, 2020, the audit committee of our board of directors recommended, and our board of directors unanimously approved and established, an estimated NAV of our Class C and Class S common stock of $10.27 per share (unaudited) as of December 31, 2019 based on the estimated market value of our assets less the estimated market value of our liabilities, divided by the number of fully-diluted Class C and Class S shares outstanding as of December 31, 2019. The estimated NAV per share as of December 31, 2019 first appeared on investor dashboards on February 1, 2020. This is the third time that our board of directors has determined an estimated NAV per share of our common stock. Our board of directors previously determined an estimated NAV of our common stock of $10.16 per share (unaudited) as of December 31, 2018 and $10.05 per share (unaudited) as of December 31, 2017. We intend to continue to publish an updated estimated NAV per share on at least an annual basis. Additional information on the determination of our estimated NAV per share, including the process used to determine our estimated NAV per share, can be found in our Current Report on Form 8-K filed with the SEC on January 31, 2020.
Class C Common Stock (Registered Offerings)
Commencing on February 1, 2020, the offering price for shares of our Class C common stock pursuant to our Follow-on Offering is $10.27 per share (unaudited). All subscriptions that were received in good order and fully funded by the close of business on January 31, 2020 were processed using the $10.16 per share offering price (unaudited); all subscriptions for offering shares received after January 31, 2020 will be processed using a $10.27 per share offering price (unaudited).
Class S Common Stock (Class S Offering)
Commencing on February 1, 2020, the offering price for shares of our Class S common stock offered exclusively to non-US persons pursuant to an exemption from the registration requirements of the Securities Act, under and in accordance with Regulation S of the Securities Act, is $10.27 per share (unaudited), plus the amount of any applicable upfront commissions and fees.
Historical Estimated Values per Share (Unaudited)
The historical reported estimated value per share of our common stock (unaudited) approved by the board of directors is set forth below:

Estimated Value per Share (Unaudited)	Effective Date of Valuation	Filing with the SEC
$10.27	January 31, 2020	January 31, 2020
$10.16	January 11, 2019	January 14, 2019
$10.05	January 18, 2018	January 19, 2018
$10.00 (initial offering price)	N/A	N/A
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
Use of Proceeds from Sales of Registered Securities
On June 1, 2016, the Registered Offering was declared effective by the SEC, and on July 20, 2016, we began offering shares of common stock to the public. Pursuant to the Registered Offering, we sold shares of our Class C Common Stock directly to investors. Commencing in August 2017, we began selling shares of Class C Common Stock to U.S. persons only, as defined under the Securities Act, as a result of the commencement of the Class S Offering to non-U.S. Persons. Under applicable SEC rules, the registration statement for the Registered Offering was scheduled to terminate on June 1, 2019, but remained effective because the Company filed a new registration statement on Form S-11 for the Follow-on Offering with the SEC on May 24, 2019 to extend the Registered Offering in accordance with Rule 415 of the Securities Act. The Company’s initial registration statement on Form S-11 terminated when the Follow-on Offering was declared effective by the SEC on December 23, 2019. As required by some states, the Company is also required to renew the registration statement for the Registered Offering annually or file a new registration statement to continue the Registered Offering. We may terminate this offering at any time. Our board of directors will adjust the offering price of the shares of Class C common stock sold in the Primary Offering and the Registered DRP Offering annually in the first quarter of each year during the course of the offering.
Through December 31, 2019, we had sold 17,887,949 shares of Class C common stock in the Registered Offerings, including 1,527,839 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $179,698,905.

Also, through December 31, 2019, we had paid a total of $5,429,105 to our Former Sponsor as reimbursement for organizational and offering costs for the Class C common stock, which reimbursement was subject to a limit of 3% of gross offering proceeds. Pursuant to an amendment of the Advisory Agreement, the Company agreed to pay all future organization and offering costs, and to no longer be reimbursed by the Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for the Former Sponsor's agreement to terminate its right to receive 3% of all offering proceeds as reimbursement for organization and offering costs paid by the Former Sponsor.
From the commencement of the Registered Offering through December 31, 2019, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above and costs we paid during the fourth quarter of 2019, were approximately $174,245,123, including net offering proceeds from our dividend reinvestment plan of $15,400,422. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $287,732,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $7,666,690 and $696,150 were used to pay acquisition fees and financing coordination fees to our Former Advisor, respectively. Our Former Sponsor was reimbursed for $5,429,105 of organizational and offering costs, including costs related to our Class S common stock. See Note 9 to our consolidated financial statements for details about fees paid to affiliates. None of the proceeds from the Offerings were used to fund stockholder distributions as of December 31, 2019. See Distribution Information below and Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Distributions for a description of the sources that have been used to fund our distributions.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2019, we issued 10,335 shares of Class C common stock to our directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.
During the three months ended December 31, 2019, we also issued 346 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $3,515. Such issuances were made in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.
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
During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and from time- to-time during our operational state, we may not pay distributions from operations. Historically, the sources of cash used to pay our distributions have been from net rental income received and deferral of management fees if so elected by our Former Advisor. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. In connection with the extension of the lease term of some existing properties, we may agree to pay a lease extension fee. During the period of any rent abatement on properties that we acquire or in relation to lease extension fees we pay, we may be unable to fully fund our distributions from net rental income received. In that event, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price or pay lease extension fees.

Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows:

					Cash Flows Provided by Operating Activities		Sources of Distribution Payment
Period (1)(2)	Total Distributions Declared	Distributions Declared Per Share					Net Rental Income Received	Waived Advisor Asset Management Fees	Deferred Advisor Asset Management Fees	Offering Proceeds (11)
			Distributions Paid
			Cash	Reinvested

2019:
First Quarter 2019 (7)	$2,388,694	$0.175875	$552,134	$1,763,630	$773,736		$2,388,694	$—	$—	$—
Second Quarter 2019 (8)	2,605,268	0.175875	630,184	1,900,893	2,112,395		2,605,268	—	—	—
Third Quarter 2019 (9)	2,784,235	0.175875	719,257	2,020,768	1,677,064	(*)	2,784,235	—	—	—
Fourth Quarter 2019 (10)	2,807,322	0.175875	2,116,411	667,391	185,709	(*)	2,807,322	—	—	—
2019 Totals	$10,585,519	$0.703500	$4,017,986	$6,352,682	$4,748,904	(*)	$10,585,519	$—	$—	$—

2018:
First Quarter 2018 (3)	$2,173,195	$0.175875	$335,216	$1,260,232	$38,144		$2,173,195	$—	$—	$—
Second Quarter 2018 (4)	1,864,493	0.175875	392,014	1,404,441	1,279,870		1,864,493	—	—	—
Third Quarter 2018 (5)	2,041,912	0.175875	445,312	1,539,893	1,237,975		2,041,912	—	—	—
Fourth Quarter 2018 (6)	2,202,217	0.175875	483,531	1,669,538	3,325,900		2,202,217	—	—	—
2018 Totals	$8,281,817	$0.703500	$1,656,073	$5,874,104	$5,881,889		$8,281,817	$—	$—	$—

(*)	Includes non-recurring merger costs of $1,468,913 for the year ended December 31, 2019 ($800,359 during the quarter ended September 30, 2019 and $668,554 during the quarter ended December 31, 2019).

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

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

(6)
The distribution of $751,640 for the month of December 2018 was declared in December 2018 and paid on January 25, 2019. The amount was recorded as a liability as of December 31, 2018 in the accompanying consolidated balance sheets.

(7)	The distribution of $821,300 for the month of March 2019 was declared in February 2019 and paid on April 25, 2019. The amount was recorded as a liability as of March 31, 2019.

(8)	The distribution of $896,291 for the month of June 2019 was declared in February 2019 and paid on July 25, 2019. The amount was recorded as a liability as of June 30, 2019.

(9)	The distribution of $937,863 for the month of September 2019 was declared in August 30, 2019 and paid on October 25, 2019. The amount was recorded as a liability as of September 30, 2019.

(10)
The distribution of $966,491 for the month of December 2019 was declared in August 30, 2019 and paid on January 25, 2020. The amount was recorded as a liability as of December 31, 2019 in the accompanying consolidated balance sheets.

(11)
In connection with the acquisition of some properties, we may negotiate a reduced purchase price for the acquired property in an amount that equals an agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In connection with the extension of the lease term of some existing properties, we may agree to pay a lease extension fee. In those events, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price or the amounts extend a lease term by payment of an extension fee.

Distributions are paid on a monthly basis. For the year ended December 31, 2019, distributions paid to our stockholders were 18.1% ordinary income, 0% capital gain and 81.9% return of capital/non-dividend distribution. For the year ended December 31, 2018, distributions paid to our stockholders were 5.0% ordinary income, 0% capital gain and 95.0% return of capital/non-dividend distribution. The following presents the U.S. federal income tax characterization of the distributions paid in 2019 and 2018:

	Years Ended December 31
	2019	2018
Ordinary income	$0.1275	$0.0352
Non-taxable distribution	0.5760	0.6683
Total	$0.7035	$0.7035
For the periods January 1, 2019 through February 28, 2019, July 1, 2019 through August 31, 2019 and January 1, 2020 through January 31, 2020, distributions to stockholders were declared and paid based on daily record dates at rates per share per day. Distributions to stockholders for the periods March 1, 2019 through June 30, 2019 were declared on February 28, 2019, September 1, 2019 through December 31, 2019 were declared on August 30, 2019 and February 1, 2020 through December 31, 2020 were declared on January 24, 2020 (see details below).

Distribution Period	Rate Per Share Per Day (1)	Declaration Date	Payment Date
2019
January 1-31	$0.00191183	December 26, 2018	February 25, 2019
February 1-28	$0.00209375	January 31, 2019	March 25, 2019
March 1-31	$0.00192740	February 28, 2019	April 25, 2019
April 1-30	$0.00192740	February 28, 2019	May 28, 2019
May 1-31	$0.00192740	February 28, 2019	June 25, 2019
June 1-30	$0.00192740	February 28, 2019	July 25, 2019
July 1-31	$0.00189113	June 25, 2019	August 26, 2019
August 1-31	$0.00189113	July 31, 2019	September 25, 2019
September 1-30	$0.00192740	August 30, 2019	October 25, 2019
October 1-31	$0.00192740	August 30, 2019	November 25, 2019
November 1-30	$0.00192740	August 30, 2019	December 26, 2019
December 1-31	$0.00192740	August 30, 2019	January 25, 2019

2020
January 1-31	$0.00192210	December 18, 2019	February 25, 2020
February 1-29	$0.00191257	January 24, 2020	March 25, 2020
March 1-31	$0.00191257	January 24, 2020	(2)
April 1-30	$0.00191257	January 24, 2020	(2)
May 1-31	$0.00191257	January 24, 2020	(2)
June 1-30	$0.00191257	January 24, 2020	(2)
July 1-31	$0.00191257	January 24, 2020	(2)
August 1-31	$0.00191257	January 24, 2020	(2)
September 1-30	$0.00191257	January 24, 2020	(2)
October 1-31	$0.00191257	January 24, 2020	(2)
November 1-30	$0.00191257	January 24, 2020	(2)
December 1-31	$0.00191257	January 24, 2020	(2)

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

(2)	Distribution has not been paid as of the filing date of this Annual Report on Form 10-K.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Part I, Item 1A. Risk Factors. Those factors include: (a) our ability to continue to raise capital to make additional investments; (b) the future operating performance of our current and future real estate investments in the existing real estate and financial environment; (c) our ability to identify additional real estate investments that are suitable to execute our investment objectives; (d) the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; (e) changes in interest rates on any variable rate debt obligations we incur; and (f) the level of participation in our dividend reinvestment plan. In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease.
Distribution Reinvestment Plan
Pursuant to the terms of our distribution reinvestment plans currently in effect (the “DRPs”), distributions (excluding those our board of directors designates as ineligible for reinvestment through the DRPs) will be reinvested in shares of our Class C and Class S common stock at a price equal to the most recently disclosed estimated NAV per share, as determined by our board of directors. Accordingly, shares of our Class C and Class S common stock issued pursuant to the DRPs will be issued for $10.27 per share (unaudited) commencing February 1, 2020.
A participant may terminate participation in the DRP at any time by delivering electronic notice on their personal on-line dashboard or written notice to us. To be effective for any monthly distribution, such termination notice must be received by us at least 10 business days prior to the last day of the month to which the distribution relates. Any termination must include the investor's bank account information necessary for Automated Clearing House deposits directly in their bank account.
Stockholders who presently participate in the DRP do not need to take any action to continue their participation in the DRP.
Share Repurchase Program
In accordance with our share repurchase program for our Registered Offerings, the per share repurchase price will depend on the length of time the redeeming stockholder has held such shares as follows:

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
Repurchase requests submitted on or prior to January 31, 2020 were processed using the NAV of $10.16 per share (unaudited). For repurchase requests submitted after January 31, 2020, the estimated NAV of $10.27 per share (unaudited) shall serve as the most recently published NAV per share for purposes of the share repurchase program applicable to shares of Class C common stock.
Shares of Class S common stock are not eligible for repurchase unless they have been held for at least one year. After this holding period has been met, shares of Class S common stock can be repurchased at the most recently published NAV per share. Therefore, repurchase requests submitted on or prior to January 31, 2020 were processed using the NAV of $10.16 per share (unaudited). For repurchase requests submitted after January 31, 2020, the estimated NAV of $10.27 per share (unaudited) shall serve as the most recently published NAV per share for purposes of the share repurchase program applicable to shares of Class S common stock.
From inception of the Offering through December 31, 2019, 2,376,509 shares of Class C common stock had been repurchased by us, which represented all repurchase requests received in good order and eligible for repurchase through December 31, 2019. These shares were repurchased with the proceeds from reinvested distributions and the Registered Offerings at 97% of the prior-NAV price of $10.16 per share (unaudited) during the 12-month period and 98% of the prior-NAV price of $10.16 per share (unaudited) during the 12- to 24-month period following a stockholder’s investment in the shares. Effective

January 31, 2020, the estimated NAV of $10.27 per share (unaudited) became the most recently published NAV for purposes of the share repurchase program.
In connection with the Company's entry into the Merger Agreement, the Company's share repurchase program was suspended on September 19, 2019 and was reopened on January 2, 2020. From January 2, 2020 through March 27, 2020, two business days prior to month end, the Company received requests for redemptions of 1,737,191 shares of Class C common stock and 3,309 shares of Class S common stock aggregating $17,820,513 and repurchased 895,216 shares of Class C common stock and no shares of Class S common stock for a total of $9,091,146 through March 31, 2020.
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

•
Repurchases per month will be limited to no more than 2% of our most recently determined aggregate NAV, which we currently intend to calculate on an annual basis, in the first quarter of each year (and calculated as of December 31 of the immediately preceding year). Repurchases for any calendar quarter will be limited to no more than 5% of our most recently determined aggregate NAV, which means we will be permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of our aggregate NAV in any 12-month period.

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

•
In order for our board of directors to change the basis of repurchases from net to gross, or vice versa, we will provide notice to our stockholders in a supplement to the prospectus for the Follow-on Offering or current or periodic report filed with the SEC, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross or net basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended December 31, 2019. We temporarily suspended our share repurchase program on September 19, 2019 and reopened it on January 2, 2020. We did not repurchase any shares of our Class S common stock through December 31, 2019.

Repurchases (1)	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Dollar Value of Shares Available That May Be Repurchased Under the Program
September 1-30 (3)	120,600	$9.98	120,600	(4)
October 1 - 31	255,347	$10.02	255,347	(4)
November 1 - 30	—	$—	—	(4)
December 1 -31	—	$—	—	(4)
Total	375,947	$10.01	375,947	(4)

(1)
We generally repurchase shares within three business days following the end of the applicable month in which requests were received and not withdrawn. We temporarily suspended our SRPs on September 19, 2019 and reinstated the SRPs effective January 2, 2020. All shares repurchased were repurchased pursuant to our SRPs.

(2)
Following our board of directors’ initial determination of our NAV and NAV per share on January 11, 2019 and calculated as of December 31, 2018, we repurchased shares based on NAV per share during 2019.

(3)	The shares of Class C common stock requested for repurchase in September 2019 were repurchased in October 2019.

(4)	A description of the maximum number of shares that may be purchased under our SRPs is included in the narrative preceding this table.
Procedures for Repurchase
Qualifying stockholders who desire to have their shares repurchased by us would have to give notice as provided on their personal on-line dashboard at www.RichUncles.com. All requests for repurchase must be received by us at least two business days prior to the end of a month in order for the redemption to be considered in the following month. Stockholders may also withdraw a previously made request to have shares repurchased but must do so at least two business days prior to the end of a month. We will generally repurchase shares on the third business day after the end of a month in which a request for repurchase was received and not withdrawn. We cannot guarantee that we will have sufficient available cash to accommodate any or all repurchase requests made in any given month.
If, as a result of a request for repurchase, a stockholder will own shares of our Class C common stock or our Class S common stock having a value of less than $500 (based on our most recently-published offering price per share), we reserve the right to repurchase all of the shares of Class C common stock or Class S common stock owned by such stockholder.
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
If we do not repurchase all shares presented for repurchase in a given period, then all unsatisfied repurchase requests must be resubmitted at the start of the next month or quarter, or upon the recommencement of the share repurchase program (in the event of its suspension), as applicable. Within three business days after a stockholder repurchase request becomes fully or partially unsatisfied, we will notify the stockholder by email that the unsatisfied portion of the request must be resubmitted.
Amendment, Suspension or Termination of Program and Notice
Our board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 10 days’ notice, if our directors believe such action is in our and our stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if board of directors determines that the funds otherwise available to fund our share repurchase program are needed for other purposes. In addition, our board of directors may amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. Material modifications, including any reduction to the monthly or quarterly limitations on repurchases, and suspensions of the stock repurchase program, will be promptly disclosed in a prospectus supplement (or post-effective amendment) or current or periodic report filed with SEC, as well as on our website.

ITEM 6.	SELECTED FINANCIAL DATA
The following is selected financial data as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, which should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	December 31,
Balance sheet data	2019	2018	2017	2016	2015
Total real estate investment, net	$413,924,282	$238,924,160	$149,759,638	$36,275,665	$—
Goodwill	50,588,000	—	—	—	—
Intangible assets	7,700,000	—	—	—	—
Total assets	490,917,263	252,425,902	157,073,447	41,302,560	200,815
Mortgage notes payable, net	194,039,207	122,709,308	60,487,303	7,113,701	—
Unsecured credit facility, net	7,649,861	8,998,000	12,000,000	10,156,685	—
Total liabilities	236,675,009	143,332,182	77,777,232	18,874,794	7,000
Redeemable common stock (1)	14,069,692	6,000,951	46,349	196,660	—
Total equity	240,172,562	103,092,769	79,249,866	22,231,106	193,815

(1)	Redeemable common stock as of December 31, 2019 is a contingent obligation which reflects the maximum amount of common stock that could be repurchased during the first quarter of 2020.

	Years Ended December 31,
Operating data	2019	2018	2017	2016	2015
Total revenues	$24,544,958	$17,984,625	$7,390,206	$861,744	$—
Net loss	$(4,415,992)	$(1,801,724)	$(868,484)	$(1,237,441)	$(6,185)
Other data:
Cash flows provided by (used in) operations	$4,748,904	$5,881,889	$3,790,837	$(672,132)	$815
Cash flows used in investing activities	$(29,602,469)	$(92,019,684)	$(115,593,935)	$(37,155,065)	$—
Cash flows provided by financing activities	$23,034,567	$90,710,968	$112,308,480	$41,303,755	$200,000
Per share data:
Distributions declared per common share per the period:
Class C Common Stock	$0.7035	$0.7035	$0.7000	$0.3200	$—
Class S Common Stock (1)	$0.7035	$0.7035	$0.1750	$—	$—
Net loss per common share – basic and diluted (see Note 2 to our consolidated financial statements)	$(0.29)	$(0.16)	$(0.15)	$(2.89)	$(4.95)
Weighted-average number of common shares outstanding, basic and diluted	15,036,474	11,069,864	5,982,930	428,255	1,250

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We are subject to risks associated with deteriorating economic conditions resulting from the coronavirus and related disruptions in the financial markets.

•
The magnitude and duration of the coronavirus pandemic and its impact on our tenants, operations and liquidity is uncertain as of the filing date of this annual report on Form 10-K and may have an adverse impact on our business and results of operations.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may be unable to acquire or dispose of properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•
We have substantial indebtedness, and may incur additional secured or unsecured debt, which may affect our ability to pay distributions, expose us to interest rate fluctuation risk, impose limitations on how we operate and expose us to the risk of default under our debt obligations.

•	We may not be able to achieve or maintain profitability.

•
The only sources of cash for distributions to investors will be cash flow from our operations (including sales of properties) or any net proceeds that result from financing or refinancing our properties.

•	We may not generate cash flows sufficient to pay distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
We were formed on May 14, 2015 as a Maryland corporation and elected to be treated as a REIT beginning with the taxable year ended December 31, 2016, and we intend to continue to operate in such a manner. We intend to invest primarily in single tenant income-producing properties that are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We intend to make substantially all acquisitions of our real estate investments through our Operating Partnership either directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors.
We consider the Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no intention to list our shares of common stock for trading on a national securities exchange or other over-the-counter trading market. Although we have registered a fixed number of shares pursuant to the Registered Offerings, we intend to effectively conduct a continuous offering of an unlimited number of shares of our common stock over an unlimited time period by conducting an uninterrupted series of additional public offerings, subject to regulatory approval of our filings for such additional offerings. This perpetual-life structure is aligned with our overall objective of investing in real estate assets with a long-term view towards making regular distributions and generating capital appreciation.
Prior to January 1, 2020, our business was externally managed by our Former Advisor, Rich Uncles NNN Operator, LLC, a limited liability company wholly owned by our Former Sponsor, pursuant to the Advisory Agreement, which was terminated on December 31, 2019. Our Former Advisor managed our operations and our portfolio of core real estate properties and real estate related assets. Our Former Advisor also provided asset-management, and other administrative services on our behalf and was paid certain fees as set forth in the Note 9 to our consolidated financial statements. Beginning on January 1, 2020, we became self-managed as a result of the completion of the Merger and the Self-Management Transaction.

We expect to use substantially all of the net proceeds from the Offerings to acquire and manage a portfolio of real estate investments. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives and policies, our board of directors may change any and all such investment objectives and policies, including our focus on single tenant properties, if it believes such changes are in the best interests of our stockholders.
From inception through December 31, 2019, we had sold 17,887,949 shares of our Class C common stock pursuant to the Registered Offerings for aggregate gross offering proceeds of $179,698,905 and 186,606 shares of our Class S common stock pursuant to the Class S Offering for aggregate gross offering proceeds of $1,893,827.
As we accept subscriptions for shares in the Offerings, we will transfer substantially all of the net proceeds of the Offerings to our Operating Partnership as a capital contribution in exchange for units of general partnership and/or limited partnership interest that will be held by our wholly-owned subsidiary, Rich Uncles NNN LP, LLC; however, we will be deemed to have made capital contributions to the Operating Partnership in the amount of the gross offering proceeds received from investors. Through September 30, 2019, we reimbursed our Former Sponsor for organizational and offering costs incurred on our behalf, up to an amount equal to 3% of gross offering proceeds pursuant to the Advisory Agreement. Through September 30, 2019, expenses associated with investor relations personnel employed by us were reimbursed by our Former Sponsor since investor relations services were included within the scope of organizational and offering services our Former Sponsor was to provide to us. In connection with our Former Sponsor’s September 2019 settlement with the SEC, whereby all offerings of our common stock must be made through a registered broker-dealer, we agreed to be directly responsible for all organization and offering costs, including our investor relations personnel, in exchange for our Former Sponsor’s agreement to terminate its right to receive up to 3% of gross offering proceeds pursuant to an October 2019 amendment to the Advisory Agreement.
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
Although we historically have conducted, and intend to continue to conduct, substantially all of our operations through the Operating Partnership, as a result of the Merger with REIT I, we hold the assets acquired from REIT I through Merger Sub, our wholly-owned subsidiary.
We intend to present our financial statements on a consolidated basis, including the Operating Partnership and Merger Sub. All items of income, gain, deduction (including depreciation), loss and credit of the Operating Partnership and Merger Sub flow to us as all subsidiary entities are disregarded for federal tax purposes. These tax items do not generally flow through us to our stockholders. Rather, our net income and net capital gain effectively flow through us to our stockholders as and when we pay distributions.
Liquidity and Capital Resources
Our proceeds from shares sold in the Offerings have been, and will continue to be, primarily used to invest in real estate investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments. We also expect to use a portion of the proceeds of the Offerings for payment of principal on our outstanding indebtedness, including indebtedness assumed in the Self-Management Transaction; capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; the funding of stockholder distributions; and to provide liquidity to our stockholders pursuant to our share repurchase program; and general corporate purposes.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 300% of our net assets; however, historically we have limited borrowings to 50% of the value of our tangible assets unless any excess borrowing is approved by a majority of the conflicts committee of our board of directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. On March 27, 2020, our conflicts committee and board of directors approved an increase in our maximum leverage from 50% to 55% in order to allow us to take advantage of the current low interest rate environment, the relative cost of debt and equity capital, and strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate value of our tangible assets. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.
Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.
As of December 31, 2019, the outstanding principal balance of our mortgage notes payable and the unsecured revolving credit facility was $195,739,481 and $7,740,000, respectively. The portion of our mortgage notes payable due during 2020 is $6,262,287.
On December 19, 2019, we entered into a loan agreement for a new revolving credit facility (the "New Credit Facility") for a maximum principal amount of $12,000,000, consisting of two facilities: a purchase contract and other loans facility (the "Purchase Contract and Other Loans Facility") of up to $10,000,000 which supersedes and replaces our former credit facility, and a nonformula loans facility (the "Nonformula Loans Facility") of up to $2,000,000. As of December 31, 2019, $7,740,000 was outstanding and an aggregate of $4,260,000 was available to be drawn under the New Credit Facility. In February 2020, we drew the remaining $4,260,000 available under the New Credit Facility to fund a portion of share repurchases and scheduled repayments of the short-term notes described below. On March 13, 2020, we amended the New Credit Facility to extend the maturity date of $4,940,000 of purchase contract loans and $2,000,000 of other loans from March 31, 2020 to July 31, 2020, and to extend the maturity date of $3,060,000 of other loans from May 4, 2020 to August 31, 2020. As a result of the amendment, a temporary moratorium on new borrowings under the loan agreement is in place until October 1, 2020. In addition, entering into the amendment was deemed a “trigger event” under the loan agreement and, accordingly, the guaranty, payment and indemnification obligations provided by our Chairman, Mr. Wirta, under the loan agreement are now effective; however, if the two loans referenced herein are paid in full in accordance with the amendment, then the trigger event will be deemed cured. The Purchase Contract and Other Loans Facility matures on October 1, 2020, unless earlier terminated or extended, and the Nonformula Loans Facility matures on October 15, 2020, unless earlier terminated or extended. We expect to refinance or extend the New Credit Facility prior to the maturity dates.
Pursuant to the Self-Management Transaction, we assumed short-term notes aggregating $4,800,000 with maturity dates during the first quarter of 2020. See Note 7 to our consolidated financial statements for additional information regarding our outstanding indebtedness. On March 4, 2020, the repayment schedule for $1,242,233 of these short-term notes was extended from March 9, 2020 to April 30, 2020 in exchange for payment of an extension fee of 2%, or $24,845, and an increase in the interest rate from 8% to 10% per annum for the period of the extension. The remainder of these short-term notes was fully repaid on March 9, 2020.
As of December 31, 2019, our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $10,127,812.
For the year ended December 31, 2019, 1,218,295 shares of Class C common stock had been tendered for repurchase by us. All of these shares were repurchased for an aggregate $12,145,903 utilizing proceeds from reinvested distributions and the Registered Offerings. From January 2, 2020 through March 27, 2020, two business days prior to month end, we received share repurchase requests relating to 1,737,191 shares of Class C common stock and 3,309 shares of Class S common stock, and as of March 31, 2020, we repurchased 895,216 shares of Class C common stock and no shares of Class S common stock for an aggregate of $9,091,146. From January 2, 2020 through March 27, 2020, we received cash proceeds of $6,718,997 from the Offerings (excludes distribution reinvestments), resulting in a net cash outflow from equity capital transactions of $2,372,149.
On March 2, 2020, we borrowed a total of $4,000,000 from our Chairman, Mr. Wirta, to fund share repurchases and operations. These loans are secured by our two Chevron properties, bear an interest rate of 8.0% per annum and mature on June 3, 2020.
Given the current low interest rate environment, we are in discussions with a number of potential lenders regarding longer term (five to ten years) loans which could allow us to reduce our interest expense and provide additional cash to fund operations. We are also in discussions with a prospective lender regarding a short-term loan on multiple properties that could provide additional working capital given the current low leverage on many of our properties. However, there can be no assurance that such financing will be available in the near term or at all.

We entered into interest rate swaps as a fixed rate payer to mitigate our exposure to rising interest rates on our variable rate notes payable (Level 2 measurement). We do not enter into derivatives for speculative purposes. None of our derivatives at December 31, 2019 or 2018 were designated as hedging instruments, therefore the net unrealized (losses) gains recognized on interest rate swaps of $970,210 and $149,714, respectively, was recorded as an addition to loss (gain) on interest rate swaps. In connection with the merger with REIT I, we acquired eight additional interest rate swaps on December 31, 2019 (see Notes 7 and 8 to our consolidated financial statements for more details).
Generally, we expect to make payments of principal and interest on any indebtedness we incur from our cash flows from operating activities, including the proceeds from the sale of assets. We expect that our cash flows from normal operations, along with the potential sale of assets will be sufficient to make regularly scheduled payments of principal and interest. We will seek to structure our financing for acquisitions of assets such that any balloon payments or maturity dates involving extraordinary payments of principal are timed to match our expected receipt of funds from ownership and operation of the assets or the disposition by us of such assets. If cash flow from ownership and operation of an asset is not expected to be sufficient to make such payments of principal, and we do not anticipate that we will sell the asset at the time the principal payment comes due, we intend to make payments of principal out of proceeds from the refinancing of such indebtedness or out of cash flow from operation of our other assets or from our reserves. We may also use proceeds from the Offerings to pay down principal on indebtedness, including any balloon or monthly mortgage payments.
Our management will establish working capital reserves from net offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves. We are continuing to monitor the coronavirus pandemic and its impact on our tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic, and its impact on our operations and liquidity, are uncertain and continue to evolve in the United States and globally. If the pandemic continues on its current trajectory, such impacts are expected to become material. To the extent that our tenants and operating partners continue to be impacted by the coronavirus pandemic, or by the other risks disclosed in this annual report on Form 10-K, it would have a material adverse effect on our liquidity and capital resources.
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and from time-to-time during our operational stage, we may not pay distributions solely from cash flow from operations. Historically, the sources of cash used to pay our distributors have been from net rental income received and the waiver and deferral of management fees. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received. In connection with the extension of the lease term of some properties, we may agree to pay a lease extension fee. In those events, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price or pay lease extension fees.
A table of distributions declared, distributions paid out, the impact on cash flows from operations and the source of distribution payments is disclosed in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.
Going forward, we expect that our board of directors will to continue to declare distributions based on daily record dates and to pay the distributions on a monthly basis, and after our offering period, to continue to declare stock distributions based on a single record date as of the end of the month, and to pay these distributions on a monthly basis. Distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet REIT qualification standards.

Cash Flow Summary
The following table summarizes our cash flow activity for the years ended December 31, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$4,748,904	$5,881,889
Net cash used in investing activities	$(29,602,469)	$(92,019,684)
Net cash provided by financing activities	$23,034,567	$90,710,968
Cash Flows from Operating Activities
Net cash provided by operating activities was $4,748,904 and 5,881,889 for the years ended December 31, 2019 and 2018, respectively.
The cash provided by operating activities for the year ended December 31, 2019 primarily reflects adjustments to our net loss of $4,415,992, distributions from investments in unconsolidated entities of $1,029,786 and for net non-cash charges of $9,647,509 primarily related to depreciation and amortization, unrealized loss on interest rate swap valuation, amortization of deferred financing costs, stock compensation expense, and amortization of above-market lease intangibles, partially offset by deferred rents, amortization of below-market lease intangibles and income from investment in unconsolidated entities. In addition, the net non-cash charges were partially offset by use of cash resulting from a net change in operating assets and liabilities of $1,512,399 during the year ended December 31, 2019 due primarily to increases in tenant receivables and prepaid expenses and other assets and a decrease in amounts due to affiliates, offset in part by an increase in accounts payable, accrued and other liabilities.
The cash provided by operating activities for the year ended December 31, 2018 primarily reflects adjustments to our net loss of $1,801,724 for distributions from investments in unconsolidated entities of $896,670 and net non-cash charges of $6,478,805 primarily related to depreciation and amortization, amortization of deferred financing costs, stock compensation expense, unrealized loss on interest rate swap valuation and amortization of lease incentives and above-market lease intangibles, partially offset by deferred rents, income from investment in unconsolidated entities, and amortization of below-market lease intangibles. Cash was also provided by the net change in operating assets and liabilities of $308,138 during the year ended December 31, 2018 due to increases in accounts payable, accrued and other liabilities and due to affiliates and decrease in prepaid expenses and other assets, partially offset by an increase in tenant receivables.
We expect that our cash flows from operating activities will increase in the next twelve months as a result of an entire year of operations for the properties that we acquired in 2019 primarily resulting from our Merger with REIT I on December 31, 2019.
Cash Flows from Investing Activities
Net cash used in investing activities was $29,602,469 for the year ended December 31, 2019 and consisted primarily of the following:

•	$24,820,410 for the acquisition of one operating property;

•	$1,665,180 for capitalized costs and improvements to existing real estate investments;

•	$3,486,927 for payment of tenant improvements;

•	$746,459 for payment of acquisition fees to affiliate;

•	$1,016,507 for cash acquired from acquisitions of affiliates; and

•	$100,000 collection of refundable purchase deposit.
Net cash used in investing activities was $92,019,684 for the year ended December 31, 2018 and consisted primarily of the following:

•	$87,064,535 for the acquisition of six operating properties and one parcel of land;

•	$1,730,666 for improvements to existing real estate investments;

•	$2,702,043 for payment of acquisition fees to affiliate;

•	$422,440 of investments in unconsolidated entities; and

•	$100,000 refundable purchase deposit for a prospective acquisition property.

Cash Flows from Financing Activities
Net cash provided by financing activities was $23,034,567 for the year ended December 31, 2019 and consisted primarily of the following:

•	$34,555,691 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $1,715,370;

•
$23,100,000 of proceeds from mortgage notes payable, partially offset by principal payments of $14,879,217 and deferred financing cost payments to affiliates of $107,500; partially offset by $1,260,000 of net repayments under our unsecured credit facility;

•	$495,148 of payments for deferred financing costs;

•	$12,145,903 used for repurchases of shares under the share repurchase plan; and

•	$4,017,986 of distributions paid to stockholders, after giving effect to distributions reinvested by stockholders of $6,352,682.
Net cash provided by financing activities was $90,710,968 for the year ended December 31, 2018 and consisted primarily of the following:

•	$44,223,885 of proceeds from issuance of common stock and investor deposits, partially offset by payments for offering costs and commissions of $1,500,285;

•
$75,687,500 of proceeds from mortgage notes payable, partially offset by principal payments of $12,892,970, deferred financing cost payments to third parties of $1,200,010 and deferred financing fee payments to affiliates of $262,050;

•	$3,000,000 of net proceeds from borrowings under our new unsecured credit facility;

•	$8,688,479 used for repurchases of shares under the share repurchase plan; and

•	$1,656,073 of distributions paid to stockholders, after giving effect to distributions reinvested by stockholders of $5,878,104.
Capital Resources
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by the Offerings and bank borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by loans from affiliates and internally generated funds. Our cash requirements for operating and interest expenses, and distributions will generally be funded by internally generated funds. Offering proceeds and debt financings may also be used to fund repurchases of common stock. If available, future sources of capital include proceeds from the Offerings, secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as undistributed funds from operations.
Results of Operations
As of December 31, 2019, we owned (i) 45 operating properties, including 20 operating properties which were acquired through the Merger with REIT I on December 31, 2019; (ii) one parcel of land which currently serves as an easement to one of our office properties; and (iii) the TIC Interest. We acquired 21 operating properties in 2019 (one property during October 2019 and 20 properties resulting from the Merger with REIT I on December 31, 2019) and six operating properties in 2018 (one property each during the first and second quarters of 2018 and two properties each during the third and fourth quarters of 2018). The 20 operating properties acquired from the Merger with REIT I have no effect in our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018. We expect that rental income, tenant reimbursements, depreciation and amortization expense and interest expense will each significantly increase for the next twelve months as a result of the 2019 acquisitions and our anticipated future acquisitions of real estate properties. Our results of operations for the year ended December 31, 2019 are not indicative of those expected in future periods as we expect to continue to raise capital through our Offerings and acquire additional operating properties. However, due to the current coronavirus pandemic in the United States and globally, our tenants and operating partners will be impacted. The impact of the coronavirus pandemic on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of action taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Rental Income
Rental income, including tenant reimbursements, for the years ended December 31, 2019 and 2018 was $24,544,958 and $17,984,625, respectively. The annualized rental income of the operating properties of the 45 operating properties owned as of December 31, 2019 was $29,424,453, however 20 operating properties were acquired in the Merger with REIT I on December 31, 2019, and therefore did not have an impact on rental income from operating properties for the year ended December 31, 2019. We owned 24 operating properties as of December 31, 2018 and 25 operating properties as of December 31, 2019, excluding the 20 operating properties acquired from the merger with REIT I on December 31, 2019. The significant increase of $6,560,333 or 36% year-over-year primarily reflects full year rental income from our six operating properties acquired in 2018. Pro forma rental income for 2019 including the 20 properties acquired in the Merger on December 31, 2019 would include an additional $13,132,226 for an aggregate of $37,677,184.
Fees to Affiliates
Fees to affiliates for the years ended December 31, 2019 and 2018 were $3,305,021 and $2,843,810. The 2019 amount includes asset management fees to affiliates and operating expense reimbursements, and the 2018 amount includes asset management fees to affiliates and a subordinated participation fee. The asset management fee was equal to 0.1% of the total investment value of our properties on a monthly basis. The significant increase of $461,211 or 16% year-over-year primarily reflects full year asset management fees for the larger operating properties acquired in 2018, and the cost of $528,000 of operating expense reimbursements in the current year period which reflects the portion of the operating expenses incurred by our Former Advisor allocated to us, offset in part by the absence of a subordinated participation fee in the current year. We did not incur a similar operating expense reimbursement in the prior year period as such reimbursement would have caused us to exceed the 2%/25% Limitation for operating expenses for the four fiscal quarters ended December 31, 2018. We did not incur a subordinated participation fee in the year ended December 31, 2019 due to the August 2019 amendment to the Advisory Agreement which eliminated this fee.
In addition, we incurred asset management fees to our Former Advisor of $191,907 related to the TIC Interest during both years ended December 31, 2019 and 2018, respectively, which amounts were reflected as a reduction of income recognized from investments in unconsolidated entities in the accompanying consolidated statements of operations. The advisory agreement with the entity that owns the TIC Interest property was assigned to our taxable REIT subsidiary following the Self-Management Transaction and we will earn a monthly management fee of equal to 0.1% of the total investment value of the property from this entity. As a result of the Self-Management Transaction, pro forma fees to affiliates for the year ended December 31, 2019, including the 20 properties acquired in the Merger on December 31, 2019, would be zero.
General and Administrative
General and administrative expenses for the years ended December 31, 2019 and 2018 were $2,711,573 and $2,570,529, respectively. The increase of $141,044 or 5% year-over-year primarily reflects increases in the costs of insurance and marketing, partially offset by decreases in legal and professional fees. Pro forma general and administrative expenses for the year ended December 31, 2019 including the 20 properties acquired in the Merger on December 31, 2019 and the Self-Management Transaction on December 31, 2019 would include an additional $7,700,304 for an aggregate of $10,411,877, without reflecting the impact of expected cost savings due to the Merger and the reduction in the number of employees since the second quarter of 2019.
Self-Management Transaction Expenses
Self-Management Transaction expenses for the year ended December 31, 2019 were $1,468,913, primarily reflecting an allocation of the fees of the financial advisor to the special committee of our board of directors, along with legal fees for the special committee's legal counsel. Since these fees are a non-recurring expense, they are excluded from the pro forma financial information.

Depreciation and Amortization
Depreciation and amortization expenses for the years ended December 31, 2019 and 2018 were $9,848,130 and $6,988,925, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase of $2,859,205 or 41% year-over-year primarily reflects full year depreciation and amortization of the six operating properties acquired in 2018 and a large property acquired in October 2019. Pro forma depreciation and amortization for the year ended December 31, 2019 including the 20 properties acquired in the Merger and the intangible assets acquired in the Self-Management Transaction on December 31, 2019 would include an additional $6,314,867 for an aggregate of $16,162,997.
Interest Expense
Interest expense for the years ended December 31, 2019 and 2018 was $7,382,610 and $5,577,828, respectively. The significant increase of $1,804,782 or 32% year-over-year primarily reflects an increase in the average principal balance of mortgage notes payable from approximately $90,431,000 for the year ended December 31, 2018 to approximately $127,931,000 for the year ended December 31, 2019, excluding the $62,495,761 principal amount of mortgage notes payable assumed in the Merger with REIT I on December 31, 2019. Average unsecured credit facility borrowings were approximately $4,875,000 for the year ended December 31, 2018 compared to approximately $3,110,000 for the year ended December 31, 2019. Pro forma interest expense for the year ended December 31, 2019 including the 20 properties acquired in the Merger on December 31, 2019 would include an additional $3,720,387 for an aggregate of $11,102,997.
Property Expense
Property expense for the years ended December 31, 2019 and 2018 was $4,877,658 and $3,185,629, respectively. The significant increase of $1,692,029 or 53% year-over-year was primarily due to the increase in the number of operating properties owned from 18 as of December 31, 2018 to 25 as of December 31, 2019, excluding the 20 operating properties acquired in the merger with REIT I on December 31, 2019. The overall increase in property expenses primarily relate to increases in repairs and maintenance, property taxes, insurance and utilities. Pro forma property expense for the year ended December 31, 2019 including the 20 properties acquired in the Merger on December 31, 2019 would include an additional $2,427,839 for an aggregate of $7,305,497.
Expenses Reimbursed by Our Former Sponsor or Affiliate
Expenses reimbursed by our Former Sponsor or affiliate for the years ended December 31, 2019 and 2018 were $332,337 and $1,136,469, respectively. The expenses reimbursed by our Former Sponsor for the years ended December 31, 2019 and 2018, of $332,337 and $1,136,469, respectively, were compensation costs related to our investor relations employees. The significant decrease of $804,132, or 71%, in reimbursements corresponds primarily to the reduced number of investor relations personnel and related costs as described above under general and administrative expenses and to the receipt of reimbursements for only nine months for 2019 because of the effect of an amendment of the Advisory Agreement. In this amendment the Company agreed to pay all future organization and offering costs, and to no longer be reimbursed by our Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for our Former Sponsor's agreement to terminate its right to receive 3% of gross offering proceeds as reimbursement for organization and offering costs paid by our Former Sponsor. There were no waived asset management fees by our Former Sponsor or its affiliates for the years ended December 31, 2019 and 2018. As a result of the Self-Management Transaction, pro forma expenses reimbursed by our Former Sponsor or affiliates for the year ended December 31, 2019, including the 20 properties acquired in the Merger on December 31, 2019 would be zero.
Other Income
Interest income for the years ended December 31, 2019 and 2018 was $66,570 and $17,879, respectively.
Income from investments in unconsolidated entities for the years ended December 31, 2019 and 2018 was $234,048 and $226,024, respectively. This represents our approximate 4.80% share of the results of operations of REIT I for the years ended December 31, 2019 and 2018, respectively, and our approximate 72.7% share in the results of operations of the Santa Clara property for the years ended December 31, 2019 and 2018, respectively. Going forward, income from REIT I ceased as a result of the Merger with REIT I on December 31, 2019. Pro forma other income for the year ended December 31, 2019 including the 20 properties acquired in the Merger and the business acquired in the Self-Management Transaction on December 31, 2019 would be $294,871.

Organizational and Offering Costs
Our organizational and offering costs were paid by our Former Sponsor on our behalf through September 30, 2019, at which point in an amendment to the Advisory Agreement we agreed to pay all future organization and offering costs, and to no longer be reimbursed by our Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for our Former Sponsor's agreement to terminate its right to receive 3% of gross offering proceeds as reimbursement for organization and offering costs paid by our Former Sponsor. Offering costs include all expenses incurred in connection with the Offerings, including investor relations compensation costs. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.
During the primary Offerings though the amendment of the Advisory Agreement described above, we were obligated to reimburse our Former Sponsor for organizational and offering costs related to the Offerings paid by them on our behalf provided such reimbursement did not exceed 3% of gross offering proceeds raised in the Offerings as of the date of the reimbursement.
Following the October 2019 amendment to the Advisory Agreement with our Former Sponsor, from October 1, 2019 through December 31, 2019, we incurred $509,791 of direct organizational and offering costs related to the Offerings, including primarily legal fees, FINRA, SEC and blue sky filing and personnel costs for investor relations personnel. As a result, the organizational and offering costs related to the Offerings recorded in our consolidated financial statements as of December 31, 2019 include the $509,791 of direct costs that we incurred plus $1,206,881 in reimbursements we made to our Former Sponsor to the extent of 3.0% of the gross offering proceeds through September 30, 2019. Through September 30, 2019, our Former Sponsor had incurred organizational and offering costs on our behalf in connection with the Offerings in excess of 3.0% of the gross offering proceeds received by the Company. As of December 31, 2019, we had recorded $5,429,105 of organizational and offering costs paid to our Former Sponsor or affiliates and $509,791 which we incurred directly for an aggregate of $5,938,896.
Properties
Portfolio Information
As of December 31, 2019 and 2018, we owned real estate investments as follows:

	December 31,
	2019	2018
Number of properties: (1)
Retail	20	9
Office	16	10
Industrial	9	5
Total operating properties	45	24
Parcel of land	1	1
Total properties	46	25

Leasable square feet: (2)
Retail	362,764	185,384
Office	800,036	616,284
Industrial	1,198,002	735,016
Total leasable square feet	2,360,802	1,536,684

(1)
Includes 20 properties acquired through the Merger with REIT I as follows: (i) 11 retail properties with an aggregate leasable square feet of 177,380; (ii) six office properties with an aggregate leasable square feet of 183,752 and (iii) three industrial properties with an aggregate leasable square feet of 246,259.

The above table does not include an approximate 72.7% TIC Interest in a 91,740 square feet office property located in Santa Clara, California.

We have a limited operating history. As of December 31, 2019, we have acquired: (i) 45 operating properties; (ii) one parcel of land, which currently serves as an easement to one of our office properties and (iii) the TIC Interest. In evaluating these properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions.
During December 2019 and January 2020, we amended lease agreements to extend the lease terms for three of our properties. The lease for the Walgreens property in Stockbridge, GA was extended for 10 years to February 28, 2031 in exchange for an incentive payment of $500,000 payable in four installments of $125,000 each, commencing January 10, 2020 with the final installment paid April 1, 2020. The lease for the Walgreens property in Santa Maria, CA was extended for 10 years to March 31, 2032 in exchange for an incentive payment of $490,000 payable in four installments of $122,500 each, commencing January 15, 2020 with the final installment paid April 1, 2020. The lease for the Accredo property in Orlando, FL was extended for 3 1/2 years to December 31, 2024 and we paid a leasing commission of $215,713 to the tenant’s broker in February 2020. We are continuing to explore potential lease extensions for many of our properties.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have one tenant with a lease that provides for a tenant improvement allowance which has a remainder of $63,000. We expect that the related improvements will be completed during the 2020 calendar year. As of December 31, 2019, there are restricted cash deposits of $92,684 that are available to be used to pay for these improvements. The remainder will be funded from operating cash flow or Offering proceeds.
In addition, we have identified approximately $2,576,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2020. Approximately $1,282,000 of these improvements are expected to be recoverable from tenants through their operating expense reimbursements. In addition, there are no restricted cash deposits that were reserved to pay for these improvements. We will have to pay for the improvements and the recoveries will be billed over an extended period of time according to the terms of the lease. The remaining costs of approximately $1,294,000 are not recoverable from tenants. These improvements will be funded from operating cash flows or proceeds from the Offerings.
More information on our properties and investments can be found in Part I, Item 2. Properties of this Annual Report.
Recent Market Conditions
Due to the current coronavirus pandemic in the United States and globally, the Company's tenants and operating partners, property locations and the economy as a whole are impacted. The magnitude and duration of the coronavirus pandemic and its impact on our tenants, our cash flows and our future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets. It is likely that the U.S. and global economies are entering into a recession, the severity of which is unpredictable but expected to be significant. The prolonged duration and impact of the coronavirus pandemic could materially disrupt the Company's business operations and impact its financial performance.
Both the investing and leasing environments are highly competitive. Even before the coronavirus pandemic, uncertainty regarding the economic and political environment had made businesses reluctant to make long-term commitments or changes in their business plans. The coronavirus pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the U.S. and global economy will perform over the next several months. The ongoing trade war between the U.S. and China has also increased the level of uncertainty and resulted in reductions in business investments.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the coronavirus pandemic may result in decreases in cash flows from investment properties. Impending declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations.

Uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions have changed quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
We plan to rely on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity, or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our initial indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions have changed quickly, and such changes could negatively impact the value of our assets.
The debt market remains sensitive to the macro environment, such as impacts of the coronavirus pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. Economic and financial market conditions have deteriorated rapidly during the last two months as a result of the coronavirus pandemic and we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, or any combination of the foregoing.
Critical Accounting Policies
The discussion below is regarding the accounting policies that management believes are or will be critical to our operations. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may have utilized different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Revenue Recognition
We adopted FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”) effective January 1, 2018 using the modified retrospective approach, which requires a cumulative effect adjustment as of our date of adoption. The adoption of ASU No. 2014-09 did not result in a cumulative effect adjustment as of January 1, 2018. Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 included revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. Such revenues are recognized when the services are provided and the performance obligations are satisfied. Our adoption of ASU No. 2014-09 in 2018 did not have a significant impact on our consolidated financial statements. However, revenue recognition under ASU No. 2014-09 may have a significant impact on our consolidated financial statements in the near term.
Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) ASU No. 2016-02 “Leases (Topic 842)” and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively “Topic 842”). Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts our accounting for leases primarily as a lessor. However, Topic 842 also impacts our accounting as a lessee for an operating lease acquired as a result of the Self-Management Transaction, which was completed on December 31, 2019.
As a lessor, our leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in Topic 606. However, upon adopting the guidance in Topic 842, we determined that our tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of our leasing arrangements, we accounted for all lease and nonlease components as one-single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on our timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 for the year ended December 31, 2019 in our consolidated statements of operations. We also made a conforming reclassification for the prior year’s tenant reimbursements.
Prior to the adoption of Topic 842, lessor costs for certain services directly reimbursed by tenants have already been presented on a gross basis in revenues and expenses in our consolidated statement of operations.
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
Bad Debts and Allowances for Tenant and Deferred Rent Receivables
Upon the adoption of Topic 842 on January 1, 2019, our determination of the adequacy of our allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection, we also may record an allowance under other authoritative GAAP depending upon our evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in our consolidated statements of operations.
Prior to the adoption of Topic 842, we evaluated the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicated we would not recover the full value of the receivable, we provided a reserve against the portion of the receivable that we estimated would not be recovered. This analysis required us to determine whether there were factors indicating a receivable would not be fully collectable and to estimate the amount of the receivable that would not be collected.

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
Income Taxes
We elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2016. We expect to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet certain organizational and operational requirements, including meeting various tests regarding the nature of our assets and our income, the ownership of our outstanding stock and distribution of at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.
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
Related party transactions: We have concluded that it is not practical to determine the estimated fair value of related party transactions. Disclosure rules for fair value measurements require that for financial instruments for which it is not practicable to estimate fair value, information pertinent to those instruments be disclosed. Further information as to these financial instruments from related parties is included in Note 9 to our consolidated financial statements.
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
We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the respective lease.
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

Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. We anticipate the estimated useful lives of our assets by class to be generally as follows:

.	Buildings	10-48 years
.	Site improvements	Shorter of 15 years or remaining lease term
.	Tenant improvements	Shorter of 15 years or remaining lease term
.	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining lease term
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
Goodwill and Other Intangible Assets
We records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. We will evaluate goodwill for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, we may first assess qualitative factors. The qualitative testing analyzes current economic indicators associated with a reporting unit. If an initial qualitative assessment indicates a stable or improved fair value, no further testing is required. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. We primarily will utilize a discounted cash flow methodology to calculate the fair value of its reporting units.
Intangible assets consist of purchased customer-related intangible assets, marketing related intangible assets, developed technology and other intangible assets. Intangible assets are amortized over their estimated useful lives using the straight-line method ranging from three to five years. No significant residual value is estimated for intangible assets. The Company will evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at the reasonable assurance level.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an emerging growth company as of December 31, 2019, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. We are not aware of any family relationship among any of our executive officers or directors. Each individual has stated that there is no arrangement or understanding of any kind between him or her and any other person relating to his or her position as an executive officer or director.

Name (1)	Age (2)	Positions
Aaron S. Halfacre	47	Chief Executive Officer, President and Director
Raymond E. Wirta	76	Chairman of the Board and Director (5)
Raymond J. Pacini	64	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Adam S. Markman	55	Independent Director (3)(4)
Curtis B. McWilliams	64	Independent Director (4)(5)(7)
Thomas H. Nolan, Jr.	62	Independent Director(4)(5)(8)
Jeffrey Randolph	63	Independent Director (3)(4)(6)
Joe F. Hanauer	82	Director (3)

(1)	The address of each executive officer and director listed is 3090 Bristol Street, Suite 550, Costa Mesa, California 92626.

(2)	As of March 30, 2020.

(3)	Member of the audit committee of our board of directors.

(4)	Member of the conflicts committee of our board of directors.

(5)	Member of the compensation committee of our board of directors.

(6)	Chair of the audit committee of our board of directors

(7)	Chair of the conflicts committee of our board of directors.

(8)	Chair of the compensation committee of our board of directors.

Mr. Aaron S. Halfacre. Mr. Halfacre has served as our Chief Executive Officer and President and a member of our board of directors since January 2019. Following the closing of the Self-Management Transaction on December 31, 2019, Mr. Halfacre is now employed and compensated directly by the Company. From January 2019 through December 31, 2019, Mr. Halfacre also served as Chief Executive Officer and a Manager of our Former Sponsor and our Former Advisor where he also served as President from August 2018 through December 2019. Mr. Halfacre also served as the Chief Executive Officer, President and a Trust Manager of REIT I from August 2018 until the Merger on December 31, 2019. He has also served as a Director of BRIX REIT since January 2019 and as the Chief Executive Officer and President of BRIX REIT from January 2019 to October 2019. From January 2018 to July 2018, Mr. Halfacre served as President of Realty Mogul, Co., a real estate crowdfunding platform and its affiliates, MogulREIT I, LLC, a non-traded public real estate investment trust that invests in and manages a diversified portfolio of commercial real estate investments, including loans, equity in commercial real estate ventures and other real estate-related assets; and MogulREIT II, LLC, a non-traded public real estate investment trust that owns and manages a diversified portfolio of preferred equity and joint venture equity investments in multifamily properties located in target markets throughout the United States. Since April 2016, Mr. Halfacre also served as a Co-Founder of Persistent Properties, LLC which manages a multi-family portfolio focused on workforce housing. From July 2014 to March 2016, Mr. Halfacre served as president and chief investment officer of Campus Crest Communities, Inc., a publicly-traded real estate investment trust focusing on the ownership, development, building and management of student housing properties throughout the United States. From October 2012 to May 2014, Mr. Halfacre served as senior vice president and head of strategic relations at Cole Real Estate Investments, Inc., a publicly traded REIT focused on net lease real estate investments, where he oversaw all investor and strategic capital relationships. From November 2005 to December 2010, Mr. Halfacre served as the chief of staff and head of product development of the real estate group at BlackRock, a global investment management corporation. From June 2004 to November 2005, Mr. Halfacre served as director of investor relations for Green Street Advisors, a premier independent research and advisory firm concentrating on the commercial real estate industry in North America and Europe. Mr. Halfacre holds both Chartered Financial Analyst® and Chartered Alternative Investment Analyst® designations and received a Master of Business Administration from Rice University. Our board directors has concluded that Mr. Halfacre is qualified to serve as a director by reason of his extensive industry and leadership experience.
Mr. Raymond Wirta. Mr. Wirta is a founder of the Company and has served as our Chairman of the Board since 2016. Together with Mr. Halfacre, he owns a controlling interest in our Former Sponsor and our Former Advisor. Mr. Wirta has also served as the Chairman of the board of directors of affiliated BRIX REIT since October 2017 and served as the Chairman of the board of trust managers of REIT I until the merger on December 31, 2019. Mr. Wirta served as Chairman of the board of directors of CBRE Group (NYSE:CBRE), a global real estate services firm from 2014 to 2018, Vice Chair of the board of directors of CBRE from 2013 to 2014, a Director of CBRE since 2001 and served as the Chief Executive Officer of CBRE from 2001 to 2005 and Chief Executive Officer of its predecessor company, CBRE Services, from 1999 to 2001. Since 2009, he has served as Chief Executive Officer of The Koll Company, a West Coast-based real estate investment and development company. He previously served as Chief Executive Officer for Koll Management Services and The Bolsa Chica Company during time frames when both were publicly traded real estate companies. Based on these experiences, Mr. Wirta offers insights and perspective with respect to our real estate portfolio. From 2010 through March 2019, he served as a full-time advisor to the Irvine Company, and President since 2016. The Irvine Company is a privately held California based real estate development company with ownership of 120 million square feet of apartments, office, retail and resorts primarily in California. Mr. Wirta holds a B.A. from California State University, Long Beach and an M.B.A from Golden State University. Our board of directors has concluded that Raymond Wirta is qualified to serve as one of our directors by reason of his expertise with real estate-related investments and advise our board of directors on the critical issues facing our company.
Mr. Raymond J. Pacini. Mr. Pacini has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2018 and as our Secretary since September 2019. Following closing of the Self-Management Transaction on December 31, 2019, Mr. Pacini is now employed and compensated directly by the Company. Mr. Pacini also served as Executive Vice President, Chief Financial Officer and Treasurer of our Former Sponsor and our Former Advisor and REIT I from April 2018 through December 31, 2019. From April 2018 until October 2019, Mr. Pacini also served as Executive Vice President, Chief Financial Officer and Treasurer of BRIX REIT, for which he served as an independent director from November 2017 until April 2018. On January 29, 2020, Mr. Pacini was reappointed as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of BRIX REIT. From June 2013 to April 2018, Mr. Pacini served as Chief Financial Officer of Northbound Treatment Services, a privately held company which treats drug and alcohol addictions. From 1998 to 2011, Mr. Pacini served as President, Chief Executive Officer and a Director of California Coastal Communities, Inc. (‘‘CALC’’), a residential land development and homebuilding company and was the Chief Financial Officer of CALC’s predecessors (Koll Real Estate Group, Inc., The Bolsa Chica Company and Henley Properties, Inc.) from 1992 to 1998. On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC emerged from bankruptcy and became a privately held company. Mr. Pacini has seven years of experience as a certified public accountant with the accounting firm of Coopers & Lybrand (now known as PricewaterhouseCoopers LLP). Mr. Pacini has been a National Association of Corporate Directors (NACD) Board Leadership Fellow since 2014. Mr. Pacini also served as an independent director, audit committee chair and the financial expert for Cadiz Inc. (NASDAQ: CDZI), a land and water resource development public company, from June 2005 to July 2019. Mr. Pacini received his B.A. in Political Science from Colgate University in 1977 and his M.B.A. from Cornell University in 1979.
Mr. Adam S. Markman. Mr. Markman has served as an independent member of our board of directors since January 2019. Mr. Markman has served as Executive Vice President, Chief Financial Officer and Treasurer of Equity Commonwealth (NYSE: EQC), a REIT primarily investing in office properties, since July 2014. Mr. Markman served as Managing Director of Green Street Advisors, Inc., a real estate research firm (‘‘Green Street’’), where he worked from 1994 to 2014. While at Green Street, Mr. Markman headed the firm’s consulting and advisory practice, played a key role in the firm’s investment arm for real estate investment trusts and previously led the firm’s retail and lodging research efforts. Mr. Markman has also served as a real estate consultant at Kenneth Leventhal & Co. Mr. Markman was a member of Green Street’s board of directors, currently sits on Mark IV Capital’s board of directors and is an adviser to Twin Rock Partner’s Housing Fund. He is also a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI). Mr. Markman earned his M.B.A. in Finance/Real Estate from Columbia University and a B.A. from U.C. Berkeley. Our board of directors has concluded that Mr. Markman is qualified to serve as an independent director by reason of his extensive experience in the real estate business.
Mr. Curtis B. McWilliams. Mr. McWilliams has served as an independent member of our board of directors since January 2019. He also has served as chair of the special committee since February 2019. Mr. McWilliams has served as the non-executive Chairman of the board of directors of Ardmore Shipping Corporation (NYSE: ASC) since January 1, 2019 and a director since January 2016. Mr. McWilliams was also Lead Director of Braemar Hotels & Resorts Inc. (NYSE: BHR) from November 2013 until July 2019 and he continues to be a member of the board and chair of the audit committee. Mr. McWilliams was also an independent director of Campus Crest Communities, Inc. from May 2015 to March 2016. Mr. McWilliams is a real estate industry veteran with over 25 years of experience in finance and real estate. He retired from his position as President and Chief Executive Officer of CNL Real Estate Advisors, Inc. in 2010 after serving in the role since 2007. Mr. McWilliams was also the President and Chief Executive Officer of Trustreet Properties Inc. from 1997 to 2007, and a director of the company from 2005 to 2007. He served on the board of directors and as the audit committee Chairman of CNL Bank from 1999 to 2004 and has over 13 years of investment banking experience at Merrill Lynch & Co. Mr. McWilliams holds a M.B.A., with a concentration in Finance, from the University of Chicago Graduate School of Business, and a Bachelor of Science in Engineering in Chemical Engineering from Princeton University. Our board of directors has concluded that Mr. McWilliams is qualified to serve as an independent director by reason of his extensive experience in the real estate business and investment banking.
Mr. Thomas H. Nolan, Jr. Mr. Nolan has served as an independent member of our board of directors since January 2019. Mr. Nolan has been a director of WashREIT (NYSE: WRE) since 2015. He previously served as Chairman of the board of directors and Chief Executive Officer of Spirit Realty Capital, Inc. (NYSE: SRC) from September 2011 until May 2017. Mr. Nolan previously worked for General Growth Properties, Inc. (‘‘GGP’’), serving as Chief Operating Officer from March 2009 to December 2010 and as President from October 2008 to December 2010. He also served as a member of the board of directors of GGP from 2005 to 2010. GGP filed for protection under Chapter 11 of the U.S. Bankruptcy Code in April 2009 and emerged from bankruptcy in November 2010. Mr. Nolan was a member of the senior management team that led GGP’s reorganization and emergence from bankruptcy, which included the restructuring of $15.0 billion in project-level debt, payment in full of all of GGP’s pre-petition creditors and the securing of $6.8 billion in equity commitments. From July 2004 to February 2008, Mr. Nolan served as a Principal and Chief Financial Officer of Loreto Bay Company, the developer of the Loreto Bay master planned community in Baja, California Sur, Mexico. From October 1984 to July 2004, Mr. Nolan held various financial positions with AEW Capital Management, L.P., a national real estate investment advisor, and from 1998 to 2004, he served as Head of Private Equity Investing and as President and Senior Portfolio Manager of The AEW Partners Funds. Mr. Nolan holds a B.B.A. from the University of Massachusetts, Amherst. Our board of directors has concluded that Mr. Nolan is qualified to serve as an independent director by reason of his extensive experience in the real estate business.

Mr. Jeffrey Randolph. Mr. Randolph has served as an independent member of our board of directors since July 2016. Mr. Randolph also served as an independent director and chair of the audit committee of BRIX REIT, Inc. from November 2017 until January 2020 and served as an independent Trust Manager of affiliated REIT I from 2014 to January 11, 2019. From 2002 through 2007 and then again from 2010 through March 2017 (now retired), Mr. Randolph was a Principal and served as Chief Financial Officer and Chief Compliance Officer for Affinity Investment Advisors, LLC, a firm specializing in U.S. stock exchange investments. In 2007, Affinity was purchased by Morgan Stanley Investment Management. From 2007 through 2010, Mr. Randolph served as Managing Director for Morgan Stanley and its wholly-owned subsidiary Van Kampen Investments. His role included supporting the firm’s domestic and international investment clients. Toward the end of 2010, Mr. Randolph was part of the decision to re-launch Affinity as an independent entity to capitalize on the increasing investor interest in boutique management firms. Mr. Randolph brings 25 years of investment experience to our REIT. His previous work experience includes Principal at Avalon Financial Group Inc., which specialized in the restructuring and placement of commercial real estate financings, Chief Financial Officer for Bonutto-Hofer Investments, a private real estate investment firm that specialized in acquisition and management of commercial real estate properties in the western U.S., and Vice President at Security Pacific National Bank. Mr. Randolph also serves on the board of TSJ Hope Builders, a Santa Ana, California based nonprofit dedicated to moving young men and women out of poverty through life and job skills training. He is also a cofounder of Building Blocks Foundation Fund, an organization of commercial real estate professionals dedicated to supporting Orange County’s disadvantaged youth. Mr. Randolph received his bachelor’s degree in Business Finance from California State University, Long Beach. Our board of directors has concluded that Mr. Randolph is qualified to serve as an independent director by reason of his extensive experience in real estate and investment management.
Mr. Joe F. Hanauer. Mr. Hanauer has served as a member of our board of directors since December 2019. He previously served as an independent director of BrixInvest, our former sponsor and former advisor, from November 2016 until the closing of the Self-Management Transaction on December 31, 2019. Mr. Hanauer has been principal of Combined Investments, LLC and affiliated companies which invest in real estate as well as real estate related businesses since January 1990. He also serves on the board of directors of Porch, Inc. and was Chairman of the Move, Inc. (formerly NASDAQ) Global Advisory Board, operator of Realtor.com, where he served as Chairman of the Board for thirteen years and negotiated the sale of the company to News Corp. Previously, as Chairman of Grubb & Ellis (formerly NYSE) from 1993 to 1998, he also became interim Chief Executive Officer to lead the financial restructuring of the company, one of the nation’s largest commercial real estate services and property management companies at the time, shedding all debt and returning the company to profitability. Prior to forming Combined Investments, Mr. Hanauer was Chairman and Chief Executive Officer of Coldwell Banker Residential Real Estate from 1981 through 1989, having been responsible for developing all of its residential brokerage, franchising and mortgage related businesses internationally. Under his direction, revenues grew to nearly $1 billion annually and broker coverage increased from 2,000 people to over 40,000 operating out of 2,000 locations. Coldwell Banker became an acknowledged leader in its field. He joined Coldwell Banker when he and his partners sold their Chicago based real estate firm to the company. Regarding charitable involvement, he is a life Trustee of Roosevelt University and Chairman of the Board of IHC Global, an organization dedicated to creating sustainable cities globally with safe and inclusive housing. He is a director of Laguna Beach Live!, an organization enabling people to easily access live, quality music; is immediate past Chair of Laguna Playhouse, a leading theatre which will be celebrating its 100th year in 2020 and on the board of Laguna Art Museum. He is a Senior Business Fellow at the Harvard University Joint Center for Housing Studies. Mr. Hanauer received an undergraduate degree in marketing and business from Roosevelt University and did graduate studies at the University of Chicago. Our board of directors has concluded that Joe F. Hanauer is qualified to serve as a director by reason of his extensive experience in real estate and investment management.
Other Key Officers
Ms. Sandra G. Sciutto. Ms. Sciutto, age 60, has served as our Senior Vice President and Chief Accounting Officer since July 2018. Ms. Sciutto has also served as Senior Vice President and Chief Accounting Officer for BRIX REIT since July 2018 and served as Senior Vice President and Chief Accounting Officer for REIT I from July 2018 until December 2019 and as an independent director of BRIX REIT from April 2018 until July 2018. From October 2016 to June 2018, Ms. Sciutto served as Chief Financial Officer for Professional Real Estate Services Inc., a privately held, full-service commercial real estate investment and operating company based in Orange County, California. From November 2012 to April 2016, Ms. Sciutto served as Chief Financial Officer and investment committee member for Shopoff Realty Investments, L.P., a real estate developer and real estate fund sponsor. From 1998 to 2012, Ms. Sciutto served as Chief Financial Officer of CALC. From 1993 until 1998, Ms. Sciutto was the Controller of CALC and its predecessor companies Koll Real Estate Group, Inc. and The Bolsa Chica Company. On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC emerged from bankruptcy and became a privately held company. Ms. Sciutto also has five years of experience as a certified public accountant with the accounting firm of KPMG LLP. Ms. Sciutto received her B.S. in Business Administration with a concentration in Accounting from Cal Poly State University, San Luis Obispo in 1982. She also holds an active CPA license in the state of California.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and any persons beneficially owning more than 10% of any registered class of our equity securities (collectively, the “insiders”) to report their initial ownership of those securities and most changes in that ownership to the SEC. To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company by the insiders or written representations from the insiders that no other reports were required with respect to the year ended December 31, 2019, all insiders timely filed all Section 16(a) reports required to be filed by them for 2019, with the exception of the following reports that were not filed timely:
Form 4 Filings. - Five Form 4 filings by Mr. David Perduk, who resigned as our Chief Investment Officer on January 31, 2020, to report acquisitions of 20, 20, 20, 10 and 10 shares of our common stock on January 23, 2019 (Form 4 filed January 29, 2019), February 20, 2019 (Form 4 filed February 27, 2019), March 20, 2019 (Form 4 filed March 27, 2019), July 23, 2019 (Form 4 filed July 29, 2019) and August 21, 2019 (Form 4 filed August 28, 2019), respectively, pursuant to the Company’s automatic investment program.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees and officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board of directors. The Code covers topics including, but not limited to, conflicts of interest, confidentiality, fair dealings, record keeping and reporting, protection and proper use of our assets, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. The Code is posted in the NNN REIT Documents-Corporate Governance section of our website at www.RichUncles.com. To the extent required by SEC rules, we intend to promptly disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the Corporate Governance section of our website, rather than filing a Current Report on Form 8-K with the SEC.
The Audit Committee
Our board of directors has established an audit committee. Our audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, and (iv) the selection, appointment and compensation of our independent registered public accounting firm and (v) our independent registered public accounting firm’s qualifications, performance and independence. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee charter is available in the NNN REIT Documents-Corporate Governance section of our website at www.RichUncles.com. The members of the audit committee are Jeffrey Randolph (Chairman), Adam S. Markman and beginning December 17, 2019, Joe F. Hanauer. Messrs. Randolph and Markman, representing a majority of the members of the audit committee are “Independent Directors” as defined by our charter and are “independent” as defined by the New York Stock Exchange and applicable rules of the SEC. All members of the audit committee are financially literate, and our board of directors has determined that Mr. Randolph satisfies the SEC’s requirements for an “audit committee financial expert.”
The Conflicts Committee
Our board of directors established a conflicts committee, which consists of all independent directors, in order to reduce or eliminate certain potential conflicts of interest. The members of the conflicts committee are Messrs. McWilliams, Markman, Nolan and Randolph, with Mr. McWilliams serving as the chair of the conflicts committee. The conflicts committee operates pursuant to a conflicts committee charter, which has been adopted by the board of directors to define the committee’s responsibilities and authorizes our conflicts committee to act on any matter permitted under Maryland law. Our conflicts committee acts by majority vote of its members and is also empowered to retain its own legal and financial advisors at our expense. Our conflicts committee charter requires that our conflicts committee discharge the board’s responsibilities relating to the nomination of independent directors and make recommendations to the board regarding the compensation of our directors. Our conflicts committee also discharges the board’s responsibilities relating to the compensation of our executives. The audit conflicts committee charter is available in the NNN REIT Documents-Corporate Governance section of our website at www.RichUncles.com.

The Compensation Committee
Effective December 18, 2019, our board of directors established a compensation committee, which consists of all independent directors. The members of the compensation committee are Mr. McWilliams, Mr. Nolan and Mr. Wirta, with Mr. Nolan serving as chair of the compensation committee. The compensation committee is responsible for recommending, establishing, overseeing and directing the Company’s executive officer and director compensation philosophy, policies and programs, approving the compensation to be paid by the Company to the Company’s executive officers and making recommendations to the board of directors regarding the compensation of the non-employee members of the Company’s board of directors. The compensation committee fulfills these responsibilities primarily by carrying out the activities enumerated in the compensation committee charter. The compensation committee charter is available in the NNN REIT Documents-Corporate Governance section of our website at www.RichUncles.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Prior to December 31, 2019, we did not employ our executive officers, and our executive officers did not receive compensation directly from us for services rendered to us. Our executive officers were officers and/or employees of, and in some cases held an ownership interest in our Former Sponsor, and our executive officers were compensated by this entity, in part, for their services to us. For a discussion of the compensation paid to our Former Sponsor, Former Advisor and/or its affiliates for the year ended December 31, 2019, see Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence-Certain Transactions with Related Persons. As a result, we did not have, and our board of directors did not consider, a compensation policy or program for our executive officers during 2019 and has not included a Compensation Discussion and Analysis or a Compensation Committee Report.
As a result of the Self-Management Transaction which closed on December 31, 2019, starting January 1, 2020, our executive officers are employed with us and will receive compensation directly from us for services rendered. Messrs. Halfacre and Pacini each receive an annual salary of $275,000. In connection with the Self-Management Transaction, on December 31, 2019, we entered into restricted units award agreements (each, an “Award Agreement”) with each of Messrs. Halfacre and Pacini regarding the grant of a number of Class P OP Units. Mr. Halfacre was granted a total of 40,000 Class P OP Units and Mr. Pacini was granted a total of 16,029 Class P OP Units, of which 20,262 and 9,449 Class P OP Units were issued to Messrs. Halfacre and Pacini, respectively, in connection with their entry into restrictive covenant agreements in consideration for their 2020 equity incentive compensation.
The Class P OP Units are intended to be treated as “profits interests” in NNN REIT OP, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Amended OP Agreement), or (3) the date of the employee’s involuntary termination (as defined in the relevant Award Agreement) (collectively, the “Lockup Period”).  Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 5 Class C OP Units for each 1 Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to adjustment on generally the same terms and conditions as the Class M OP Units, as set forth above.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. For the year ended December 31, 2019, we paid each of our non-officer directors as follows: (i) quarterly retainers of $12,500 for each non-officer director, (ii) an additional quarterly retainer of $12,500 for each non-officer director serving on the special committee and (iii) a quarterly retainer of $2,500 for the chairs of the audit and conflicts committees, which amounts were, in each case, payable in shares of our Class C common stock.

The table below sets forth information regarding compensation to our independent directors for the year ended December 31, 2019:

Name (1)	Compensation
Adam S. Markman	$87,500
Curtis B. McWilliams	$97,500
Thomas H. Nolan, Jr.	$90,000
Jeffrey Randolph	$97,500
Joe F. Hanauer (2)	$2,083

(1)
The compensation paid to Mr. Halfacre, the Company’s Chief Executive Officer, and Mr. Wirta, our Chairman of the Board, is not included in this table because they are also executive officers of the Company and, therefore, received no compensation for their service as director.

(2)	Mr. Hanauer’s compensation commenced on December 17, 2019 when he was elected to serve on the board at the 2019 Annual Meeting of Stockholders.
Beginning January 1, 2020, each of our non-officer directors will be compensated as follows: (i) annual retainer of $25,000 (paid in quarterly installments) payable in cash or, upon election by such director, in shares of Class C common stock; (ii) an annual stock grant of $50,000 (paid in quarterly installments) payable in shares of our Class C common stock; and (iii) annual committee chair fees of $10,000 for each of the chairs of the audit, conflicts, compensation and any other committee, payable in shares of our Class C common stock. The shares to be issued to directors will be restricted securities issued in private transactions in reliance on an exemption from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and we have not agreed to file a registration statement with respect to registration of the shares to the directors. The directors will be able to resell their shares to us pursuant to our share repurchase plan. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
As of March 20, 2020, there is no person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class C or Class S common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. The following table shows, as of February 29, 2020, the amount of our Class C common stock beneficially owned (unless otherwise indicated) by (1) each of our directors and executive officers and (2) all of our directors and executive officers as a group. None of our directors or executive officers beneficially owns any shares of our Class S common stock.

Name (1)	Class C Shares Beneficially Owned (2)	Class M and Class P OP Units	Percent of Class C Shares (3)	Class S Shares Beneficially Owned	Percent of Common Stock (4)
Aaron S. Halfacre (2)	13,754	60,000	*	—	*
Raymond E. Wirta	94,029	190,282	*	—	*
Raymond J. Pacini (2)	1,000	16,029	*	—	*
Joe F. Hanauer	206	7,461	*	—	*
Adam S. Markman	8,833	—	*	—	*
Curtis B. McWilliams	9,839	—	*	—	*
Thomas H. Nolan, Jr.	9,080	—	*	—	*
Jeffrey Randolph	28,265	—	*	—	*
All directors and executive officers as a group (8 persons)	165,006	273,772	*	—	*

*	Less than 1% of the outstanding Class C or Class S common stock (as applicable) and none of the shares is pledged as security.

(1)	The address of each named beneficial owner is 3090 Bristol Street, Suite 550, Costa Mesa, CA 92626.

(2)
On December 31, 2019, Mr. Halfacre and Mr. Pacini were granted 40,000 and 16,029 of Class P OP Units in the Operating Partnership, respectively, which will vest on March 31, 2024, or upon change of control of our Company or involuntary termination, as defined in the Amended OP Agreement. Upon vesting, each Class P OP Units is convertible into five Class C OP Units in the Operating Partnership subject to certain adjustments. The Class C OP Units are exchangeable for cash or shares of Class C common stock on a 1-for-1 basis, as determined by the Company.

(3)	Based on 23,788,542 shares of Class C common stock outstanding on February 29, 2020.

(4)	Based on 23,975,837 shares of common stock (Class C and Class S) outstanding on February 29, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Our charter requires that a majority of our directors be “Independent Directors” (as defined in our charter), except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of such independent director’s successor. A copy of our charter is available in the NNN REIT Documents - Corporate Governance section of our website at www.RichUncles.com. For purposes of our charter, an Independent Director is any director who is not associated and has not been associated within the last two years, directly or indirectly, with our sponsor or advisor or our management. A director is deemed to be associated with our sponsor or advisor if he or she: (i) owns an interest in our sponsor, advisor or any of their affiliates; (ii) is employed by our sponsor, advisor or any of their affiliates; (iii) is an officer or director of our sponsor, advisor or any of their affiliates; (iv) performs services, other than as a director, for us; (v) is a director for more than three REITs organized by our sponsor or advised by our advisor; or (vi) has any material business or professional relationship with our sponsor, advisor or any of their affiliates. For purposes of determining whether or not the business or professional relationship is material, the gross revenue derived by the director from our sponsor and advisor and affiliates shall be deemed material per se if it exceed 5% of the director’s annual gross revenue (derived from all sources) during either of the last two years or net worth (on a fair market value basis). A director is also deemed to be associated with our sponsor or advisor if the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law is or has been associated with our sponsor, advisor, any of their affiliates or us.
In addition, although our shares are not listed for trading on any national securities exchange, a majority of the directors, and a majority of the members of the audit committee and conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).
Our board of directors has determined that Adam S. Markman, Curtis B. McWilliams, Thomas H. Nolan, Jr. and Jeffrey Randolph each qualify as an “Independent Director” as defined in our charter and satisfy the New York Stock Exchange independence standards.
Our Policy Regarding Transactions with Related Persons
Our conflicts committee was required to review and approve all transactions between us and our former advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Business Conduct and Ethics requires our employees and directors to be scrupulous in avoiding any action or interest that conflicts with, or gives the appearance of a conflict with, our interests. Our employees and directors are required to report potential and actual conflicts to the Chief Financial Officer, or directly to the chairman of the conflicts committee, as appropriate.

Certain Transactions with Related Persons
Short-term loan from our Chairman
In connection with the Self-Management Transaction, we assumed two notes payable aggregating $630,820 on December 31, 2019 owed to Mr. Wirta. The secured notes payable are presented under due to affiliates in our consolidated balance sheet.
On February 28, 2020, the board of directors, including all of the members of the conflicts committee, unanimously approved our Company’s borrowing of $4,000,000 from Mr. Wirta as described in Note 11 to our consolidated financial statements.
Our Relationship with our Former Sponsor and Former Advisor.
Pursuant to the Self-Management Transaction effective December 31, 2019, the Advisory Agreement with our Former Advisor was terminated. Pursuant to the Advisory Agreement, our Former Advisor managed our operations and our portfolio of core real estate properties and real estate-related assets and provided asset management and other administrative services through December 31, 2019, the termination date of our Advisory Agreement.
Among the services provided by our Former Advisor under the terms of our Advisory Agreement were the following:

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
Our Former Advisor was subject to the supervision of our board of directors and only had such authority our board of directors delegated to our Former Advisor as our agent. We initially entered the Advisory Agreement with our Former Advisor in connection with the Registered Offering of our Class C common stock and the agreement had been amended and restated at various times thereafter, until its termination on December 31, 2019.
The Advisory Agreement entitled our Former Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, and also entitled our Former Advisor to reimbursement of organizational and offering costs incurred by our Former Advisor or Former Sponsor on our behalf, such as expenses related to our offerings of Class C and Class S common stock through September 30, 2019, and certain costs incurred by our Former Advisor or Former Sponsor in providing services to us. In addition, our Former Advisor was entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.

Summarized below is information about the costs incurred by us pursuant to the Advisory Agreement for the year ended December 31, 2019.
Organizational and Offering Costs. Pursuant to the Advisory Agreement, prior to October 1, 2019, we were obligated to reimburse our Former Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by our Former Sponsor on our behalf. We reimbursed our Former Sponsor for organizational and offering expenses up to 3% of gross offering proceeds. Our Former Sponsor and affiliates were responsible for any organizational and offering expenses to the extent they exceeded 3% of gross offering proceeds. As of September 30, 2019, our Former Sponsor had incurred organizational and offering expenses of $9,189,209 on our behalf, which was in excess of 3% of the gross offering proceeds we received. Through September 30, 2019, we reimbursed our Former Sponsor $5,429,105 in organizational and offering costs. Our maximum liability for organizational and offering costs through September 30, 2019 was $5,429,105, all of which was paid as of September 30, 2019. We ceased reimbursing our Former Sponsor for these costs effective October 1, 2019 in connection with the change in our plan of distribution whereby we offer our shares of Class C common stock through a registered broker-dealer. Beginning October 1, 2019, such costs were recorded directly to equity as organization and offering costs.
Investor Relations Payroll Expense Reimbursements from our Former Sponsor. We employ investor relations personnel who answer inquiries from potential investors regarding our Company and/or its Registered Offerings of shares of Class C common stock. The compensation expenses associated with the investor relations personnel were reimbursed by our Former Sponsor from January 1, 2019 to September 30, 2019 in the amount of $373,251. Our Former Sponsor considered these payroll costs to be offering expenses. Beginning October 1, 2019, such costs were recorded directly to equity as organization and offering costs.
Acquisition Fees. We paid our Former Advisor a fee in an amount equal to 3.0% of the contract purchase price of our properties plus additions to real estate investments, as defined in the Advisory Agreement (the “acquisition fees”). The total of all acquisition fees and acquisition expenses should be reasonable and should not exceed 6.0% of the contract price of the property. However, through the termination of the Advisory Agreement on December 31, 2019, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction was able to approve fees in excess of these limits if they determined the transaction to be commercially competitive, fair and reasonable to us. Acquisition fees paid for the year ended December 31, 2019 including fees paid for additions to existing properties were $746,459.
Asset Management Fees. We paid our Former Advisor as compensation for the advisory services rendered to us a monthly fee in an amount equal to 0.1% of our total investment value, as defined in the Advisory Agreement (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee was paid monthly on the last business day of such month. The Asset Management Fee, which was required to be reasonable in the determination of our independent directors at least annually, was allowed to be taken, in whole or in part as to any year, in the sole discretion of our Former Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year was deferred without interest and paid in such other fiscal year as determined by our Former Advisor.
Additionally, to the extent our Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, our Former Advisor was deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of our assets. The total amount of Asset Management Fees incurred and paid in the year ended December 31, 2019 was $2,777,021, of which $0 was waived.
Financing Coordination Fee. Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if our Former Advisor or an affiliate provided a substantial amount of the services (as determined by a majority of our independent directors) in connection with the post-acquisition financing or refinancing of any debt that we obtained relative to a property, then we paid our Former Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. Financing coordination fees incurred and paid for the year ended December 31, 2019 were $107,500.
Property Management Fees. If our Former Advisor or any of its affiliates provided a substantial amount of the property management services (as determined by a majority of our independent directors) for our properties, then we paid our Former Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. We also reimbursed our Former Advisor and any of its affiliates for property-level expenses that such person paid or incurred on our behalf, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also served as one of our executive officers or as an executive officer of such person. Our Former Advisor or its affiliate was allowed to subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracted for these services. Property management fees and related salary reimbursements for the year ended December 31, 2019 were $224,922.

Disposition Fees. For substantial assistance in connection with the sale of properties, we were required to pay to our Former Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions were paid to third parties unaffiliated with our Former Advisor or its affiliates, the disposition fees paid to our Former Advisor or Former Sponsor or their respective affiliates and unaffiliated third parties could not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred or paid during the year ended December 31, 2019.
Subordinated Participation Fees. We were required to pay our Former Advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year and paid (if at all) in the immediately following January. The subordinated participation fee was terminated in an amendment to the Advisory Agreement in August 2019. The subordinated participation fee was only due if the Preferred Return, as defined in the Advisory Agreement, was achieved and was equal to the sum of (using terms as defined in the Advisory Agreement):

•
30% of the product of (a) the difference of (x) the Preliminary NAV per share minus (y) the Highest Prior NAV per share, multiplied by (b) the number of shares outstanding as of December 31 of the relevant annual period, but only if this resulted in a positive number, plus finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•
30% of the product of: (a) the amount by which aggregate distributions to stockholders during the annual period, excluding return of capital distributions, divided by the weighted average number of shares outstanding for the annual period, exceeded the Preferred Return, multiplied by (b) the weighted average number of shares outstanding for the annual period calculated on a monthly basis.

We calculated a subordinated participation fee of $839,050 as of December 31, 2018, which our board of directors approved on January 11, 2019, which was paid in cash during the first quarter of 2019. No subordinated participation fee was calculated or paid for the year ended December 31, 2019 due to the August 2019 amendment to the Advisory Agreement which terminated this fee.
Leasing Commission Fees. If one or more of our properties became unleased and our Former Advisor or any of its affiliates provided a substantial amount of the services (as determined by a majority of our independent directors) in connection with our leasing of the property or properties to unaffiliated third parties, then we were required to pay to our Former Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. To the extent that an unaffiliated real estate broker assisted in such leasing services, any compensation paid by us to our Former Advisor or any of its affiliates was reduced by the amount paid to such unaffiliated real estate broker. There were no leasing commission fees incurred during the year ended December 31, 2019.
Other Operating Expense Reimbursement. Under our charter, total operating expenses of our Company were limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If we exceed the 2%/25% Limitation, our Former Advisor reimbursed us the amount by which the aggregate total operating expenses exceeds the limitation, or we obtained a waiver from the conflicts committee of our board of directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” meant the average monthly book value of our assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” meant all expenses paid or incurred by us, as determined by GAAP, that were in any way related to our operation including asset management fees, but excluding (a) the expenses of raising capital such as organizational and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of our common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that we do not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.
Operating expense reimbursements were in compliance with the 2%/25% Limitation for the four fiscal quarters ended December 31, 2019.

Non-Solicitation Agreement. We had a non-solicitation agreement with our Former Advisor and Former Sponsor in which we agreed not to solicit the employment of any employee of our Former Advisor or Former Sponsor during the 12-month period following any termination of or failure to annually renew the Advisory Agreement. This non-solicitation agreement was terminated concurrent with the Self-Management Transaction on December 31, 2019.
Certain Conflict Resolution Measures
In order to ameliorate the risks created by conflicts of interest, the board of directors has delegated certain responsibilities to our conflicts committee action by majority vote. In addition, our charter and bylaws contain restrictions relating to conflicts of interest, including, among others, the following:

•
We will not purchase or lease assets in which any of our directors or officers or any of their affiliates has an interest without a determination by a majority of our board of directors (including a majority of our conflicts committee) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the affiliated seller or lessor, unless there is substantial justification for the excess amount. In no event may we acquire any such real property at an amount in excess of its current appraised value.

•
A majority of our board of directors (including a majority of our conflicts committee) not otherwise interested in the transactions must conclude that all other transactions between us and any of our officers or directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•
We may not repurchase shares of our Class C common stock or our Class S common stock if such repurchase would impair our capital or operations. In addition, our charter prohibits us from paying a fee to our directors or officers, or any of their affiliates, in connection with our repurchase of our Class C common stock or our Class S common stock.

•
We will not make any loans to our directors or officers or any of their affiliates. In addition, we will not borrow from these affiliates unless a majority of our board of directors (including a majority of our conflicts committee) not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
Squar Milner LLP (“Squar Milner”) has served as our independent registered public accounting firm since May 2018. Prior to Squar Milner’s appointment, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accounting firm since June 2016.
Principal Independent Registered Public Accounting Firm Fees
Set forth below are aggregate fees billed to us for professional accounting services by Squar Milner for the years ended December 31, 2019 and 2018 and Ernst & Young for the year ended December 31, 2018:

	2019	2018
Audit fees
Squar Milner	$396,778	$210,295
Ernst & Young	—	69,984
Audit-related fees
Squar Milner	—	—
Ernst & Young	—	—
Tax fees
Squar Milner (1)	3,219	—
Ernst & Young (2)	—	12,360
All other fees
Squar Milner	—	—
Ernst & Young	—	—
Total	$399,997	$292,639

(1)	Tax fees were related to the review of REIT I compliance tests for 2014, 2015 and 2016 in connection with the REIT I Merger transaction discussed in Note 3 to our consolidated financial statements.

(2)
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
All services rendered by Squar Milner for the years ended December 31, 2019 and 2018 were pre-approved by the audit committee in accordance with the policies and procedures described above.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:
See Index to Consolidated Financial Statements at page F-1 of this Annual Report.

(a)(2)	Financial Statement Schedule:
The following financial statement schedule is included herein at pages F-48 through F-50 of this Annual Report: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.

(a)(3)	Exhibits:
The exhibits listed in this section are included, or incorporated by reference, in this Annual Report.

(b)	Exhibits:
See (a)(3) above.

(c)	Financial Statements Schedule:
See (a)(2) above.
EXHIBITS LIST

Exhibit	Description
1.1*	Dealer Manager Agreement by and between RW Holdings NNN REIT, Inc. and North Capital Private Securities Corporation dated January 2, 2020
2.1
Agreement and Plan of Merger dated as of September 19, 2019, by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, Rich Uncles Real Estate Investment Trust I and Katana Merger Sub (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

2.2
Contribution Agreement dated as of September 19, 209 by and among Rich Uncles NNN Operating Partnership, LP, RW Holdings NNN REIT, Inc., BrixInvest, LLC and Daisho OP Holdings, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

3.1
Articles of Amendment and Restatement of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

3.2
Amended and Restated Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

4.1
Form of Subscription Agreement for Class C Shares (Direct Investors) (incorporated by reference to Appendix A-1 to Supplement No. 5 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on March 19, 2020)

4.2
Form of Subscription Agreement for Class C Shares (Registered Investment Advisors) (incorporated by reference to Appendix A-2 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on December 23, 2019)

4.3
Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on December 23, 2019)

4.4
Amended and Restated Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 16, 2020)

4.5
Distribution Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

4.6
Amended and Restated Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 16, 2020)

4.7
Registration Rights Agreement by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, and Daisho OP Holdings, LLC, dated December 31, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

4.8*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Second Amended and Restated Agreement of Limited Partnership of RW Holdings NNN REIT Operating Partnership, LP, dated December 31, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.2
Second Amended and Restated Advisory Agreement between RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operator, LLC and Rich Uncles, LLC, effective August 11, 2017 (incorporated by reference to Exhibit 10.1 to our Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on February 20, 2018)

10.3
Amendment No. 1 to Second Amended and Restated Advisory Agreement between RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operator, LLC and Rich Uncles, LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 14, 2018)

10.4
Amendment No. 2 to Second Amended and Restated Advisory Agreement between RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operator, LLC and Rich Uncles, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 13, 2019)

10.5
Amendment No. 3 to Second Amended and Restated Advisory Agreement between RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operator, LLC and Rich Uncles, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on October 17, 2019)

10.6
Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 000-55776) filed with the Securities and Exchange Commission on August 13, 2019)

10.7
Non-Solicitation Agreement between RW Holdings NNN REIT, Inc., Rich Uncles, LLC and Rich Uncles NNN REIT Operator, LLC (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K (File No. 333-205684) filed with the Securities and Exchange Commission on April 3, 2017)

10.8
Agreement for Purchase and Sale of 2210-2260 Martin Avenue, Santa Clara, California, dated August 25, 2017, between San Tomas Income Partners LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on October 4, 2017)

10.9
Purchase Agreement, dated December 18, 2017, between Reasons Aviation, LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A (File No. 000-55776) filed with the Securities and Exchange Commission on January 8, 2018)

10.10
Business Loan Agreement, dated as of February 1, 2018 and executed on February 28, 2018, by and between RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P., Rich Uncles NNN LP, LLC and Pacific Mercantile Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)

10.10.1
Change in Terms Agreement dated January 15, 2019 to the Business Loan Agreement, dated as of February 1, 2018 (incorporated by reference to Exhibit 10.5.1 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 29, 2019)

10.10.2
Change in Terms Agreement dated March 26, 2019 to the Business Loan Agreement, dated as of February 1, 2018 (incorporated by reference to Exhibit 10.5.2 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 29, 2019)

10.11
Promissory Note, dated February 1, 2018, made by RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P. and Rich Uncles NNN LP, LLC and payable to the order of Pacific Mercantile Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)

10.12
Loan Agreement, dated as of March 27, 2018, by and between RU 6877-6971 West Forge Road, Chandler, AZ, LLC and Alliant Credit Union (incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11/A (File No. 333-205684) filed with the Securities and Exchange Commission on April 24, 2018)

10.13
Loan Agreement executed on April 30, 2019 by and between RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P., Rich Uncles NNN LP, LLC and Pacific Mercantile Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on May 2, 2019

10.14
Loan and Security Agreement dated December 19, 2019 between Pacific Mercantile Bank and the RW Holdings NNN REIT, Inc., Rich Uncles NNN LP, LLC, Rich Uncles NNN Operating Partnership, LP, Katana Merger Sub, LP, BrixInvest, LLC and Modiv, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 23, 2019)

10.15
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and Aaron S. Halfacre (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.16
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and The Raymond J. Pacini Trust u/a/d 5/3/01, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.17
First Amendment to Loan Agreement dated March 13, 2020 between Pacific Mercantile Bank and RW Holdings NNN REIT, Inc., RW Holdings NNN REIT Operating Partnership, LP, Rich Uncles NNN LP, LLC, Katana Merger Sub, LP, and Modiv, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 17, 2020)

21.1*	Subsidiaries of RW Holdings NNN REIT, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY
None.

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
RW Holdings NNN REIT, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RW Holdings NNN REIT, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15 (a), Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Irvine, California
April 6, 2020

RW HOLDINGS NNN REIT, INC.
Consolidated Balance Sheets

	As of December 31,
	2019	2018
Assets
Real estate investments:
Land	$86,775,988	$41,126,392
Building and improvements	309,904,890	176,367,798
Tenant origination and absorption costs	27,266,610	17,717,819
Total investments in real estate property	423,947,488	235,212,009
Accumulated depreciation and amortization	(20,411,794)	(10,563,664)
Total investments in real estate property, net	403,535,694	224,648,345
Investments in unconsolidated entities (Note 5)	10,388,588	14,275,815
Total investments in real estate property, net	413,924,282	238,924,160

Cash and cash equivalents	6,823,568	5,252,686
Restricted cash	113,362	3,503,242
Tenant receivables	6,224,764	3,659,114
Above-market lease intangibles, net	1,251,734	584,248
Due from affiliates (Note 9)	2,332	16,838
Purchase and other deposits	—	100,000
Prepaid expenses and other assets	1,867,777	234,399
Interest rate swap derivatives	34,567	151,215
Operating lease right-of-use asset	2,386,877	—
Goodwill	50,588,000	—
Intangible assets	7,700,000	—
Total assets	$490,917,263	$252,425,902

Liabilities and Equity
Mortgage notes payable, net	$194,039,207	$122,709,308
Unsecured credit facility, net	7,649,861	8,998,000
Short-term notes payable	4,800,000	—
Accounts payable, accrued and other liabilities	11,555,161	7,164,713
Share repurchases payable	—	584,676
Below-market lease intangibles, net	14,591,359	2,595,382
Due to affiliates (Note 9)	630,820	979,174
Interest rate swap derivatives	1,021,724	300,929
Operating lease liability	2,386,877	—
Total liabilities	236,675,009	143,332,182

Commitments and contingencies (Note 10)

Redeemable common stock	14,069,692	6,000,951

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 23,647,466 and 12,943,294 shares issued and outstanding as of December 31, 2019 and 2018, respectively	23,647	12,943
Class S common stock $0.001 par value, 100,000,000 shares authorized, 186,606 and 17,594 shares issued and outstanding as of December 31, 2019 and 2018, respectively	187	18
Additional paid-in-capital	220,714,676	119,247,245
Cumulative distributions and net losses	(31,168,948)	(16,167,437)
Total RW Holdings NNN REIT, Inc. equity	189,569,562	103,092,769
Noncontrolling interest in the Operating Partnership	50,603,000	—
Total equity	240,172,562	103,092,769
Total liabilities and equity	$490,917,263	$252,425,902
See accompanying notes to consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018
Rental income	$24,544,958	$17,984,625

Expenses:
Fees to affiliates (Note 9)	3,305,021	2,843,810
General and administrative	2,711,573	2,570,529
Self-management transaction expense (Note 3)	1,468,913	—
Depreciation and amortization	9,848,130	6,988,925
Interest expense (Note 7)	7,382,610	5,577,828
Property expenses	4,877,658	3,185,629
Total expenses	29,593,905	21,166,721
Less: Expenses reimbursed by Former Sponsor or affiliates (Note 9)	(332,337)	(1,136,469)
Net expenses	29,261,568	20,030,252

Other income:
Interest income	66,570	17,879
Income from investments in unconsolidated entities (Note 5)	234,048	226,024
Total other income	300,618	243,903

Net loss	$(4,415,992)	$(1,801,724)

Net loss per common share, basic and diluted (Note 2)	$(0.29)	$(0.16)

Weighted-average number of shares of common stock outstanding, basic and diluted	15,036,474	11,069,864
See accompanying notes to consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Consolidated Statements of Equity
For the Years Ended December 31, 2019 and 2018

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total RW Holdings NNN, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	8,838,002	$8,838	3,032	$3	$85,324,921	$(6,083,896)	$79,249,866	$—	$79,249,866

Issuance of common stock in offerings	4,972,792	4,972	14,562	15	50,097,002	—	50,101,989	—	50,101,989
Stock issued as compensation expense	16,700	17	—	—	167,818	—	167,835	—	167,835
Offering costs	—	—	—	—	(1,502,462)	—	(1,502,462)	—	(1,502,462)
Reclassification to redeemable common stock	—	—	—	—	(6,152,439)	—	(6,152,439)	—	(6,152,439)
Repurchases of common stock	(884,200)	(884)	—	—	(8,687,595)	—	(8,688,479)	—	(8,688,479)
Distributions declared	—	—	—	—	—	(8,281,817)	(8,281,817)	—	(8,281,817)
Net loss	—	—	—	—	—	(1,801,724)	(1,801,724)	—	(1,801,724)
Balance, December 31, 2018	12,943,294	12,943	17,594	18	119,247,245	(16,167,437)	103,092,769	—	103,092,769

Issuance of common stock in offerings	3,859,981	3,860	169,012	169	40,904,344	—	40,908,373	—	40,908,373
Issuance of common stock in merger (Note 3)	8,042,222	8,042	—	—	81,700,929	—	81,708,971	—	81,708,971
Contribution of equity in self-management transaction (Note 3)	—	—	—	—	—	—	—	50,603,000	50,603,000
Stock issued as compensation expense	31,004	31	—	—	314,969	—	315,000	—	315,000
Offering costs	—	—	—	—	(1,716,672)	—	(1,716,672)	—	(1,716,672)
Reclassification to redeemable common stock	—	—	—	—	(7,484,065)	—	(7,484,065)	—	(7,484,065)
Shares eliminated in self-management transaction (Note 3)	(10,740)	(10)	—	—	(107,390)	—	(107,400)	—	(107,400)
Repurchases of common stock	(1,218,295)	(1,219)	—	—	(12,144,684)	—	(12,145,903)	—	(12,145,903)
Distributions declared	—	—	—	—	—	(10,585,519)	(10,585,519)	—	(10,585,519)
Net loss	—	—	—	—	—	(4,415,992)	(4,415,992)	—	(4,415,992)
Balance, December 31, 2019	23,647,466	$23,647	186,606	$187	$220,714,676	$(31,168,948)	$189,569,562	$50,603,000	$240,172,562
See accompanying notes to consolidated financial statements

RW HOLDINGS NNN REIT, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,415,992)	$(1,801,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,848,130	6,988,925
Stock issued as compensation expense	372,500	167,835
Deferred rents	(1,309,272)	(1,236,145)
Amortization of lease incentives	61,203	8,350
Amortization of deferred financing costs	638,200	927,535
Amortization of above-market lease intangibles	97,045	97,045
Amortization of below-market lease intangibles	(646,745)	(406,329)
Unrealized loss on interest rate swap valuation	820,496	157,613
Income from investments in unconsolidated entities	(234,048)	(226,024)
Distributions from investments in unconsolidated entities	1,029,786	896,670
Changes in operating assets and liabilities:
Tenant receivables	(946,209)	(1,159,874)
Due from affiliate	—	17,356
Prepaid expenses and other assets	(1,374,345)	8,592
Accounts payable, accrued and other liabilities	1,770,491	1,373,044
Due to affiliate	(962,336)	69,020
Net cash provided by operating activities	4,748,904	5,881,889

Cash Flows from Investing Activities:
Acquisition of real estate investments	(24,820,410)	(87,064,535)
Improvements to existing real estate investments	(1,665,180)	(1,730,666)
Payment of tenant improvements	(3,486,927)	—
Payments of acquisition fees to affiliate	(746,459)	(2,702,043)
Cash acquired from acquisitions of affiliates	1,016,507	—
Investments in unconsolidated entities	—	(422,440)
Collection (payment) of refundable purchase deposits	100,000	(100,000)
Net cash used in investing activities	(29,602,469)	(92,019,684)

Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	12,609,000	36,450,000
Repayments of unsecured credit facility	(13,869,000)	(39,450,000)
Proceeds from mortgage notes payable	23,100,000	75,687,500
Principal payments on mortgage notes payable	(14,879,217)	(12,892,970)
Payments of deferred financing costs to third parties	(495,148)	(1,200,010)
Payments of financing fees to affiliates	(107,500)	(262,050)
Proceeds from issuance of common stock and investor deposits	34,555,691	44,223,885
Payment of offering costs	(1,716,672)	(1,500,285)
Payment of Class S commissions	1,302	(550)
Repurchases of common stock	(12,145,903)	(8,688,479)
Distributions paid to common stockholders	(4,017,986)	(1,656,073)
Net cash provided by financing activities	23,034,567	90,710,968

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,818,998)	4,573,173

Cash, cash equivalents and restricted cash, beginning of year	8,755,928	4,182,755

Cash, cash equivalents and restricted cash, end of year	$6,936,930	$8,755,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,862,393	$4,235,739

Supplemental disclosure of noncash flow information:
Reclassifications to redeemable common stock	$7,484,065	$6,152,439
Distributions paid to common stockholders through common stock issuance pursuant to the dividend reinvestment plan	$6,352,682	$5,878,104
Reduction in lease incentive obligation	$—	$(853,232)
(Decrease) increase in share repurchases payable	$(584,676)	$197,837
Increase in accrued dividends	$214,851	$747,640
Unpaid portion of real estate acquired	$—	$3,486,927
Unpaid portion of capitalized costs related to acquisitions of affiliates	$1,570,622	$—
Supplemental disclosure of noncash flow information in REIT I merger transaction (Note 3):
Real estate properties acquired	$148,054,617	$—
Mortgage debt assumed	$62,985,425	$—
Net liabilities assumed	$268,732	$—
Cancellation of investment in REIT I	$3,091,489	$—
Class C common stock issued	$81,708,971	$—
Supplemental disclosure of noncash flow information in self-management transaction (Note 3):
Goodwill in self-management transaction	$50,588,000	$—
Intangible assets acquired	$7,700,000	$—
Operating lease right-of-use asset acquired / operating lease liability assumed	$2,386,877	$—
Notes payable and short-term credit facility assumed	$6,230,820	$—
Net liabilities assumed	$1,561,580	$—
Issuance of Class M OP Units and Class P OP Units in the Operating Partnership	$50,603,000	$—
Cancellation of investment in the Company	$107,400	$—
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
The Company holds its investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of RW Holdings NNN REIT Operating Partnership, LP (formerly known as Rich Uncles NNN Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”)) or as held by the Operating Partnership. The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of and owned a 99% partnership interest in the Operating Partnership prior to the completion of the Self-Management Transaction (defined below) on December 31, 2019. The Company's wholly-owned subsidiary, Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 (“NNN LP”), owned the remaining 1% partnership interest in the Operating Partnership and was the sole limited partner of the Operating Partnership prior to the completion of the Self-Management Transaction on December 31, 2019.
Following the completion of the Self-Management Transaction, the Company, including NNN LP, owns an approximately 87% partnership interest in the Operating Partnership. Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (defined below) (“Daisho”) which was spun off from BrixInvest, issued and, as of the date of this Annual Report on Form 10-K, holds 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”), or an approximately 12% limited partnership interest, in the Operating Partnership. Daisho is managed by Aaron S. Halfacre, Raymond J. Pacini and Ray Wirta, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman, respectively. In connection with the Self-Management Transaction, the Company's Chief Executive Officer and Chief Financial Officer were issued units of Class P limited partnership interest (the "Class P OP Units") in the Operating Partnership and thereby own the remaining approximately 1% limited partnership interest in the Operating Partnership.
The Company was externally managed by its former advisor, Rich Uncles NNN REIT Operator, LLC (the “Former Advisor”), a Delaware limited liability company, pursuant to the Second Amended and Restated Advisory Agreement dated August 11, 2017, as amended (the “Advisory Agreement”), through December 31, 2019. The Former Advisor is wholly-owned by the Company’s former sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC) ("BrixInvest" or the “Former Sponsor”), a Delaware limited liability company, whose former members include Messrs. Halfacre and Wirta. On each of June 24 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Former Sponsor, for a total of 20,000 shares of Class C common stock, at a purchase price of $10.00 per share. Upon effectuating the Self-Management Transaction (described below), the Former Sponsor's previously held 10,740 shares of the Company’s Class C common stock were canceled.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), Rich Uncles Real Estate Investment Trust I (“REIT I”) merged with and into Katana Merger Sub, LP, a Delaware limited partnership and wholly-owned subsidiary of the Company (“Merger Sub”), with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). At such time, the separate existence of REIT I ceased. As a result, the Company issued 8,042,221.6 shares of its Class C common stock to former shareholders of REIT I. In addition, on December 31, 2019, a self-management transaction was completed, whereby the Company, the Operating Partnership, BrixInvest and Daisho effectuated a Contribution Agreement (the “Contribution Agreement”) pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Merger and the Self-Management Transaction, the Company became self-managed (see Note 3).

On July 15, 2015, the Company filed a registration statement on Form S-11 (File No. 333-205684) with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of a maximum of 90,000,000 of its shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of 10,000,000 of its shares of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering” and together with the Primary Offering, the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016, and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to the Registered Offering, the Company sold shares of Class C common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons.
On August 11, 2017, the Company began offering up to 100,000,000 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offering and the Follow-on Offering (as defined below), the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold only to non-U.S. Persons and may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
On December 23, 2019, the Company commenced a follow-on offering pursuant to a new registration statement on Form S-11 (File No. 333-231724) (the “Follow-on Offering” and, together with the Registered Offering, the “Registered Offerings”), which registered the offer and sale of up to $800,000,000 in share value of Class C common stock, including $725,000,000 in share value of Class C common stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C common stock pursuant to the Company's distribution reinvestment plan.
On January 31, 2020, the Company’s board of directors approved and established an estimated net asset value (“NAV”) per share of the Company’s common stock of $10.27 (unaudited). Effective February 1, 2020, the purchase price per share of the Company’s common stock in the Follow-on Offering and distribution reinvestment plan increased from $10.16 (unaudited) to $10.27 (unaudited).
Through December 31, 2019, the Company had sold 17,887,949 shares of Class C common stock in the Registered Offerings, including 1,527,839 shares of Class C common stock sold under its distribution reinvestment plan, for aggregate gross offering proceeds of $179,698,905, and 186,606 shares of Class S common stock in the Class S Offering, including 2,293 shares of Class S common stock sold under its distribution reinvestment plan, for aggregate gross offering proceeds of $1,893,827.
As of December 31, 2019, the Company had invested in (i) 45 operating properties, comprised of: 20 retail properties, 16 office properties and nine industrial properties (includes 20 operating properties which are comprised of: (a) 11 retail properties, (b) six office properties and (c) three industrial properties which were acquired through the merger with REIT I on December 31, 2019); (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; and (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the “TIC Interest”).
The Company continues to offer shares of common stock under its Offerings. In some states, the Company is required to renew the registration statement for the Follow-on Offering annually or file a new registration statement to continue the Follow-on Offering. The Company may terminate the Offerings at any time.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The Company's financial statements, and the financial statements of the Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of the Operating Partnership which is not wholly-owned by the Company is presented as a noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

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
Noncontrolling Interest in Consolidated Entities
The Company accounts for the noncontrolling interest in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests are reflected as a noncontrolling interest in the accompanying consolidated balance sheets.
Business Combinations
The Company accounts for business combinations in accordance with ASC 805, Business Combinations and applicable Accounting Standard Updates, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to any non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.
ASC 805 defines business as an integrated set of activities and assets (collectively, a "set") that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. To be considered a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASC 805 provides a practical screen to determine when a set would not be considered a business. If the screen is not met and further assessment determines that the set is not a business, then the set is an asset acquisition. The primary difference between a business combination and an asset acquisition is that an asset acquisition requires cost accumulation and allocation at relative fair value. Acquisition costs are capitalized for an asset acquisition and expensed for a business combination (see Note 3 for a description of the Merger and Self-Management Transaction).
Revenue Recognition
The Company adopted FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”) effective January 1, 2018 using the modified retrospective approach, which requires a cumulative effect adjustment as of the Company's date of adoption. The adoption of ASU No. 2014-09 did not result in a cumulative effect adjustment as of January 1, 2018. Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 included revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. Such revenues are recognized when the services are provided and the performance obligations are satisfied. The Company’s adoption of ASU No. 2014-09 in 2018 did not have a significant impact on its consolidated financial statements.
The Company adopted FASB ASU No. 2016-02 “Leases (Topic 842)” and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01 effective January 1, 2019, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively “Topic 842”). Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts the Company's accounting for leases primarily as a lessor. However, Topic 842 also impacts the Company's accounting as a lessee for an operating lease assumed as a result of the Self-Management Transaction, which was completed on December 31, 2019.
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in Topic 606. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company's leasing arrangements, the Company accounted for all lease and nonlease components as one-single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company's timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 for the year ended December 31, 2019 in the Company's consolidated statements of operations. The Company also made a conforming reclassification for the prior year’s tenant reimbursements. For the year ended December 31, 2019 and 2018, tenant reimbursements included in rental income amounted to $4,857,794 and $3,258,579, respectively.
Prior to the adoption of Topic 842, lessor costs for certain services directly reimbursed by tenants have already been presented on a gross basis in revenues and expenses in the Company's consolidated statements of operations.
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
Bad Debts and Allowances for Tenant and Deferred Rent Receivables
Upon the adoption of Topic 842 on January 1, 2019, the Company's determination of the adequacy of its allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection, the Company also may record an allowance under other authoritative GAAP depending upon the Company's evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company's consolidated statements of operations.

Prior to the adoption of Topic 842, the Company evaluated the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If the Company's evaluation of these factors indicated it would not recover the full value of the receivable, the Company provided a reserve against the portion of the receivable that it estimated would not be recovered. This analysis required the Company to determine whether there were factors indicating a receivable would not be fully collectable and to estimate the amount of the receivable that would not be collected.
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
Advertising Costs
Advertising costs relating to the Offerings were paid by the Former Advisor through September 30, 2019. These amounts were reimbursed to the Former Advisor as organization and offering costs to the extent they did not exceed the 3% limit further discussed in Note 9, and the Company did not incur any advertising costs related to the Offerings during the three months ended December 31, 2019. Therefore, the Company did not incur any advertising cost charged to expense for the years ended December 31, 2019 and 2018 (see Note 9).
Income Taxes
The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2016. The Company expects to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including meeting various tests regarding the nature of the Company's assets and income, the ownership of the Company's outstanding stock and distribution of at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2019 and 2018. As of December 31, 2019, the returns for calendar years 2015, 2016, 2017 and 2018 remain subject to examination by major tax jurisdictions.
Other Comprehensive Loss
For the years ended December 31, 2019 and 2018, other comprehensive loss is the same as net loss.
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised.
Diluted EPS is the same as Basic EPS for the years ended December 31, 2019 and 2018 as the Company had a net loss for both years. As of December 31, 2019, there were 657,949.5 Class M OP Units and 56,029 Class P OP Units that are convertible to Class C OP Units (defined below) at a conversion ratio of five Class C OP Units for each one Class M OP Unit or Class P OP Unit, as applicable, after a specified period of time (see Note 3). The holders of Class C OP Units may exchange such Class C OP Units for shares of the Company's Class C common stock on a 1-for-1 basis or cash, at the Company’s sole and absolute discretion. The Class M OP Units and Class P OP Units, and the shares of Class C common stock into which they may ultimately be converted, were excluded from the computation of Diluted EPS because their effect would not be dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the years then ended.
The Company has presented the basic and diluted net loss per share amounts on the accompanying consolidated statements of operations for Class C and Class S share classes as a combined common share class. Application of the two-class method for the allocating net loss in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss of $0.29 and $0.16 per share for Class C shares for the years ended December 31, 2019 and 2018, respectively, and a net loss of $0.27 and $0.32 per share for Class S shares for the years ended December 31, 2019 and 2018, respectively. The differences in loss per share if allocated under this method primarily reflect the lower effective dividends per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflect the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding.
Distributions declared per share of Class C common stock were $0.7035 and $0.7035 for the years ended December 31, 2019 and 2018, respectively. Distributions declared per share of Class S common stock were $0.7035 and $0.7035 for the years ended December 31, 2019 and 2018. The distribution paid per share of Class S common stock is net of the deferred selling commission.
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
Related party transactions: The Company has concluded that it is not practical to determine the estimated fair value of related party transactions. Disclosure rules for fair value measurements require that for financial instruments for which it is not practicable to estimate fair value, information pertinent to those instruments be disclosed. Further information as to these financial instruments from related parties is included in Note 9.
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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing and for on-site and tenant improvements or property taxes. Restricted cash as of December 31, 2019 and 2018 amounted to $113,362 and $3,503,242, respectively.
Pursuant to lease agreements, the Company has obligations to pay for $98,329 and $3,535,163 in site and tenant improvements to be incurred by tenants as of December 31, 2019 and 2018, respectively, including a 72.7% share of the tenant improvements for the Santa Clara property. At December 31, 2019 and 2018, the Company’s restricted cash held to fund these improvements totaled $92,684 and $3,486,927, respectively. As of December 31, 2019 and 2018, the Company also held restricted cash of $20,678 and $16,315 to fund an impounded property tax.
Real Estate Investments
Real Estate Acquisition Valuation
The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. All real estate acquisitions during 2019 and 2018 were treated as asset acquisitions. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred. The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
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

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company generally includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

●	Buildings	10-48 years
●	Site improvements	Shorter of 15 years or remaining lease term
●	Tenant improvements	Shorter of 15 years or remaining lease term
●	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining lease term
Impairment of Real Estate and Related Intangible Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. For the years ended December 31, 2019 and 2018, the Company did not record any impairment charges related to its real estate investments.
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: (1) whether any expired or existing contracts are leases or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the Company no longer capitalizes internal leasing costs and third-party legal leasing costs and instead charges these costs to expense as incurred. These expenses are included in legal leasing costs under general and administrative expenses in the Company's consolidated statements of operations. During the year ended December 31, 2019, the Company did not incur any indirect leasing costs which would have been capitalized prior to the adoption of Topic 842. The election of the package of practical expedients described above permits the Company to continue to account for its leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases entered into or acquired commencing or modified after January 1, 2019 (see Note 10).

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
Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. The Company will evaluate goodwill for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, the Company may first assess qualitative factors. The qualitative testing analyzes current economic indicators associated with a reporting unit. If an initial qualitative assessment indicates a stable or improved fair value, no further testing is required. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. The Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units.
Intangible assets consist of purchased customer-related intangible assets, marketing related intangible assets, developed technology and other intangible assets. Intangible assets are amortized over their estimated useful lives using the straight-line method ranging from three to five years. No significant residual value is estimated for intangible assets. The Company will evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. See Note 3 for additional information related to goodwill and other intangible assets acquired in connection with the Self-Management Transaction.
Deferred Financing Costs
Deferred financing costs represent commitment fees, financing coordination fees paid to the Former Advisor, mortgage loan and line of credit fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the Company's balance sheet as a direct deduction from the carrying value of the associated debt liabilities. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to revolving credit facilities are reclassified to presentation as an asset in periods where there are no outstanding borrowings under the facility.
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

Related Party Transactions
The Company records all related party fees as incurred, subject to certain limitations described in the Company’s Advisory Agreement (see Note 9).
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
The following presents the U.S. federal income tax characterization of the distributions paid:

	Years Ended December 31
	2019	2018
Ordinary income	$0.0352	$0.0352
Non-taxable distribution	0.6683	0.6683
Total	$0.7035	$0.7035
Distribution Reinvestment Plan
The Company has adopted the distribution reinvestment plan (the "DRP") through which common stockholders may elect to reinvest any amount up to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the DRP acquire common stock at a price per share equal to the most recently disclosed estimated NAV per share, as determined by the Company’s board of directors. The initial price of the Registered DRP Offering was $10.00 per share used through January 18, 2018.This price adjusts during the course of the Registered DRP Offering on an annual basis to equal the then current NAV per share. Effective January 19, 2018, the Registered DRP Offering price was revised based on the estimated NAV to $10.05 per share (unaudited); effective January 14, 2019, the Registered DRP Offering price was revised based on the estimated NAV to $10.16 per share (unaudited); and effective February 1, 2020, the Registered DRP Offering price was revised based on the estimated NAV to $10.27 per share (unaudited).
Redeemable Common Stock
The Company has adopted a share repurchase program that enables qualifying stockholders to sell their stock to the Company in limited circumstances. Shares of the Class C common stock must be held for 90 days after they have been issued to the applicable stockholder before the Company will accept requests for repurchase, except for shares acquired pursuant to the Company’s distribution reinvestment plan or the Company’s automatic investment program if the applicable stockholder has held their initial investment for at least 90 days. The Company may, subject to the conditions and limitations described below, repurchase the shares presented to it for cash to the extent the Company has sufficient funds available to fund such repurchases.
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

The Company’s most recently published NAV, effective as of February 1, 2020, is $10.27 per share (unaudited). Prior to February 1, 2020, repurchases under the share repurchase program of the Company’s Class C common stock were made based on the original Primary Offering price of $10.00 through January 18, 2018; then based on the estimated NAV of $10.05 per share (unaudited) effective January 19, 2018 through January 13, 2019; and then based on the estimated NAV of $10.16 per share (unaudited) effective January 14, 2019 through January 31, 2020, subject to the same discounts for the length of time such shares were held as described above.
In accordance with the Company’s share repurchase program for its Class S common stock, shares of Class S common stock are not eligible for repurchase unless they have been held for at least one year. After this holding period has been met, the Company will accept requests for repurchase of Class S shares at the most recently published NAV, which is currently $10.27 per share (unaudited).
Stockholders who wish to avail themselves of the share repurchase program must notify the Company by two business days before the end of the month for their shares to be considered for repurchase by the third business day of the following month.
The Company records amounts that are redeemable under the share repurchase program as redeemable common stock in its consolidated balance sheets because the shares are redeemable at the option of the holder and therefore their redemption is outside the control of the Company. Therefore, the Company reclassifies such obligations from temporary equity to a liability based upon their respective settlement values.
From inception through December 31, 2019, 2,376,509 shares were repurchased by the Company, which represented all repurchase requests received in good order and eligible for redemption through December 31, 2019. These shares were repurchased with the proceeds from reinvested distributions and the Registered Offerings based on the NAV price per share at the time of repurchase according to the schedule of discounts below. In connection with the Company's entry into the Merger Agreement, the Company's share repurchase program was suspended on September 19, 2019 and was reopened on January 2, 2020.
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
Additional limitations on share repurchases under the share repurchase programs are as follows:

•
Repurchases per month will be limited to no more than 2% of the Company’s most recently determined aggregate NAV, which the Company currently intends to calculate on an annual basis, in the first quarter of each year (and calculated as of December 31 of the immediately preceding year). Repurchases for any calendar quarter will be limited to no more than 5% of the Company’s most recently determined aggregate NAV, which means the Company will be permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of its aggregate NAV in any 12-month period.

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

Restricted Stock Units and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on the most recent NAV per share of the Company’s common stock on the date of issuance or grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction discussed in Note 3 are recorded in equity under noncontrolling interest in the Operating Partnership in the Company's consolidated balance sheet and statement of equity as of and for the year ended December 31, 2019. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 3).
The Company determines the accounting classification of equity instruments (e.g. restricted stock units) that are issued as purchase consideration or part of the purchase consideration in a business combination, as either liability or equity, by first assessing whether the equity instruments meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480-10"), and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ("ASC 815-40"). Under ASC 480-10, equity instruments are classified as liabilities if the equity instruments are mandatorily redeemable, obligate the issuer to settle the equity instruments or the underlying shares by paying cash or other assets, or must or may require an unconditional obligation that must be settled by issuing a variable number of shares.
If equity instruments do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the equity instruments do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the equity instruments are indexed to its common stock and whether the equity instruments are classified as equity under ASC 815-40 or other applicable GAAP guidance. After all relevant assessments are made, the Company concludes whether the equity instruments are classified as liability or equity. Liability classified equity instruments are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified equity instruments are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
Segments
The Company has invested in single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other and are managed as one unit by a common management team. As of December 31, 2019 and 2018, the Company aggregated its investments in real estate into one reportable segment.
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate investments included in the notes to consolidated financial statements are presented on an unaudited basis.
Reclassifications
Certain reclassifications have been made to the 2018 consolidated financial statements to conform with the 2019 consolidated financial statements presentation. The reclassifications had no impact on the Company's prior year results of operations.

Recent Accounting Pronouncements
New Accounting Standards Issued and Adopted
Effective January 1, 2019, the Company adopted Topic 842. Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. The Company had elected to apply the applicable practical expedients provided by Topic 842. The adoption of Topic 842 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Topic 842 impacts the Company's accounting as a lessee for a single operating lease assumed by the Company as a result of the Self-Management Transaction, which was completed on December 31, 2019 (see Note 3).
New Accounting Standards Issued and Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement. In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU 2018-13 is effective for the Company beginning January 1, 2020. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU No. 2018-13 in the first quarter of 2020, and such adoption is not expected to have a material impact on the Company's future consolidated financial statements.
NOTE 3. MERGER AND SELF-MANAGEMENT TRANSACTION
REIT I Merger Transaction
On December 31, 2019, pursuant to the Merger Agreement, the Company completed the acquisition of REIT I. The Company's stockholders approved the Merger contemplated by the Merger Agreement at the Annual Meeting of Stockholders held on December 17, 2019 (the “Annual Meeting”). The shareholders of REIT I approved the Merger contemplated by the Merger Agreement at REIT I’s Special Meeting of Shareholders, also held on December 17, 2019. On December 31, 2019, REIT I merged with and into Merger Sub, which survived the Merger as the Company's direct, wholly-owned subsidiary. At such time, the separate existence of REIT I ceased. The acquisition primarily included 20 single-tenant commercial properties and related tenant receivables, mortgage notes payable and accounts payable, in exchange for Merger consideration for each of REIT I's common shares (the “REIT I Common Shares”) issued and outstanding immediately prior to the Merger, other than REIT I Common Shares owned by the Company, which were automatically canceled and retired, and converted into the right to receive one share of the Company's Class C common stock, with any fractional REIT I Common Shares converted into a corresponding number of fractional shares of the Company’s Class C common stock. As a result, the Company issued 8,042,221.6 shares of its Class C common stock to former shareholders of REIT I. As further discussed in Note 5, prior to the merger of REIT I with and into Merger Sub on December 31, 2019, the Company had an approximate 4.80% ownership interest in REIT I as of December 31, 2018.

Accounting Treatment
While the Merger transaction was treated legally as a merger of the two entities, for accounting purposes, the transaction was treated as an asset acquisition under GAAP because REIT I did not possess the capability to operate its properties to generate revenue since it had no workforce. It was dependent on its advisor for and did not possess the processes to perform asset management, property purchase and sale transactions or the resulting revenue generation on a stand-alone basis. The real estate assets acquired are similar in nature to each other and represent substantially all of the fair value of the assets acquired. While there are some dissimilarities including the nature of the use (retail, industrial and office), each of the properties is subject to a multi-year lease with a single credit-worthy tenant and the properties have similar risk profiles, including project mortgages or no debt, 17 of the 20 properties (approximately 93% by value) are located in California and therefore subject to California law and all properties are managed without onsite offices. The Merger Sub, not REIT I, was the surviving entity, there was no entity level debt and there was no contingent consideration paid as is typical in the purchase of an operating business.
The assets and liabilities acquired in the Merger were recorded at fair value as determined as of December 31, 2019, including normal adjustments for the values of lease-in-place and above/below market for leases and premium/discount on outstanding mortgage notes payable. The Company incurred approximately $3,044,000 of acquisition-related transaction costs during 2019. These acquisition-related transaction costs were capitalized to the acquired real estate assets. As the transaction closed on the final day of the year, the Merger did not have an impact on the Company's consolidated statement of operations for the year ended December 31, 2019 (see Unaudited Pro Forma Financial Information Reflecting both the Merger and Self-Management Transaction below).
Purchase Price Allocation
The Company accounted for the Merger in accordance with the accounting standards codification guidance for business combinations, whereby the total purchase price was allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing date. As of December 31, 2019, the Company has substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date. The Company expects to finalize its preliminary valuation and complete the allocation of the purchase price as soon as practicable, but no later than one year from the closing date of the Merger, as required.
The following table summarizes the allocation of the purchase price to the fair values assigned to the REIT I assets acquired and liabilities assumed as of December 31, 2019, the Merger closing date. These fair values are based on internal Company and independent external third-party valuations:

Fair Values Assigned	December 31, 2019
Assets:
Real estate property, including above/below lease intangibles	$151,099,097
Cash and cash equivalents	1,612,331
Tenant receivable	310,169
Prepaid expenses and other assets	51,924
Liabilities:
Mortgage notes payable, net	(62,985,425)
Accounts payable and other liabilities	(2,243,156)
Net	87,844,940
Less: Cancellation of investment in REIT I (Note 5)	(3,091,489)
Capitalized transaction-related costs	(3,044,480)
Net Assets Acquired	$81,708,971

Self-Management Transaction
On September 19, 2019, the Company, the Operating Partnership, BrixInvest and Daisho entered into the Contribution Agreement pursuant to which the Company acquired substantially all of the net assets of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership and assumed certain liabilities. On December 31, 2019, the Self-Management Transaction was completed.
Prior to the closing of the Self-Management Transaction: (i) substantially all of BrixInvest’s assets and liabilities were contributed to Daisho’s wholly-owned subsidiary, modiv, LLC a Delaware limited liability company; and (ii) BrixInvest spun off Daisho to the BrixInvest members (the “Spin Off”). Pursuant to the Self-Management Transaction, Daisho contributed to the Operating Partnership all of the membership interests in modiv LLC in exchange for the Class M OP Units.
As a result of the Self-Management Transaction, BrixInvest, through its subsidiary, Daisho, transferred all of its operating assets, including but not limited to: (i) all personal property used in or necessary for the conduct of BrixInvest’s business; (ii) intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto and certain domain names; (iii) all continuing employees and (iv) certain other assets and liabilities, to modiv, LLC and distributed 100% of the ownership interests in Daisho to the members of BrixInvest in the Spin Off.
BrixInvest had been engaged in the business of serving as the sponsor platform supporting the operations of the Company, REIT I and, prior to October 28, 2019, BRIX REIT, Inc. ("BRIX REIT"), including serving, directly or indirectly, as advisor and property manager to the Company, REIT I and, until October 28, 2019, BRIX REIT.
As a result of the Merger and the Self-Management Transaction, effective December 31, 2019, the Company, its Former Advisor and BrixInvest, which wholly owned the Company's Former Advisor, mutually agreed to terminate the Advisory Agreement, and the Company became self-managed. Accordingly, disclosures with regard to the Advisory Agreement elsewhere in this Annual Report on Form 10-K pertain only to transactions with the Company's Former Advisor through December 31, 2019.
Amendments to Operating Partnership Agreement
On December 31, 2019, the Company, the Operating Partnership and NNN LP entered into the Second Amended and Restated Agreement of Limited Partnership (the “Amended OP Agreement”), which amended the Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated August 11, 2017. The amendments included amending the name of the Operating Partnership from “Rich Uncles NNN Operating Partnership, LP” to “RW Holdings NNN REIT Operating Partnership, LP” and providing the terms of the Class M OP Units and Class P OP Units issued in connection with the Self-Management Transaction and further described below.
The Class M OP Units are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the one-year anniversary of the completion of the Self-Management Transaction. Following the one-year anniversary of the completion of the Self-Management Transaction, the Class M OP Units are convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion ratio of five Class C OP Units for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction may vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction.
The Class M OP Units are eligible for an increase in the conversion ratio (conversion ratio enhancement) if the Company achieves both of the targets for assets under management (“AUM”) and adjusted funds from operations (“AFFO”) in a given year as set forth below:

	Hurdles
	AUM	AFFO Per Share	Class M
	($ in billions)	($)	Conversion Ratio
Initial Conversion Ratio			1:5.00
Fiscal Year 2021	$0.860	$0.59	1:5.75
Fiscal Year 2022	$1.175	$0.65	1:7.50
Fiscal Year 2023	$1.551	$0.70	1:9.00

The Company also issued a portion of the Class P OP Units described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Amended OP Agreement), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of five Class C OP Units for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
The Company issued a total of 56,029 Class P OP Units to Messrs. Halfacre and Pacini, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The Company will record the value of these units of approximately $2,200,000 as stock compensation expense, amortized on a straight-line basis through March 31, 2024, the expected vesting date of the units.
Under the Amended OP Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interest of the Class M OP Units and Class P OP Units as a noncontrolling interest in the Operating Partnership representing a combined total of approximately 13% of equity in the Operating Partnership.
Registration Rights Agreement
On December 31, 2019, the Company, the Operating Partnership and Daisho entered into a Registration Rights Agreement pursuant to which Daisho (or any successor holder) has the right, after one year from the date of the Self-Management Transaction, to request that the Company register for resale under the Securities Act shares of the Company's Class C common stock issued or issuable to such holder in exchange for the Class C OP Units as described above.
Accounting Treatment
In accordance with GAAP, the Company accounted for the Self-Management Transaction as an acquisition of a business in accordance with the accounting standards codification guidance for business combinations because the parties to the transaction were not under common control and the acquisition was for an integrated set of activities and assets, consisting of inputs (executives and staff with knowledge and experience) and processes (operating a real estate investment trust and online investor website platform) that contribute to the creation of outputs (real estate transactions, asset management and generation of investors). Therefore, the total consideration transferred was allocated to the acquired net tangible and intangible assets based on their estimated fair values at December 31, 2019.
The fair value measurement of the consideration transferred is based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of the Class M OP Units and the Class P OP Units included projections for (i) property acquisitions and changes in property values, (ii) new investors, and (iii) follow on investments by existing stockholders. The consideration transferred in the Self-Management Transaction was determined to have a fair value of $50,603,000 based on a probability weighted analysis of achieving the requisite AUM and AFFO hurdles. The Class M OP Units and the 26,318 Class P OP Units issued in connection with the Self-Management Transaction are treated as permanent equity of the Company for accounting purposes because the Class M OP Units and the Class P OP Units are not mandatorily redeemable by the Company. In addition, there is no unconditional obligation to issue a variable number of shares; the Class M OP Units and the Class P OP Units are issued in the form of shares and as such would not represent a financial instrument other than an outstanding share that embodies a conditional obligation and they do not possess the characteristics of freestanding derivatives. Moreover, they are not redeemable for cash or other assets at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. The Class M OP Units and the Class P OP Units are a single financial instrument, including the conversion ratio enhancement, which cannot be detached and is not separately exercisable.
As of December 31, 2019, the Company has substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date. As required, the Company expects to finalize its preliminary valuation and complete the allocation of the purchase price as soon as practicable, but no later than one year from the closing date of the acquisition. The Company incurred $1,468,913 in costs in connection with the Self-Management Transaction, which are included in the accompanying consolidated statement of operations for the year ended December 31, 2019.

Purchase Price Allocation
The following table summarizes the allocation of the purchase price to the fair values assigned to the BrixInvest assets acquired and liabilities assumed as of December 31, 2019, the closing date of the Self-Management Transaction. These fair values are based on internal Company and independent external third-party valuations:

Fair Values Assigned	December 31, 2019
Assets:
Cash and cash equivalents	$204,176
Prepaid expenses and other assets	305,212
Operating lease right-of-use asset	2,386,877
Intangible assets	7,700,000
Liabilities:
Short-term notes payable	(4,800,000)
Due to affiliates	(630,820)
Bank line of credit	(800,000)
Accounts payable and other liabilities	(2,070,968)
Operating lease liability	(2,386,877)
Net	(92,400)
Add: Cancellation of investment in the Company	107,400
Less: Contribution of Class M OP Units and Class P OP Units	50,603,000
Goodwill	$50,588,000
As the transaction closed on the final day of the year, such purchase accounting adjustments did not have any impact on the Company's consolidated statement of operations for the year ended December 31, 2019 (see Unaudited Pro Forma Financial Information Reflecting both the Merger and Self-Management Transaction below).
Goodwill
The goodwill recognized is primarily attributable to the Company's ability to be self-managed, the value of the workforce which includes growth opportunities, from both existing and new investment, income streams and the ability to offer new products, the investor platform acquired from BrixInvest and its expected synergies resulting from the Self-Management Transaction and the Merger. Key areas of expected cost synergies include increased purchasing power for acquiring properties, lower financing costs and administrative efficiencies. Goodwill is expected to be mostly non-deductible for tax purposes. As permitted under ASC 805 for business combinations, the Company recorded goodwill because the purchase price of the Self-Management Transaction exceeded the estimated fair value of net identified tangible and intangible assets acquired.
Intangible Assets Acquired
The allocation of the purchase price to the net assets acquired resulted in the recognition of $7,700,000 of intangible assets as of the closing date. The fair values of the acquired customer lists and developed technology assets, primarily the investor online platform, were determined using the adjusted cost approach, which approximates fair value. The useful lives of the intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.
The fair values of the intangible assets as of December 31, 2019, and useful lives are as follows:

Intangible Assets	Weighted-Average Useful Life	Amount
Customer list	5.0 years	$4,800,000
Web services technology, domains and licenses	3.0 years	2,900,000
Total		$7,700,000

No amortization expense was recorded for the intangible assets resulting from the acquisition of BrixInvest assets for the year ended December 31, 2019 due to the closing date having been on the final day of the fiscal year. Estimated amortization expense for the succeeding fiscal years is as follows: 2020, $1,926,667; 2021, $1,926,667; 2022, $1,926,666; 2023, $960,000; and 2024, $960,000.
Prior to the Self-Management Transaction, BrixInvest held 10,740 shares of Class C common stock in the Company, purchased at $10.00 per share. These shares were canceled in connection with the Self-Management Transaction.
Unaudited Pro Forma Financial Information Reflecting both the Merger and Self-Management Transaction
Unaudited pro forma financial information has been prepared as if the Merger and the Self-Management Transaction had taken place on January 1, 2018 and has been prepared for comparative purposes only. The unaudited pro forma financial information is not necessarily indicative of the results that would have been achieved had the Merger and the Self-Management Transaction actually taken place on January 1, 2018 and the unaudited pro forma financial information does not purport to be indicative of future consolidated results of operations. The unaudited pro forma financial information does not reflect any synergies, operating efficiencies, and/or cost savings that may be realized from the integration of the acquisition. The unaudited pro forma results for the years ended December 31, 2019 and 2018 have been adjusted to include the pro forma impact of amortization of other intangible assets, based on the purchase price allocations and useful lives; include the pro forma impact of the depreciation of buildings and site improvements based on the purchase price allocations and useful lives; include the pro forma impact of additional interest expense relating to the acquisition; and exclude the pro forma impact of transaction costs incurred by the Company directly attributable to the acquisition.
The following table presents unaudited pro forma financial information for the years ended December 31, 2019 and 2018:
Year ended December 31, 2019

Pro Forma Financial Information (Unaudited)	Company	REIT I	BrixInvest	Adjustments	Consolidated
Revenue	$24,544,958	$13,132,226	$7,814,987	$(5,524,969)	$39,967,202
Net loss	$(4,415,992)	$(1,311,153)	$(2,719,200)	$2,678,782	$(5,767,563)
Loss per share:
Basic and diluted	$(0.29)	$(0.16)	$(3.97)		$(0.22)
Weighted average shares:
Basic and diluted	15,036,474	8,340,602	684,268	2,333,090	26,394,434
Year ended December 31, 2018

Pro Forma Financial Information (Unaudited)	Company	REIT I	BrixInvest	Adjustments	Consolidated
Revenue	$17,984,625	$13,166,631	$9,715,769	$(7,556,678)	$33,310,347
Net loss	$(1,801,724)	$(896,595)	$(48,875)	$(4,610,233)	$(7,357,427)
Loss per share:
Basic and diluted	$(0.16)	$(0.11)	$(0.07)		$(0.33)
Weighted average shares:
Basic and diluted	11,069,864	8,404,346	684,268	2,333,090	22,491,568
NOTE 4. REAL ESTATE INVESTMENTS
As of December 31, 2019, the Company’s real estate investment portfolio consisted of (i) 45 operating properties (including 20 operating properties acquired in connection with the Merger on December 31, 2019) located in 14 states consisting of: 20 retail properties, 16 office properties and nine industrial properties, (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties and (iii) a 72.7% undivided TIC Interest in an office property in Santa Clara, CA, as discussed in Note 5.

The following table provides summary information regarding the Company’s real estate portfolio as of December 31, 2019:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,053,637	$(1,754,846)	$9,154,638
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(1,175,073)	3,678,298
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(125,762)	1,272,352
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(160,948)	1,523,481
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(120,834)	1,185,756
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(115,853)	1,170,182
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(118,901)	1,094,828
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(115,524)	1,072,970
Dana	Cedar Park, TX	12/27/2016	Industrial	8,392,906	1,210,874	(1,492,171)	8,111,609
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(2,185,956)	11,538,234
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,248	(609,311)	5,835,605
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(907,230)	12,271,058
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(815,730)	10,259,985
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(746,900)	7,883,198
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(587,875)	6,956,314
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(424,764)	5,999,334
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(756,557)	12,097,591
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(1,417,062)	25,940,838
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(2,231,246)	14,887,934
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(1,357,376)	14,645,113
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
24 Hour Fitness	Las Vegas, NV	7/27/2018	Retail	11,484,784	1,204,973	(653,647)	12,036,110
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(384,029)	7,305,895
Bon Secours	Richmond, VA	10/31/2018	Office	10,042,551	800,356	(526,238)	10,316,669
Costco	Issaquah, WA	12/20/2018	Retail	27,292,418	2,765,136	(1,352,612)	28,704,942
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,370	2,894,017	(275,349)	36,813,038
Chevron Gas Station	San Jose, CA	12/31/2019	Retail	4,054,759	145,577	—	4,200,336
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	—	4,651,317
Chevron Gas Station	Roseville, CA	12/31/2019	Retail	3,648,571	136,415	—	3,784,986
Island Pacific Supermarket	Elk Grove, CA	12/31/2019	Retail	2,560,311	197,495	—	2,757,806
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	—	5,161,344
Rite Aid	Lake Elsinore, CA	12/31/2019	Retail	6,842,089	420,441	—	7,262,530
PMI Preclinical	San Carlos, CA	12/31/2019	Office	9,672,174	408,225	—	10,080,399
EcoThrift	Sacramento, CA	12/31/2019	Retail	5,550,226	273,846	—	5,824,072
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	—	3,355,383
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	447,927	—	12,895,214
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	—	1,393,665
Dinan Cars	Morgan Hill, CA	12/31/2019	Industrial	6,252,657	—	—	6,252,657
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	—	7,417,267
Wood Group	San Diego, CA	12/31/2019	Office	9,731,220	392,955	—	10,124,175
ITW Rippey	El Dorado Hills, CA	12/31/2019	Industrial	7,071,143	304,387	—	7,375,530
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	—	1,358,034
Gap	Rocklin, CA	12/31/2019	Office	8,378,276	360,377	—	8,738,653
L-3 Communications	Carlsbad, CA	12/31/2019	Office	11,631,857	454,035	—	12,085,892
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,555,055	1,616,610	—	31,171,665
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	—	5,559,387
				$396,680,878	$27,266,610	$(20,411,794)	$403,535,694

Acquisitions:
Year Ended December 31, 2019
During the year ended December 31, 2019, the Company acquired the following real estate properties:

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Total
REIT I Property Portfolio:
Chevron Gas Station	$3,787,021	$267,738	$145,577	$41,739	$—	$4,242,075
Levins	1,404,863	3,024,527	221,927	26,469	—	4,677,786
Chevron Gas Station	2,636,663	1,011,908	136,415	24,432	—	3,809,418
Island Pacific Supermarket	676,981	1,883,330	197,495	—	(76,351)	2,681,455
Dollar General	1,099,458	3,800,256	261,630	—	(41,739)	5,119,605
Rite Aid	3,939,724	2,902,365	420,441	186,297	—	7,448,827
PMI Preclinical	4,774,497	4,897,677	408,225	115,036	—	10,195,435
EcoThrift	2,300,717	3,249,509	273,846	—	(388,882)	5,435,190
GSA (MSHA)	399,062	2,713,014	243,307	—	(101,802)	3,253,581
PreK San Antonio	963,044	11,484,243	447,927	—	(28,504)	12,866,710
Dollar Tree	159,829	1,160,538	73,298	10,180	—	1,403,845
Dinan Cars	2,453,420	3,799,237	—	—	—	6,252,657
Solar Turbines	2,483,960	4,649,281	284,026	—	(108,928)	7,308,339
Amec Foster	3,461,256	6,269,964	392,955	—	—	10,124,175
ITW Rippey	787,945	6,283,198	304,387	—	—	7,375,530
Dollar General Big Spring	103,838	1,177,845	76,351	—	(127,252)	1,230,782
Gap	2,076,754	6,301,522	360,377	—	(68,207)	8,670,446
L-3 Communications	3,552,878	8,078,979	454,035	—	(174,081)	11,911,811
Sutter Health	2,443,240	27,111,815	1,616,610	87,549	—	31,259,214
Walgreens	1,832,430	3,391,012	335,945	272,829	—	5,832,216
	41,337,580	103,457,958	6,654,774	764,531	(1,115,746)	151,099,097
Taylor Fresh Foods	4,312,016	29,882,353	2,894,017	—	(11,526,976)	25,561,410
	$45,649,596	$133,340,311	$9,548,791	$764,531	$(12,642,722)	$176,660,507

Purchase price and other acquisition costs	$176,660,507
Purchase deposit applied	(2,000,000)
Acquisition fees to affiliate related to Taylor Fresh Foods (Note 9)	(741,000)
Acquisition of real estate before financing	$173,919,507
Capitalized acquisition fees paid to the Former Advisor for properties acquired during the year ended December 31, 2019 are as follows:

Property	Amount
Taylor Fresh Foods	$741,000
The Company also paid the Former Advisor capitalized acquisition fees of $5,459 during the year ended December 31, 2019 related to additions to real estate investments. During the year ended December 31, 2019, the Company recognized $548,362 of total revenue related to the Taylor Fresh foods property. No revenue was recognized related to the 20 properties acquired in the Merger because the transaction closed on December 31, 2019.

The noncancellable lease terms of the properties acquired during the year ended December 31, 2019 are as follows:

Property	Lease Expiration
Chevron Gas Station	5/27/2025
Levins	8/20/2023
Chevron Gas Station	9/30/2025
Island Pacific Supermarket	5/31/2025
Dollar General	7/31/2028
Rite Aid	2/25/2028
PMI Preclinical	10/31/2025
EcoThrift	2/28/2026
GSA (MSHA)	8/24/2026
PreK San Antonio	7/31/2021
Dollar Tree	7/31/2025
Dinan Cars	4/30/2023
Solar Turbines	2/28/2021
Amec Foster	7/31/2021
ITW Rippey	8/1/2022
Dollar General Big Spring	4/30/2030
Gap	2/28/2023
L-3 Communications	4/30/2022
Sutter Health	10/31/2025
Walgreens	2/28/2031
Taylor Fresh Foods	9/30/2033
Year Ended December 31, 2018
During the year ended December 31, 2018, the Company acquired the following real estate properties:

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Total
3M	$758,780	$14,004,039	$2,356,361	$—	$(1,417,483)	$15,701,697
Cummins	3,347,959	11,117,531	1,536,998	—	—	16,002,488
Northrop Grumman Parcel	329,410	—	—	—	—	329,410
24 Hour Fitness	3,121,985	8,331,352	1,204,974	—	—	12,658,311
Texas Health	1,827,914	5,148,789	713,221	—	—	7,689,924
Bon Secours	1,658,659	8,383,892	800,356	—	—	10,842,907
Costco	8,202,915	19,060,717	2,765,136	—	—	30,028,768
	$19,247,622	$66,046,320	$9,377,046	$—	$(1,417,483)	$93,253,505

Purchase price and other acquisition costs	$93,253,505
Acquisition fees to affiliate	(2,702,043)
Acquisition of real estate before financing	$90,551,462
Capitalized acquisition fees paid to the Former Advisor for properties acquired during the year ended December 31, 2018 are as follows:

Property	Amount
3M	$456,000
Cummins	465,000
Northrop Grumman Parcel	9,000
24 Hour Fitness	366,000
Texas Health	222,750
Bon Secours	313,293
Costco	870,000
Total	$2,702,043

The Company also paid the Former Advisor capitalized acquisition fees of $50,296 during the year ended December 31, 2018 related to additions to real estate investments. During the year ended December 31, 2018, the Company recognized $3,773,997 of total revenue related to these recently-acquired properties.
The noncancellable lease terms of the properties acquired during the year ended December 31, 2018 are as follows:

Property	Lease Expiration
3M	7/31/2022
Cummins	2/28/2023
24 Hour Fitness	3/31/2030
Texas Health	12/31/2025
Bon Secours	8/31/2026
Costco (1)	7/31/2025

(1)	The tenant’s right to cancel the lease on July 31, 2023 was not determined to be probable for financial accounting purposes.
Asset Concentration
The Company’s portfolio asset concentration as of December 31, 2019 and 2018 was as follows (greater than 10% of total assets):

	December 31, 2019		December 31, 2018
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
AvAir, Chandler, AZ	$—	—	$27,353,125	17.4%
Revenue Concentration
The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the years ended December 31, 2019 and 2018 are as follows:

	2019		2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
AvAir, Chandler, AZ	$2,670,159	10.9%	$2,100,000	19.9%
Northrop Grumman, Melbourne, FL	$—	—	$1,162,274	11.0%
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
As of December 31, 2019, the future minimum contractual rent payments due under the Company’s operating leases, excluding any renewal periods, are as follows:

2020	$29,114,325
2021	27,866,428
2022	25,639,567
2023	22,401,061
2024	21,838,412
Thereafter	75,964,673
$202,824,466

Intangibles
As of December 31, 2019 and 2018, the Company’s intangible assets were as follows:

	December 31, 2019			December 31, 2018
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$27,266,610	$1,547,646	$(15,713,975)	$17,717,819	$783,115	$(3,071,253)
Accumulated amortization	(6,005,248)	(295,912)	1,122,616	(3,173,254)	(198,867)	475,871
Net amount	$21,261,362	$1,251,734	$(14,591,359)	$14,544,565	$584,248	$(2,595,382)
The intangible assets acquired in connection with these acquisitions have a weighted average amortization period of approximately 9.3 years as of December 31, 2019. As of December 31, 2019, amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2020	$4,909,081	$197,933	$(1,559,285)
2021	4,014,676	179,882	(1,551,783)
2022	2,979,198	164,607	(1,158,227)
2023	2,102,056	161,957	(182,928)
2024	1,897,592	157,327	(168,559)
Thereafter	5,358,759	390,028	(9,970,577)
	$21,261,362	$1,251,734	$(14,591,359)
Weighted-Average Remaining Amortization Period	7.2 years	7.7 years	12.6 years
NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The Company’s investments in unconsolidated entities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
The TIC Interest	$10,388,588	$10,749,332
REIT I (1)	—	3,526,483
Total	$10,388,588	$14,275,815

(1)	REIT I was merged with the Company effective December 31, 2019 (see Note 3).
The Company’s income (loss) from investments in unconsolidated entities for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
The TIC Interest	$296,691	$269,191
REIT I	(62,643)	(43,167)
Total	$234,048	$226,024

The TIC Interest
In 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired the 72.7% TIC Interest. The remaining approximate 27.3% undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and the Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC was a board member of the Former Sponsor and became a board member of the Company in December 2019. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company's TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the years ended December 31, 2019 and 2018, the Company received $657,435 and $623,406 in cash distributions, respectively.
The following are summarized financial information for the Santa Clara property as of and for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Assets:
Real estate investments, net	$30,858,240	$31,668,300
Cash and cash equivalents	275,760	466,379
Other assets	228,770	117,075
Total assets	$31,362,770	$32,251,754

Liabilities:
Mortgage notes payable, net	$13,746,635	$13,994,844
Below-market lease, net	2,953,360	3,103,778
Other liabilities	68,587	61,188
Total liabilities	16,768,582	17,159,810
Total equity	14,594,188	15,091,944
Total liabilities and equity	$31,362,770	$32,251,754

	Years Ended December 31,
	2019	2018
Total revenue	$2,705,126	$2,678,110

Expenses:
Depreciation and amortization	993,564	991,621
Interest expense	574,086	584,059
Other expenses	731,044	730,448
Total expenses	2,298,694	2,306,128
Net income	$406,432	$371,982

REIT I
Prior to the merger of REIT I with and into Merger Sub on December 31, 2019, the Company had an approximate 4.80% ownership interest in REIT I as of December 31, 2018. The Company recorded its share of loss of REIT I based on REIT I’s results of operations for the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the Company received $375,351 and $273,264 in cash distributions, respectively, related to its investment in REIT I. The following are summarized financial information for REIT I as of and for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Assets:
Real estate investments, net	$—	$125,075,537
Cash and cash equivalents and restricted cash	—	3,376,145
Other assets	—	3,070,475
Total assets	$—	$131,522,157
Liabilities:
Mortgage notes payable, net	$—	$61,446,068
Below-market lease, net	—	3,105,843
Other liabilities	—	3,359,618
Total liabilities	—	67,911,529
Redeemable common stock	—	163,572
Total shareholders' equity	—	63,447,056
Total liabilities, redeemable common stock and shareholders' equity	$—	$131,522,157

	Years Ended December 31,
	2019	2018
Total revenue	$13,132,226	$13,166,631

Expenses:
Depreciation and amortization	5,787,709	5,783,643
Interest expense	3,425,625	2,813,430
Other expenses	5,342,365	4,603,963
Impairment of real estate investment property	—	862,190
Total expenses	14,555,699	14,063,226
Other income:
Gain on sale of real estate investment property, net	(1,850,845)	—
Loss on debt restructuring	1,964,618	—
Total other income	113,773	—
Net loss	$(1,309,700)	$(896,595)

NOTE 6. CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
Tenant receivables consisted of the following:

	December 31,
	2019	2018
Straight-line rent	$3,541,238	$2,231,966
Tenant rent	420,959	312,171
Tenant reimbursements	1,854,883	1,019,355
Tenant other	407,684	95,622
Total	$6,224,764	$3,659,114
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	December 31,
	2019	2018
Accounts payable	$660,111	$227,793
Accrued expenses (a)	5,772,164	1,421,197
Accrued dividends	962,615	749,170
Accrued interest payable	1,690,168	445,481
Unearned rent	1,963,896	827,338
Deferred commission payable	1,050	1,650
Lease incentive obligation	505,157	3,492,084
Total	$11,555,161	$7,164,713

(a)	Includes accrued merger expenses of $1,570,622.

NOTE 7. DEBT
Mortgage Notes Payable
As of December 31, 2019 and 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	2019 Principal Balance	2018 Principal Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo Health/Walgreens properties	$6,853,442	$6,996,469	3.95%	3.95%	7/1/2021
Six Dollar General properties	3,819,264	3,885,334	4.69%	4.69%	4/1/2022
Dana property	4,551,250	4,632,398	4.56%	4.56%	4/1/2023
Northrop Grumman property	5,666,866	5,809,367	4.40%	4.40%	3/2/2021
exp US Services property	3,385,353	3,446,493	(3)	4.25%	11/17/2024
Harley property	6,748,029	6,868,254	4.25%	4.25%	9/1/2024
Wyndham property (2)	5,716,200	5,820,600	One-month LIBOR + 2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,530,600	4,615,800	One-month LIBOR + 2.05%	4.34%	6/5/2022
Omnicare property	4,273,552	4,349,963	4.36%	4.36%	5/1/2026
EMCOR property	2,862,484	2,911,577	4.35%	4.35%	12/1/2024
Husqvarna property	6,379,182	6,379,182	(4)	4.60%	2/20/2028
AvAir property	14,575,000	14,575,000	(5)	4.84%	3/27/2028
3M property	8,290,000	8,360,000	One-month LIBOR + 2.25%	5.09%	3/29/2023
Cummins property	8,458,600	8,530,000	One-month LIBOR + 2.25%	5.16%	4/4/2023
24 Hour Fitness property (6)	6,283,898	8,900,000	4.64%	4.64%	4/1/2049
Texas Health property (7)	4,400,000	4,842,500	4.00%	4.00%	12/5/2024
Bon Secours property	5,250,000	5,250,000	5.41%	5.41%	9/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	1/1/2030
Taylor Fresh Foods property (8)	12,350,000	—	3.85%	3.85%	11/1/2029
Levins property (8)	2,079,793	—	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket property (8)	1,891,225	—	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General property (8)	2,324,338	—	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid property (8)	3,659,338	—	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical property (8)	4,118,613	—	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift property (8)	2,639,237	—	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA (MSHA) property (8)	1,796,361	—	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK Education property (8)	5,140,343	—	4.25%	4.25%	12/1/2021
Dinan Cars property (8) (10)	2,710,834	—	One-month LIBOR + 2.27%	4.02%	1/5/2022
Solar Turbines/Wood Group/ITW Rippey properties (8)	9,434,692	—	3.35%	3.35%	11/1/2026
Dollar General property (8)	611,161	—	4.50%	4.50%	4/1/2022
Gap property (8)	3,643,166	—	4.15%	4.15%	8/1/2023
L-3 Communications property (8)	5,284,884	—	4.69%	4.69%	4/1/2022
Sutter Health property (8)	14,161,776	—	4.50%	4.50%	3/9/2024
Walgreens property (8)	3,000,000	—	7.50%	7.50%	5/6/2020
Total mortgage notes payable	195,739,481	125,022,937
Plus: unamortized mortgage premium, net of discount (9)	489,664	—
Less: unamortized deferred financing costs	(2,189,938)	(2,313,629)
Mortgage notes payable, net	$194,039,207	$122,709,308

(1)
Contractual interest rate represents the interest rate in effect under the mortgage note payable as of December 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2019, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable. For further information regarding the Company’s derivative instruments (see Note 8).

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

(5)
The initial contractual interest rate for the note payable outstanding as of December 31, 2019 is 4.84% for the first five-years and the greater of 4.60% or five-year TCM plus 2.45% for the second five-years.

(6)
The loan refinancing on March 7, 2019 reduced the principal amount and the interest rate and it extended the maturity. The interest rate for the note payable outstanding as of December 31, 2019 adjusts in the 133rd, 253rd and 313th months.

(7)
The prior year loan was repaid on the March 13, 2019 maturity date. On December 16, 2019, the Company obtained a mortgage note payable with a new note for $4,400,000 through a nonaffiliated lender. The note is secured by the Texas Health property and it matures on December 5, 2024.

(8)	The loan was acquired through the Merger on December 31, 2019.

(9)	Represents unamortized net mortgage premium acquired through the Merger.

(10)
The Company negotiated a lease termination with Dinan Cars effective January 31, 2020 in exchange for a termination payment of $783,182. Lease termination proceeds from Dinan Cars were used to reduce the principal balance under this mortgage by $650,000 and establish a payment reserve with the remaining $133,182. In connection with the principal prepayment, we terminated the related swap agreement on February 4, 2020 at a cost of 47,000.

The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable as of December (Level 3 measurement):

	2019			2018
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable	$195,739,481	$194,039,207	$200,535,334	$125,022,937	$122,709,308	$123,821,490
Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Unsecured Credit Facility

	December 31,
	2019	2018
Unsecured Credit Facility	$7,740,000	$9,000,000
Less unamortized deferred financing costs	(90,139)	(2,000)
	$7,649,861	$8,998,000
On December 19, 2019, the Company, NNN LP, the Operating Partnership, Merger Sub, BrixInvest and modiv, LLC (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “New Credit Facility”) with Pacific Mercantile Bank ("Lender"). The New Credit Facility supersedes and replaces the Company's prior credit facility. The New Credit Facility is a line of credit for a maximum principal amount of $12,000,000 consisting of two facilities: (1) a purchase contract and other loans facility (the “Purchase Contract and Other Loans Facility”) of up to $10,000,000 and (2) a nonformula loans facility (the “Nonformula Loans Facility”) of up to $2,000,000. The Purchase Contract and Other Loans Facility matures on October 1, 2020, unless earlier terminated or extended, and the Nonformula Loans Facility matures on October 15, 2020, unless earlier terminated or extended. As of December 31, 2019 and 2018, the unsecured line of credit had an outstanding balance of $7,740,000 and $9,000,000 under the New Credit Facility and the prior credit facility, respectively. During February 2020, the Company drew the remaining $4,260,000 available under the New Credit Facility.

The Purchase Contract and Other Loans Facility can be used to fund the Company’s acquisition of single-tenant, income producing commercial, office, industrial or retail real estate property, in an amount of up to 70% of the purchase price of such acquisition, or for general corporate purposes. The Nonformula Loans Facility can be used to fund other business operations of the Company, including working capital. The Company intends to repay amounts outstanding under the New Credit Facility from gross offering proceeds from the sale of shares of the Company’s common stock or mortgage financing on one or more of the properties owned, either directly or indirectly through one or more wholly-owned single member special purposes entities, by the Operating Partnership.
Under the terms of the New Credit Facility, the Borrowers pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 5.50% per annum. The interest rate was 5.75% and 6.50% as of December 31, 2019 and 2018, respectively. The current interest rate is 5.50%, which is the minimum rate.
To secure the payment and performance of all obligations under the New Credit Facility, each of modiv, LLC and BrixInvest granted to Lender a security interest in all of their right, title and interest in their accounts, inventory, equipment, deposit accounts, intellectual property, general intangibles, investment property and other property. The New Credit Facility is also secured by a continuing guaranty in the amount of $17,000,000 executed by Raymond E. Wirta, Chairman of the Board of the Company, and a trust belonging to Mr. Wirta (“Wirta Trust”).
The New Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in the prior credit facility. The Company’s ability to borrow under the New Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, dividends, corporate existence and financial reporting obligations. The New Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Lender may accelerate the repayment of amounts outstanding under the New Credit Facility, take possession of any collateral securing the Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00, measured quarterly.
On March 13, 2020, the Company amended the New Credit Facility to extend the maturity date of $4,940,000 of Purchase Contract Loans and $2,000,000 of Other Loans from March 31, 2020 to July 31, 2020, and to extend the maturity date of $3,060,000 of Other Loans from May 4, 2020 to August 31, 2020. As a result of the amendment, a temporary moratorium on new borrowings under the New Credit Facility is in place until October 1, 2020. In addition, entering into the amendment was deemed a “trigger event” under the New Credit Facility and, accordingly, the guaranty, payment and indemnification obligations provided by the Company's Chairman, Mr. Wirta, under the New Credit Facility are now effective; however, if the two loans referenced herein are paid in full in accordance with the amendment, then the trigger event will be deemed cured. The Purchase Contract Loans Facility matures on October 1, 2020, unless earlier terminated or extended, and the Nonformula Loans Facility matures on October 15, 2020, unless earlier terminated or extended. The Company expects to refinance or extend the New Credit Facility prior to the maturity dates.
Short-term Notes Payable
In connection with the Self-Management Transaction, the Company assumed from BrixInvest its unsecured short-term notes payable (formerly known as “Convertible Promissory Notes”) of $4,800,000 on December 31, 2019. The notes represent private party notes and bear interest at a fixed rate of 8% with all interest and principal due on the maturity date. In accordance with the Omnibus Amendment to the Convertible Promissory Notes signed on September 17, 2019 by BrixInvest and the holders of the notes, the following were the agreed upon amendments to the Convertible Promissory Notes (the "Agreement"), among others:

•	the maturity date shall be the later of (i) January 6, 2020 or (ii) five business days following the closing of certain transactions as defined in the Agreement;

•
the notes shall be repaid in an amount equal to (i) the sum of (x) all accrued and unpaid interest due on the note and (y) 1.2 times the original outstanding principal balance on the notes, which aggregated $4,000,000 and $800,000 (the "Maturity Date Extension Consideration");

•
each investor who does not make a conversion election, as defined in the Agreement, will be entitled to payment by the Company of a one-time amortization fee equal to 50 basis points of the outstanding principal balance of each respective convertible promissory note on the maturity date; and

•
the Company shall repay the outstanding principal and all accrued and unpaid interest due on the convertible promissory notes, along with the Maturity Date Extension Consideration and the amortization fee (collectively, the “Total Balance”) in three equal installments to occur as follows: (i) the first payment of one-third of the Total Balance shall be made on the maturity date; (ii) the second payment of one-third of the Total Balance shall be made 30 days following the maturity date; and (iii) the final payment of one-third of the Total Balance shall be made 60 days following the maturity date. Interest shall continue to accrue on the outstanding principal balance until payment is made in full.

Except for six notes from one borrower aggregating $1,242,233 which maturity date has been extended to April 30, 2020, all notes have been paid subsequent to December 31, 2019. In exchange for this extension in the maturity date, the Company paid 2%, or $24,845, as an extension fee and agreed to an increase in the interest rate from 8% to 10% per annum during the extension period.
All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the New Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of December 31, 2019.
The following summarizes the future principal repayments of the Company’s mortgage notes payable, unsecured credit facility and short-term notes payable as of December 31, 2019:

	Mortgage Notes Payable	New Credit Facility	Short-term Notes Payable	Total
2020	$6,262,287	$7,740,000	$4,800,000	$18,802,287
2021	33,031,199	—	—	33,031,199
2022	24,479,249	—	—	24,479,249
2023	26,222,084	—	—	26,222,084
2024	27,256,880	—	—	27,256,880
Thereafter	78,487,782	—	—	78,487,782
Total principal	195,739,481	7,740,000	4,800,000	208,279,481
Plus: unamortized mortgage premium, net of discount	489,664	—	—	489,664
Less: deferred financing costs, net	(2,189,938)	(90,139)	—	(2,280,077)
Total	$194,039,207	$7,649,861	$4,800,000	$206,489,068
Interest Expense
The following is a reconciliation of the components of interest expense:

	Years Ended December 31,
	2019	2018
Mortgage notes payable:
Interest expense	$5,698,605	$4,065,686
Amortization of deferred financing costs	601,659	897,535
Loss on interest rate swaps (1)	843,174	261,198
Unsecured credit facility:
Interest expense	190,130	323,409
Amortization of deferred financing costs	36,542	30,000
Forfeited loan fee	12,500	—
Total interest expense	$7,382,610	$5,577,828

(1)
Includes unrealized loss on interest rate swaps of $970,210 and $149,714 for years ended December 31, 2019 and 2018, respectively (see Note 8). Accrued interest payable of $22,282 and $7,649 at December 31, 2019 and 2018, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.

NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its limited liability company subsidiaries, has entered into interest rate swap agreements with amortizing notational amounts relating to four of its mortgage notes payable. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks. The Company acquired eight additional derivative instruments for certain mortgage notes payable as a result of the Merger with REIT I effective December 31, 2019.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2019 and 2018.

	December 31, 2019					December 31, 2018
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	12	$48,215,139	One-month LIBOR + applicable spread/Fixed at 1.21%-5.16%	3.87%	2.9 years	4	$27,346,400	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.73%	5.1 years

(i)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of December 31, 2019 and 2018 were $45,514,229 and $24,936,799, respectively.

(ii)	The reference rate was December 31, 2019.

(iii)	The reference rate was December 31, 2018.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the consolidated balance sheets:

		December 31, 2019		December 31, 2018
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value (*)	5	$34,567	2	$151,215
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value (*)	7	$(1,021,724)	2	$(300,929)

(*)	The fair value of the five interest rate swap derivative assets and three interest rate derivative liabilities acquired from REIT I were $34,567 and $(51,514), respectively, as of December 31, 2019.
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the consolidated statements of operations. None of the Company’s derivatives at December 31, 2019 or 2018 were designated as hedging instruments; therefore, the net unrealized losses recognized on interest rate swaps of $970,210 and $149,714, respectively, were recorded as increases in interest expense for year ended December 31, 2019 and 2018, respectively (see Note 7).

NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered by issuing shares of Class C common stock to them. The total amount incurred was $372,500 and $167,835 for the years ended December 31, 2019 and 2018, respectively, of which $57,500 and $0 was unpaid as of December 31, 2019 and 2018, respectively.
In conjunction with the Self-Management Transaction effective December 31, 2019, the Advisory Agreement was terminated. The Advisory Agreement entitled the Former Advisor to specified fees upon the provision of certain services with regard to investments in real estate and the management of those investments, among other services, and the disposition of investments, as well as entitled the Former Advisor to reimbursement of organizational and offering costs incurred by the Former Advisor or Former Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Former Advisor or Former Sponsor in providing services to the Company. In addition, the Former Advisor was entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Former Sponsor also served as the sponsor for REIT I and BRIX REIT. Effective February 3, 2020, our indirect subsidiary, modiv Advisors, LLC, became the advisor to BRIX REIT.
During the years ended December 31, 2019 and 2018, no business transactions occurred between the Company and REIT I or BRIX REIT, other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I before the Merger, as described in Note 5.
Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement before its termination on December 31, 2019, for the years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31, 2019	December 31, 2019		Year Ended December 31, 2018	December 31, 2018
	Incurred	Receivable	Payable	Incurred	Receivable	Payable
Expensed:
Asset management fees (1)	$2,777,021	$—	$—	$2,004,760	$—	$—
Reimbursable operating expense	528,000	—	—	—	—	—
Subordinated participation fees	—	—	—	839,050	—	839,050
Fees to affiliates	3,305,021	—	—	2,843,810	—	—
Property management fees*	224,922	—	—	174,529	—	96,792
Directors and officers insurance and other reimbursements **	250,892	—	—	128,512	—	30,164
Expense reimbursements (from) to Former Sponsor (2)	(332,337)	—	—	(1,136,469)	16,838	—
Capitalized:
Acquisition fees	746,459	—	—	2,752,339	—	—
Financing coordination fees	107,500	—	—	262,050	—	—
Reimbursable organizational and offering expenses (3)	1,206,881	—	—	1,503,062	—	13,168
Other:
Due from BRIX REIT (4)	—	1,378	—	—	—	—
Due from TIC	—	954	—	—	—	—
Notes due to Chairman of the Board	—	—	630,820	—	—	—
		$2,332	$630,820		$16,838	$979,174

*	Property management fees are classified within property expenses on the consolidated statements of operations.

**	Directors and officers insurance and other reimbursements are classified within general and administrative expenses on the consolidated statements of operations.

(1)
To the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Former Advisor was deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the years ended December 31, 2019 and 2018, no fees were waived by the Former Advisor.

(2)
Includes payroll costs related to Company employees that answer questions from prospective stockholders. See “Investor Relations Compensation Expense Reimbursements from Former Sponsor” below. The Former Sponsor agreed to reimburse the Company for these investor relations compensation costs which the Former Sponsor considered to be offering expenses in accordance with the Advisory Agreement through September 30, 2019. The expense reimbursements from the Former Sponsor for the years ended December 31, 2019 and December 31, 2018 also include a refund of $40,914 and the cost of $261,370 of employment related legal fees which the Former Sponsor also agreed to reimburse the Company, respectively. The receivable related to these costs is reflected in “Due from affiliates” in the consolidated balance sheet as of December 31, 2018.

(3)
The Former Sponsor incurred $9,224,997 of organizational and offering costs on behalf of the Company. The Company was only obligated to reimburse the Former Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds. The Company reimbursed a total of $5,429,105 through September 30, 2019, the effective termination date of the Former Sponsor's obligation to fund organizational and offering costs.

(4)
The amount includes unpaid asset management fees of $285,818 due from BRIX REIT, which have been fully offset by a reserve for uncollectable amounts due to BRIX REIT's early stage of operation and limited real estate assets.

Organizational and Offering Costs
The Company was obligated to reimburse the Former Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Former Sponsor on behalf of the Company. The Company reimbursed the Former Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. Pursuant to an amendment of the Advisory Agreement dated October 14, 2019, the Company agreed to pay all future organization and offering costs, and to no longer be reimbursed by the Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for the Former Sponsor's agreement to terminate its right to receive 3.0% of all offering proceeds as reimbursement for organization and offering costs paid by the Former Sponsor.
The Former Sponsor and its affiliates were responsible for any organizational and offering expenses to the extent they exceeded 3.0% of gross offering proceeds through September 30, 2019. As of December 31, 2019, the Former Sponsor had incurred organizational and offering expenses in excess of 3.0% of the gross offering proceeds received by the Company. Through September 30, 2019, the Company reimbursed the Former Sponsor $5,429,105 in organizational and offering costs. The Company’s maximum liability for organizational and offering costs through December 31, 2019 was $5,429,105, of which $0 was payable as of December 31, 2019.
Investor Relations Compensation Expense Reimbursements from Former Sponsor
The Company employs investor personnel to answer inquiries from potential investors regarding the Company and/or its Registered Offerings. The payroll expense associated with the investor relations personnel was reimbursed by the Former Sponsor through September 30, 2019. The Former Sponsor considered these payroll costs to be offering expenses. The payroll expense reimbursements from the Former Sponsor for the years ended December 31, 2019 and 2018 were $373,251 and $875,100, respectively. The reduction in reimbursements during the 2019 period corresponds primarily to the reimbursement being in effect for nine months during 2019 as compared with 12 months during 2018 and a reduced number of investor relations personnel during the first nine months of 2019.
Acquisition Fees
The Company paid the Former Advisor a fee in an amount equal to 3.0% of the contract purchase price of the Company’s properties plus additions to real estate investments, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses was reasonable and did not exceed 6.0% of the contract price of the property. However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction had the authority to approve fees in excess of these limits if they determined the transaction to be commercially competitive, fair and reasonable to the Company.

Asset Management Fees
The Company paid the Former Advisor, as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the total investment value, as defined in the Advisory Agreement (the “Asset Management Fee”), as of the end of the preceding month plus the book value of any properties acquired during the month pro-rated based on the number of days owned. The Asset Management Fee was payable monthly on the last business day of such month. The Asset Management Fee, which was required to be reasonable in the determination of the Company’s independent directors at least annually, was to be taken or waived, in whole or in part as to any year, in the sole discretion of the Former Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year was allowed to be deferred without interest and paid in such other fiscal year as the Former Advisor determined. On August 9, 2019 the board of directors approved renewing the Advisory Agreement through December 31, 2019. At the same time, the board of directors also approved amendments to the Advisory Agreement which eliminated the Subordinated Participation Fee (as defined in the Advisory Agreement).
Additionally, to the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Former Advisor was deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that was up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred for the years ended December 31, 2019 and 2018 was $2,777,021 and 2,004,760, respectively, of which $0 was waived. No Asset Management Fees were payable at December 31, 2019 and 2018.
Financing Coordination Fee
Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Former Advisor or an affiliate provided a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtained relative to a property, then the Company paid to the Former Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. The Company paid and capitalized an aggregate of $107,500 related to two loans during the year ended December 31, 2019 and an aggregate of $262,050 related to three loans during the year ended December 31, 2018.
Property Management Fees
If the Former Advisor or any of its affiliates provided a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company paid the Former Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also reimbursed the Former Advisor and any of its affiliates for property-level expenses that such tenant paid or incurred to the Company, including salaries, bonuses and benefits of persons employed by the Former Advisor, except for the salaries, bonuses and benefits of persons who also served as one of the Company’s executive officers or as an executive officer of such person. The Former Advisor or its affiliate were entitled to subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracted for these services. The Company provided property management services for 10 properties in its portfolio during each of the years ended December 31, 2019 and 2018.
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company was to pay the Former Advisor or one of its affiliates 3.0% of the contract sales price, as defined in the Advisory Agreement, of each property sold; provided, however, that if, in connection with such disposition, commissions were paid to third parties unaffiliated with the Former Advisor or its affiliates, the disposition fees paid to the Former Advisor, the Former Sponsor, their affiliates and unaffiliated third parties could not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the years ended December 31, 2019 and 2018.

Subordinated Participation Fees
The Company paid the Former Advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year through December 31, 2018 and paid (if at all) in the immediately following January. The subordinated participation fee was only due if the Preferred Return, as defined in the Advisory Agreement, was achieved and equal to the sum of (using terms as defined in the Advisory Agreement):

(i)
30% of the product of (a) the difference of (x) the Preliminary NAV per share minus (y) the Highest Prior NAV per share, multiplied by (b) the number of shares outstanding as of December 31 of the relevant annual period, but only if this resulted in a positive number, plus

(ii)
30% of the product of: (a) the amount by which aggregate distributions to stockholders during the annual period, excluding return of capital distributions, divided by the weighted average number of shares outstanding for the annual period, exceeded the Preferred Return, multiplied by (b) the weighted average number of shares outstanding for the annual period calculated on a monthly basis.

The Company calculated a subordinated participation fee of $839,050 which was accrued as of December 31, 2018 and paid in cash during the first quarter of 2019. On August 9, 2019, the Advisory Agreement was amended to eliminate the Subordinated Participation Fee.
Leasing Commission Fees
If a property or properties of the Company became unleased and the Former Advisor or any of its affiliates provided a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company paid the Former Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease was less than ten years, such commission percentage applied to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) accrued a commission of 3.0% in lieu of the aforementioned 6.0% commission. There were no leasing commission fees incurred during the years ended December 31, 2019 and 2018.
Other Operating Expense Reimbursement
Under the Company's charter, total operating expenses of the Company were limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If the Company exceeded the 2%/25% Limitation, the Former Advisor was required to reimburse the Company the amount by which the aggregate total operating expenses exceeded the limitation, or the Company was required to obtain a waiver from the Company's conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (g) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property. The total reimbursable operating expenses incurred were $528,000 and $0 during the years ended December 31, 2019 and 2018, respectively.
The Company was in compliance with the 2%/25% Limitation for operating expenses for the four fiscal quarters ended December 31, 2019 and 2018.

Due to Affiliates
In connection with the Self-Management Transaction, the Company assumed two notes payable aggregating $630,820 on December 31, 2019 owed to Mr. Wirta, the Company's Chairman. The secured notes payable are presented under due to affiliates in the Company's consolidated balance sheet as of December 31, 2019. The notes payable have identical terms including a fixed interest rate of 10% paid semi-monthly and a maturity date of April 23, 2020. At maturity, a remaining principal payment of $218,931 is due for each note, aggregating $437,862.
Related Party Transactions with Unconsolidated Entities
The Company’s portion of Former Advisor fees paid relating to the TIC Interest for the years ended December 31, 2019 and 2018 was as follows:

	Years Ended December 31,
	2019	2018
Asset management fees	$191,907	$191,907
The acquisition fees were paid pursuant to the Advisory Agreement and were capitalized as a component of the Company’s investment in the TIC Interest. The advisory agreement with the entity that owns the TIC Interest property was assigned to the Company's taxable REIT subsidiary following the Self-Management Transaction and the Company will earn a monthly management fee equal to 0.1% of the total investment value of the property from this entity.
The Company’s portion of Former Advisor fees paid relating to REIT I for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Expensed:
Asset management fees	$34,968	$38,903
Other	16,800	32,274
Total	$51,768	$71,177
Acquisition of Intellectual Property From the Former Sponsor and Website Hosting Agreement With BRIX REIT
Effective October 28, 2019, the Operating Partnership acquired certain software and related assets of the Former Sponsor in order for the Operating Partnership to develop and operate a new online platform for BRIX REIT. The Operating Partnership entered into a website hosting services agreement with BRIX REIT effective October 28, 2019, pursuant to which the Operating Partnership hosted the online platform at http://www.brix-reit.com for BRIX REIT. In connection with such hosting services, BRIX REIT paid the Operating Partnership service fees equal to the direct cost paid by the Operating Partnership to third parties for services related to the Operating Partnership’s hosting of the online platform, plus the then-current time and materials rates charged by the Operating Partnership for the services of its personnel. The website hosting services agreement had a term of three years following its effective date and would have automatically renewed for successive one-year periods unless either party notified the other of termination on or before 90 days prior to the end of the term, or unless the agreement was terminated earlier due to a material breach by either party of the agreement, either party became insolvent or the Operating Partnership transferred or assigned all of its right, title and interest in the online platform to a third party that was not a direct or indirect subsidiary of the Operating Partnership. Since BRIX REIT paid all of the direct costs of third parties that developed and hosted the BRIX REIT online platform, the Operating Partnership did not receive any fees under the website hosting services agreement. On January 31, 2020, the Company's taxable REIT subsidiary entered into an advisory agreement to provide services to BRIX REIT including website hosting services, and the website hosting services agreement was terminated.

NOTE 10. COMMITMENTS AND CONTINGENCIES
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
Tenant Improvements
Pursuant to lease agreements, as of December 31, 2019 and 2018, the Company has obligations to pay for $98,329 and $3,177,343, respectively, in site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara property as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had $92,684 and $3,486,927, respectively, of restricted cash held to fund the improvements.
Operating Lease
As a result of the Self-Management Transaction, on December 31, 2019, the Company acquired the operating lease of its Costa Mesa, California office space from BrixInvest. The Company's office space lease has a remaining lease term of approximately four and a half years and no option to renew.
Because the rate implicit in the Company's lease was not readily determinable, the Company used an incremental borrowing rate to account for the lease. In determining the Company's incremental borrowing rate for the lease, the Company considered the recent rate on its unsecured borrowings, observable risk-free interest rates and credit spreads correlating to the Company's creditworthiness and the term of the Company's lease agreement. The discount rate used was 5.75%.
Maturities of the lease liability as of December 31, 2019 are as follows:

December 31, 2019
2020	$579,798
2021	554,772
2022	620,444
2023	639,928
2024	322,483
Total undiscounted lease payments	2,717,425
Less imputed interest	(330,548)
Total lease liability	$2,386,877
Redemption of Common Stock
The Company has adopted a share repurchase program that enables qualifying stockholders to sell their stock to the Company in limited circumstances. The maximum amount of common stock that may be repurchased per month is limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter will be limited to no more than 5% of its most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offerings and Class S Offering (including purchases pursuant to its Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.

The Company has the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that it lacks readily available funds to do so due to market conditions beyond the Company’s control, its need to maintain liquidity for its operations or because the Company determines that investing in real property or other illiquid investments is a better use of its capital than repurchasing its shares. In the event that the Company repurchases some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro-rata basis. In addition, the Company’s board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 10 days’ notice if its directors believe such action is in the Company and its stockholders’ best interests. The Company’s board of directors may also amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that the Company believes should be publicly disclosed before shares are repurchased.
In connection with the Company's entry into the Merger Agreement, the Company's share repurchase program was suspended on September 19, 2019 and was reopened on January 2, 2020. From January 2, 2020 through March 27, 2020, two business days prior to month end, the Company received requests for repurchases of 1,737,191 shares of Class C common stock and 3,309 shares of Class S common stock aggregating $17,820,513 and repurchased 895,216 shares of Class C common stock and no shares of Class S common stock for a total of $9,091,146 through March 31, 2020.
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
On September 18, 2019, a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against the Former Advisor by “John Doe,” a fictitiously-named individual who was one of the Former Advisor's former employees. The Former Advisor understands that the plaintiff was its former Chief Digital Officer, who along with six other employees was subject to a reduction in force, communicated to all in advance, that was a result of financial constraints of the Former Advisor which necessitated the elimination of numerous job positions in May 2019. In the lawsuit, the former employee claims he was terminated in retaliation for his purported whistleblowing with respect to alleged misleading statements made by the Former Advisor and fraudulently induced arbitration requirements applicable to employees and investors. The complaint seeks to enjoin and rescind the enforcement of the arbitration agreement signed by the former employee and the arbitration requirements related to this complaint. The Company is not a party to the lawsuit. The Former Advisor has denied all the accusations and allegations in the complaint and the Former Advisor intends to vigorously defend against the claims made by the plaintiff.
The Company generally does not require collateral or other security from tenants, other than security deposits or letters of credit. However, since concentration of rental revenue from certain tenants exists, the inability of those tenants to make their payments could have an adverse effect on the Company.
Impact of Coronavirus Pandemic
Due to the current coronavirus pandemic in the United States and globally, the Company's tenants and operating partners, property locations and the economy as a whole are impacted. The magnitude and duration of the coronavirus pandemic and its impact on the Company's tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets. It is likely that the U.S. and global economies are entering into a recession, the severity of which is unpredictable but expected to be significant. The prolonged duration and impact of the coronavirus pandemic could materially disrupt the Company's business operations and impact its financial performance.

NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued. Significant subsequent events are described below:
Extension of Leases
Effective January 6, 2020, the Company modified the terms of the lease for its Walgreens property in Santa Maria, CA, eliminating the tenant's options to terminate the lease in 2022 and 2027, resulting in a new termination date of March 31, 2032, by making an incentive payment to the tenant of $490,000, which is payable in four equal installments, with the final installment due April 1, 2020. Effective January 16, 2020, the Company extended the lease term of its Accredo Florida property from June 15, 2022 to December 31, 2024, for minimum annual rents increasing annually. The Company paid a leasing commission of $215,713 to tenant’s broker in February 2020 in connection with this extension of the Accredo lease term.
Debt Financing
On March 2, 2020, the Company borrowed $2,000,000 under a short-term note payable, secured by the Chevron Gas Station in Roseville, CA and $2,000,000 under a short-term note payable secured by the Chevron Gas Station in San Jose, CA. Each note is payable to the Wirta Trust, bears interest at 8% and is due in full including principal and interest on June 2, 2020.
Extension of Maturity of Short-term Notes Payable
Effective February 28, 2020, the Company modified the terms of six of its short-term notes payable, all with one lender, to extend the maturity date of the final installments aggregating $1,242,233 due on March 9, 2020 to April 30, 2020. The Company paid an extension fee of 2%, or $24,845, on the outstanding balance as of March 9, 2020 and will pay interest at 10% for the extension period upon maturity.
Offering Status
As of February 29, 2020, the Company had sold 18,517,936 shares of Class C common stock in the Registered Offerings and Follow-on Offering, for aggregate gross offering proceeds of $186,123,756, which included 1,673,199 shares of Class C common stock sold under its distribution reinvestment plan, for gross proceeds of $16,893,207. As of February 29, 2020, the Company had sold 187,295 shares of Class S common stock in the Class S Offering, for aggregate gross offering proceeds of $1,900,868, which included 2,982 shares of Class S common stock sold under its distribution reinvestment plan for gross proceeds of $30,318.
Distributions
On December 26, 2019, the Company’s board of directors declared distributions based on daily record dates for the period January 1, 2020 through January 31, 2020 at rate of $0.00192210 per share per day, or $1,391,612, on the outstanding shares of the Company's common stock, which the Company paid on February 25, 2020. Of the January 2020 distribution, $830,660 was reinvested through the Company’s DRP.
On January 24, 2020, the Company’s board of directors declared distributions based on daily record dates for the period February 1, 2020 through December 31, 2020 at rate of $0.00191257 per share per day, on the outstanding shares of the Company's common stock which will be determined for each month. The Company paid the February 2020 distribution of $1,382,532 on March 25, 2020. Of the February 2020 distribution, $851,331 was reinvested through the Company’s DRP. The Company is scheduled to pay subsequent distributions on April 27, 2020, May 26, 2020, June 25, 2020, July 27, 2020, August 25, 2020, September 25, 2020, October 26, 2020, November 25, 2020, December 28, 2020 and January 25, 2021, respectively.
Redeemable Common Stock
In connection with the Company's entry into the Merger Agreement, the Company's share repurchase program was suspended on September 19, 2019 and was reopened on January 2, 2020. From January 2, 2020 through March 27, 2020, two business days prior to month end, the Company received requests for repurchases of 1,737,191 shares of Class C common stock and 3,309 shares of Class S common stock aggregating $17,820,513 and repurchased 895,216 shares of Class C common stock and no shares of Class S common stock for a total of $9,091,146 through March 31, 2020.

Advisory Contract with BRIX REIT
On January 31, 2020, the Company's taxable REIT subsidiary entered into an advisory agreement to provide services to BRIX REIT, an affiliate. Pursuant to the contract, the Company will provide customary advisory services such as oversight for BRIX REIT's offering, investments and management. The Company is entitled to customary fees for asset management, acquisition, financing, property management, disposition, leasing and liquidation. In addition, the Company will act as the sponsor of BRIX REIT and BRIX REIT will reimburse the Company for its organization and offering expenses, not to exceed 3% of the gross proceeds of the offering.
Broker-Dealer
On January 2, 2020, the Company entered into an agreement with North Capital Private Securities Corporation ("North Capital"), a broker-dealer registered with the U.S. Securities and Exchange Commission and a member of FINRA and SIPC, and North Capital was appointed as the dealer manager for the Company’s Follow-on Offering of its Class C common stock. North Capital receives fees from the Company for its services amounting to $12,000 per month. In addition, the Company has agreed to pay North Capital an additional monthly variable fee equal to 0.60% of the purchase price of each incremental share of Class C common stock sold in the primary portion of the Follow-on Offering (the “Variable Fee”). The Variable Fee does not become payable until the aggregate gross proceeds raised in the primary portion of the Follow-on Offering since the appointment of North Capital equal or exceed $25 million, and the Variable Fee will be reduced to 0.50% of the purchase price of each share of Class C common stock sold in the primary portion of the Follow-on Offering once the aggregate gross offering proceeds raised in the primary portion of the Follow-on Offering since the appointment of North Capital equal or exceed $75 million. The Company also paid to North Capital a monthly retainer of $60,000 for the first three months following the commencement of the Follow-on Offering, for a maximum retainer of $180,000, in addition to certain costs and expenses.

RW HOLDINGS NNN REIT, INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2019

					Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings & Improvements (1)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements (1)	Total	Accumulated Depreciation and Amortization	Net
Accredo Health	Orlando, FL	2006	6/15/2016	$4,738,338	$1,706,641	$9,003,859	$10,710,500	$198,986	$1,706,641	$9,202,845	$10,909,486	$(1,754,846)	$9,154,640
Walgreens	Stockbridge, GA	2001	6/21/2016	2,115,104	1,033,105	3,820,266	4,853,371	—	1,033,105	3,820,266	4,853,371	(1,175,073)	3,678,298
Dollar General	Litchfield, ME	2015	11/4/2016	634,809	293,912	1,104,202	1,398,114	—	293,912	1,104,202	1,398,114	(125,762)	1,272,352
Dollar General	Wilton, ME	2015	11/4/2016	640,014	212,036	1,472,393	1,684,429	—	212,036	1,472,393	1,684,429	(160,948)	1,523,481
Dollar General	Thompsontown, PA	2015	11/4/2016	640,014	217,912	1,088,678	1,306,590	—	217,912	1,088,678	1,306,590	(120,834)	1,185,756
Dollar General	Mt. Gilead, OH	2015	11/4/2016	634,809	283,578	1,002,457	1,286,035	—	283,578	1,002,457	1,286,035	(115,853)	1,170,182
Dollar General	Lakeside, OH	2015	11/4/2016	634,809	176,515	1,037,214	1,213,729	—	176,515	1,037,214	1,213,729	(118,901)	1,094,828
Dollar General	Castalia, OH	2015	11/4/2016	634,809	154,676	1,033,818	1,188,494	—	154,676	1,033,818	1,188,494	(115,524)	1,072,970
Dana	Cedar Park, TX	2013	12/27/2016	4,551,250	1,290,863	8,312,917	9,603,780	—	1,290,863	8,312,917	9,603,780	(1,492,171)	8,111,609
Northrop Grumman	Melbourne, FL	1986	3/7/2017	5,666,866	1,191,024	12,533,166	13,724,190	—	1,191,024	12,533,166	13,724,190	(2,185,956)	11,538,234
exp US Services	Maitland, FL	1985	3/27/2017	3,385,353	785,801	5,522,567	6,308,368	136,547	785,801	5,659,114	6,444,915	(609,311)	5,835,604
Harley	Bedford, TX	2016	4/13/2017	6,748,029	1,145,196	12,033,092	13,178,288	—	1,145,196	12,033,092	13,178,288	(907,230)	12,271,058
Wyndham	Summerlin, NV	2001	6/22/2017	5,716,200	4,144,069	5,972,433	10,116,502	959,213	4,144,069	6,931,646	11,075,715	(815,730)	10,259,985
Williams-Sonoma	Summerlin, NV	1996	6/22/2017	4,530,600	3,546,744	4,028,821	7,575,565	1,054,532	3,546,744	5,083,353	8,630,097	(746,900)	7,883,197
Omnicare	Richmond, VA	2004	7/20/2017	4,273,552	800,772	6,523,599	7,324,371	219,818	800,772	6,743,417	7,544,189	(587,875)	6,956,314
EMCOR	Cincinnati, OH	2010	8/29/2017	2,862,484	427,589	5,996,509	6,424,098	—	427,589	5,996,509	6,424,098	(424,764)	5,999,334
Husqvarna	Charlotte, NC	2010	11/30/2017	6,379,182	974,663	11,879,485	12,854,148	—	974,663	11,879,485	12,854,148	(756,557)	12,097,591
AvAir	Chandler, AZ	2015	12/28/2017	14,575,000	3,493,673	23,864,227	27,357,900	—	3,493,673	23,864,227	27,357,900	(1,417,062)	25,940,838
3M	DeKalb, IL	2007	2018-03-29	8,290,000	758,780	16,360,400	17,119,180	—	758,780	16,360,400	17,119,180	(2,231,246)	14,887,934
Cummins	Nashville, TN	2001	2018-04-04	8,458,600	3,347,960	12,654,529	16,002,489	—	3,347,960	12,654,529	16,002,489	(1,357,376)	14,645,113
Northrop Grumman Parcel	Melbourne, FL	—	2018-06-21	—	329,410	—	329,410	—	329,410	—	329,410	—	329,410
24 Hour Fitness	Las Vegas, NV	1995	2018-07-27	6,283,898	3,121,985	9,536,325	12,658,310	31,448	3,121,985	9,567,773	12,689,758	(653,647)	12,036,111
Texas Health	Dallas, TX	1978	2018-09-13	4,400,000	1,827,914	5,862,010	7,689,924	—	1,827,914	5,862,010	7,689,924	(384,029)	7,305,895
Bon Secours	Richmond, VA	2001	2018-10-31	5,250,000	1,658,659	9,184,248	10,842,907	—	1,658,659	9,184,248	10,842,907	(526,238)	10,316,669
Costco	Issaquah, WA	1987	2018-12-20	18,850,000	8,202,915	21,825,853	30,028,768	28,786	8,202,915	21,854,639	30,057,554	(1,352,612)	28,704,942
Taylor Fresh Foods	Yuma, AZ	2001	2019-10-24	12,350,000	4,312,016	32,776,370	37,088,386	—	4,312,016	32,776,370	37,088,386	(275,349)	36,813,037
Chevron Gas Station	San Jose, CA	1964	2019-12-31	—	3,787,021	349,180	4,136,201	64,135	3,787,021	413,315	4,200,336	—	4,200,336
Levins	Sacramento, CA	1970	2019-12-31	2,079,793	1,404,863	3,204,715	4,609,578	41,739	1,404,863	3,246,454	4,651,317	—	4,651,317

Chevron Gas Station	Roseville, CA	2003	2019-12-31	—	2,636,663	899,927	3,536,590	248,396	2,636,663	1,148,323	3,784,986	—	3,784,986
Island Pacific Supermarket	Elk Grove, CA	2012	2019-12-31	1,891,225	676,981	1,877,222	2,554,203	203,603	676,981	2,080,825	2,757,806	—	2,757,806
Dollar General	Bakersfield, CA	1952	2019-12-31	2,324,338	1,099,458	3,824,688	4,924,146	237,198	1,099,458	4,061,886	5,161,344	—	5,161,344
Rite Aid	Lake Elsinore, CA	2008	2019-12-31	3,659,338	3,939,724	3,118,185	7,057,909	204,621	3,939,724	3,322,806	7,262,530	—	7,262,530
PMI Preclinical	San Carlos, CA	1974	2019-12-31	4,118,613	4,774,497	5,243,803	10,018,300	62,099	4,774,497	5,305,902	10,080,399	—	10,080,399
EcoThrift	Sacramento, CA	1982	2019-12-31	2,639,237	2,300,717	3,103,932	5,404,649	419,423	2,300,717	3,523,355	5,824,072	—	5,824,072
GSA (MSHA)	Vacaville, CA	1987	2019-12-31	1,796,361	399,062	2,869,790	3,268,852	86,531	399,062	2,956,321	3,355,383	—	3,355,383
PreK Education	San Antonio, TX	2014	2019-12-31	5,140,343	963,044	11,411,964	12,375,008	520,206	963,044	11,932,170	12,895,214	—	12,895,214
Dollar Tree	Morrow, GA	1997	2019-12-31	—	159,829	1,020,053	1,179,882	213,783	159,829	1,233,836	1,393,665	—	1,393,665
Dinan Cars	Morgan Hill, CA	2001	2019-12-31	2,710,834	2,453,420	3,522,337	5,975,757	276,900	2,453,420	3,799,237	6,252,657	—	6,252,657
Solar Turbines	San Diego, CA	1985	2019-12-31	2,843,863	2,483,960	4,722,578	7,206,538	210,729	2,483,960	4,933,307	7,417,267	—	7,417,267
Wood Group	San Diego, CA	1985	2019-12-31	3,478,480	3,461,256	6,358,532	9,819,788	304,387	3,461,256	6,662,919	10,124,175	—	10,124,175
ITW Rippey	El Dorado Hills, CA	1998	2019-12-31	3,112,349	787,945	6,392,126	7,180,071	195,459	787,945	6,587,585	7,375,530	—	7,375,530
Dollar General	Big Spring, TX	2015	2019-12-31	611,161	103,838	1,114,728	1,218,566	139,468	103,838	1,254,196	1,358,034	—	1,358,034
Gap	Rocklin, CA	1998	2019-12-31	3,643,166	2,076,754	5,715,144	7,791,898	946,755	2,076,754	6,661,899	8,738,653	—	8,738,653
L-3 Communications	Carlsbad, CA	1984	2019-12-31	5,284,884	3,552,878	8,099,339	11,652,217	433,675	3,552,878	8,533,014	12,085,892	—	12,085,892
Sutter Health	Rancho Cordova, CA	2009	2019-12-31	14,161,776	2,443,240	26,690,356	29,133,596	2,038,069	2,443,240	28,728,425	31,171,665	—	31,171,665
Walgreens	Santa Maria, CA	2001	2019-12-31	3,000,000	1,832,430	3,512,156	5,344,586	214,801	1,832,430	3,726,957	5,559,387	—	5,559,387
				$195,739,481	$86,775,988	$327,480,193	$414,256,181	$9,691,307	$86,775,988	$337,171,500	$423,947,488	$(20,411,794)	$403,535,694

(1)	Building and improvements include tenant origination and absorption costs.
Notes:

•	The aggregate cost of real estate for U.S. federal income tax purposes was approximately $232,900,000 (unaudited) as of December 31, 2019.

•
Real estate investments (excluding land) are depreciated over their estimated useful lives. Their useful lives are generally 10-48 years for buildings, the shorter of 15 years or remaining lease term for site/building improvements, the shorter of 15 years or remaining contractual lease term for tenant improvements and the remaining lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles for tenant origination and absorption costs.

•	The real estate assets are 100% owned by the Company.

The following table summarizes the Company’s real estate assets and accumulated depreciation and amortization as of December 31, 2019 and 2018:
RW Holdings NNN REIT, INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2019 and 2018

	2019	2018
Real estate investments:
Balance at beginning of year	$235,212,009	$138,810,355
Acquisitions	185,446,483	94,670,988
Improvements to real estate	3,288,996	1,730,666
Balance at end of year	$423,947,488	$235,212,009

Accumulated depreciation and amortization:
Balance at beginning of year	$(10,563,664)	$(3,574,739)
Depreciation and amortization	(9,848,130)	(6,988,925)
Balance at end of year	$(20,411,794)	$(10,563,664)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on April 6, 2020.

RW HOLDINGS NNN REIT, INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AARON S. HALFACRE	Chief Executive Officer, President and Director	April 6, 2020
Aaron S. Halfacre	(principal executive officer)

/s/ RAYMOND WIRTA	Chairman of the Board	April 6, 2020
Raymond Wirta

/s/ RAYMOND J. PACINI	Executive Vice President and Chief Financial Officer	April 6, 2020
Raymond J. Pacini	(principal financial officer)

/s/ SANDRA G. SCIUTTO	Senior Vice President and Chief Accounting Officer	April 6, 2020
Sandra G. Sciutto	(principal accounting officer)

/s/ JOE F. HANAUER	Director	April 6, 2020
Joe F. Hanauer

/s/ ADAM S. MARKMAN	Independent Director	April 6, 2020
Adam S. Markman

/s/ CURTIS B. MCWILLIAMS	Independent Director	April 6, 2020
Curtis B. McWilliams

/s/ THOMAS H. NOLAN, JR.	Independent Director	April 6, 2020
Thomas H. Nolan, Jr.

/s/ JEFFREY RANDOLPH	Independent Director	April 6, 2020
Jeffrey Randolph