Form 10-Q
period 2020-03-31
RW HOLDINGS NNN REIT, INC.
filed 2020-06-24
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
Commission file number: 000-55776
RW HOLDINGS NNN REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-4156046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Newport Center Drive, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)
(855) 742-4862
(Registrant’s telephone number, including area code)

3090 Bristol Street, Suite 550, Costa Mesa, CA 92626
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbols(s)	Name of each exchange on which registered
None	None	None
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2020, there were 23,986,674 shares of Class C common stock outstanding and 187,211 shares of Class S common stock outstanding.

EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by RW Holdings NNN REIT, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 8, 2020, the filing of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (this “Quarterly Report”) was delayed due to circumstances related to the novel coronavirus, or COVID-19, outbreak and its impact on the Company’s operations. The COVID-19 outbreak has caused severe disruptions and has required the Company’s accounting staff and the staff of the Company’s independent registered public accounting firm to work from home, resulting in limited access to the Company’s facilities, which caused a delay in the Company’s ability to prepare and analyze its financial statements for inclusion in this Quarterly Report. As a result, the Company could not file this Quarterly Report on a timely basis. The Company relied on the extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report.

RW HOLDINGS NNN REIT, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we intend that such forward-looking statements be subject to the safe harbor provisions created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•	We are subject to risks associated with deteriorating economic conditions resulting from the COVID-19 pandemic and related disruptions in the financial markets.

•
The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q and may continue to have an adverse impact on our business and results of operations.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to further impairment charges.

•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may be unable to acquire or dispose of properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•
We have substantial indebtedness, and may incur additional secured or unsecured debt, which may affect our ability to pay distributions, expose us to interest rate fluctuation risk, impose limitations on how we operate and expose us to the risk of default under our debt obligations.

•	We may not be able to attain or maintain profitability.

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

Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Real estate investments:
Land	$86,775,988	$86,775,988
Buildings and improvements	301,094,023	309,904,890
Tenant origination and absorption costs	27,482,322	27,266,610
Total investments in real estate property	415,352,333	423,947,488
Accumulated depreciation and amortization	(24,560,099)	(20,411,794)
Total investments in real estate property, net	390,792,234	403,535,694
Investment in unconsolidated entity (Note 5)	10,244,310	10,388,588
Total real estate investments, net	401,036,544	413,924,282

Cash and cash equivalents	4,181,395	6,823,568
Restricted cash	254,279	113,362
Tenant receivables, net	7,016,520	6,224,764
Above-market lease intangibles, net	1,202,251	1,251,734
Due from affiliates (Note 9)	7,638	2,332
Prepaid expenses and other assets	3,122,518	1,867,777
Interest rate swap derivatives	—	34,567
Operating lease right-of-use asset	2,258,305	2,386,877
Goodwill, net	17,320,857	50,588,000
Intangible assets, net	6,231,211	7,700,000
Total assets	$442,631,518	$490,917,263
Liabilities and Equity
Mortgage notes payable, net	$196,829,742	$194,039,207
Unsecured credit facility, net	11,917,324	7,649,861
Short-term notes payable	1,024,750	4,800,000
Accounts payable, accrued and other liabilities	12,684,636	11,555,161
Below-market lease intangibles, net	14,201,537	14,591,359
Due to affiliates (Note 9)	465,770	630,820
Interest rate swap derivatives	2,272,124	1,021,724
Operating lease liability	2,265,005	2,386,877
Total liabilities	241,660,888	236,675,009

Commitments and contingencies (Note 10)

Redeemable common stock	9,675,829	14,069,692

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 23,660,697 and 23,647,466 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	23,661	23,647
Class S common stock $0.001 par value, 100,000,000 shares authorized, 187,640 and 186,606 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	188	187
Additional paid-in-capital	224,849,288	220,714,676
Cumulative distributions and net losses	(84,181,336)	(31,168,948)
Total RW Holdings NNN REIT, Inc. equity	140,691,801	189,569,562
Noncontrolling interests in the Operating Partnership	50,603,000	50,603,000
Total equity	191,294,801	240,172,562
Total liabilities and equity	$442,631,518	$490,917,263
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Rental income	$11,054,409	$5,885,445

Expenses:
Fees to affiliates (Note 9)	—	812,018
General and administrative	2,555,005	539,505
Depreciation and amortization	4,635,524	2,391,496
Interest expense	3,904,656	2,160,350
Property expenses	1,948,719	1,062,652
Impairment of real estate investment properties (Note 4)	9,157,068	—
Impairment of goodwill and intangible assets (Note 3)	34,572,403	—
Reserve for loan guarantee (Note 6)	3,129,290	—
Total expenses	59,902,665	6,966,021
Less: Expenses reimbursed by Former Sponsor (Note 9)	—	(87,999)
Expenses, net	59,902,665	6,878,022

Other income:
Interest income	4,217	5,386
Income from investments in unconsolidated entities, net	20,753	74,033
Total other income	24,970	79,419
Net loss	$(48,823,286)	$(913,158)

Net loss per share, basic and diluted (Note 2)	$(2.05)	$(0.07)

Weighted-average number of common shares outstanding, basic and diluted	23,853,212	13,503,650

Distributions declared per common share	$0.175	$0.178
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	23,647,466	$23,647	186,606	$187	$220,714,676	$(31,168,948)	$189,569,562	$50,603,000	$240,172,562
Issuance of common stock	902,583	903	1,034	1	9,240,292	—	9,241,196	—	9,241,196
Stock compensation expense	5,864	6	—	—	59,578	—	59,584	—	59,584
Class P OP Units compensation expense	—	—	—	—	88,783	—	88,783	—	88,783
Offering costs	—	—	—	—	(557,652)	—	(557,652)	—	(557,652)
Reclassification to redeemable common stock	—	—	—	—	4,393,863	—	4,393,863	—	4,393,863
Repurchase of common stock	(895,216)	(895)	—	—	(9,090,252)	—	(9,091,147)	—	(9,091,147)
Distributions declared	—	—	—	—	—	(4,189,102)	(4,189,102)	—	(4,189,102)
Net loss	—	—	—	—	—	(48,823,286)	(48,823,286)	—	(48,823,286)
Balance, March 31, 2020	23,660,697	$23,661	187,640	$188	$224,849,288	$(84,181,336)	$140,691,801	$50,603,000	$191,294,801

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	12,943,294	$12,943	17,594	$18	$119,247,245	$(16,167,437)	$103,092,769	$—	$103,092,769
Issuance of common stock	1,477,902	1,478	114,923	115	16,155,611	—	16,157,204	—	16,157,204
Stock compensation expense	4,921	5	—	—	49,995	—	50,000	—	50,000
Offering costs	—	—	—	—	(484,564)	—	(484,564)	—	(484,564)
Repurchase of common stock	(224,888)	(225)	—	—	(2,225,762)	—	(2,225,987)	—	(2,225,987)
Distributions declared	—	—	—	—	—	(2,388,694)	(2,388,694)	—	(2,388,694)
Net loss	—	—	—	—	—	(913,158)	(913,158)	—	(913,158)
Balance, March 31, 2019	14,201,229	$14,201	132,517	$133	$132,742,525	$(19,469,289)	$113,287,570	$—	$113,287,570
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net loss	$(48,823,286)	$(913,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,635,524	2,391,496
Stock compensation expense	160,866	100,000
Deferred rents	(370,848)	(347,684)
Amortization of deferred lease incentives	15,301	15,301
Amortization of deferred financing costs	133,240	272,522
Amortization of above-market lease intangibles	49,483	24,261
Amortization of below-market lease intangibles	(389,822)	(118,598)
Impairment of real estate investment properties	9,157,068	—
Impairment of goodwill and intangible assets	34,572,403	—
Allowance for bad debt	112,916	—
Reserve for loan guarantee	3,129,290	—
Unrealized loss on interest rate swap valuation	1,284,967	320,526
Income from investments in unconsolidated entities	(20,753)	(74,033)
Distributions from investments in unconsolidated entities	165,031	233,265
Change in operating assets and liabilities:
Increase in tenant receivables	(533,824)	(24,271)
Decrease in due from affiliates	—	16,838
Increase in prepaid and other assets	(780,042)	(167,592)
Decrease in accounts payable, accrued and other liabilities	(386,353)	(28,809)
Decrease in due to affiliate	(170,356)	(926,328)
Decrease in operating lease right-of-use asset, net of decrease in operating lease liability	6,700	—
Net cash provided by operating activities	1,947,505	773,736

Cash Flows from Investing Activities:
Additions to existing real estate investments	(2,132,535)	—
Additions to intangible assets	(323,690)	—
Additions to lease incentives	(990,000)	—
Net cash used in investing activities	(3,446,225)	—

Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	4,260,000	4,869,000
Repayments of unsecured credit facility	—	(9,800,000)
Proceeds from mortgage notes payable	4,000,000	6,350,000
Principal payments on mortgage notes payable	(1,310,245)	(13,976,246)
Principal payments on short-term notes payable	(3,775,250)	—
Payments of deferred financing costs to third parties	(24,997)	(101,056)
Payments of financing fees to affiliates	—	(63,500)
Proceeds from issuance of common stock and investor deposits	6,880,682	14,393,574
Payments of offering costs	(557,652)	(484,564)
Payments of selling commissions on Class S common stock	(4,176)	(150)
Repurchases of common stock	(9,091,147)	(2,225,987)
Distributions paid to common stockholders	(1,379,751)	(552,134)
Net cash used in financing activities	(1,002,536)	(1,591,063)

Net decrease in cash, cash equivalents and restricted cash	(2,501,256)	(817,327)

Cash, cash equivalents and restricted cash, beginning of period	6,936,930	8,755,928

Cash, cash equivalents and restricted cash, end of period	$4,435,674	$7,938,601

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,661,405	$1,582,395

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification from redeemable common stock	$4,393,863	$—
Reinvested distributions from common stockholders	$2,360,514	$1,763,630
Increase in share repurchases payable	$—	$596,457
Accrued distributions	$448,837	$821,300
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
RW Holdings NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company was formed to primarily invest, directly or indirectly, in real estate owning entities which own single-tenant income-producing properties located in the United States, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.
The Company holds its investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of RW Holdings NNN REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or Katana Merger Sub, LP (“Merger Sub”), which is described below. The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of and owned a 99% partnership interest in the Operating Partnership prior to the completion of the Self-Management Transaction (defined below) on December 31, 2019. The Company's wholly-owned subsidiary, Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 (“NNN LP”), owned the remaining 1% partnership interest in the Operating Partnership and was the sole limited partner of the Operating Partnership prior to the completion of the Self-Management Transaction on December 31, 2019.
Following the completion of the Self-Management Transaction, the Company, including NNN LP, owns an approximately 87% partnership interest in the Operating Partnership. Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (defined below) (“Daisho”) which was spun off from BrixInvest on December 31, 2019, was issued and, as of March 31, 2020 and December 31, 2019, holds 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”), or an approximate 12% limited partnership interest in the Operating Partnership. Daisho is managed by Aaron S. Halfacre, Raymond J. Pacini and Ray Wirta, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman, respectively. In connection with the Self-Management Transaction, the Company's Chief Executive Officer and Chief Financial Officer were issued an aggregate of 56,029 units of Class P limited partnership interest (the “Class P OP Units”) in the Operating Partnership and thereby own the remaining approximate 1% limited partnership interest in the Operating Partnership.
The Company was externally managed by its former advisor, Rich Uncles NNN REIT Operator, LLC (the “Former Advisor”), a Delaware limited liability company, pursuant to the Second Amended and Restated Advisory Agreement dated August 11, 2017, as amended (the “Advisory Agreement”), through December 31, 2019. The Former Advisor was wholly-owned by the Company’s former sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC) (“BrixInvest” or the “Former Sponsor”), a Delaware limited liability company, whose members include Messrs. Halfacre and Wirta. On each of June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Former Sponsor, for a total of 20,000 shares of Class C common stock, at a purchase price of $10.00 per share. Upon completing the Self-Management Transaction, the Former Sponsor's previously held 10,740 shares of the Company’s Class C common stock were canceled.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), Rich Uncles Real Estate Investment Trust I (“REIT I”) merged with and into Merger Sub, a Delaware limited partnership and wholly-owned subsidiary of the Company, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). At such time, the separate existence of REIT I ceased. As a result, the Company issued 8,042,221.6 shares of its Class C common stock to former shareholders of REIT I. In addition, on December 31, 2019, a self-management transaction was completed, whereby the Company, the Operating Partnership, BrixInvest and Daisho effectuated a Contribution Agreement (the “Contribution Agreement”) pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Merger and the Self-Management Transaction, the Company became self-managed (see Note 3).
On July 15, 2015, the Company filed a registration statement on Form S-11 (File No. 333-205684) with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of a maximum of 90,000,000 of its shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of 10,000,000 of its shares of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering” and together with the Primary Offering, the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016, and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to the Registered Offering, the Company sold shares of Class C common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and began selling shares of its Class S common stock as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons.
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
On December 23, 2019, the Company commenced a follow-on offering pursuant to a new registration statement on Form S-11 (File No. 333-231724) (the “Follow-on Offering” and, together with the Registered Offering, the “Registered Offerings”), which registered the offer and sale of up to $800,000,000 in share value of Class C common stock, including $725,000,000 in share value of Class C common stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C common stock pursuant to the Company's distribution reinvestment plan. The Company ceased offering shares pursuant to the Registered Offering concurrently with the commencement of the Follow-on Offering.
On January 31, 2020, the Company’s board of directors approved and established an estimated net asset value (“NAV”) per share of the Company’s common stock of $10.27 (unaudited). Effective February 1, 2020, the purchase price per share of the Company’s common stock in the primary portion of the Follow-on Offering and the distribution reinvestment plans was increased from $10.16 (unaudited) to $10.27 (unaudited). Also, commencing February 1, 2020, the purchase price per share in the primary portion of the Class S Offering was increased to $10.27 (unaudited) plus the amount of any applicable upfront commissions and fees, and the NAV per share used for purposes of the share repurchase programs was increased to $10.27 (unaudited).
In response to the significant economic impacts of the COVID-19 pandemic, effective as of the close of business on May 7, 2020, the Company’s board of directors temporarily suspended the primary portion of the Company’s Follow-on Offering and Class S Offering until such time as the board of directors approved and established an updated estimated NAV per share of the Company’s common stock and determined to resume such primary offerings. On May 20, 2020, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s common stock of $7.00 (unaudited) to reflect the Company's most recent valuation of the Company’s real estate assets, debt and other assets and liabilities. Additional information on the determination of the Company's estimated NAV per share, including the process used to determine its estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on May 22, 2020. With respect to distributions paid to stockholders on May 26, 2020, the purchase price per share of the Company’s common stock in the distribution reinvestment plans was decreased from $10.27 to $7.00. Commencing on June 1, 2020, the Company’s board of directors resumed the primary portions of the Follow-on Offering and the Class S Offering. The purchase price per share in the primary portion of the Follow-on Offering was decreased from $10.27 to $7.00, and the purchase price per share in the primary portion of the Class S Offering was decreased to $7.00 plus the amount of any applicable upfront commissions and fees. The NAV per share used for purposes of future repurchases pursuant to the share repurchase programs was also decreased from $10.27 (unaudited) to $7.00 (unaudited).
Through March 31, 2020, the Company had sold 18,790,532 shares of Class C common stock in the Registered Offerings, including 1,756,093 shares of Class C common stock sold under its registered distribution reinvestment plan, for aggregate gross offering proceeds of $188,922,901, and 187,640 shares of Class S common stock in the Class S Offering, including 3,328 shares of Class S common stock sold under its distribution reinvestment plan, for aggregate gross offering proceeds of $1,904,414.
As of March 31, 2020, the Company had invested in (i) 45 operating properties, comprised of: 20 retail properties, 16 office properties and nine industrial properties (including 20 operating properties which were acquired through the Merger on December 31, 2019 and are comprised of: (a) 11 retail properties, (b) six office properties and (c) three industrial properties); (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; and (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the “TIC Interest”).
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2020.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state the Company's financial position, results of operations and cash flows. All significant intercompany balances and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements. The condensed consolidated financial statements do not include all disclosures or notes required by GAAP for complete financial statements.
Use of Estimates
The preparation of the condensed consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to the COVID-19 pandemic (see Notes 3 and 4 for impairment charges related primarily to COVID-19). Actual results may differ from those estimates.
Noncontrolling Interests in Consolidated Entities
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests are reflected as noncontrolling interests in the accompanying condensed consolidated balance sheets. The noncontrolling interests were issued on December 31, 2019 and represent non-voting, non-dividend accruing interests with no allocation of profits or losses. As described in Note 3, the interests are not able to be converted or exchanged prior to (i) December 31, 2020, the one-year anniversary of the closing of the Self-Management Transaction (in the case of the Class M OP Units), or (ii) the expiration of the Lockup Period (as defined below) (in the case of the Class P OP Units).
Business Combinations
The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and applicable Accounting Standard Updates, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to any non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.
ASC 805 defines a business as an integrated set of activities and assets (collectively, a “set”) that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. To be considered a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASC 805 provides a practical screen to determine when a set would not be considered a business. If the screen is not met and further assessment determines that the set is not a business, then the set is an asset acquisition. The primary difference between a business combination and an asset acquisition is that an asset acquisition requires cost accumulation and allocation at relative fair value. Acquisition costs are capitalized for an asset acquisition and expensed for a business combination (see Note 3 for a description of the Merger and Self-Management Transaction).

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Revenue Recognition
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), effective January 1, 2018. The Company’s revenue impacted by ASU No. 2014-09 included revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. Such revenues are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842, as discussed below, in the period the recoverable costs are incurred. Tenant reimbursements, for which the Company pays the associated costs directly to third-party vendors and is reimbursed by the tenants, are recognized and recorded on a gross basis.
The Company adopted FASB ASU No. 2016-02, Leases (Topic 842), and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01 effective January 1, 2019, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively, “Topic 842”). Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts the Company's accounting for leases primarily as a lessor. However, Topic 842 also impacts the Company's accounting as a lessee for an operating lease assumed as a result of the Self-Management Transaction, which was completed on December 31, 2019.
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in ASU No. 2014-09. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU No. 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that (1) the timing and pattern of transfer of the nonlease components and associated lease components are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company's leasing arrangements, the Company accounted for all lease and nonlease components as one, single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company's timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 in the Company's consolidated statements of operations. For the three months ended March 31, 2020 and 2019, tenant reimbursements included in rental income amounted to $2,360,919 and $1,087,860, respectively.
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
Bad Debts and Allowances for Tenant and Deferred Rent Receivables
Since the adoption of Topic 842 on January 1, 2019, the Company's determination of the adequacy of its allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection, the Company also may record an allowance under other authoritative GAAP depending upon the Company's evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company's consolidated statements of operations.
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
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: (1) whether any expired or existing contracts are leases or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, since January 1, 2019, the Company no longer capitalizes internal leasing costs and third-party legal leasing costs and instead charges these costs to expense as incurred. These expenses are included in legal leasing costs under property expenses in the Company's condensed consolidated statements of operations. The election of the package of practical expedients described above permits the Company to continue to account for its leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases entered into or acquired commencing or modified after January 1, 2019.
Impairment of Investment in Real Estate Properties
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 4, the Company recorded impairment charges of $9,157,068 related to three of its properties during the three months ended March 31, 2020.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Other Comprehensive Loss
For all periods presented, other comprehensive loss is the same as net loss.
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. Diluted EPS is the same as Basic EPS for the three months ended March 31, 2020 and 2019 as the Company had a net loss for both periods. As of March 31, 2020, there were 657,949.5 Class M OP Units and 56,029 Class P OP Units that are convertible to Class C OP Units (defined below) at a conversion ratio of five Class C OP Units for each one Class M OP Unit or Class P OP Unit, as applicable, after a specified period of time (see Note 3). The holders of Class C OP Units may exchange such Class C OP Units for shares of the Company's Class C common stock on a 1-for-1 basis or cash, at the Company’s sole and absolute discretion. The Class M OP Units and Class P OP Units, and the shares of Class C common stock into which they may ultimately be converted, were excluded from the computation of Diluted EPS because their effect would not be dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
The Company has presented the basic and diluted net loss per share amounts on the accompanying condensed consolidated statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for allocating net loss in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss of $(2.05) and $(0.07) per share for Class C shares for the three months ended March 31, 2020 and 2019, respectively, and a net loss of $(2.05) and $(0.07) per share for Class S shares for the three months ended March 31, 2020 and 2019, respectively. The differences in net loss per share if allocated under this method primarily reflects the lower effective distributions per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the distributions relative to the time the shares were outstanding.
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
Goodwill and Intangible Assets: The fair value measurements of goodwill and intangible assets are considered Level 3 nonrecurring fair value measurements. For goodwill, fair value measurement involves the determination of fair value of a reporting unit. The Company uses a Monte Carlo simulation model to estimate future performance, generating the fair value of the reporting unit's business. For intangible assets, fair value measurements include assumptions with inherent uncertainty, including projected Offering volumes and related projected revenues and long-term growth rates, among others. The carrying value of intangible assets is at risk of impairment if future projected Offerings proceeds, revenues or long-term growth rates are lower than those currently projected.
Unsecured credit facility and short-term notes payable: The fair values of the Company’s unsecured credit facility and short-term notes payable approximate the carrying values of the unsecured credit facility and short-term notes payable as their interest rates and other terms are comparable to those available in the market place for a similar credit facility and short-term note, respectively.
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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing or modification and for on-site and tenant improvements or property taxes. Restricted cash as of March 31, 2020 and December 31, 2019 amounted to $254,279 and $113,362, respectively.
Pursuant to lease agreements, the Company has obligations to pay for $60,598 and $98,329 in site and tenant improvements to be incurred by tenants as of March 31, 2020 and December 31, 2019, respectively, including a 72.7% share of tenant improvements for the Santa Clara property at both balance sheet dates. At both March 31, 2020 and December 31, 2019, the Company's restricted cash held to fund the improvements totaled $92,684. As of March 31, 2020 and December 31, 2019, the Company also held restricted cash of $161,595 and $20,678, respectively, for lender reserves.
Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. The Company evaluates goodwill for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other on an annual basis, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized. Due to the impacts of the COVID-19 pandemic, the Company performed an impairment test of goodwill. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated fair value of the Company’s net tangible and intangible assets to the preliminary carrying value of its net tangible and intangible assets as of March 31, 2020. The Company recorded a goodwill impairment charge of $33,267,143 for the three months ended March 31, 2020 representing the excess of the Company’s net book value over its estimated fair value.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Intangible assets consist of purchased customer-related intangible assets, marketing-related intangible assets, developed technology and other intangible assets. Intangible assets are amortized over their estimated useful lives using the straight-line method ranging from three to five years. No significant residual value is estimated for intangible assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Due to the impacts of the COVID-19 pandemic, the Company evaluated its intangible assets for impairment and recorded an impairment loss of $1,305,260 for the three months ended March 31, 2020.
See Note 3 for additional information related to goodwill and other intangible assets acquired in connection with the Self-Management Transaction and impairments recorded.
Restricted Stock Units and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on the most recent NAV per share of the Company’s common stock on the date of issuance or grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction discussed in Note 3 are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 and condensed consolidated statement of equity for the three months ended March 31, 2020. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 3).
The Company determines the accounting classification of equity instruments (e.g. restricted stock units) that are issued as purchase consideration or part of the purchase consideration in a business combination, as either liability or equity, by first assessing whether the equity instruments meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”), and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, equity instruments are classified as liabilities if the equity instruments are mandatorily redeemable, obligate the issuer to settle the equity instruments or the underlying shares by paying cash or other assets, or must or may require an unconditional obligation that must be settled by issuing a variable number of shares.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Recent Accounting Pronouncements
New Accounting Standards Recently Issued and Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement. In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for the Company beginning January 1, 2020. Entities were permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU No. 2018-13 on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.
New Accounting Standards Recently Issued and Not Yet Adopted
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Topic 842 Q&A”). The Company adopted the lease accounting standards of Topic 842 beginning January 1, 2019. Under Topic 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not accounted for under the lease modification guidance in Topic 842. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in Topic 842.
Because of the unprecedented and global nature of the COVID-19 pandemic, the FASB staff is aware that it may be exceedingly challenging for entities to determine whether existing contracts provide enforceable rights and obligations for lease concessions and whether those concessions are consistent with the terms of the contract or are modifications to the contract. As such, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The FASB staff expects that reasonable judgment will be exercised in making those determinations. Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract.
The FASB staff expects that there will be multiple ways to account for those deferrals, none of which the FASB staff believes are more preferable than the others. Two of those methods are: (1) account for the concessions as if no changes to the lease contract were made; under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables/payments accrue; in its income statement, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period; and (2) account for the deferred payments as variable lease payments.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The Company is presently evaluating the accounting elections available under Topic 842 Q&A for lease concessions related to the effects of the COVID-19 pandemic and its impact on the Company’s financial statements. The Company did not have any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s condensed consolidated balance sheet as of March 31, 2020 or condensed consolidated statement of operations for the three months ended March 31, 2020. However, subsequent to March 31, 2020, several tenants have requested lease concessions or deferrals for future periods. The Company is creating an inventory of tenants which have or are expected to request lease concessions. Future lease concessions may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments with respect to the continued spread and treatment of COVID-19, which the Company cannot accurately predict at this time.
NOTE 3. MERGER AND SELF-MANAGEMENT TRANSACTION
REIT I Merger Transaction
On December 31, 2019, pursuant to the Merger Agreement, the Company completed the acquisition of REIT I. The Company's stockholders approved the Merger contemplated by the Merger Agreement at the Annual Meeting of Stockholders held on December 17, 2019 (the “Annual Meeting”). The shareholders of REIT I approved the Merger contemplated by the Merger Agreement at REIT I’s Special Meeting of Shareholders, also held on December 17, 2019. On December 31, 2019, REIT I merged with and into Merger Sub, which survived the Merger as the Company's direct, wholly-owned subsidiary. At such time, the separate existence of REIT I ceased. The acquisition primarily included 20 single-tenant commercial properties and related tenant receivables, mortgage notes payable and accounts payable, in exchange for Merger consideration for each of REIT I's common shares (the “REIT I Common Shares”) issued and outstanding immediately prior to the Merger, other than the REIT I Common Shares owned by the Company, which were automatically canceled and retired, and converted into the right to receive one share of the Company's Class C common stock, with any fractional REIT I Common Shares converted into a corresponding number of fractional shares of the Company’s Class C common stock. As a result, the Company issued 8,042,221.6 shares of its Class C common stock to former shareholders of REIT I. As further discussed in Note 5, prior to the merger of REIT I with and into Merger Sub on December 31, 2019, the Company had an approximate 4.8% ownership interest in REIT I.
Accounting Treatment
While the Merger transaction was treated legally as a merger of the two entities, for accounting purposes, the transaction was treated as an asset acquisition under GAAP because REIT I did not possess the capability to operate its properties to generate revenue since it had no workforce. It was dependent on its advisor and did not possess the processes to perform asset management, property purchase and sale transactions or the resulting revenue generation on a stand-alone basis. The real estate assets acquired are similar in nature to each other and represent substantially all of the fair value of the assets acquired. While there are some dissimilarities including the nature of the use (retail, industrial and office), each of the properties is subject to a multi-year lease with a single creditworthy tenant and the properties have similar risk profiles, generally including a mortgage secured only by the property. In addition, 17 of the 20 properties (approximately 93% by value as of the transaction date) are located in California and therefore subject to California law and all properties are managed without on-site offices. Merger Sub, not REIT I, was the surviving entity, there was no entity level debt and there was no contingent consideration paid, as would be typical in the purchase of an operating business.
The assets and liabilities acquired in the Merger were recorded at fair value as determined as of December 31, 2019, including normal adjustments for the values of lease-in-place and above/below market leases and premium/discount on outstanding mortgage notes payable. The Company incurred approximately $3,044,000 of acquisition-related transaction costs during 2019. These acquisition-related transaction costs were capitalized to the acquired real estate assets. As the transaction closed on the final day of the year, the Merger did not have an impact on the Company's consolidated statement of operations for the year ended December 31, 2019 (see Unaudited Pro Forma Financial Information Reflecting both the Merger and Self-Management Transaction below).
Purchase Price Allocation
The Company accounted for the Merger in accordance with the accounting standards codification guidance for business combinations, whereby the total purchase price was allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing date. As of December 31, 2019, the Company had substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table summarizes the allocation of the purchase price to the fair values assigned to the REIT I assets acquired and liabilities assumed as of December 31, 2019, the Merger closing date. These fair values were based on internal Company and independent external third-party valuations:

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
Self-Management Transaction
On September 19, 2019, the Company, the Operating Partnership, BrixInvest and Daisho entered into the Contribution Agreement pursuant to which the Company agreed to acquire substantially all of the net assets of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership and assumed certain liabilities. On December 31, 2019, the Self-Management Transaction was completed.
Prior to the closing of the Self-Management Transaction: (i) substantially all of BrixInvest’s assets and liabilities were contributed to Daisho’s wholly-owned subsidiary, modiv, LLC, a Delaware limited liability company ("modiv, LLC"); and (ii) BrixInvest spun off Daisho to the BrixInvest members (the “Spin Off”). Pursuant to the Self-Management Transaction, Daisho contributed to the Operating Partnership all of the membership interests in modiv, LLC in exchange for the Class M OP Units.
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
BrixInvest had been engaged in the business of serving as the sponsor platform supporting the operations of the Company, REIT I and, prior to October 28, 2019, BRIX REIT, Inc. (“BRIX REIT”), including serving, directly or indirectly, as advisor and asset manager to the Company, REIT I and, until October 28, 2019, BRIX REIT.
As a result of the Merger and the Self-Management Transaction, effective December 31, 2019, the Company, its Former Advisor and BrixInvest, which wholly owned the Company's Former Advisor, mutually agreed to terminate the Advisory Agreement, and the Company became self-managed. Accordingly, disclosures with regard to the Advisory Agreement elsewhere in this Quarterly Report on Form 10-Q pertain only to transactions with the Company's Former Advisor through December 31, 2019.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The Class M OP Units were issued to Daisho on December 31, 2019 in connection with the Self-Management Transaction and are non-voting, non-dividend accruing, and are not able to be converted or exchanged prior to the one-year anniversary of the completion of the Self-Management Transaction. Investors holding units in BrixInvest received Daisho units in a ratio of 1:1 for an aggregate of 657,949.5 Daisho units. Prior to the one-year anniversary of the completion of the Self-Management Transaction, Daisho plans to distribute the Class M OP Units to its members and the Class M OP Units will become convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion ratio of five Class C OP Units for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction will vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction. In the event that the Class M OP Units are converted into Class C OP Units prior to December 31, 2023, such Class M OP Units shall be exchanged at the rate indicated below:

Date of Exchange	Early Conversion Rate
From December 31, 2020 to December 30, 2021	50% of the Class M conversion ratio
From December 31, 2021 to December 30, 2022	60% of the Class M conversion ratio
From December 31, 2022 to December 30, 2023	70% of the Class M conversion ratio
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
Based on the current conversion ratio of five Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the current NAV per share of $7.00, a Class M OP Unit would be valued at $35.00. The current NAV does not impact the early conversion rate or the future conversion enhancement ratio of the Class M and Class P OP Units.
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
The Company issued a total of 56,029 Class P OP Units to Messrs. Halfacre and Pacini, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. As of March 31, 2020, the approximate gross value of the 29,711 Class P OP Units was $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense. During the three months ended March 31, 2020, the Company amortized and charged $88,783 to stock compensation expense. The unamortized value of these units was $1,420,536 as of March 31, 2020.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Under the Amended OP Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interest of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership representing a combined total of approximately 13% of equity in the Operating Partnership.
Registration Rights Agreement
On December 31, 2019, the Company, the Operating Partnership and Daisho entered into a Registration Rights Agreement pursuant to which Daisho (or any successor holder) has the right, after one year from the date of the Self-Management Transaction, to request that the Company register for resale, under the Securities Act, shares of the Company's Class C common stock issued or issuable to such holder in exchange for the Class C OP Units as described above.
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
The fair value measurement of the consideration transferred was based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of the Class M OP Units and the Class P OP Units included projections for (i) property acquisitions and changes in property values, (ii) new investors, and (iii) follow on investments by existing stockholders. The consideration transferred in the Self-Management Transaction was determined to have a fair value of $50,603,000 based on a probability weighted analysis of achieving the requisite AUM and AFFO hurdles. The Class M OP Units and the 26,318 Class P OP Units issued in connection with the Self-Management Transaction were treated as permanent equity of the Company for accounting purposes because the Class M OP Units and the Class P OP Units are not mandatorily redeemable by the Company. In addition, there is no unconditional obligation to issue a variable number of shares; the Class M OP Units and the Class P OP Units are issued in the form of shares and as such would not represent a financial instrument other than an outstanding share that embodies a conditional obligation, and they do not possess the characteristics of freestanding derivatives. Moreover, they are not redeemable for cash or other assets at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. The Class M OP Units and the Class P OP Units are a single financial instrument, including the conversion ratio enhancement, which cannot be detached and is not separately exercisable.
As of December 31, 2019, the Company had substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date. The Company incurred $1,468,913 in costs in connection with the Self-Management Transaction, which were included in the consolidated statement of operations for the year ended December 31, 2019 and an additional $245,886 in post-closing costs during the three months ended March 31, 2020.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Purchase Price Allocation
The following table summarizes the allocation of the purchase price to the fair values assigned to the BrixInvest assets acquired and liabilities assumed as of December 31, 2019, the closing date of the Self-Management Transaction. These fair values were based on internal Company and independent external third-party valuations:

Fair Values Assigned	December 31, 2019
Assets:
Cash and cash equivalents	$(204,176)
Prepaid expenses and other assets	(305,212)
Operating lease right-of-use asset	(2,386,877)
Intangible assets	(7,700,000)
Liabilities:
Short-term notes payable	4,800,000
Due to affiliates	630,820
Bank line of credit	800,000
Accounts payable and other liabilities	2,070,968
Operating lease liability	2,386,877
Net liabilities assumed	92,400
Less: Cancellation of investment in the Company	(107,400)
Add: Contribution of Class M OP Units and Class P OP Units	50,603,000
Goodwill	$50,588,000
As the transaction closed on the final day of 2019, such purchase accounting adjustments did not have any impact on the Company's consolidated statement of operations for the year ended December 31, 2019 (see Unaudited Pro Forma Financial Information Reflecting both the Merger and Self-Management Transaction below).
Prior to the closing of the Self-Management Transaction, BrixInvest held 10,740 shares of Class C common stock in the Company, purchased at $10.00 per share. These shares were canceled in connection with the Self-Management Transaction.
Goodwill
The goodwill recognized was primarily attributable to the Company's ability to be self-managed, the value of the workforce which includes growth opportunities, from both existing and new investment, income streams and the ability to offer new products, the investor platform acquired from BrixInvest and its expected synergies resulting from the Self-Management Transaction and the Merger. Key areas of expected cost synergies include increased purchasing power for acquiring properties, lower financing costs and administrative efficiencies. Goodwill is expected to be mostly non-deductible for tax purposes. As permitted under ASC 805 for business combinations, the Company recorded goodwill because the purchase price of the Self-Management Transaction exceeded the estimated fair value of net identified tangible and intangible assets acquired.
The current COVID-19 pandemic in the United States and globally, and the magnitude and uncertain duration of the economic impacts have resulted in challenges in attracting investor equity during this period of economic weakness and volatility. The disruption in the Company's Offerings is expected to have a protracted impact on capital raising, and the recessionary pressures on the economy have resulted in real estate market uncertainty and an approximate 14% decrease in the estimated fair value of the Company’s real estate properties as of April 30, 2020 as compared with the estimated fair value of the Company’s real estate properties as of December 31, 2019 (see “Updated Estimated NAV Per Share, Temporary Suspension of Primary Offerings and Resumption of Primary Offerings” in Note 11). Given these circumstances, the Company has revised its capital raise projections, its projections of new investment and other factors contributing to the Company's analysis of estimated fair value of its consolidated business operations. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated fair value of the Company’s net tangible and intangible assets, including the estimated fair value of the business acquired from its Former Sponsor, to the carrying value of its net tangible and intangible assets as of March 31, 2020. Since the estimated fair value of the Company’s net tangible and intangible assets was less than the carrying amount of its net tangible and intangible assets, the Company recorded a goodwill impairment charge of $33,267,143 for the three months ended March 31, 2020.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The net carrying amount of goodwill as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Goodwill	$17,320,857	$50,588,000
Intangible Assets Acquired
The allocation of the purchase price to the net assets acquired resulted in the recognition of $7,700,000 of intangible assets as of the closing date. The fair values of the acquired investor lists and developed technology assets, primarily the investor online platform, were determined using the adjusted cost approach, which approximates fair value. The useful lives of the intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.
Intangible assets, net as of March 31, 2020 and December 31, 2019 and related useful lives are as follows:

Intangible Assets	Weighted-Average Useful Life	March 31, 2020	December 31, 2019
Investor list, net	5.0 years	$3,494,740	$4,800,000
Web services technology, domains and licenses	3.0 years	3,223,690	2,900,000
		6,718,430	7,700,000
Accumulated amortization		(487,219)	—
Net		$6,231,211	$7,700,000
During the three months ended March 31, 2020, the Company acquired additional web services technology intangible assets of $323,690. Amortization expense for the three months ended March 31, 2020 amounted to $487,219.
As discussed previously, the COVID-19 pandemic has caused significant disruptions in the economy and uncertainties in the investment markets. Based on the impacts on the Company's investors and the economy, the Company evaluated the fair value of intangibles to determine if they exceeded the respective carrying values and determined that a portion of the investor list would no longer be viable and, therefore, an impairment charge of $1,305,260 was recorded for the three months ended March 31, 2020.
The estimated amortization expense for the succeeding fiscal years is as follows: April to December 2020, $1,319,829; 2021, $1,759,772; 2022, $1,759,772; 2023, $706,630; and 2024, $685,208.
NOTE 4. REAL ESTATE INVESTMENTS, NET
As of March 31, 2020, the Company’s real estate investment portfolio consisted of (i) 45 operating properties (including 20 operating properties acquired in connection with the Merger on December 31, 2019) located in 14 states consisting of: 20 retail properties, 16 office properties and nine industrial properties, (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties and (iii) a 72.7% undivided TIC Interest in an office property in Santa Clara, CA, as discussed in Note 5.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table provides summary information regarding the Company’s real estate portfolio as of March 31, 2020:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,269,349	$(1,871,480)	$9,253,716
Walgreens	Stockbridge, GA	6/21/2016	Retail	4,147,948	705,423	(1,267,978)	3,585,393
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(135,823)	1,262,291
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(173,824)	1,510,605
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(130,501)	1,176,089
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(125,121)	1,160,914
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(128,413)	1,085,316
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(124,766)	1,063,728
Dana (1)	Cedar Park, TX	12/27/2016	Industrial	6,208,511	1,210,874	(1,614,815)	5,804,570
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(2,381,713)	11,342,477
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,248	(665,302)	5,779,614
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(993,943)	12,184,345
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(904,354)	10,171,361
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(824,788)	7,805,310
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(649,024)	6,895,165
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(469,614)	5,954,484
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(845,830)	12,008,318
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(1,590,580)	25,767,320
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(2,542,582)	14,576,598
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(1,556,016)	14,446,473
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
24 Hour Fitness (1)	Las Vegas, NV	7/27/2018	Retail	5,820,268	1,204,973	(766,662)	6,258,579
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(458,357)	7,231,567
Bon Secours	Richmond, VA	10/31/2018	Office	10,388,751	800,356	(638,721)	10,550,386
Costco	Issaquah, WA	12/20/2018	Office	27,292,418	2,765,136	(1,677,641)	28,379,913
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,370	2,894,017	(605,767)	36,482,620
Chevron Gas Station	San Jose, CA	12/31/2019	Retail	4,054,759	145,577	(15,158)	4,185,178
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	(55,152)	4,596,165
Chevron Gas Station	Roseville, CA	12/31/2019	Retail	3,648,571	136,415	(29,757)	3,755,229
Island Pacific Supermarket	Elk Grove, CA	12/31/2019	Retail	2,560,311	197,495	(24,754)	2,733,052
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	(36,783)	5,124,561
Rite Aid	Lake Elsinore, CA	12/31/2019	Retail	6,842,089	420,441	(38,671)	7,223,859
PMI Preclinical	San Carlos, CA	12/31/2019	Office	9,672,174	408,225	(51,080)	10,029,319
EcoThrift	Sacramento, CA	12/31/2019	Retail	5,550,226	273,846	(74,370)	5,749,702
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	(34,629)	3,320,754
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	447,927	(149,857)	12,745,357
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	(17,728)	1,375,937
Dinan Cars (1)	Morgan Hill, CA	12/31/2019	Industrial	4,944,501	—	(33,878)	4,910,623
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	(301,065)	7,116,202
Wood Group	San Diego, CA	12/31/2019	Office	9,731,220	392,955	—	10,124,175
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	304,387	—	7,375,530
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	(12,742)	1,345,292
Gap	Rocklin, CA	12/31/2019	Office	8,378,276	360,377	(119,827)	8,618,826
L-3 Communications	San Diego, CA	12/31/2019	Office	11,631,857	454,035	(117,706)	11,968,186
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,555,055	1,616,610	(270,087)	30,901,578
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	(33,240)	5,526,147
				$387,870,011	$27,482,322	$(24,560,099)	$390,792,234
(1) See impairment charges discussion below.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Impairment Charges
During late March 2020, the Company learned that there would be a substantial impact on the real estate market and specifically on fitness centers due to the COVID-19 pandemic and the requirement of an indefinite and potentially extended period of store closures, and expected that 24 Hour Fitness would have significant difficulty in making rent payments. On March 31, 2020, the Company received written notice that due to circumstances beyond their control, including the response to the COVID-19 pandemic and directives and mandates of various governmental authorities, the Las Vegas, Nevada 24 Hour Fitness store leased from the Company had been closed on or about March 17, 2020 and remained closed as of the date of the tenant's notice. The tenant's notice stated that it would not make the April 2020 rent payment. The Company's special purpose subsidiary, which owns the property, immediately initiated negotiations with the tenant; however, no further rent payments were received and on June 15, 2020, the Company received written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary.
On April 1, 2020, the Company’s special purpose subsidiary initiated negotiations with the lender on the property regarding the special purpose subsidiary's request for a deferral of mortgage payments until the tenant resumes paying rent. The lender on this property did not agree to provide any substantial mortgage relief to the Company's special purpose subsidiary, but rather agreed to only temporarily reduce its $32,000 monthly mortgage payment by $8,000 for the next four monthly payments. If the Company's special purpose subsidiary cannot find a replacement tenant, then the Company's special purpose subsidiary may allow the lender to foreclose on the property and take possession. As such, the Company concluded that it was necessary to record an impairment charge to reduce the net book value of the property to its estimated fair value.
In addition, the Company determined that the effects of the COVID-19 pandemic on the overall economy and real estate market are expected to have negative impacts on the Company's ability to re-lease two vacant properties, the property formerly leased to Dinan Cars located in Morgan Hill, California through January 31, 2020 and the property leased to Dana, but currently unoccupied, located in Cedar Park, Texas. Based on an evaluation of the value of these two properties, the Company determined that impairment charges are required to reflect the reduction in value due to the uncertainty regarding leasing or sale prospects.
The Company recorded impairment charges aggregating $9,157,068 as of March 31, 2020, based on the estimated fair value of these real estate properties. These impairment charges are reflected in the Company’s results of operations for the three months ended March 31, 2020. The aggregate impairment charges represented approximately 2.2% of the Company’s total investments in real estate property before impairments. The details of the Company's real estate impairment charges follow:

Property	Location	Amount
Dana	Cedar Park, TX	$2,184,395
24 Hour Fitness	Las Vegas, NV	5,664,517
Dinan Cars	Morgan Hill, CA	1,308,156
		$9,157,068
Acquisitions or Dispositions
The Company did not acquire or dispose of any real estate property during the three months ended March 31, 2020 and 2019.
Asset Concentration
The Company does not have any real estate property with a net book value that is greater than 10% of its total assets as of March 31, 2020 and December 31, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Revenue Concentration
The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Property and Location	Revenue (1)	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$—	—%	$678,503	11.5%
AvAir, Chandler, AZ	$—	—%	$666,774	11.3%

(1)	No tenants represented the source of 10% of total revenues for the three months ended March 31, 2020.
Operating Leases
The Company’s real estate properties are primarily leased to tenants under net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
As of March 31, 2020, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, excluding any rents from 24 Hour Fitness due to its rejection of the lease in connection with its bankruptcy proceeding and any renewal periods, are as follows:

April through December 2020	$21,184,574
2021	27,024,229
2022	24,757,486
2023	21,505,686
2024	20,943,037
2025	17,140,733
Thereafter	53,850,500
$186,406,245
Intangibles
As of March 31, 2020, the Company’s lease intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$27,482,322	$1,547,546	$(15,713,974)
Accumulated amortization	(7,232,120)	(345,295)	1,512,437
Net amount	$20,250,202	$1,202,251	$(14,201,537)

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The intangible assets acquired in connection with these acquisitions have a weighted average amortization period of approximately 9.3 years as of March 31, 2020. As of March 31, 2020, the amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
April through December 2020	$3,681,811	$148,450	$(1,169,464)
2021	4,014,676	179,882	(1,551,783)
2022	2,979,198	164,607	(1,158,227)
2023	2,102,056	161,957	(182,928)
2024	1,897,592	157,327	(168,559)
2025	1,897,592	157,327	(168,559)
Thereafter	3,677,277	232,701	(9,802,017)
	$20,250,202	$1,202,251	$(14,201,537)

Weighted-average remaining amortization period	7.2 years	7.5 years	12.4 years
NOTE 5. INVESTMENT IN UNCONSOLIDATED ENTITY
The Company’s investment in unconsolidated entity as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
The TIC Interest	$10,244,310	$10,388,588
As discussed in Note 3, REIT I merged with the Company on December 31, 2019. The Company’s income (loss) from investments in unconsolidated entities for the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended March 31,
	2020	2019
The TIC Interest	$20,753	$80,360
REIT I	—	(6,327)
	$20,753	$74,033
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in an office property in San Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of the Company's board of directors in December 2019. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended March 31, 2020 and 2019, the Company received $165,031 and $163,899 in cash distributions, respectively.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following is summarized financial information for the Santa Clara property as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:

	March 31, 2020	December 31, 2019
Assets:
Real estate investments, net	$30,656,857	$30,858,240
Cash and cash equivalents	323,226	275,760
Other assets	325,248	228,770
Total assets	$31,305,331	$31,362,770
Liabilities:
Mortgage notes payable	$13,682,552	$13,746,635
Below-market lease, net	2,989,957	2,953,360
Other liabilities	237,064	68,587
Total liabilities	16,909,573	16,768,582
Total equity	14,395,758	14,594,188
Total liabilities and equity	$31,305,331	$31,362,770

	Three Months Ended March 31,
	2020	2019
Total revenues	$597,920	$666,421
Expenses:
Interest expense	141,703	142,520
Depreciation and amortization	249,218	248,136
Other expenses	178,457	165,245
Total expenses	569,378	555,901
Net income	$28,542	$110,520
REIT I
Prior to the Merger on December 31, 2019, the Company had an approximate 4.8% ownership interest in REIT I. The Company recorded its share of loss of REIT I based on REIT I’s results of operations for the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company received $69,366 in cash distributions related to its interest in REIT I. The following is REIT I's summarized results of operations for the three months ended March 31, 2019:

Total revenues	$3,288,644
Expenses:
Depreciation and amortization	1,442,060
Interest expense	863,173
Other expenses	1,228,863
Total expenses	3,534,096
Other income:
Other income	113,773
Net loss	$(131,679)

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 6. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
Tenant receivables consisted of the following:

	March 31, 2020	December 31, 2019
Straight-line rent	$3,912,086	$3,541,238
Tenant rent	458,003	420,959
Tenant reimbursements	2,217,596	1,854,883
Tenant other	541,751	407,684
Total	7,129,436	6,224,764
Allowance for bad debt	(112,916)	—
Net	$7,016,520	$6,224,764
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$1,048,125	$660,111
Accrued expenses (a)	4,301,864	5,772,164
Accrued distributions	1,407,327	962,615
Accrued interest payable	1,004,495	1,690,168
Unearned rent	1,539,978	1,963,896
Reserve for loan guarantee (b)	3,129,290	—
Deferred commission payable	900	1,050
Lease incentive obligation	252,657	505,157
Total	$12,684,636	$11,555,161

(a)	Includes accrued Merger expenses of $1,188,437 and $1,570,622 as of March 31, 2020 and December 31, 2019, respectively.

(b)
Represents the estimated liability for a loan guarantee related to the secured mortgage for the Las Vegas, Nevada 24 Hour Fitness property, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property. See Note 4 for additional information.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 7. DEBT
Mortgage Notes Payable, Net
As of March 31, 2020 and December 31, 2019, the Company’s mortgage notes payable consisted of the following:

Collateral	2020 Principal Amount	2019 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreen properties	$6,816,796	$6,853,442	3.95%	3.95%	7/1/2021
Six Dollar General properties	3,800,036	3,819,264	4.69%	4.69%	4/1/2022
Dana property	4,530,236	4,551,250	4.56%	4.56%	4/1/2023
Northrop Grumman property	5,630,075	5,666,866	4.40%	4.40%	3/2/2021
exp US Services property	3,369,558	3,385,353	(3)	4.25%	11/17/2024
Harley property	6,716,965	6,748,029	4.25%	4.25%	9/1/2024
Wyndham property (2)	5,689,500	5,716,200	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,509,300	4,530,600	One-month LIBOR+2.05%	4.34%	6/5/2022
Omnicare property	4,253,665	4,273,552	4.36%	4.36%	5/1/2026
EMCOR property	2,849,789	2,862,484	4.35%	4.35%	12/1/2024
Husqvarna property	6,379,182	6,379,182	(4)	4.60%	2/20/2028
AvAir property	14,575,000	14,575,000	(5)	4.84%	3/27/2028
3M property	8,260,000	8,290,000	One-month LIBOR+2.25%	5.09%	3/29/2023
Cummins property	8,428,000	8,458,600	One-month LIBOR+2.25%	5.16%	4/4/2023
24 Hour Fitness property (6)	6,258,579	6,283,898	4.64%	4.64%	4/1/2049
Texas Health property	4,400,000	4,400,000	4.00%	4.00%	12/5/2024
Bon Secours property	5,233,173	5,250,000	5.41%	5.41%	9/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	1/1/2030
Taylor Fresh Foods	12,350,000	12,350,000	3.85%	3.85%	11/1/2029
Levins property (7)	2,067,990	2,079,793	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket property (7)	1,880,492	1,891,225	One-month LIBOR + 1.93%	3.74%	5/30/2033
Dollar General Bakersfield property (7)	2,310,555	2,324,338	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid property (7)	3,637,421	3,659,338	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical property (7)	4,094,189	4,118,613	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift property (7)	2,622,883	2,639,237	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA (MSHA) property (7)	1,785,347	1,796,361	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK San Antonio property (7)	5,114,835	5,140,343	4.25%	4.25%	12/1/2021
Dinan Cars property (7) (8)	2,046,889	2,710,834	One-month LIBOR + 2.27%	4.02%	1/5/2022
Solar Turbines, Amec Foster, ITW Rippey properties (7)	9,379,961	9,434,692	3.35%	3.35%	11/1/2026
Dollar General Big Spring property (7)	608,242	611,161	4.50%	4.50%	4/1/2022
Gap property (7)	3,625,291	3,643,166	4.15%	4.15%	8/1/2023
L-3 Communications property (7)	5,260,244	5,284,884	4.69%	4.69%	4/1/2022
Sutter Health property (7)	14,095,043	14,161,776	4.50%	4.50%	3/9/2024
Walgreens property (7)	3,000,000	3,000,000	7.50%	7.50%	8/6/2020
Chevron Roseville property (9)	2,000,000	—	8.00%	8.00%	9/1/2020
Chevron San Jose property (9)	2,000,000	—	8.00%	8.00%	9/1/2020
Total mortgage notes payable	198,429,236	195,739,481
Plus unamortized mortgage premium (10)	471,413	489,664
Less unamortized deferred financing costs	(2,070,907)	(2,189,938)
Mortgage notes payable, net	$196,829,742	$194,039,207

(1)
Contractual interest rate represents the interest rate in effect under the mortgage note payable as of March 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2020, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments).

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

(3)	The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate is T-Bill index plus 3.25%.

(4)	The initial contractual interest rate is 4.60% for the first five years and the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% for the second five years.

(5)	The initial contractual interest rate is 4.84% for the first five-years and, starting March 28, 2023, the interest rate is the greater of 4.60% or five-year TCM plus 2.45% for the second five-years.

(6)
The interest rate adjusts in the 133rd, 253rd and 313th months. As discussed in Note 4, during the three months ended March 31, 2020, the Company recorded an impairment charge of $5,664,517 related to its investment in the 24 Hour Fitness property in Las Vegas, Nevada due to the substantial impact on fitness centers from the COVID-19 pandemic and the requirement of an indefinite and potentially extended period of store closures and the resulting inability of the tenant to make rent payments. On April 1, 2020, the Company’s special purpose subsidiary initiated negotiations with the lender on the 24 Hour Fitness property regarding the special purpose subsidiary's request for a deferral of mortgage payments until the tenant resumes paying rent. The lender on this property did not agree to provide any substantial mortgage relief to the Company's special purpose subsidiary, but rather agreed to only temporarily reduce its $32,000 monthly mortgage payment by $8,000 for the next four monthly payments. On June 15, 2020, the Company received written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary. If the Company's special purpose subsidiary cannot find a replacement tenant, then it may allow the lender to foreclose on the property and take possession. The estimated liability of $3,129,290 under a loan guarantee related to the secured mortgage was accrued and included in accounts payable and accrued liabilities on the condensed consolidated balance sheet as of March 31, 2020.

(7)	The loan was acquired through the Merger on December 31, 2019.

(8)
The Company negotiated a lease termination with Dinan Cars effective January 31, 2020 in exchange for a termination payment from Dinan Cars of $783,182 which was used to reduce the principal balance of this mortgage by $650,000 and establish a payment reserve with the remaining $133,182. In connection with the principal prepayment, the Company terminated the related swap agreement on February 4, 2020 at a cost of $47,000 (see Note 8 for further information).

(9)
These loans were provided by Ray Wirta, Chairman of the Board of the Company, and a trust belonging to Mr. Wirta (“Wirta Trust”). On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms.

(10)	Represents unamortized net mortgage premium acquired through the Merger.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$198,429,236	$196,829,742	$196,662,245	$195,739,481	$194,039,207	$200,535,334
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of fair value.
Unsecured Credit Facility, Net
The details of the Company's unsecured credit facility as of March 31, 2020 and December 31, 2019 follow:

	March 31,	December 31,
	2020	2019
Unsecured credit facility	$12,000,000	$7,740,000
Less unamortized deferred financing costs	(82,676)	(90,139)
Unsecured credit facility, net	$11,917,324	$7,649,861

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

On December 19, 2019, the Company, NNN LP, the Operating Partnership, Merger Sub, BrixInvest and modiv, LLC (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Unsecured Credit Facility”) with Pacific Mercantile Bank (“Lender”). The Unsecured Credit Facility is a line of credit for a maximum principal amount of $12,000,000 consisting of two facilities: (1) a purchase contract and other loans facility (the “Purchase Contract and Other Loans Facility”) of up to $10,000,000 and (2) a nonformula loans facility (the “Nonformula Loans Facility”) of up to $2,000,000. As of March 31, 2020 and December 31, 2019, the Unsecured Credit Facility had an outstanding balance of $12,000,000 and $7,740,000, respectively.
On March 13, 2020, the Company amended the Unsecured Credit Facility to extend the maturity date of $4,940,000 of purchase contract loans and $2,000,000 of other loans from March 31, 2020 to July 31, 2020, and to extend the maturity date of $3,060,000 of other loans from May 4, 2020 to August 31, 2020. As a result of the amendment, a temporary moratorium on new borrowings under the Unsecured Credit Facility is in place until October 1, 2020. In addition, entering into the amendment was deemed a “trigger event” under the Unsecured Credit Facility and, accordingly, the guaranty, payment and indemnification obligations provided by the Company's Chairman, Mr. Wirta, under the Unsecured Credit Facility are now effective; however, if the two loans referenced herein are paid in full in accordance with the amendment, then the trigger event will be deemed cured. The Purchase Contract and Other Loans Facility matures on October 1, 2020, unless earlier terminated or extended, and the Nonformula Loans Facility matures on October 15, 2020, unless earlier terminated or extended. The Company expects to refinance or extend the Unsecured Credit Facility prior to the maturity dates.
The Purchase Contract and Other Loans Facility can be used to fund the Company’s acquisition of single-tenant, income producing commercial, office, industrial or retail real estate property, in an amount of up to 70% of the purchase price of such acquisition, or for general corporate purposes. The Nonformula Loans Facility can be used to fund other business operations of the Company, including working capital. The Company intends to repay amounts outstanding under the Unsecured Credit Facility from gross offering proceeds from the sale of shares of the Company’s common stock or mortgage financing on one or more of the properties owned, either directly or indirectly through one or more wholly-owned single member special purposes entities, by the Operating Partnership.
Under the terms of the Unsecured Credit Facility, the Borrowers pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 5.50% per annum. The interest rate was 5.50% and 5.75% as of March 31, 2020 and December 31, 2019, respectively. The current interest rate is 5.50%, which is the minimum rate.
To secure the payment and performance of all obligations under the Unsecured Credit Facility, each of modiv, LLC and BrixInvest granted to Lender a security interest in all of their right, title and interest in their accounts, inventory, equipment, deposit accounts, intellectual property, general intangibles, investment property and other property. The Unsecured Credit Facility is also secured by a continuing guaranty in the amount of $17,000,000 executed by Mr. Raymond Wirta and the Wirta Trust.
The Unsecured Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in the Company's prior credit facility. The Company’s ability to borrow under the Unsecured Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, dividends, corporate existence and financial reporting obligations. The Unsecured Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Lender may accelerate the repayment of amounts outstanding under the Unsecured Credit Facility, take possession of any collateral securing the Unsecured Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00, measured quarterly.
Short-term Notes Payable
In connection with the Self-Management Transaction, the Company assumed from BrixInvest its unsecured short-term notes payable (formerly known as “Convertible Promissory Notes”) of $4,800,000 on December 31, 2019. Except for six notes from one borrower aggregating $1,024,750 for which the maturity date was extended to April 30, 2020, all notes were paid prior to March 31, 2020. In exchange for the maturity date extension, the Company agreed to pay 2% of the principal and accrued interest, or $24,845, as an extension fee and agreed to an increase in the interest rate from 8% to 10% per annum during the extension period. The maturity date for $490,000 of the extended short-term notes was subsequently accelerated to April 6, 2020 in exchange for a $10,000 reduction in the extension fee to $14,845. The short-term notes payable had an outstanding principal balance of $1,024,750 as of March 31, 2020 all of which was repaid on or before April 30, 2020.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The notes represented private party notes and bore interest at a fixed rate of 8% with all interest and principal due on the maturity date. In accordance with the Omnibus Amendment to the Convertible Promissory Notes signed on September 17, 2019 by BrixInvest and the holders of the notes, the following were the agreed upon amendments to the Convertible Promissory Notes (the “Agreement”), among others:

•	the maturity date shall be the later of (i) January 6, 2020 or (ii) five business days following the closing of certain transactions as defined in the Agreement;

•
the notes shall be repaid in an amount equal to (i) the sum of (x) all accrued and unpaid interest due on the note and (y) 1.2 times the original outstanding principal balance on the notes, which aggregated $4,000,000 and $800,000 (the “Maturity Date Extension Consideration”);

•
each investor who does not make a conversion election, as defined in the Agreement, was entitled to payment by the Company of a one-time amortization fee equal to 50 basis points of the outstanding principal balance of each respective convertible promissory note on the maturity date; and

•
the Company shall repay the outstanding principal and all accrued and unpaid interest due on the convertible promissory notes, along with the Maturity Date Extension Consideration and the amortization fee (collectively, the “Total Balance”) in three equal installments to occur as follows: (i) the first payment of one-third of the Total Balance shall be made on the maturity date; (ii) the second payment of one-third of the Total Balance shall be made 30 days following the maturity date; and (iii) the final payment of one-third of the Total Balance shall be made 60 days following the maturity date. Interest continued to accrue on the outstanding principal balance until payment was made in full.

Compliance with All Debt Agreements
On March 27, 2020, the Company's conflicts committee and board of directors approved an increase in the Company's maximum leverage from 50% to 55% in order to allow the Company to take advantage of the current low interest rate environment, the relative cost of debt and equity capital and strategic borrowing advantages potentially available to the Company.
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of March 31, 2020. Due to the COVID-19 pandemic, the lender to the Company's special purpose subsidiary which owns the 24 Hour Fitness property in Las Vegas, Nevada subsequently agreed to accept reduced payments on the related secured mortgage for four months commencing May 1, 2020 through August 1, 2020 (see Note 4 and above). However, the Company's special purpose subsidiary believes it is no longer in compliance with its mortgage loan covenants because on June 15, 2020, it received a written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary.
The following summarizes the future principal repayments of the Company’s mortgage notes payable, unsecured credit facility and short-term notes payable as of March 31, 2020:

	Mortgage Notes Payable	Unsecured Credit Facility (1)	Short-term Notes Payable	Total
April through December 2020	$9,613,930	$12,000,000	$1,024,750	$22,638,680
2021	33,049,922	—	—	33,049,922
2022	23,798,117	—	—	23,798,117
2023	26,223,536	—	—	26,223,536
2024	27,259,026	—	—	27,259,026
2025	1,619,594	—	—	1,619,594
Thereafter	76,865,111	—	—	76,865,111
Total principal	198,429,236	12,000,000	1,024,750	211,453,986
Plus unamortized mortgage premium, net of discount	471,413	—	—	471,413
Less deferred financing costs	(2,070,907)	(82,676)	—	(2,153,583)
Net principal	$196,829,742	$11,917,324	$1,024,750	$209,771,816

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Interest Expense
The following is a reconciliation of the components of interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Mortgage notes payable:
Interest expense	$2,184,977	$1,476,496
Amortization of deferred financing costs	119,031	270,522
Loss on interest rate swaps (1)	1,365,491	327,814
Unsecured credit facility:
Interest expense	154,624	83,518
Amortization of deferred financing costs	32,460	2,000
Other	48,073	—
Total interest expense	$3,904,656	$2,160,350

(1)
Includes unrealized loss on interest rate swaps of $1,284,967 and $320,526 for the three months ended March 31, 2020 and 2019, respectively (see Note 8). Accrued interest payable of $25,489 and $22,282 at March 31, 2020 and December 31, 2019, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020					December 31, 2019
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives (iv)	11	$45,285,676	One-month LIBOR + applicable spread/Fixed at 3.13%-5.16%	3.71%	2.7 years	12	$48,215,139	One-month LIBOR + applicable spread/Fixed at 2.76%-5.16%	3.87%	2.9 years

(i)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of March 31, 2020 and December 31, 2019 were $42,920,710 and $45,514,229, respectively.

(ii)	The reference rate was March 31, 2020.

(iii)	The reference rate was December 31, 2019.

(iv)	The Company terminated the swap agreement related to the Dinan property mortgage loan on February 4, 2020 at a cost of $47,000 (see Note 7).

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheets:

		March 31, 2020		December 31, 2019
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—	5	$34,567
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	11	$(2,272,124)	7	$(1,021,724)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at March 31, 2020 or December 31, 2019 were designated as hedging instruments; therefore, the net unrealized loss recognized on interest rate swaps of $1,284,967 and $320,526 was recorded as an increase in interest expense for the three months ended March 31, 2020 and 2019, respectively (see Note 7).
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments or by issuing shares of Class C common stock to them. For the three months ended March 31, 2020 and 2019, the total amount of fees incurred for board services was $103,333 and $100,000, respectively, and the value paid by issuing shares of Class C common stock was $2,083 and $50,000, respectively, for which the Company issued 205 and 4,921 shares, respectively. As of March 31, 2020, $101,250 was accrued and paid in April 2020, including $31,250 paid in cash and $70,000 paid by issuing 6,816 shares of Class C common stock.
In conjunction with the Self-Management Transaction effective December 31, 2019, the Advisory Agreement was terminated. The Advisory Agreement entitled the Former Advisor to specified fees upon the provision of certain services with regard to investments in real estate and the management of those investments, among other services, and the disposition of investments, as well as entitled the Former Advisor to reimbursement of organizational and offering costs incurred by the Former Advisor or Former Sponsor on behalf of the Company, such as expenses related to the Offerings, and certain costs incurred by the Former Advisor or Former Sponsor in providing services to the Company. In addition, the Former Advisor was entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Former Sponsor also served as the sponsor for REIT I and BRIX REIT. Effective February 3, 2020, the Company's indirect subsidiary, modiv Advisors, LLC, became the advisor to BRIX REIT.
During the three months ended March 31, 2020 and 2019, no business transactions occurred between the Company and BRIX REIT and, during the three months ended March 31, 2019, no business transactions occurred between the Company and REIT I, other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I before the Merger, as described in Note 5.
On March 2, 2020, the Company borrowed a total of $4,000,000 secured by mortgages on its two Chevron properties, from the Company's Chairman, Mr. Wirta (see Note 7). The Company's conflicts committee approved the terms of these mortgages which bear interest at an annual rate of 8% and were scheduled to mature on June 2, 2020. On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the three months ended March 31, 2020 and 2019 and related party receivable and payable as of March 31, 2020 and December 31, 2019:

	Three Months Ended			Three Months Ended
	March 31, 2020	March 31, 2020		March 31, 2019	December 31, 2019
	Incurred	Receivable	Payable	Incurred	Receivable	Payable
Expensed:
Asset management fees (1)	$—	$—	$—	$680,018	$—	$—
Operating expense reimbursements	—	—	—	132,000	—	—
Fees to affiliates	—			812,018
Property management fees*	—	—	—	55,950	—	—
Directors and officers insurance and other reimbursements**	—	—	—	66,870	—	—
Expense reimbursements from Former Sponsor (2)	—	—	—	(87,999)	—	—
Capitalized:
Financing coordination fees	—	—	—	63,500	—	—
Reimbursable organizational and offering expenses (3)	—	—	—	484,714	—	—
Other:
Due from BRIX REIT (4)	—	6,510	—	—	1,378	—
Due from TIC	—	1,128	—	—	954	—
Notes due to Chairman of the Board	—	—	465,770	—	—	630,820
		$7,638	$465,770		$2,332	$630,820

*	Property management fees are classified within property operating expenses on the condensed consolidated statements of operations.

**	Directors and officers insurance and other reimbursements are classified within general and administrative expenses on the condensed consolidated statements of operations.

(1)
To the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Former Advisor was deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three months ended March 31, 2019, the Former Advisor did not waive any of the asset management fees. In addition to amounts presented in this table, the Company also incurred asset management fees to the Former Advisor of $47,983 related to the TIC Interest during the three months ended March 31, 2019, which amount was reflected as a reduction of income recognized from investments in unconsolidated entities (see Note 5).

(2)
Includes payroll costs related to Company employees that answer questions from prospective stockholders. See “Investor Relations Payroll Expense Reimbursement from Former Sponsor” below. The Former Sponsor agreed to reimburse the Company for these investor relations compensation costs which the Former Sponsor considered to be offering expenses in accordance with the Advisory Agreement which was terminated effective September 30, 2019. The expense reimbursements from the Former Sponsor for the three months ended March 31, 2019 also include a refund of $40,915 of employment related legal fees which the Former Sponsor agreed to reimburse the Company.

(3)
As of March 31, 2019, the Former Sponsor had incurred $8,565,661 of organizational and offering costs on behalf of the Company. However, the Company was only obligated to reimburse the Former Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.

(4)
The amount includes unpaid asset management fees of $264,058 and $242,299 as of March 31, 2020 and December 31, 2019, respectively, due from BRIX REIT, which have been fully offset by a reserve for uncollectable amounts due to BRIX REIT's early stage of operation and limited real estate assets.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Organizational and Offering Expenses
The Company was obligated to reimburse the Former Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Former Sponsor on behalf of the Company. The Company reimbursed the Former Sponsor for organizational and offering expenses up to 3% of gross offering proceeds. Pursuant to an amendment to the Advisory Agreement dated October 14, 2019, the Company agreed to pay all future organization and offering costs, and to no longer be reimbursed by the Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for the Former Sponsor's agreement to terminate its right to receive 3% of all offering proceeds as a reimbursement for organization and offering costs paid by the Former Sponsor.
The Former Sponsor and its affiliates were responsible for any organizational and offering expenses to the extent they exceeded 3% of gross offering proceeds through September 30, 2019. Through March 31, 2019, the Former Sponsor had incurred organizational and offering expenses in excess of 3% of the gross offering proceeds received by the Company. Through March 31, 2019, the Company reimbursed the Former Sponsor $4,664,910 in organizational and offering costs. Through September 30, 2019, the Company had reimbursed the Former Sponsor $5,429,105 in organization and offering costs, which was the Company's maximum liability for organization and offering costs.
Investor Relations Payroll Expense Reimbursement from Former Sponsor
The Company employs investor relations personnel to answer inquiries from potential and existing investors regarding the Company and/or its Registered Offerings. The payroll expenses associated with the investor relations personnel were reimbursed by the Former Sponsor through September 30, 2019. The Former Sponsor considered these payroll expenses to be offering expenses. The amount of payroll expenses reimbursements from the Former Sponsor for the three months ended March 31, 2019 was $128,914, which was partially offset by a refund of employment related legal costs of $40,915.
Acquisition Fees
The Company paid the Former Advisor an amount equal to 3% of the contract purchase price of the Company’s properties plus additions to real estate investments as acquisition fees. The total of all acquisition fees and acquisition expenses was required to be reasonable and not to exceed 6% of the contract price of the property. However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction had the authority to approve fees in excess of these limits if they determined the transaction to be commercially competitive, fair and reasonable to the Company. There were no acquisition fees incurred during the three months ended March 31, 2019.
Asset Management Fee
The Company paid the Former Advisor, as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.1% of the total investment value, as defined in the Advisory Agreement (the “Asset Management Fee”), as of the end of the preceding month plus the book value of any properties acquired during the month, pro-rated based on the number of days owned. The Asset Management Fee was payable monthly on the last business day of such month. The Asset Management Fee, which was required to be reasonable in the determination of the Company’s independent directors at least annually, was to be taken or waived, in whole or in part as to any year, in the sole discretion of the Former Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year was allowed to be deferred without interest and paid in such other fiscal year as the Former Advisor determined.
Additionally, to the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Former Advisor was deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that was up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred during the three months ended March 31, 2019 was $680,018, of which $0 was waived.
Financing Coordination Fee
Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Former Advisor or an affiliate provided a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtained relative to a property, then the Company was to pay the Former Advisor or such affiliate a financing coordination fee equal to 1% of the amount of such financing. The Company incurred and paid $63,500 of financing coordination fees related to a single loan during the three months ended March 31, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Property Management Fees
If the Former Advisor or any of its affiliates provided a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company paid the Former Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also reimbursed the Former Advisor and any of its affiliates for property-level expenses that such tenant paid or incurred to the Company, including salaries, bonuses and benefits of persons employed by the Former Advisor, except for the salaries, bonuses and benefits of persons who also served as one of the Company’s executive officers. The Former Advisor or its affiliate were entitled to subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracted for these services. The Former Advisor provided property management services for 10 properties in the Company's portfolio during the three months ended March 31, 2019. The Company incurred and paid $55,950 of property management fees during the three months ended March 31, 2019.
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company was to pay the Former Advisor or one of its affiliates 3% of the contract sales price, as defined in the Advisory Agreement, of each property sold; provided, however, that if, in connection with such disposition, commissions were paid to third parties unaffiliated with the Former Advisor or its affiliates, the disposition fees paid to the Former Advisor, the Former Sponsor, their affiliates and unaffiliated third parties could not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three months ended March 31, 2019.
Subordinated Participation Fees
The Company paid the Former Advisor or an affiliate a subordinated participation fee calculated as of December 31 of each year through December 31, 2018 and paid (if owed) in the immediately following January. The subordinated participation fee was only due if the Preferred Return, as defined in the Advisory Agreement, was achieved and was equal to the sum of (using terms as defined in the Advisory Agreement):

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

The Company calculated a subordinated participation fee of $839,050, which was accrued as of December 31, 2018 and paid in cash during the first quarter of 2019. On August 9, 2019, the Advisory Agreement was amended to eliminate the Subordinated Participation Fee.
Leasing Commission Fees
If a property or properties of the Company became unleased and the Former Advisor or any of its affiliates provided a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company paid the Former Advisor or such affiliate leasing commissions equal to 6% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease was less than ten years, such commission percentage was applied to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) accrued a commission of 3% in lieu of the aforementioned 6% commission. There were no leasing commission fees incurred during the three months ended March 31, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Other Operating Expense Reimbursements
Under the Company's charter, prior to December 31, 2019, total operating expenses of the Company were limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If the Company exceeded the 2%/25% Limitation, the Former Advisor was required to reimburse the Company the amount by which the aggregate total operating expenses exceeded the limitation, or the Company was required to obtain a waiver from the Company's conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” meant the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” meant all expenses paid or incurred by the Company, as determined by GAAP, that were in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses related to potential investments that the Company did not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property. The total reimbursable operating expenses incurred were $132,000 during the three months ended March 31, 2019. The Company was in compliance with the 2%/25% Limitation for operating expenses for the four fiscal quarters ended March 31, 2019.
Due to Affiliates
In connection with the Self-Management Transaction, the Company assumed two notes payable aggregating $630,820 on December 31, 2019 owed to Mr. Wirta, the Company's Chairman. The secured notes payable outstanding balance as of March 31, 2020 was $465,770. The secured notes payable are presented under due to affiliates in the Company's condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. The notes payable have identical terms including a fixed interest rate of 10% paid semi-monthly and a maturity date of April 23, 2020. The remaining principal amount of $218,931 due for each note, aggregating $437,862, was paid on the maturity date.
Related Party Transactions with Unconsolidated Entities
The Company’s portion of asset management fees paid to the Former Advisor relating to the TIC Interest for the three months ended March 31, 2019 was $47,983. The advisory agreement with the entity that owns the TIC Interest property was assigned to the Company's taxable REIT subsidiary following the Self-Management Transaction and the Company earns a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a fee of $65,993 for the three months ended March 31, 2020, of which the Company's portion was $47,983.
The Company’s portion of asset management fees paid to the Former Advisor relating to REIT I for the three months ended March 31, 2019 was $13,045.
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
Tenant Improvements
Pursuant to lease agreements, as of March 31, 2020 and December 31, 2019, the Company had obligations to pay $60,598 and $98,329, respectively, for in site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the TIC Interest. As of both March 31, 2020 and December 31, 2019, the Company had $92,684 of restricted cash held to fund the improvements.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Operating Lease
As a result of the Self-Management Transaction, on December 31, 2019, a subsidiary of the Company acquired the operating lease of the corporate office in Costa Mesa, California from BrixInvest. The office lease has a remaining term of approximately four years, ending on June 30, 2024, and no option to renew. The Company's subsidiary has re-evaluated its physical office space requirement given the effect of the COVID-19 pandemic, surrendered the premises to the landlord on June 1, 2020 and is trying to negotiate a settlement with the landlord for early termination of the lease as further described in Note 11. The Company is not a party to the lease and did not guarantee the lease.
Because the rate implicit in the subsidiary's lease was not readily determinable, the Company used an incremental borrowing rate to account for the lease. In determining the Company's incremental borrowing rate for the lease, the Company considered the recent rate on its unsecured borrowings, observable risk-free interest rates and credit spreads correlating to the Company's creditworthiness and the term of the subsidiary's lease agreement. The discount rate used was 5.75%.
Scheduled maturities of the operating lease liability as of March 31, 2020 are as follows:

April to December 2020	$387,652
2021	599,953
2022	620,444
2023	639,928
2024	322,483
Total undiscounted lease payments	2,570,460
Less imputed interest	(305,455)
Total operating lease liability	$2,265,005
Redemption of Common Stock
The Company has a share repurchase program that enables qualifying stockholders to sell their stock to the Company in limited circumstances. The maximum amount of common stock that may be repurchased per month is limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter are limited to no more than 5% of its most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offerings and Class S Offering (including purchases pursuant to its Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.
The Company has the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that it lacks readily available funds to do so due to market conditions beyond the Company’s control, its need to maintain liquidity for its operations or because the Company determines that investing in real property or other illiquid investments is a better use of its capital than repurchasing its shares. In the event that the Company repurchases some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro-rata basis, subject to any Extraordinary Circumstance Repurchase (defined below).
The Company has the discretion, but not the obligation, under extraordinary market or economic circumstances, to make a special repurchase in equal, nominal quantities of shares from all stockholders who have submitted share repurchase requests during the period (“Extraordinary Circumstance Repurchase”). Extraordinary Circumstance Repurchases will precede any pro rata share repurchases that may be made during the period.
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
NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued. Significant subsequent events are described below:
Offering Status
Through May 31, 2020, the Company had sold 19,195,617 shares of Class C common stock in the Registered Offerings, for aggregate gross offering proceeds of $192,710,516, which included 1,952,160 shares of Class C common stock sold under its distribution reinvestment plan, for gross proceeds of $19,385,538. Through May 31, 2020, the Company had sold 189,147 shares of Class S common stock in the Class S Offering, for aggregate gross offering proceeds of $1,918,168, which included 4,184 shares of Class S common stock sold under its distribution reinvestment plan for gross proceeds of $41,005. As discussed in detail below, on May 8, 2020, the Company announced the temporary suspension of the primary offering portion of its Follow-on Offering and Class S Offering. Following the announcement of the new estimated NAV per share as discussed below, on May 29, 2020, the board of directors approved the resumption of the primary offerings effective June 1, 2020.
Distributions
The Company paid the March 2020 distribution of $1,406,776 on April 27, 2020 and the April 2020 distribution of $1,375,766 on May 26, 2020, based on the daily distribution rate of $0.00191257 per share of Class C and Class S common stock, which reflects an annualized distribution of $0.70 per share. The Company generally pays distributions on the 25th day following the end of each month, or the next business day if the 25th day falls on a weekend or holiday.
On May 22, 2020, the Company announced that in response to the significant economic impacts of the COVID-19 pandemic, the board of directors modified the declared daily distribution rate to reflect the Company's updated financial projections and uncertainties associated with the impact of the pandemic on the Company’s ability to collect rent to a daily distribution rate of $0.0009589 per share of Class C common stock and Class S common stock, or an annualized distribution rate of $0.35 per share or 5.0% per share based on the Company's new estimated NAV per share of $7.00 (unaudited) for the period May 22, 2020 through June 30, 2020.
Redeemable Common Stock
Subsequent to March 31, 2020, the Company redeemed 87,569 shares of Class C common stock for $893,638 and 291 shares of Class S common stock for $2,990.

Amended and Restated Share Repurchase Programs
On April 20, 2020, the Company’s board of directors approved the Company's amended and restated share repurchase programs for shares of the Company's Class C common stock and Class S common stock. The principal change reflected in the amended and restated share repurchase programs was to provide the Company the discretion, but not the obligation, under extraordinary market or economic circumstances, to make a special repurchase in equal, nominal quantities of shares from all stockholders who have submitted share repurchase requests during the period. These “extraordinary circumstance repurchases” would precede any pro rata share repurchases that may be made during the period.
The amended and restated share repurchase programs became effective on April 30, 2020.
Updated Estimated NAV Per Share, Temporary Suspension of Primary Offerings and Resumption of Primary Offerings
On May 8, 2020, the Company announced that due to the impacts of the COVID-19 pandemic on the Company's real estate properties, the Company's board of directors authorized the engagement of an independent third-party real estate advisory and consulting firm, to perform an independent valuation of the Company's real estate assets and real estate related liabilities associated with the Company's properties for the purpose of assisting the board of directors in updating the Company's NAV per share to reflect the impact of the COVID-19 pandemic. The Company's board of directors announced a new estimated NAV per share of $7.00 (unaudited) on May 22, 2020. Additional information on the determination of the Company's estimated NAV per share, including the process used to determine the estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on May 22, 2020.
In connection with the Company's plan to update the estimated NAV per share, the board of directors approved the temporary suspension of the primary offerings of the Company's shares of Class C common stock and Class S common stock, effective as of the close of business on May 7, 2020. Following the May 22, 2020 announcement of the new estimated NAV per share as discussed above and the Company’s conference call with stockholders on May 28, 2020, on May 29, 2020, the board of directors approved the resumption of the primary offerings effective June 1, 2020. The purchase price per share in the primary portion of the Follow-on Offering was decreased from $10.27 to $7.00, and the purchase price per share in the primary portion of the Class S Offering was decreased to $7.00 plus the amount of any applicable upfront commissions and fees.
Office Lease
At the end of March 2020, the subsidiary of the Company that is the tenant on the Costa Mesa, California corporate office lease requested rent abatement for four months given the impact of the COVID-19 pandemic on its business. The landlord denied the subsidiary’s request but the subsidiary did not pay rent for April, May or June 2020. On May 7, 2020, the landlord sent a notice to pay rent or the subsidiary would be considered to be in breach under this lease. The Company's subsidiary re-evaluated its physical office space requirement given the effect of the COVID-19 pandemic and responded to the landlord by proposing a termination of the lease and settlement for a discounted amount. The Company's subsidiary vacated the office space at the end of May 2020, surrendered the premises effective June 1, 2020 and is attempting to negotiate a settlement with the landlord.
Impact of the COVID-19 Pandemic
Due to the current COVID-19 pandemic in the United States and globally, the Company's tenants and operating partners, property locations and the economy as a whole are severely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on the Company's tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. It is highly likely that the U.S. and global economies are in a recession, the severity of which is unpredictable but expected to be significant as evidenced by over 40 million claims filed in the U.S. for unemployment assistance as of the date of this Quarterly Report on Form 10-Q. The prolonged duration and impact of the COVID-19 pandemic continue to materially disrupt the Company's business operations and impact its financial performance. Several tenants have requested rent abatements and one tenant (24 Hour Fitness) has not paid rent since March 2020 and has provided formal notice that it has rejected the lease through its Chapter 11 bankruptcy proceeding. The Company has collected over 90% of rents due for the second quarter of 2020; however, there can be no assurance that this rate of collections will continue. In certain cases, the Company is negotiating with tenants and lenders regarding the deferral or resumption of rent payments and the partial deferral of mortgage payments, as appropriate.

Paycheck Protection Program
On April 20, 2020, a subsidiary of the Company entered into a loan agreement and promissory note evidencing an unsecured loan in the aggregate amount of $517,000 made to this subsidiary under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The PPP loan was made through Pacific Mercantile Bank (“PMB”). The annual interest rate on the PPP loan is 1%. Commencing seven months after the effective date of the loan, the subsidiary is required to pay PMB equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the one-year anniversary of the effective date of the loan. The promissory note evidencing the PPP loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or PMB, or breaching the terms of the loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the subsidiary, or filing suit and obtaining judgment against the subsidiary.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company's subsidiary to apply for forgiveness of 100% of its PPP loan. No assurance can be given that the Company's subsidiary will be successful in obtaining forgiveness of the loan in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2020. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward-Looking Statements” above.
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
Overview
We were formed on May 14, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. We intend to invest primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through RW Holdings NNN REIT Operating Partnership, LP, a Delaware limited liability company (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors.
We consider our Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no current intention to list our shares of common stock for trading on a national securities exchange or over-the-counter trading market. Although we have registered a fixed number of shares pursuant to the Registered Offerings, we intend to effectively conduct a continuous offering of an unlimited amount of our shares of common stock over an unlimited time period by conducting an uninterrupted series of additional public offerings, subject to regulatory approval of our filings for such additional offerings. This perpetual-life structure is aligned with our overall objective of investing in real estate assets with a long-term view towards making regular cash distributions and generating capital appreciation.
We hold our investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of the Operating Partnership or Katana Merger Sub, LP (“Merger Sub”), which is described below. The Operating Partnership was formed on January 28, 2016. We are the sole general partner of, and owned a 99% partnership interest in, the Operating Partnership prior to the completion of the Self-Management Transaction (defined below) on December 31, 2019. Our wholly-owned subsidiary, Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 (“NNN LP”), owned the remaining 1% partnership interest in the Operating Partnership and was the sole limited partner of the Operating Partnership prior to the completion of the Self-Management Transaction on December 31, 2019.
Following the completion of the Self-Management Transaction, we, including NNN LP, own an approximately 87% partnership interest in the Operating Partnership. Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (defined below) (“Daisho”) which was spun off from BrixInvest on December 31, 2019, was issued and, as of March 31, 2020 and December 31, 2019 holds, 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”), or an approximate 12% limited partnership interest, in the Operating Partnership. Daisho is managed by Aaron S. Halfacre, Raymond J. Pacini and Ray Wirta, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, respectively. In connection with the Self-Management Transaction, our Chief Executive Officer and Chief Financial Officer were issued an aggregate of 56,029 units of Class P limited partnership interest (the “Class P OP Units”) in the Operating Partnership and thereby own the remaining approximate 1% limited partnership interest in the Operating Partnership.

We were externally managed by our former advisor, Rich Uncles NNN REIT Operator, LLC (the “Former Advisor”), a Delaware limited liability company, pursuant to the Second Amended and Restated Advisory Agreement dated August 11, 2017, as amended (the “Advisory Agreement”), through December 31, 2019. The Former Advisor was wholly-owned by our former sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC) (“BrixInvest” or the “Former Sponsor”), a Delaware limited liability company whose members include Messrs. Halfacre and Wirta.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), Rich Uncles Real Estate Investment Trust I (“REIT I”) merged with and into Merger Sub, a Delaware limited partnership and our wholly-owned subsidiary, with Merger Sub surviving as our direct wholly-owned subsidiary (the “Merger”). At such time, the separate existence of REIT I ceased. As a result, we issued 8,042,221.6 shares of our Class C common stock to former shareholders of REIT I. In addition, on December 31, 2019, a self-management transaction was completed, whereby we, the Operating Partnership, BrixInvest and Daisho effectuated a Contribution Agreement (the “Contribution Agreement”) pursuant to which we acquired substantially all of the assets and assumed certain liabilities of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Merger and the Self-Management Transaction, we became self-managed.
Our Former Advisor managed our operations and our portfolio of core real estate properties and real estate related assets and provided asset-management and other administrative services on our behalf. Our Former Advisor was paid certain fees as set forth in Note 9 to our unaudited condensed consolidated financial statements. As discussed above, beginning on January 1, 2020, we became self-managed.
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
As we accept subscriptions for shares in the Offerings, we transfer substantially all of the net proceeds of the Offerings to our Operating Partnership as a capital contribution in exchange for units of general partnership and/or limited partnership interest; however, we will be deemed to have made capital contributions to the Operating Partnership in the amount of the gross offering proceeds received from investors. All offerings of our common stock are made through a registered broker-dealer, and we are directly responsible for all organization and offering costs, including our investor relations personnel.
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
We present our financial statements on a consolidated basis, including the Operating Partnership and Merger Sub. All items of income, gain, deduction (including depreciation), loss and credit of the Operating Partnership and Merger Sub flow to us as all subsidiary entities are disregarded for federal tax purposes except for a taxable REIT subsidiary formed on January 15, 2020. These tax items do not generally flow through us to our stockholders. Rather, our net income and net capital gain effectively flow through us to our stockholders as and when we pay distributions.

Updated Estimated Net Asset Value Per Share, Temporary Suspension of Primary Offerings and Resumption of Primary Offerings
On May 8, 2020, we announced that due to the impacts of the COVID-19 pandemic on our real estate properties, our board of directors authorized the engagement of an independent third-party real estate advisory and consulting firm, to perform an independent valuation of our real estate assets and real estate related liabilities associated with our properties for the purpose of assisting the board of directors in updating our estimated net asset value (“NAV”) per share to reflect the impact of the COVID-19 pandemic. Our board of directors announced a new estimated NAV per share of $7.00 (unaudited) on May 22, 2020. Additional information on the determination of our estimated NAV per share, including the process used to determine our estimated NAV per share, can be found in our Current Report on Form 8-K filed with the SEC on May 22, 2020.
In connection with our plan to update the estimated NAV per share, the board of directors approved the temporary suspension of the primary offerings of our shares of Class C common stock and Class S common stock, effective as of the close of business on May 7, 2020. On May 29, 2020, our board of directors approved and directed the resumption of the primary offerings effective June 1, 2020. The purchase price per share in the primary portion of the offering of our Class C common stock was decreased from $10.27 to $7.00, and the purchase price per share in the primary portion of the offering of our Class S common stock was decreased to $7.00 plus the amount of any applicable upfront commissions and fees.
The Company
We are a publicly registered, non-exchange traded company. We believe we are qualified to operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of distributions to our stockholders.
Our primary business consists of acquiring, financing and owning single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of March 31, 2020, our real estate investment portfolio consisted of (i) 45 properties (including 20 operating properties acquired in connection with the Merger on December 31, 2019) located in 14 states consisting of 20 retail properties, 16 office properties and nine industrial properties, (ii) one parcel of land, which serves as an easement to one of our operating properties, and (iii) a 72.7% undivided tenant-in-common interest (the “TIC Interest”) in an office property in Santa Clara, CA interest as discussed in Note 5. The net book value of these investments at March 31, 2020 was $401,036,544.
With respect to our diversified portfolio of 45 operating properties as of March 31, 2020:

•
20 properties are retail properties which represent an approximate 26% of the portfolio, 16 properties are office properties which represent an approximate 47% of the portfolio, and nine properties are industrial properties which represent an approximate 27% of the portfolio (expressed as a percentage of annualized base rent);

•	Occupancy rate of 97%;

•	Leased to 38 different commercial tenants doing business in 14 separate industries;

•	Located in 14 states;

•	Approximately 2,360,802 square feet of aggregate leasable space;

•
An average leasable space per property of approximately 52,500 square feet; approximately 18,000 square feet per retail property, approximately 50,000 square feet per office property, and approximately 133,000 square feet per industrial property; and

•	Outstanding mortgage note payable balance of $198,429,236.
Of the 45 operating properties in the portfolio as of March 31, 2020, all 45, or 100%, are single-tenant properties. At March 31, 2020, 44 properties were leased, with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 6.3 years.
As of March 31, 2020, we also held an approximate 72.7% TIC Interest in a property located in Santa Clara, California acquired in 2017. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of our board of directors in December 2019.

Investment Strategy
We seek to acquire a portfolio consisting primarily of single tenant net leased properties throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds from our Offerings in single tenant net leased properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

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
Liquidity and Capital Resources
Liquidity
Our proceeds from shares sold in the Offerings have been, and will continue to be primarily used to invest in real estate investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments. We also expect to use a portion of the proceeds of the Offerings for payment of principal on our outstanding indebtedness, including indebtedness assumed in the Self-Management Transaction; capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; to provide liquidity to our stockholders pursuant to our share repurchase programs; and general corporate purposes.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 300% of our net assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such increase; however, historically we have limited borrowings to 50% of the value of our tangible assets unless any excess borrowing is approved by a majority of the conflicts committee of our board of directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. On March 27, 2020, our conflicts committee and board of directors approved an increase in our maximum leverage from 50% to 55% in order to allow us to take advantage of the current low interest rate environment, the relative cost of debt and equity capital and strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate value of our tangible assets. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. As of March 31, 2020, our leverage ratio was 48%.
We may borrow amounts from our affiliates including directors and executive officers if such loan is approved by a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances. Any such loan will be included in determining whether we have complied with the borrowing limit in our charter. On March 2, 2020, we borrowed a total of $4,000,000, secured by mortgages on our two Chevron properties, from our Chairman, Mr. Wirta (see Notes 7 and 9 to our unaudited condensed consolidated financial statements). Our conflicts committee approved the terms of these mortgages, which bear interest at an annual rate of 8% and were scheduled to mature on June 2, 2020. On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms.
Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.

As of March 31, 2020, the outstanding principal balances of our mortgage notes payable and the unsecured revolving credit facility were $198,429,236 and $12,000,000, respectively. Our unsecured revolving credit facility consists of two facilities: (1) a purchase contract and other loans facility (the “Purchase Contract and Other Loans Facility”) of up to $10,000,000 and (2) a nonformula loans facility (the “Nonformula Loans Facility”) of up to $2,000,000. The Purchase Contract and Other Loans Facility matures on October 1, 2020, unless earlier terminated or extended, and the Nonformula Loans Facility matures on October 15, 2020, unless earlier terminated or extended. As of March 31, 2020, our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $9,948,584.
Pursuant to the Self-Management Transaction, we assumed short-term notes aggregating $4,800,000 with maturity dates during the first quarter of 2020. On March 4, 2020, the repayment schedule for $1,024,750 of these short-term notes was extended from March 9, 2020 to April 30, 2020 in exchange for payment of an extension fee of 2% of the outstanding principal and accrued interest, or $24,845, and an increase in the interest rate from 8% to 10% per annum for the period of the extension. The maturity date for $490,000 of the extended short-term notes was subsequently accelerated to April 6, 2020 in exchange for a $10,000 reduction of the extension fee to $14,845. The remainder of these short-term notes was fully repaid on March 9, 2020 and the extended short-term notes were fully repaid on or before April 30, 2020. The short-term notes payable had an outstanding principal balance of $1,024,750 as of March 31, 2020.
See Note 7 to our unaudited condensed consolidated financial statements for additional information regarding our outstanding indebtedness.
Capital Resources
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by the Offerings and borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by loans from affiliates or internally generated funds. Our cash requirements for operating and interest expenses and distributions will generally be funded by internally generated funds. Offering proceeds and debt financings may also be used to fund repurchases of common stock. If available, future sources of capital include proceeds from the Offerings, secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as any undistributed funds from operations.
Effect of the COVID-19 Pandemic on Our Capital Resources
Our tenants and operating partners, property locations and the economy as a whole are severely impacted by the current COVID-19 pandemic in the United States and globally. The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, our cash flows and our future results of operations continue to be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. It is likely that the U.S. and global economies are in a recession, the severity and duration of which are unpredictable but expected to be significant. The prolonged duration and impact of the COVID-19 pandemic could continue to materially disrupt our business operations and impact our financial performance. Several tenants have requested rent abatements and one tenant (24 Hour Fitness) has not paid rent since March 2020 and has provided formal notice that it has rejected the lease in connection with its Chapter 11 bankruptcy proceeding as further described below. We have collected over 90% of rents due for the second quarter of 2020; however, there can be no assurance that this rate of collections will continue. In certain cases, we are negotiating with tenants and lenders regarding the deferral or resumption of rent payments and the partial deferral of mortgage payments, as appropriate.
One of our existing properties, a 45,000-square-foot gym located in Las Vegas, Nevada, was leased to 24 Hour Fitness USA, Inc. (“24 Hour Fitness”). This property was purchased by our subsidiary approximately two years ago for $12,658,311 and has a $6,258,579 mortgage on it that includes a mortgage repayment guarantee for 50% of the balance outstanding, or $3,129,290 as of March 31, 2020. In early 2018, before we purchased the property, 24 Hour Fitness negotiated a 12-year lease extension. The lease had just under 10 years of term remaining prior to being rejected by 24 Hour Fitness in connection with its bankruptcy proceeding.

From the date of purchase until March 2020, we were collecting approximately $76,000 per month in rent. At the end of March 2020, 24 Hour Fitness sent us written notice stating that it would not be paying rent due to government-mandated shutdowns as a result of the COVID-19 pandemic. Nearly at the same time, Wall Street analysts began speculating that 24 Hour Fitness would likely be filing for bankruptcy protection, given its looming debt maturities and immediate loss of revenue. More recently, 24 Hour Fitness engaged a third-party restructuring agent to handle negotiations with landlords and creditors. Our subsidiary began active negotiations with this restructuring agent in hopes that we might be able to retain 24 Hour Fitness as our tenant; however, on June 15, 2020, our subsidiary received written notice that the lease was formally rejected through 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to our subsidiary.
To that end, we are in active negotiations with a possible replacement tenant, a private gym operator; however, no assurances can be made that our re-leasing efforts will result in success. We do know that new rental rates for that market are materially lower than what we were receiving from 24 Hour Fitness. Furthermore, the lender on this property did not agree to provide any substantial mortgage relief to us, but rather agreed to only temporarily reduce our $32,000 monthly mortgage payment by $8,000 for the next four monthly payments. If we cannot find a replacement tenant, then the lender may foreclose on the property and take possession.
The COVID-19 pandemic has also severely impacted our ability to raise capital through our Offerings. From January 2, 2020 through April 30, 2020, we raised approximately $12,200,000 through our Offerings, including our distribution reinvestment plans, a 42% decrease compared with approximately $20,900,000 raised during the first four months of 2019. In addition, share repurchases increased dramatically from approximately $3,400,000 during the first four months of 2019 to approximately $9,100,000 in the first four months of 2020, and we were unable to repurchase any of the approximately $8,200,000 in repurchase requests received during March 2020.
A subsidiary of ours was successful in obtaining a $517,000 loan through the Small Business Administration’s Paycheck Protection Program (“PPP”), which was funded by Pacific Mercantile Bank on April 20, 2020. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for our subsidiary to apply for forgiveness of 100% of its PPP loan.
We are in the process of discussing potential re-financings with a few lenders, but it is too early to assess the impact of the COVID-19 pandemic on our ability to raise debt capital. Many lenders have been preoccupied with the PPP or appear to be out of the market for other reasons.
Cash Flow Summary
The following table summarizes our cash flow activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash provided by operating activities	$1,947,505	$773,736
Net cash used in investing activities	$(3,446,225)	$—
Net cash used in financing activities	$(1,002,536)	$(1,591,063)
Cash Flows from Operating Activities
For the three months ended March 31, 2020 and 2019, net cash provided by operating activities was $1,947,505 and $773,736, respectively.
The cash provided by operating activities during the three months ended March 31, 2020 primarily reflects our net loss of $48,823,286, adjustments related to distributions from investment in unconsolidated entity of $165,031 and for net non-cash charges of $52,469,635 primarily related to depreciation and amortization, impairment of real estate investment property, bad debt expense, unrealized loss on interest rate swap valuation, amortization of deferred financing costs, reserve for loan guarantee and stock compensation expense, partially offset by amortization of deferred rents and amortization of below-market leases. In addition, the net non-cash charges were partially offset by a net use of cash due to changes in operating assets and liabilities of $1,863,875 during the three months ended March 31, 2020 primarily due to increases in tenant receivables and prepaid and other assets and decreases in accounts payable, accrued and other liabilities and due to affiliates.

The cash provided by operating activities during the three months ended March 31, 2019 was primarily due to our net loss of $913,158, adjustments related to distributions from investment in unconsolidated entity of $233,265 and for net non-cash charges of $2,583,791 primarily related to depreciation and amortization, unrealized loss on interest rate swap valuation, amortization of deferred financing costs and stock compensation expense, partially offset by amortization of deferred rents, amortization of below-market leases and undistributed income from investments in unconsolidated entities. In addition, the net non-cash charges were also partially offset by a net use of cash due to changes in operating assets and liabilities of $1,130,162 during the three months ended March 31, 2019 due to decreases in accounts payable, accrued and other liabilities and net due to affiliates and increases in tenant receivables and prepaid and other assets.
We continue to expect that our cash flows from operating activities will be positive in the next twelve months as a result of a full year of operations for the properties which we acquired during 2019; however, there can be no assurance that this expectation will be realized given the uncertain impacts of the COVID-19 pandemic on our tenants and our operating results.
Cash Flows from Investing Activities
Net cash used in investing activities was $3,446,225 for the three months ended March 31, 2020 and consisted primarily of the following:

•	$2,132,535 for additions to existing real estate properties;

•	$323,690 for additions to intangible assets; and

•	$990,000 for additions to lease incentives.
Net cash used in investing activities was zero for the three months ended March 31, 2019.
Cash Flows from Financing Activities
Net cash used in financing activities was $1,002,536 for the three months ended March 31, 2020 and consisted of the following:

•	$6,880,682 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $561,828;

•	$4,000,000 of proceeds from mortgage notes payable; partially offset by principal payments of $1,310,245 and deferred financing cost payments of $24,997 to third parties;

•	$3,775,250 of principal repayments on our short-term notes; and

•
$4,260,000 of proceeds from borrowings on our unsecured credit facility; these proceeds were more than offset by $9,091,147 used for repurchases of shares under the share repurchase plan and $1,379,751 of distributions paid to common stockholders.

Net cash used in financing activities was $1,591,063 for the three months ended March 31, 2019 and consisted primarily of the following:

•	$14,393,574 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $484,714;

•
$6,350,000 of proceeds from mortgage notes payable, more than offset by principal payments of $13,976,246 and deferred financing cost payments of $101,056 to third parties and $63,500 to an affiliate; and

•
$4,869,000 of proceeds from borrowings on our unsecured credit facility, more than offset by payments on our former unsecured credit facility of $9,800,000; these proceeds were also more than offset by $2,225,987 used for repurchases of shares under the share repurchase plan and $552,134 of distributions paid to stockholders.

Results of Operations
As of March 31, 2020, we owned (i) 45 operating properties, including 20 operating properties which we acquired through the Merger with REIT I on December 31, 2019 and one acquired on October 24, 2019, (ii) one parcel of land, which currently serves as an easement to one of our office properties, and (iii) an approximate 72.7% TIC Interest. We did not acquire any operating property during the first quarter of 2020 or 2019.
We expect that rental income, tenant reimbursements, depreciation and amortization expense, and interest expense will all increase in the remainder of 2020 as compared with 2019 as a result of the 2019 acquisitions discussed above. Our results of operations for the three months ended March 31, 2020 are not indicative of those expected in future periods. However, due to the current COVID-19 pandemic in the United States and globally, our tenants and operating partners will be impacted. The impact of the COVID-19 pandemic on our future results could continue to be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of action taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
Rental Income
Rental income, including tenant reimbursements, for the three months ended March 31, 2020 and 2019 was $11,054,409 and $5,885,445, respectively. The significant increase of $5,168,964, or 88%, quarter-over-quarter primarily reflects rental income from the 20 operating properties acquired through the Merger with REIT I on December 31, 2019 and one additional operating property acquired in October 2019. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of March 31, 2020 was $29,080,491.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliates, were $0 and $812,018, respectively, for the three months ended March 31, 2020 and 2019 for our investments in operating properties. The fee was equal to 0.1% of the total investment value of our properties on a monthly basis through December 31, 2019, when the Advisory Agreement was terminated in connection with the Self-Management Transaction. The fees for the three months ended March 31, 2019 correspond to the 24 operating properties owned during that quarter. In addition, the Company incurred asset management fees to the Former Advisor of $47,983 related to our approximate 72.7% TIC Interest during the three months ended March 31, 2019, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities. The Advisory Agreement with the entities that own the TIC Interest property was assigned to the Company's taxable REIT subsidiary following the Self-Management Transaction and the Company earns a monthly management fee equal to 0.1% of the total investment value of the property from this entity which resulted in a management fee of $65,993 for the three months ended March 31, 2020, of which the Company's portion of expense relating to the TIC Interest was $47,983.
General and Administrative
General and administrative expenses were $2,555,005 and $539,505 for the three months ended March 31, 2020 and 2019, respectively. The significant increase of $2,015,500, or 374%, quarter-over-quarter primarily reflects the costs of self-management of all 45 operating properties owned during the current year quarter, including personnel, occupancy and technology services costs, compared with the costs of the Advisory Agreement for the 24 operating properties owned during the prior year quarter, increases in directors and officers insurance, audit fees and third party consulting costs and post-closing legal costs related to the Self-Management Transaction of $245,886.
Depreciation and Amortization
Depreciation and amortization expense was $4,635,524 and $2,391,496 for the three months ended March 31, 2020 and 2019, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase of $2,244,028, or 94%, quarter-over-quarter primarily reflects the expenses of all 45 operating properties owned during the current year quarter, including the 20 operating properties acquired on December 31, 2019 in the Merger, and the amortization of intangibles acquired in the Self-Management Transaction of $487,219, as compared with expenses for the 24 operating properties owned during the prior year quarter.
Interest Expense
Interest expense was $3,904,656 and $2,160,350 for the three months ended March 31, 2020 and 2019, respectively (see Note 7 for the detail of the components of interest expense). The significant increase of $1,744,306, or 81%, quarter-over-quarter was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $121,200,000 during the first quarter of 2019 to approximately $196,237,000 during the first quarter of 2020. Average unsecured credit facility borrowings were approximately $6,500,000 during the first quarter of 2019 compared to $9,835,000 during the first quarter of 2020.
Property Expenses
Property expenses were $1,948,719 and $1,062,652 for the three months ended March 31, 2020 and 2019, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase of $886,067, or 83%, quarter-over-quarter primarily reflects the expenses of all 45 operating properties owned during the current year quarter, including the 20 operating properties acquired on December 31, 2019 in the Merger, as compared with expenses for the 24 operating properties owned during the prior year quarter.

Impairment of Investments in Real Estate Properties
The charge of $9,157,068 for the three months ended March 31, 2020, which is approximately 2% of our total investments in real estate property, relates to the first quarter impairment of three properties located in Las Vegas, Nevada, Morgan Hill, California and Cedar Park, Texas, due to the negative impacts of the COVID-19 pandemic including the forced 24 Hour Fitness store closure in Las Vegas, Nevada and the subsequent receipt on June 15, 2020 of written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the surrender of the premises to the Company's subsidiary, as well as uncertainty regarding our ability to re-lease the other two vacant properties on the same or better terms, or at all (see Note 4 to our unaudited condensed consolidated financial statements for impairment details).
Impairment of Goodwill and Intangible Assets
The charge of $34,572,403 for the three months ended March 31, 2020 consisted of: goodwill impairment of $33,267,143 (approximates 66% of goodwill) and intangible assets impairment of $1,305,260 (approximates 16% of intangible assets) related to our investor list reflects the negative impacts of the COVID-19 pandemic to the carrying values of goodwill and intangible assets (see Note 3 to our unaudited condensed consolidated financial statements for impairment details).
Reserve for Loan Guarantee
The reserve for our estimated liability under a loan guarantee amounted to $3,129,290 for the three months ended March 31, 2020. This represents the estimated liability for a loan guarantee related to our subsidiary's secured mortgage for the Las Vegas, Nevada property, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property (see "Effect of the COVID-19 Pandemic on Our Capital Resources" above and Note 6 to our unaudited condensed consolidated financial statements).
Expenses Reimbursed by Former Sponsor or Affiliates
Expenses reimbursed by our Former Sponsor or affiliates were $0 and $87,999 for the three months ended March 31, 2020 and 2019, respectively. For the quarter ended March 31, 2019, the amounts reimbursed by the Former Sponsor for investor relations payroll costs were $128,914, partially offset by a $40,915 refund to the Former Sponsor of employment related legal fees. Concurrent with the closing of the Self-Management Transaction on December 31, 2019, the Advisory Agreement was terminated.
Other Income
Interest income was $4,217 and $5,386 for the three months ended March 31, 2020 and 2019, respectively.
Income from investments in unconsolidated entities was $20,753 and $74,033 for the three months ended March 31, 2020 and 2019, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first quarter of 2020 and 2019, respectively, and includes the results of our approximate 4.8% interest in REIT I's results of operations for the three months ended March 31, 2019. We acquired REIT I in the Merger on December 31, 2019.
Organizational and Offering Costs
Offering costs include all expenses incurred in connection with the Offerings, including investor relations payroll expenses. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate. Our organizational and offering costs were paid by our Former Sponsor on our behalf through September 30, 2019, after which we agreed to pay all future organization and offering costs pursuant to an amendment to the Advisory Agreement in October 2019 and to no longer be reimbursed by our Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for our Former Sponsor's agreement to terminate its right to receive 3% of gross offering proceeds as reimbursement for organization and offering costs paid by our Former Sponsor. Prior to September 30, 2019, we were obligated to reimburse our Former Sponsor for organizational and offering costs related to the Offerings paid by it on our behalf, provided such reimbursement did not exceed 3% of gross offering proceeds raised in the Offerings as of the date of the reimbursement. We recorded $5,429,105 of organizational and offering costs paid to our Former Sponsor or affiliates through September 30, 2019. See Note 9 to our unaudited condensed consolidated financial statements for additional information. Through September 30, 2019, our Former Sponsor had incurred organizational and offering costs on our behalf in connection with the Offerings in excess of 3.0% of the gross offering proceeds received by us. From October 1, 2019 through December 31, 2019, we incurred $509,791 of direct organizational and offering costs related to the Offerings.

For the three months ended March 31, 2020, we incurred organizational and offering costs including primarily legal fees, FINRA, SEC and blue sky filing costs and personnel costs for investor relations personnel of $557,652 related to the Offerings, which are recorded in our financial statements as of March 31, 2020 as an offset to equity. As of March 31, 2020, we had recorded organizational and offering costs of $5,429,105 paid to our Former Sponsor or affiliates and $1,067,443 which we incurred directly, for an aggregate of $6,496,548 of organizational and offering costs.
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
Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

	Total Distributions	Distributions Declared	Distributions Paid		Cash Flows Provided by Operating
Period (1)	Declared	Per Share	Cash	Reinvested	Activities

First Quarter 2020 (2)	$4,189,102	$0.175875	$1,379,751	$2,360,514	$1,947,505	*

First Quarter 2019 (3)	$2,388,694	$0.175875	$552,134	$1,763,630	$773,736
Second Quarter 2019 (4)	2,605,268	0.175875	630,184	1,900,893	2,112,395
Third Quarter 2019 (5)	2,784,235	0.175875	719,257	2,020,768	1,677,064	*
Fourth Quarter 2019 (6)	2,807,322	0.175875	2,116,411	667,391	185,709	*
2019 Totals	$10,585,519	$0.703500	$4,017,986	$6,352,682	$4,748,904	*

*
Includes non-recurring merger costs of $245,886 during the quarter ended March 31, 2020 and $1,468,913 for the year ended December 31, 2019 ($800,359 during the quarter ended September 30, 2019 and $668,554 during the quarter ended December 31, 2019).

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

(2)
The distribution of $1,415,328 for the month of March 2020 was declared in January 2020 and paid on April 27, 2020. The amount was recorded as a liability as of March 31, 2020 in the accompanying unaudited condensed consolidated balance sheets.

(3)	The distribution of $821,300 for the month of March 2019 was declared in February 2019 and paid on April 25, 2019. The amount was recorded as a liability as of March 31, 2019.

(4)	The distribution of $896,291 for the month of June 2019 was declared in February 2019 and paid on July 25, 2019. The amount was recorded as a liability as of June 30, 2019.

(5)	The distribution of $937,863 for the month of September 2019 was declared in August 30, 2019 and paid on October 25, 2019. The amount was recorded as a liability as of September 30, 2019.

(6)
The distribution of $966,491 for the month of December 2019 was declared in August 30, 2019 and paid on January 25, 2020. The amount was recorded as a liability as of December 31, 2019 in the accompanying consolidated balance sheets.

Our sources of distribution payments were as follows:

Period	Net Rental Income Received	Waived Advisor Asset Management Fees	Deferred Advisor Asset Management Fees	Offering Proceeds (1)
2020:
First Quarter 2020	$4,189,102	(2)	(2)	$—

2019:
First Quarter 2019	$2,388,694	$—	$—	$—
Second Quarter 2019	2,605,268	—	—	—
Third Quarter 2019	2,784,235	—	—	—
Fourth Quarter 2019	2,807,322	—	—	—
2019 Totals	$10,585,519	$—	$—	$—

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

(2)	Subsequent to the Self-Management Transaction on December 31, 2019, asset management fees are not applicable.
Distributions to stockholders were declared and paid based on daily record dates at rates per share per day. The distribution details are as follows:

Distribution Period	Rate Per Share Per Day (1)		Declaration Date	Payment Date
2019
January 1-31	$0.00191183		December 26, 2018	February 25, 2019
February 1-28	$0.00209375		January 31, 2019	March 25, 2019
March 1-31	$0.00192740		February 28, 2019	April 25, 2019
April 1-30	$0.00192740		February 28, 2019	May 28, 2019
May 1-31	$0.00192740		February 28, 2019	June 25, 2019
June 1-30	$0.00192740		February 28, 2019	July 25, 2019
July 1-31	$0.00189113		June 25, 2019	August 26, 2019
August 1-31	$0.00189113		July 31, 2019	September 25, 2019
September 1-30	$0.00192740		August 30, 2019	October 25, 2019
October 1-31	$0.00192740		August 30, 2019	November 25, 2019
November 1-30	$0.00192740		August 30, 2019	December 26, 2019
December 1-31	$0.00192740		August 30, 2019	January 25, 2020
2020
January 1-31	$0.00192210		December 18, 2019	February 25, 2020
February 1-29	$0.00191257		January 24, 2020	March 25, 2020
March 1-31	$0.00191257		January 24, 2020	April 27, 2020
April 1-30	$0.00191257		January 24, 2020	May 26, 2020
May 1-31	$0.00160493	(2)	May 20, 2020	(3)
June 1-30	$0.00095890		May 20, 2020	(3)

(1)	Distributions paid per share of Class S common stock are net of deferred selling commissions.

(2)	Rate per share per day reflects $0.00191257 per day through May 21, 2020 and $0.00095890 per day thereafter.

(3)	Distribution has not been paid as of the filing date of this Quarterly Report on Form 10-Q.
Going forward, we expect our board of directors to continue to declare cash distributions based on daily record dates and to pay these distributions on a monthly basis, and after the completion of our Offerings to continue to declare distributions based on a single record date as of the end of the month, and to pay these distributions on a monthly basis. Cash distributions will be determined by our board of directors based on our financial condition, projected cash flows and such other factors as our board of directors deems relevant. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders other than as necessary to meet REIT qualification requirements.
Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of March 31, 2020, December 31, 2019 and March 31, 2019 were as follows:

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
Number of properties (1):
Retail	20	20	9
Office	16	16	10
Industrial	9	9	5
Total operating properties	45	45	24
Land	1	1	1
Total properties	46	46	25

Leasable square feet:
Retail	362,764	362,764	185,384
Office	800,036	800,036	616,284
Industrial	1,198,002	1,198,002	735,016
Total	2,360,802	2,360,802	1,536,684

(1)
Includes 20 properties acquired through the Merger with REIT I on December 31, 2019 as follows: (i) 11 retail properties with an aggregate leasable square feet of 177,380; (ii) six office properties with an aggregate leasable square feet of 183,752 and (iii) three industrial properties with an aggregate leasable square feet of 246,259.

The above table does not include an approximate 72.7% TIC interest in a 91,740 square feet office property located in Santa Clara, California.
We have a limited operating history. As of March 31, 2020, we have acquired: (i) 45 operating properties; (ii) one parcel of land, which currently serves as an easement to one of our office properties; and (iii) the TIC Interest. In evaluating these properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions.

During December 2019 and January 2020, we amended lease agreements to extend the lease terms for three of our properties. In December 2019, the lease for the Walgreens property in Stockbridge, GA was extended for 10 years to February 28, 2031 in exchange for an incentive payment of $500,000 payable in four installments of $125,000 each, commencing January 10, 2020 with the final installment paid April 1, 2020. In January 2020, the lease for the Walgreens property in Santa Maria, CA was extended for 10 years to March 31, 2032 in exchange for an incentive payment of $490,000 payable in four installments of $122,500 each, commencing January 15, 2020 with the final installment paid April 1, 2020. In January 2020, the lease for the Accredo property in Orlando, FL was extended for 3 1/2 years to December 31, 2024 and we paid a leasing commission of $215,713 to the tenant’s broker in February 2020. We are continuing to explore potential lease extensions for many of our properties.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have one tenant with a lease that provides for a tenant improvement allowance which has a remainder of $60,598. We expect that the related improvements will be completed during the 2020 calendar year. As of March 31, 2020, there is a restricted cash deposit of $92,684 that is available to be used to pay for a portion of these improvements. The remainder will be funded from operating cash flow or proceeds from our Offerings.
In addition, we have identified approximately $2,065,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months. Approximately $1,156,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. There are no restricted cash deposits that are available to be used to pay for these improvements. We will have to pay for the improvements, and the reimbursements will be billed over an extended period of time per the terms of the leases. The remaining costs of approximately $909,000 are not recoverable from tenants. These improvements will be funded from operating cash flows or proceeds from the Offerings.
Recent Market Conditions
We face significant uncertainties due to the COVID-19 pandemic as described above in “Liquidity and Capital Resources - Effect of the COVID-19 Pandemic on Our Capital Resources.” Both the investing and leasing environments are highly competitive. Even before the COVID-19 pandemic, uncertainty regarding the economic and political environment had made businesses reluctant to make long-term commitments or changes in their business plans. The COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the U.S. and global economy will perform over the next several months. The ongoing trade war between the U.S. and China has also increased the level of uncertainty and resulted in reductions in business investments.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic, may result in decreases in cash flows from investment properties. We have two leases scheduled to expire during 2021 for one office property and one retail property, which comprise an aggregate of 157,419 square feet and approximately 7.5% of projected 2020 net operating income from properties. The tenants for both of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed from working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases. We have nine other leases scheduled to expire in either 2022 or 2023. Impending declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations.
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

The debt market remains sensitive to the macro environment, such as impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. Economic and financial market conditions have deteriorated rapidly during the last three months as a result of the COVID-19 pandemic and we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, seeking a new line of credit, short-term variable rate loans, or any combination of the foregoing.
Election as a REIT
We elected to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2016. We believe we will continue to qualify as a REIT. To qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the distributions paid deduction and excluding net capital gains).
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to continue to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our condensed consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on April 6, 2020. There have been no significant changes to our policies during the three months ended March 31, 2020.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to our unaudited condensed consolidated financial statements for discussion of commitment and contingencies).
Related-Party Transactions and Agreements
Through December 31, 2019 we had contracted for advisory services through an Advisory Agreement with our Former Advisor whereby we paid certain fees to, or reimbursed certain expenses of, our Former Advisor or affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 9 to our unaudited condensed consolidated financial statements for additional details of the various related-party transactions and agreements).

Subsequent Events
See Note 11 to our unaudited condensed consolidated financial statements for events that occurred subsequent to March 31, 2020 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of March 31, 2020.
Item 3.  Quantitative and Qualitative Disclosure about Market Risk
Not applicable as we are a smaller reporting company.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 10 to our unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
Other than as disclosed below, there have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2019, as filed with the SEC on April 6, 2020.

The recent outbreak of COVID-19 has and may continue to adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
Our business and/or operations and the businesses of our tenants have been, and may continue to be, materially and adversely affected by the risks, or the public perception of the risks, related to the recent outbreak of COVID-19. The profitability of our retail properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of COVID-19 has caused, and could continue to cause, employees or customers to avoid our properties, which adversely affects foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Most of the states where we operate have issued orders to close fitness centers and other retail establishments. Such events have adversely impacted tenants’ sales and/or caused the temporary closure or slowdown of our tenants’ businesses, which has severely disrupted their operations and could continue to have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.
In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, most of our employees are working remotely. If our employees are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government imposed penalty.
The current COVID-19 pandemic, and any future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
The COVID-19 pandemic has had, and any other pandemics in the future could have, repercussions across regional, national and global economies and financial markets. The outbreak of COVID-19 in the United States and in many countries has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in the financial markets. The impact of the COVID-19 outbreak has been rapidly evolving and has continued to affect more countries. Many countries, including the United States, have responded by instituting quarantines for some period of time, mandating business and school closures, banning group gatherings and restricting travel, among others.
Certain states and cities, including where we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules and restrictions to only essential businesses that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the real estate industry in which we and our tenants operate.
Many of our tenants have announced temporary closures of their stores or facilities and various tenants have requested rent deferral or rent abatement during this pandemic. In addition, in response to state and local government orders, all of our company personnel are currently working remotely. The effects of the state and local government orders, including an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk and impair our ability to manage our business. The COVID-19 pandemic may have a material adverse effect on our financial position, results of operations and cash flows, including among other factors:

•	a partial or complete closure of, or other operational issues at, some or all of our properties resulting from government or tenant action;

•
reduced economic activity severely impacts our tenants' business operations, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•
reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending and in return could severely impact our tenants' business operations, financial condition and liquidity;

•
difficulty accessing debt and equity on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund our business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

•
the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our mortgage notes payable and credit facilities and could result in a default or potential acceleration of payment of our debt obligations, which non-compliance could negatively impact our ability to make additional future borrowings;

•	significant impairment in the value of our intangible assets as a result of weaker economic conditions;

•	general decline in business activity and demand for real estate transactions has adversely affected our ability to grow our portfolio of properties;

•	broad acceptance and success of working from home could negatively impact the demand for office space;

•
the deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations has adversely affected our operations and those of our tenants; and

•
potential negative impact on the health of our personnel and staff, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic impacts our business operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence; including the scope, severity and duration of the pandemic; the success of actions or measures taken to contain or treat COVID-19, or mitigate its impact; and the direct and indirect economic effects of the pandemic, among others. Extended closures by our tenants of their stores and any early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying distributions to our stockholders at expected levels, or at all.
The rapid development and fluidity of the COVID-19 pandemic precludes us from making any prediction as to the full adverse impact of the pandemic. Nevertheless, the pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and additional filings with the SEC should be interpreted with heightened caution as a result of the impact of and uncertainty surrounding the COVID-19 pandemic.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2020, we issued a total of 5,864 shares of Class C common stock to five members of the board of directors for their service as board members during the fourth quarter of 2019. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
During the three months ended March 31, 2020, we also issued 1,034 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $10,619. Such issuances were made pursuant to the distribution reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.
Use of Proceeds from Sales of Registered Securities
On June 1, 2016, the Registered Offering (SEC Registration No. 333-205684) was declared effective by the SEC, and on July 20, 2016, we began offering shares of common stock to the public. Pursuant to the Registered Offering, we sold shares of our Class C common stock directly to investors. Commencing in August 2017, we began selling shares of Class C common stock to U.S. persons only, as defined under the Securities Act, as a result of the commencement of the Class S Offering to non-U.S. Persons. Under applicable SEC rules, the registration statement for the Registered Offering was scheduled to terminate on June 1, 2019, but remained effective because we filed a new registration statement on Form S-11 for the Follow-on Offering with the SEC on May 24, 2019 (SEC Registration No. 333-231724) to extend the Registered Offering in accordance with Rule 415 under the Securities Act. The Company’s initial registration statement on Form S-11 terminated when the Follow-on Offering was declared effective by the SEC on December 23, 2019. As required by some states, the Company is also required to renew the registration statement for the Registered Offering annually. We may terminate the Follow-on Offering at any time. Our board of directors will adjust the offering price of the shares of Class C common stock sold in the Follow-on Offering and the Registered DRP Offering annually in the first quarter of each year during the course of the Follow-on Offering.
Through March 31, 2020, we had sold an aggregate of 18,790,532 shares of Class C common stock in the Registered Offerings, including 1,756,093 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $188,922,901.

Through March 31, 2020, we paid $6,469,559 for organizational and offering costs related to our Registered Offerings, including $5,371,195 to our Former Sponsor as reimbursement through September 30, 2019, which reimbursement was subject to a 3% of gross offering proceeds limitation.
From the commencement of the Registered Offering through March 31, 2020, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $182,453,342, including net offering proceeds from our Registered DRP Offering of $17,136,886. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $287,732,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $7,666,690 and $696,150 were used to pay acquisition fees and financing coordination fees to our Former Advisor, respectively. Our Former Sponsor was reimbursed for $5,429,105 of organizational and offering costs in connection with the Offerings (see Note 9 to our unaudited condensed consolidated financial statements for details regarding fees paid to affiliates through December 31, 2019). For the three months ended March 31, 2020, no proceeds from the Offerings were used to fund stockholder distributions in connection with rent abatements as described above. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.
Issuer Redemptions of Equity Securities
We have adopted a share repurchase program that enables qualifying stockholders to sell their stock to us in limited circumstances. The maximum amount of common stock that may be repurchased per month is limited to no more than 2% of our most recently determined aggregate NAV. Repurchases for any calendar quarter are limited to no more than 5% of our most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of our most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offerings and Class S Offering (including purchases pursuant to our Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.
We have the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that we lack readily available funds to do so due to market conditions beyond our control, our need to maintain liquidity for our operations or because we determine that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In the event that we repurchase some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro-rata basis, subject to any Extraordinary Circumstance Repurchase.
We have the discretion, but not the obligation, under extraordinary market or economic circumstances, to make a special repurchase in equal, nominal quantities of shares from all stockholders who have submitted share repurchase requests during the period. These Extraordinary Circumstance Repurchases will precede any pro rata share repurchases that may be made during the period.
Our board may amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program upon 10 days’ notice to Class C stockholders or Class S stockholders, respectively, if the board believes such action is in our and such stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if the board determines that the funds otherwise available to fund our share repurchases are needed for other purposes. Our board may also amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program due to changes in law or regulation, or if the board becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased.

The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended March 31, 2020. For the three months ended March 31, 2020, we did not repurchase any shares of our Class S common stock.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid Per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Dollar Value of Shares Available That May Be Repurchased Under the Program
January 1-31, 2020 (1)	—	n/a	$—	(3)
February 1-29, 2020	494,775	$10.12	494,775	(3)
March 1-31, 2020	400,441	$10.20	400,441	(3)
Total	895,216		$895,216

(1)
Our share repurchase program was suspended on September 19, 2019 and was reopened on January 2, 2020; therefore, no repurchases were completed in January 2020. The shares of Class C common stock requested for repurchase in January and February 2020 were repurchased in February and March 2020, respectively. We generally repurchase shares approximately three business days following the end of the applicable month in which requests were received. During March 2020, our board of directors determined not to repurchase any shares of Class C common stock requested for repurchase.

(2)
Following our calculation of our estimated NAV per share of $10.27 (unaudited), which our board of directors approved on January 31, 2020 and calculated as of December 31, 2019, we repurchased shares on May 5, 2020 based on the estimated NAV per share of $10.27 (unaudited). Following our calculation of our estimated NAV per share of $7.00 (unaudited), which our board of directors approved on May 20, 2020 and calculated as of April 30, 2020, any future share repurchases will be based on the estimated NAV per share of $7.00 (unaudited).

(3)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
2.1
Agreement and Plan of Merger dated as of September 19, 2019, by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, Rich Uncles Real Estate Investment Trust I and Katana Merger Sub (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

2.2
Contribution Agreement dated as of September 19, 2019 by and among Rich Uncles NNN Operating Partnership, LP, RW Holdings NNN REIT, Inc., BrixInvest, LLC and Daisho OP Holdings, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

3.1
Articles of Amendment and Restatement of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

3.2
Amended and Restated Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

4.1
Form of Subscription Agreement for Class C Shares (Direct Investors) (incorporated by reference to Appendix A-1 to Supplement No. 5 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on March 19, 2020)

4.2
Form of Subscription Agreement for Class C Shares (Registered Investment Advisors) (incorporated by reference to Appendix A-2 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on December 23, 2019)

4.3
Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on December 23, 2019)

4.4
Amended and Restated Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on April 20, 2020)

4.5
Distribution Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

4.6
Amended and Restated Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on April 20, 2020)

4.7
Registration Rights Agreement by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, and Daisho OP Holdings, LLC, dated December 31, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.1
Dealer Manager Agreement by and between RW Holdings NNN REIT, Inc. and North Capital Private Securities Corporation dated January 2, 2020 (incorporated by reference to Exhibit 1.1 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on April 6, 2020)

10.2
First Amendment to Loan Agreement dated March 13, 2020 between Pacific Mercantile Bank and RW Holdings NNN REIT, Inc., RW Holdings NNN REIT Operating Partnership, LP, Rich Uncles NNN LP, LLC, Katana Merger Sub, LP, and Modiv, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 17, 2020)

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
Date: June 23, 2020