Form 10-Q
period 2020-06-30
RW HOLDINGS NNN REIT, INC.
filed 2020-08-14
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Not Applicable
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2020, there were 24,150,873 shares of Class C common stock outstanding and 187,900 shares of Class S common stock outstanding.

RW HOLDINGS NNN REIT, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbor provisions created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•	We are subject to risks associated with deteriorating economic conditions resulting from the novel coronavirus (“COVID-19”) pandemic and related disruptions in the financial markets.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Real estate investments:
Land	$76,912,859	$86,775,988
Buildings and improvements	294,123,745	309,904,890
Tenant origination and absorption costs	24,450,830	27,266,610
Total investments in real estate property	395,487,434	423,947,488
Accumulated depreciation and amortization	(27,050,943)	(20,411,794)
Total investments in real estate property, net (Note 4)	368,436,491	403,535,694
Investment in unconsolidated entity (Note 5)	10,200,810	10,388,588
Total real estate investments, net	378,637,301	413,924,282
Real estate investments held for sale, net (Note 4)	17,926,407	—
Total real estate investments	396,563,708	413,924,282
Cash and cash equivalents	3,820,375	6,823,568
Restricted cash	258,493	113,362
Tenant receivables, net	6,845,034	6,224,764
Above-market lease intangibles, net	945,947	1,251,734
Due from affiliates (Note 9)	3,214	2,332
Prepaid expenses and other assets	2,433,871	1,867,777
Interest rate swap derivatives	—	34,567
Assets related to real estate investments held for sale	725,990	—
Operating lease right-of-use asset	2,139,520	2,386,877
Goodwill, net	17,320,857	50,588,000
Intangible assets, net	6,001,792	7,700,000
Total assets	$437,058,801	$490,917,263
Liabilities and Equity
Mortgage notes payable, net	$186,677,129	$194,039,207
Mortgage notes payable related to real estate investments held for sale, net	9,549,467	—
Total mortgage notes payable, net	196,226,596	194,039,207
Unsecured credit facility, net	11,960,200	7,649,861
Short-term notes payable	—	4,800,000
Economic relief notes payable	527,000	—
Accounts payable, accrued and other liabilities	10,718,686	11,555,161
Share repurchases payable	750,684	—
Below-market lease intangibles, net	13,658,195	14,591,359
Due to affiliates (Note 9)	—	630,820
Interest rate swap derivatives	2,279,909	1,021,724
Liabilities related to real estate investments held for sale	196,938	—
Operating lease liability	2,152,919	2,386,877
Total liabilities	238,471,127	236,675,009

Commitments and contingencies (Note 10)

Redeemable common stock	8,925,145	14,069,692

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 24,137,134 and 23,647,466 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	24,137	23,647
Class S common stock $0.001 par value, 100,000,000 shares authorized, 187,648 and 186,606 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	188	187
Additional paid-in-capital	228,696,741	220,714,676
Cumulative distributions and net losses	(89,661,537)	(31,168,948)
Total RW Holdings NNN REIT, Inc. equity	139,059,529	189,569,562
Noncontrolling interests in the Operating Partnership	50,603,000	50,603,000
Total equity	189,662,529	240,172,562
Total liabilities and equity	$437,058,801	$490,917,263
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental income	$9,277,020	$5,896,266	$20,331,429	$11,781,711

Expenses:
Fees to affiliates (Note 9)	—	812,019	—	1,624,037
General and administrative	2,369,358	853,940	4,924,363	1,393,445
Depreciation and amortization	4,480,262	2,391,495	9,115,786	4,782,991
Interest expense	2,558,877	2,076,725	6,463,533	4,237,075
Property expenses	1,854,637	1,111,936	3,803,356	2,174,588
Impairment of real estate investment properties (Note 4)	349,457	—	9,506,525	—
Impairment of goodwill and intangible assets (Note 3)	—	—	34,572,403	—
Reserve for loan guarantee (Note 6)	(4,253)	—	3,125,037	—
Total expenses	11,608,338	7,246,115	71,511,003	14,212,136
Less: Expenses reimbursed by Former Sponsor (Note 9)	—	(148,233)	—	(236,232)
Expenses, net	11,608,338	7,097,882	71,511,003	13,975,904

Other income (expense):
Interest income	605	5,645	4,822	11,031
Income from investments in unconsolidated entities, net	125,658	55,955	146,411	129,988
Other	(4,855)	—	(4,855)	—
Total other income, net	121,408	61,600	146,378	141,019
Net loss	$(2,209,910)	$(1,140,016)	$(51,033,196)	$(2,053,174)

Net loss per share, basic and diluted (Note 2)	$(0.09)	$(0.08)	$(2.13)	$(0.14)

Weighted-average number of common shares outstanding, basic and diluted	24,097,402	14,846,259	23,976,325	14,218,770

Distributions declared per common share	$0.136	$0.175	$0.311	$0.035
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Equity
Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2020	23,660,697	$23,661	187,640	$188	$224,849,288	$(84,181,336)	$140,691,801	$50,603,000	$191,294,801
Issuance of common stock	555,545	555	1,945	2	4,850,486	—	4,851,043	—	4,851,043
Stock compensation expense	6,816	7	—	—	69,993	—	70,000	—	70,000
Class P OP Units compensation expense	—	—	—	—	88,784	—	88,784	—	88,784
Offering costs	—	—	—	—	(265,270)	—	(265,270)	—	(265,270)
Reclassification to redeemable common stock	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(85,924)	(86)	(1,936)	(2)	(896,540)	—	(896,628)	—	(896,628)
Distributions declared	—	—	—	—	—	(3,270,291)	(3,270,291)	—	(3,270,291)
Net loss	—	—	—	—	—	(2,209,910)	(2,209,910)	—	(2,209,910)
Balance, June 30, 2020	24,137,134	$24,137	187,649	$188	$228,696,741	$(89,661,537)	$139,059,529	$50,603,000	$189,662,529

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2019	14,201,229	$14,201	132,517	$133	$132,742,525	$(19,469,289)	$113,287,570	$—	$113,287,570
Issuance of common stock	1,329,089	1,329	33,931	33	13,846,925	—	13,848,287	—	13,848,287
Stock compensation expense	5,414	5	—	—	54,995	—	55,000	—	55,000
Offering costs	—	—	—	—	(415,299)	—	(415,299)	—	(415,299)
Repurchase of common stock	(222,561)	(222)	—	—	(2,217,444)	—	(2,217,666)	—	(2,217,666)
Distributions declared	—	—	—	—	—	(2,605,268)	(2,605,268)	—	(2,605,268)
Net loss	—	—	—	—	—	(1,140,016)	(1,140,016)	—	(1,140,016)
Balance, June 30, 2019	15,313,171	$15,313	166,448	$166	$144,011,702	$(23,214,573)	$120,812,608	$—	$120,812,608
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	23,647,466	$23,647	186,606	$187	$220,714,676	$(31,168,948)	$189,569,562	$50,603,000	$240,172,562
Issuance of common stock	1,458,128	1,458	2,979	3	14,090,778	—	14,092,239	—	14,092,239
Stock compensation expense	12,680	13	—	—	129,570	—	129,583	—	129,583
Class P OP Units compensation expense	—	—	—	—	177,567	—	177,567	—	177,567
Offering costs	—	—	—	—	(822,921)	—	(822,921)	—	(822,921)
Reclassification to redeemable common stock	—	—	—	—	4,393,863	—	4,393,863	—	4,393,863
Repurchase of common stock	(981,140)	(981)	(1,936)	(2)	(9,986,792)	—	(9,987,775)	—	(9,987,775)
Distributions declared	—	—	—	—	—	(7,459,393)	(7,459,393)	—	(7,459,393)
Net loss	—	—	—	—	—	(51,033,196)	(51,033,196)	—	(51,033,196)
Balance, June 30, 2020	24,137,134	$24,137	187,649	$188	$228,696,741	$(89,661,537)	$139,059,529	$50,603,000	$189,662,529

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	12,943,294	$12,943	17,594	$18	$119,247,245	$(16,167,437)	$103,092,769	$—	$103,092,769
Issuance of common stock	2,806,991	2,807	148,854	148	30,002,536	—	30,005,491	—	30,005,491
Stock compensation expense	10,335	10	—	—	104,990	—	105,000	—	105,000
Offering costs	—	—	—	—	(899,863)	—	(899,863)	—	(899,863)
Repurchase of common stock	(447,449)	(447)	—	—	(4,443,206)	—	(4,443,653)	—	(4,443,653)
Distributions declared	—	—	—	—	—	(4,993,962)	(4,993,962)	—	(4,993,962)
Net loss	—	—	—	—	—	(2,053,174)	(2,053,174)	—	(2,053,174)
Balance, June 30, 2019	15,313,171	$15,313	166,448	$166	$144,011,702	$(23,214,573)	$120,812,608	$—	$120,812,608
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net loss	$(51,033,196)	$(2,053,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,115,786	4,782,991
Stock compensation expense	350,900	176,667
Deferred rents	(631,054)	(683,886)
Amortization of deferred lease incentives	30,602	30,602
Amortization of deferred financing costs and premium	298,283	390,096
Amortization of above-market lease intangibles	98,966	48,523
Amortization of below-market lease intangibles	(774,589)	(237,196)
Impairment of real estate investment properties	9,506,525	—
Impairment of goodwill and intangible assets	34,572,403	—
Reserve for loan guarantee	3,125,037	—
Unrealized loss on interest rate swap valuation	1,292,752	874,016
Income from investments in unconsolidated entities	(146,411)	(129,988)
Distributions from investments in unconsolidated entities	334,189	418,730
Change in operating assets and liabilities:
(Increase) decrease in tenant receivables	(16,688)	196,660
Increase in prepaid and other assets	(606,696)	(311,094)
(Decrease) increase in accounts payable, accrued and other liabilities	(1,515,624)	319,774
Decrease in due to affiliate	(631,702)	(936,590)
Decrease in operating lease right-of-use asset, net of decrease in operating lease liability	13,399	—
Net cash provided by operating activities	3,382,882	2,886,131

Cash Flows from Investing Activities:
Additions to existing real estate investments	(2,170,913)	—
Additions to intangible assets	(533,041)	—
Payment of tenant improvements	—	(3,387,699)
Additions to lease incentives	(990,000)	—
Refundable purchase deposit	—	(100,000)
Net cash used in investing activities	(3,693,954)	(3,487,699)

Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	4,260,000	4,869,000
Repayments of unsecured credit facility	—	(13,869,000)
Proceeds from mortgage notes payable	4,000,000	6,350,000
Principal payments on mortgage notes payable	(2,003,558)	(14,240,853)
Proceeds from economic relief notes payable	527,000	—
Principal payments on short-term notes payable	(4,800,000)	—
Payments of deferred financing costs to third parties	(56,997)	(172,797)
Payments of financing fees to affiliates	—	(63,500)
Proceeds from issuance of common stock and investor deposits	9,427,526	26,340,968
Payments of offering costs	(822,921)	(899,863)
Payments of selling commissions on Class S common stock	—	(51,044)
Repurchases of common stock	(9,987,775)	(4,443,653)
Distributions paid to common stockholders	(3,090,265)	(1,182,318)
Net cash (used in) provided by financing activities	(2,546,990)	2,636,940

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,858,062)	2,035,372

Cash, cash equivalents and restricted cash, beginning of period	6,936,930	8,755,928

Cash, cash equivalents and restricted cash, end of period	$4,078,868	$10,791,300

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,367,143	$2,979,031

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification from (to) redeemable common stock	$4,393,863	$(238,153)
Reinvested distributions from common stockholders	$4,664,713	$3,664,523
Real estate investments held for sale, net	$17,926,407	$—
Assets related to real estate investments held for sale	$725,990	$—
Mortgage notes payable related to real estate investments held for sale, net	$9,549,467	$—
Liabilities related to real estate investments held for sale	$196,938	$—
Increase in share repurchases payable	$750,684	$238,153
Accrued distributions	$295,585	$896,291
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
Following completion of the Self-Management Transaction, the Company, including NNN LP, owns an approximately 87% partnership interest in the Operating Partnership. Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (defined below) (“Daisho”) which was spun off from BrixInvest on December 31, 2019, was issued and held 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”), or an approximate 12% limited partnership interest, in the Operating Partnership as of December 31, 2019. Daisho is managed by Messrs. Aaron S. Halfacre, Raymond J. Pacini and Raymond Wirta, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman, respectively. The Class M OP Units were distributed to the members of Daisho during 2020. In connection with the Self-Management Transaction, the Company's Chief Executive Officer and Chief Financial Officer were issued an aggregate of 56,029 units of Class P limited partnership interest (the “Class P OP Units”) in the Operating Partnership and thereby own the remaining approximate 1% limited partnership interest in the Operating Partnership.
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
Through June 30, 2020, the Company had sold 19,346,077 shares of Class C common stock in the Registered Offerings, including 2,045,330 shares of Class C common stock sold under its registered distribution reinvestment plan, for aggregate gross offering proceeds of $193,763,736, and 189,585 shares of Class S common stock in the Class S Offering, including 4,621 shares of Class S common stock sold under its distribution reinvestment plan, for aggregate gross offering proceeds of $1,921,229.
As of June 30, 2020, the Company had invested in (i) 45 operating properties, comprised of: 20 retail properties, 16 office properties and nine industrial properties (including 20 operating properties which were acquired through the Merger on December 31, 2019 and are comprised of: (a) 11 retail properties, (b) six office properties and (c) three industrial properties); (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; and (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the “TIC Interest”). During the second quarter of 2020, the Company determined to sell four of its operating properties, including three retail properties and one industrial property, and classified them as real estate investments held for sale as of June 30, 2020. See Note 4 for additional discussion.
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
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in ASU No. 2014-09. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU No. 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that (1) the timing and pattern of transfer of the nonlease components and associated lease components are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company's leasing arrangements, the Company accounted for all lease and nonlease components as one, single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company's timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 in the Company's consolidated statements of operations. For the three months ended June 30, 2020 and 2019, tenant reimbursements included in rental income amounted to $1,538,586 and $1,098,603, respectively, and for the six months ended June 30, 2020 and 2019, tenant reimbursements included in rental income amounted to $3,899,505 and $2,186,463, respectively.
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
Impairment of Investment in Real Estate Properties
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 4, the Company recorded impairment charges of $349,457 and $9,506,525 related to one and four of its properties, respectively, during the three and six months ended June 30, 2020, respectively.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Other Comprehensive Loss
For all periods presented, other comprehensive loss is the same as net loss.
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. Diluted EPS is the same as Basic EPS for the three and six months ended June 30, 2020 and 2019 as the Company had a net loss for all reported periods. As of June 30, 2020, there were 657,949.5 Class M OP Units and 56,029 Class P OP Units that are convertible to Class C OP Units (defined below) at a conversion ratio of five Class C OP Units for each one Class M OP Unit or Class P OP Unit, as applicable, after a specified period of time (see Note 3). The holders of Class C OP Units may exchange such Class C OP Units for shares of the Company's Class C common stock on a 1-for-1 basis or, at the Company’s sole and absolute discretion, for cash. The Class M OP Units and Class P OP Units, and the shares of Class C common stock into which they may ultimately be converted, were excluded from the computation of Diluted EPS because their effect would not be dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
The Company has presented the basic and diluted net loss per share amounts on the accompanying condensed consolidated statements of operations for Class C and S share classes as a combined common share class. Application of the two-class method for allocating net loss in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss of $(0.09) and $(0.06) per share for Class C shares for the three months ended June 30, 2020 and 2019, respectively, and a net loss of $(0.09) and $(0.10) per share for Class S shares for the three months ended June 30, 2020 and 2019, respectively. The two-class method would have resulted in a net loss per share of $(2.13) and $(0.13) for Class C shares for the six months ended June 30, 2020 and 2019, respectively, and $(2.13) and $(0.18) for Class S shares for the six months ended June 30, 2020 and 2019, respectively. The differences in net loss per share if allocated under this method primarily reflects the lower effective distributions per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the distributions relative to the time the shares were outstanding.
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
Cash and cash equivalents, restricted cash, tenant receivables, due from affiliates, prepaid expenses and other assets, accounts payable, accrued and other liabilities and due to affiliates: These balances approximate their fair values due to the short maturities of these items.

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
Goodwill and Intangible Assets: The fair value measurements of goodwill and intangible assets are considered Level 3 nonrecurring fair value measurements. For goodwill, fair value measurement involves the determination of fair value of a reporting unit. The Company uses a Monte Carlo simulation model to estimate future performance, generating the fair value of the reporting unit's business. For intangible assets, fair value measurements include assumptions with inherent uncertainty, including projected Offerings volumes and related projected revenues and long-term growth rates, among others. The carrying value of intangible assets is at risk of impairment if future projected Offerings proceeds, revenues or long-term growth rates are lower than those currently projected.
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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing or modification and for on-site and tenant improvements or property taxes. Restricted cash as of June 30, 2020 and December 31, 2019 amounted to $258,493 and $113,362, respectively.
Pursuant to lease agreements, the Company has obligations to pay for $60,598 and $98,329 in site and tenant improvements to be incurred by tenants as of June 30, 2020 and December 31, 2019, respectively, including a 72.7% share of tenant improvements for the Santa Clara property at both balance sheet dates. At both June 30, 2020 and December 31, 2019, the Company's restricted cash held to fund the improvements totaled $92,684. As of June 30, 2020 and December 31, 2019, the Company also held restricted cash of $165,809 and $20,678, respectively, for lender reserves.
Real Estate Investments Held for Sale
The Company generally considers a real estate investment to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investment held for sale, net” and “assets related to real estate investment held for sale,” respectively, in the accompanying condensed consolidated balance sheets. Mortgage note payable and other liabilities related to a real estate investment held for sale are classified as “mortgage notes payable related to real estate investments held for sale, net” and “liabilities related to real estate investment held for sale,” respectively, in the accompanying condensed consolidated balance sheets. Real estate investment classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying condensed consolidated statements of operations.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. The Company evaluates goodwill for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other on an annual basis, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized. Due to the impacts of the COVID-19 pandemic, the Company performed an impairment test of goodwill for the quarter ended March 31, 2020. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated fair value of the Company’s net tangible and intangible assets to the preliminary carrying value of its net tangible and intangible assets as of March 31, 2020. The recorded goodwill impairment charge of $33,267,143 represents the excess of the Company’s net book value over its estimated fair value as of March 31, 2020. No goodwill impairment charges were recorded during the three months ended June 30, 2020.
Intangible assets consist of purchased customer-related intangible assets, marketing-related intangible assets, developed technology and other intangible assets. Intangible assets are amortized over their estimated useful lives using the straight-line method ranging from three years to five years. No significant residual value is estimated for intangible assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Due to the impacts of the COVID-19 pandemic, the Company evaluated its intangible assets for impairment and recorded an impairment charge of $1,305,260 for the three months ended March 31, 2020. No impairment charges on intangible assets were recorded during the three months ended June 30, 2020.
See Note 3 for additional information related to goodwill and other intangible assets acquired in connection with the Self-Management Transaction and impairments recorded.
Reclassifications
Certain prior period cash flows from operations account grouping in the condensed consolidated statement of cash flows has been reclassified to conform with the current year presentation. The reclassifications had no impact on net loss.
Restricted Stock Units and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on the most recent NAV per share of the Company’s common stock on the date of issuance or grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction discussed in Note 3 are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 and condensed consolidated statement of equity for the three and six months ended June 30, 2020. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 3).
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
The Company has elected to utilize the method wherein the concessions result in additional lease receivable during the deferral period as available under Topic 842 Q&A for lease concessions related to the effects of the COVID-19 pandemic. The Company's lease concessions related to the effects of the COVID-19 pandemic resulted in a receivable of $89,460 on the Company’s condensed consolidated balance sheet as of June 30, 2020. Due to the continuing nature of the COVID-19 pandemic, there may be subsequent impacts from future tenant requests for lease concessions or deferrals for future periods. The Company maintains an inventory of tenants which have or are expected to request lease concessions. Future lease concessions may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments with respect to the continued spread and treatment of COVID-19, which the Company cannot accurately predict at this time.
New Accounting Standards Recently Issued and Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 eases the potential burden in accounting for recognizing the effects of reference rate reform on financial reporting. Such challenges include the accounting and operational implications for contract modifications and hedge accounting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, contracts, hedging relationships, and other transactions affected by reference rate reform. These provisions apply to contract modifications that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discounted because of reference rate reform.
Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the effect that ASU 2020-04 will have on the Company’s consolidated financial statements.
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
The Class M OP Units were issued to Daisho on December 31, 2019 in connection with the Self-Management Transaction and are non-voting, non-dividend accruing, and are not able to be converted or exchanged prior to the one-year anniversary of the completion of the Self-Management Transaction. Investors holding units in BrixInvest received Daisho units in a ratio of 1:1 for an aggregate of 657,949.5 Daisho units. During 2020, Daisho distributed the Class M OP Units to its members and the Class M OP Units will become convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion ratio of five Class C OP Units for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction will vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction. In the event that the Class M OP Units are converted into Class C OP Units prior to December 31, 2023, such Class M OP Units shall be exchanged at the rate indicated below:

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
The Company issued a total of 56,029 Class P OP Units to Messrs. Halfacre and Pacini, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $10.16 when issued on December 31, 2019 and the expected minimum conversion ratio of five Class C OP Units for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense. During the three and six months ended June 30, 2020, the Company amortized and charged $88,784 and $177,567, respectively, to stock compensation expense. The unamortized value of these units was $1,331,752 as of June 30, 2020.
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
As of December 31, 2019, the Company had substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date. The Company incurred $1,468,913 in costs in connection with the Self-Management Transaction, which were included in the consolidated statement of operations for the year ended December 31, 2019 and an additional $8,460 and $201,920 in post-closing costs during the three and six months ended June 30, 2020, respectively.
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
The current COVID-19 pandemic in the United States and globally, and the magnitude and uncertain duration of the economic impacts have resulted in challenges in attracting investor equity during this period of economic weakness and volatility. The disruption in the Company's Offerings is expected to have a protracted impact on capital raising, and the recessionary pressures on the economy have resulted in real estate market uncertainty and an approximate 14% decrease in the estimated fair value of the Company’s real estate properties as of April 30, 2020 as compared with the estimated fair value of the Company’s real estate properties as of December 31, 2019 (see discussion of the Company's updated estimated NAV per share approved on May 20, 2020 above in Note 1). Given these circumstances, the Company has revised its capital raise projections, its projections of new investment and other factors contributing to the Company's analysis of estimated fair value of its consolidated business operations. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

fair value of the Company’s net tangible and intangible assets, including the estimated fair value of the business acquired from its Former Sponsor, to the carrying value of its net tangible and intangible assets as of March 31, 2020. Since the estimated fair value of the Company’s net tangible and intangible assets was less than the carrying amount of its net tangible and intangible assets, the Company recorded a goodwill impairment charge of $33,267,143 for the quarter ended March 31, 2020 which is reflected in the Company’s net loss for the six months ended June 30, 2020.
The net carrying amount of goodwill as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Goodwill	$17,320,857	$50,588,000
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
Intangible assets, net as of June 30, 2020 and December 31, 2019 and related useful lives are as follows:

Intangible Assets	Weighted-Average Useful Life	June 30, 2020	December 31, 2019
Investor list, net	5.0 years	$3,494,740	$4,800,000
Web services technology, domains and licenses	3.0 years	3,433,041	2,900,000
		6,927,781	7,700,000
Accumulated amortization		(925,989)	—
Net		$6,001,792	$7,700,000
During the three and six months ended June 30, 2020, the Company acquired additional web services technology intangible assets of $209,351 and $533,041, respectively. Amortization expense for the three and six months ended June 30, 2020 amounted to $438,770 and $925,989, respectively.
As discussed previously, the COVID-19 pandemic has caused significant disruptions in the economy and uncertainties in the investment markets. Based on the impacts on the Company's investors and the economy, the Company evaluated the fair value of intangibles to determine if they exceeded the respective carrying values and determined that a portion of the investor list would no longer be viable and, therefore, an impairment charge of $1,305,260 was recorded for the quarter ended March 31, 2020 which is reflected in the Company’s net loss for the six months ended June 30, 2020.
The estimated amortization expense for the succeeding fiscal years is as follows: July to December 2020, $921,648; 2021, $1,843,295; 2022, $1,843,295; 2023, $756,434; and 2024, $637,120.
NOTE 4. REAL ESTATE INVESTMENTS, NET
As of June 30, 2020, the Company’s real estate investment portfolio consisted of (i) 41 operating properties (including 17 operating properties acquired in connection with the Merger on December 31, 2019) located in 14 states including: 17 retail properties, 16 office properties and eight industrial properties, (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties and (iii) a 72.7% undivided TIC Interest in an office property in Santa Clara, CA, as discussed in Note 5.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table provides summary information regarding the Company’s real estate portfolio as of June 30, 2020:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,269,349	$(1,988,113)	$9,137,083
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(145,884)	1,252,230
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(186,700)	1,497,729
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(140,168)	1,166,422
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(134,389)	1,151,646
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(137,925)	1,075,804
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(134,008)	1,054,486
Dana (1)	Cedar Park, TX	12/27/2016	Industrial	6,802,876	531,439	(1,688,477)	5,645,838
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(2,577,470)	11,146,720
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,248	(721,294)	5,723,622
Harley	Bedford, TX	4/13/2017	Retail	13,178,288	—	(1,080,657)	12,097,631
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(992,977)	10,082,738
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(902,677)	7,727,421
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(710,174)	6,834,015
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(514,464)	5,909,634
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(935,104)	11,919,044
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(1,764,098)	25,593,802
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(2,853,917)	14,265,263
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(1,754,657)	14,247,832
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
24 Hour Fitness (1)	Las Vegas, NV	7/27/2018	Retail	6,848,966	176,275	(825,644)	6,199,597
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(532,685)	7,157,239
Bon Secours	Richmond, VA	10/31/2018	Office	10,388,751	800,356	(751,926)	10,437,181
Costco	Issaquah, WA	12/20/2018	Office	27,330,797	2,765,136	(2,002,991)	28,092,942
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,370	2,894,017	(936,185)	36,152,202
Chevron Gas Station	San Jose, CA	12/31/2019	Retail	4,054,759	145,577	(30,317)	4,170,019
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	(110,304)	4,541,013
Chevron Gas Station	Roseville, CA	12/31/2019	Retail	3,648,571	136,415	(59,513)	3,725,473
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	(73,566)	5,087,778
PMI Preclinical	San Carlos, CA	12/31/2019	Office	9,672,174	408,225	(102,161)	9,978,238
EcoThrift	Sacramento, CA	12/31/2019	Retail	5,550,226	273,846	(148,740)	5,675,332
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	(69,257)	3,286,126
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	447,927	(299,714)	12,595,500
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	(35,455)	1,358,210
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	(602,129)	6,815,138
Wood Group	San Diego, CA	12/31/2019	Office	9,731,220	392,955	—	10,124,175
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	304,387	—	7,375,530
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	(25,484)	1,332,550
Gap	Rocklin, CA	12/31/2019	Office	8,378,276	360,377	(239,653)	8,499,000
L-3 Communications	San Diego, CA	12/31/2019	Office	11,631,857	454,035	(235,412)	11,850,480
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,555,055	1,616,610	(540,174)	30,631,491
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	(66,480)	5,492,907
				$371,036,604	$24,450,830	$(27,050,943)	$368,436,491
(1) See impairment charges discussion below.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Impairment Charges
During late March 2020, the Company learned that there would be a substantial impact on the commercial real estate market and specifically on fitness centers due to the COVID-19 pandemic and the requirement of an indefinite and potentially extended period of store closures. We expected that 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) would have significant difficulty in making rent payments. On March 31, 2020, the Company received written notice that due to circumstances beyond their control, including the response to the COVID-19 pandemic and directives and mandates of various governmental authorities, the Las Vegas, NV 24 Hour Fitness store leased from the Company had been closed on or about March 17, 2020 and remained closed as of the date of the tenant's notice. The tenant's notice stated that it would not make the April 2020 rent payment. The Company's special purpose subsidiary, which owns the property, immediately initiated negotiations with the tenant; however, no further rent payments were received and on June 15, 2020, the Company received written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary.
On April 1, 2020, the Company’s special purpose subsidiary initiated negotiations with the lender on the property regarding the special purpose subsidiary's request for a deferral of mortgage payments until the tenant resumed paying rent. The lender on this property did not agree to provide any substantial mortgage relief to the Company's special purpose subsidiary, but rather agreed to only temporarily reduce its $32,000 monthly mortgage payment by $8,000 for the next four monthly payments. If the Company's special purpose subsidiary cannot find a replacement tenant, then the Company's special purpose subsidiary may allow the lender to foreclose on the property and take possession. As such, the Company concluded that it was necessary to record an impairment charge to reduce the net book value of the property to its estimated fair value.
In addition, the Company determined that the effects of the COVID-19 pandemic on the overall economy and commercial real estate market would have negative impacts on the Company's ability to re-lease two vacant properties, the property formerly leased to Dinan Cars located in Morgan Hill, CA through January 31, 2020 and the property leased to Dana, but currently unoccupied, located in Cedar Park, TX. Based on an evaluation of the value of these two properties, the Company determined that impairment charges were required to reflect the reduction in value due to the uncertainty regarding leasing or sale prospects.
During the three months ended March 31, 2020, the Company recorded impairment charges aggregating $9,157,068 based on the estimated fair value of the real estate properties, as discussed above, and during the three months ended June 30, 2020, the Company recorded an additional impairment charge of $349,457 related to its property located in Lake Elsinore, CA and leased to Rite Aid through February 29, 2028. The Company determined that an impairment charge of $349,457 was required, which represents the excess of the property's carrying value over the property's sale price less estimated selling costs (see Note 11. Subsequent Events for the sale of the property).
The aggregate impairment charges of $9,157,068 represented approximately 2.2% of the Company’s total investments in real estate property before impairments as of March 31, 2020 and the impairment charge of $349,457 represented approximately 0.1% of the Company’s total investments in real estate property before impairments as of June 30, 2020.
The details of the Company's real estate impairment charges for the three and six months ended June 30, 2020 are as follows:

Property	Location	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Rite Aid	Lake Elsinore, CA	$349,457	$349,457
Dana	Cedar Park, TX	—	2,184,395
24 Hour Fitness	Las Vegas, NV	—	5,664,517
Dinan Cars	Morgan Hill, CA	—	1,308,156
		$349,457	$9,506,525
Acquisitions or Dispositions
The Company did not acquire or dispose of any real estate property during the six months ended June 30, 2020 and 2019. See Note 11. Subsequent Events for a description of recently completed and pending asset dispositions.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Asset Concentration
The Company does not have any real estate property with a net book value that is greater than 10% of its total assets as of June 30, 2020 and December 31, 2019.
Revenue Concentration
No tenants represented the source of 10% of total revenues during the three or six months ended June 30, 2020. The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three and six months ended June 30, 2019 was as follows.

	Three Months Ended June 30, 2019
Property and Location	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$697,522	11.8%
AvAir, Chandler, AZ	$666,774	11.3%

	Six Months Ended June 30, 2019
Property and Location	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$1,376,025	11.7%
AvAir, Chandler, AZ	$1,333,549	11.3%
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
During the first four months of 2020, the Company paid an aggregate of $990,000 in lease incentives to cancel certain termination options related to two leases with Walgreens for its Santa Maria, California and Stockbridge, Georgia properties, resulting in extension of the leases for approximately seven and six years, respectively. The Stockbridge property is held for sale as of June 30, 2020 as further discussed below.
As of June 30, 2020, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, excluding any rents from 24 Hour Fitness due to its rejection of the lease in connection with its bankruptcy proceeding and excluding rents due related to real estate investments held for sale, are as follows:

July through December 2020	$13,567,979
2021	25,932,970
2022	23,666,227
2023	20,401,395
2024	19,832,230
2025	16,029,926
Thereafter	49,126,171
$168,556,898

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Intangibles
As of June 30, 2020, the Company’s lease intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$24,450,830	$1,194,720	$(15,552,554)
Accumulated amortization	(7,764,826)	(248,773)	1,894,359
Net amount	$16,686,004	$945,947	$(13,658,195)
The intangible assets acquired in connection with these acquisitions have a weighted average amortization period of approximately 9.3 years as of June 30, 2020. As of June 30, 2020, the amortization of intangible assets for the six months ending December 31, 2020 and for each year of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
July through December 2020	$2,213,836	$70,890	$(766,689)
2021	3,692,924	141,779	(1,525,877)
2022	2,709,181	141,780	(1,280,240)
2023	1,832,039	139,131	(984,317)
2024	1,715,028	134,500	(980,897)
2025	1,316,375	122,383	(980,897)
Thereafter	3,206,621	195,484	(7,139,278)
	$16,686,004	$945,947	$(13,658,195)

Weighted-average remaining amortization period	7.0 years	7.5 years	12.3 years
Real Estate Investments Held For Sale
As a result of the COVID-19 pandemic discussed in Note 1, the Company may not generate sufficient cash flows from operations to pay distributions to stockholders at expected levels, or at all, or service its debt obligations. To generate funds for distributions and service debt obligations, the Company deemed it necessary to sell certain of its real estate investment properties. As of June 30, 2020, the Company has identified four real estate investment properties as held for sale. The Company's four properties consisting of three retail properties (the property leased to Island Pacific Supermarket through May 30, 2033 located in Elk Grove, CA, the property leased to Rite Aid through February 29, 2028 located in Lake Elsinore, CA and the property leased to Walgreens through February 28, 2031 located in Stockbridge, GA) and one industrial property previously leased to Dinan Cars located in Morgan Hill, CA are classified as real estate investments held for sale, net in the Company's condensed consolidated balance sheet as of June 30, 2020.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of June 30, 2020:

June 30, 2020
Assets related to real estate investments held for sale:
Land, buildings and improvements	$18,172,435
Tenant origination and absorption costs	1,304,620
Accumulated depreciation and amortization	(1,550,648)
Real estate investments held for sale, net	17,926,407
Other assets, net	725,990
Total assets related to real estate investments held for sale:	$18,652,397

Liabilities related to real estate investments held for sale:
Mortgage notes payable, net	$9,549,467
Other liabilities, net	196,938
Total liabilities related to real estate investments held for sale:	$9,746,405
The following table summarizes the major components of rental income, expenses and impairment related to real estate investments held for sale as of June 30, 2020, which were included in continuing operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$312,060	$98,800	$1,480,909	$192,452
Expenses:
Interest expense	83,658	25,182	221,022	50,472
Depreciation and amortization	185,368	81,990	375,575	163,979
Other expenses	101,131	34,029	221,811	65,689
Impairment of real estate properties	349,457	—	1,657,613	—
Total expenses	719,614	141,201	2,476,021	280,140
Net loss	$(407,554)	$(42,401)	$(995,112)	$(87,688)
As discussed in Note 3, the properties located in Elk Grove, Lake Elsinore and Morgan Hill, CA were acquired in the Merger on December 31, 2019 and therefore did not contribute to the Company's rental income or net loss for the three and six months ended June 30, 2019.
NOTE 5. INVESTMENT IN UNCONSOLIDATED ENTITY
The Company’s investment in unconsolidated entity as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
The TIC Interest	$10,200,810	$10,388,588
As discussed in Note 3, REIT I merged with and into the Company on December 31, 2019. The Company’s income (loss) from investments in unconsolidated entities for the three and six months ended June 30, 2020 and 2019, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
The TIC Interest	$125,658	$71,703	$146,411	$152,063
REIT I	—	(15,748)	—	(22,075)
	$125,658	$55,955	$146,411	$129,988

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in an office property in San Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of the Company's board of directors in December 2019. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended June 30, 2020 and 2019, the Company received $169,158 and $109,719 in cash distributions, respectively, and during the six months ended June 30, 2020 and 2019, the Company received $334,189 and $273,618 in cash distributions, respectively.
The following is summarized financial information for the Santa Clara property as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019:

	June 30, 2020	December 31, 2019
Assets:
Real estate investments, net	$30,406,177	$30,858,240
Cash and cash equivalents	254,083	275,760
Other assets	237,428	228,770
Total assets	$30,897,688	$31,362,770
Liabilities:
Mortgage notes payable	$13,619,257	$13,746,635
Below-market lease, net	2,880,167	2,953,360
Other liabilities	62,333	68,587
Total liabilities	16,561,757	16,768,582
Total equity	14,335,931	14,594,188
Total liabilities and equity	$30,897,688	$31,362,770

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$751,653	$693,571	$1,349,573	$1,359,992
Expenses:
Interest expense	140,906	143,367	282,609	285,886
Depreciation and amortization	250,680	248,136	499,898	496,272
Other expenses	187,246	203,452	365,703	368,697
Total expenses	578,832	594,955	1,148,210	1,150,855
Net income	$172,821	$98,616	$201,363	$209,137
REIT I
Prior to the Merger on December 31, 2019, the Company had an approximate 4.8% ownership interest in REIT I. The Company recorded its share of loss of REIT I based on REIT I’s results of operations for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2019, the Company received $75,746 and $145,112, respectively, in cash distributions related to its interest in REIT I. The following is REIT I's summarized results of operations for the three and six months ended June 30, 2019:

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenues	$3,277,710	$6,566,354
Expenses:
Depreciation and amortization	1,444,354	2,886,414
Interest expense	982,223	1,845,396
Other expenses	1,175,029	2,403,892
Total expenses	3,601,606	7,135,702
Other income:
Other income (1)	—	113,773
Net loss	$(323,896)	$(455,575)

(1)
The gain on disposal of real estate investment property of $113,773 during the six months ended June 30, 2019 was due to the higher mortgage loan balance and related interest payable for the Antioch, California Chase property compared to its net book value when it was relinquished in a foreclosure sale on March 13, 2019.

NOTE 6. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
Tenant receivables consisted of the following:

	June 30, 2020	December 31, 2019
Straight-line rent	$4,160,873	$3,541,238
Tenant rent	301,040	420,959
Tenant reimbursements	1,746,212	1,854,883
Tenant other	636,909	407,684
Total	$6,845,034	$6,224,764
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$1,839,013	$660,111
Accrued expenses (a)	2,375,452	5,773,214
Accrued distributions	697,350	962,615
Accrued interest payable	736,582	1,690,168
Unearned rent	1,940,095	1,963,896
Reserve for loan guarantee (b)	3,125,037	—
Lease incentive obligation	5,157	505,157
Total	$10,718,686	$11,555,161

(a)	Includes accrued Merger expenses of $486,354 and $1,570,622 as of June 30, 2020 and December 31, 2019, respectively.

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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 7. DEBT
Mortgage Notes Payable, Net
As of June 30, 2020 and December 31, 2019, the Company’s mortgage notes payable consisted of the following:

Collateral	2020 Principal Amount	2019 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreens property (10)(11)	$4,687,414	$6,853,442	3.95%	3.95%	7/1/2021
Six Dollar General properties	3,782,573	3,819,264	4.69%	4.69%	4/1/2022
Dana property	4,509,546	4,551,250	4.56%	4.56%	4/1/2023
Northrop Grumman property	5,593,555	5,666,866	4.40%	4.40%	3/2/2021
exp US Services property	3,353,987	3,385,353	(3)	4.25%	11/17/2024
Harley property	6,686,362	6,748,029	4.25%	4.25%	9/1/2024
Wyndham property (2)	5,662,800	5,716,200	One-month LIBOR+2.05%	4.34%	6/5/2027
Williams Sonoma property (2)	4,484,400	4,530,600	One-month LIBOR+2.05%	4.34%	6/5/2022
Omnicare property	4,233,547	4,273,552	4.36%	4.36%	5/1/2026
EMCOR property	2,837,293	2,862,484	4.35%	4.35%	12/1/2024
Husqvarna property	6,379,182	6,379,182	(4)	4.60%	2/20/2028
AvAir property (10)	14,539,619	14,575,000	(5)	4.84%	3/27/2028
3M property	8,229,000	8,290,000	One-month LIBOR+2.25%	5.09%	3/29/2023
Cummins property	8,396,400	8,458,600	One-month LIBOR+2.25%	5.16%	4/4/2023
24 Hour Fitness property (6)	6,250,074	6,283,898	One-month LIBOR+4.30%	4.64%	4/1/2049
Texas Health property	4,400,000	4,400,000	4.00%	4.00%	12/5/2024
Bon Secours property	5,216,133	5,250,000	5.41%	5.41%	9/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	1/1/2030
Taylor Fresh Foods	12,350,000	12,350,000	3.85%	3.85%	11/1/2029
Levins property (7)	2,056,288	2,079,793	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket property (7)(11)	—	1,891,225	One-month LIBOR + 1.93%	3.74%	5/30/2033
Dollar General Bakersfield property (7)	2,296,868	2,324,338	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid property (7)(11)	—	3,659,338	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical property (7)	4,069,936	4,118,613	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift property (7)	2,606,620	2,639,237	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA (MSHA) property (7)	1,774,395	1,796,361	One-month LIBOR + 1.25%	3.13%	8/5/2021
PreK San Antonio property (7)	5,089,648	5,140,343	4.25%	4.25%	12/1/2021
Dinan Cars property (7)(8)(11)	—	2,710,834	2.76%	2.76%	1/5/2022
Solar Turbines, Amec Foster, ITW Rippey properties (7)	9,325,631	9,434,692	3.35%	3.35%	11/1/2026
Dollar General Big Spring property (7)	605,288	611,161	4.50%	4.50%	4/1/2022
Gap property (7)	3,607,190	3,643,166	4.15%	4.15%	8/1/2023
L-3 Communications property (7)	5,235,972	5,284,884	4.69%	4.69%	4/1/2022
Sutter Health property (7)	14,015,229	14,161,776	4.50%	4.50%	3/9/2024
Walgreens property (7)(10)	3,000,000	3,000,000	One-month LIBOR+5.00%	7.50%	8/6/2020
Chevron Roseville property (9)	2,000,000	—	8.00%	8.00%	9/1/2020
Chevron San Jose property (9)	2,000,000	—	8.00%	8.00%	9/1/2020
Total mortgage notes payable	188,124,950	195,739,481
Plus unamortized mortgage premium (12)	499,967	489,664
Less unamortized deferred financing costs	(1,947,788)	(2,189,938)
Mortgage notes payable, net	$186,677,129	$194,039,207

(1)
Contractual interest rate represents the interest rate in effect under the mortgage note payable as of June 30, 2020. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2020, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments).

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

(3)	The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate is the U.S. Treasury Bill index rate plus 3.25%.

(4)	The initial contractual interest rate is 4.60% for the first five years and the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% for the second five years.

(5)	The initial contractual interest rate is 4.84% for the first five-years and, starting March 28, 2023, the interest rate is the greater of 4.60% or five-year TCM plus 2.45% for the second five-years.

(6)
The interest rate adjusts in the 133rd, 253rd and 313th months. As discussed in Note 4, during the three months ended June 30, 2020, the Company recorded an impairment charge of $5,664,517 related to its investment in the 24 Hour Fitness property in Las Vegas, Nevada due to the substantial impact on fitness centers from the COVID-19 pandemic and the requirement of an indefinite and potentially extended period of store closures and the resulting inability of the tenant to make rent payments. On April 1, 2020, the Company’s special purpose subsidiary initiated negotiations with the lender on the 24 Hour Fitness property regarding the special purpose subsidiary's request for a deferral of mortgage payments until the tenant resumes paying rent. The lender on this property did not agree to provide any substantial mortgage relief to the Company's special purpose subsidiary, but rather agreed to only temporarily reduce its $32,000 monthly mortgage payment by $8,000 for the next four monthly payments. On June 15, 2020, the Company received written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary. If the Company's special purpose subsidiary cannot find a replacement tenant, then it may allow the lender to foreclose on the property and take possession. The estimated liability of $3,125,037 under a loan guarantee related to the secured mortgage was accrued and included in accounts payable and accrued liabilities on the condensed consolidated balance sheet as of June 30, 2020. The lender on the 24 Hour Fitness property has issued a notice of default as a result of 24 Hour Fitness's bankruptcy filing and reserves the right to exercise its rights and remedies pursuant to the loan documents.

(7)	The loan was acquired through the Merger on December 31, 2019.

(8)
The Company negotiated a lease termination with Dinan Cars effective January 31, 2020 in exchange for a termination payment from Dinan Cars of $783,182 which was used to reduce the principal balance of this mortgage by $650,000 and establish a payment reserve with the remaining $133,182. In connection with the principal prepayment, the Company terminated the related swap agreement on February 4, 2020 at a cost of $47,000 (see Note 8 for further discussion). See Note 11 for details on the subsequent sale of the property.

(9)
These loans were provided by Mr. Raymond Wirta, Chairman of the Board of the Company, and a trust belonging to Mr. Wirta (“Wirta Trust”). On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms. On July 31, 2020, the Chevron San Jose property loan was fully repaid with proceeds from the refinancing of the AvAir property (see Note 11 for further discussion).

(10)	The loan was refinanced subsequent to June 30, 2020 (see Note 11 for further discussion).

(11)
The mortgage note balance is reflected in mortgage notes payable related to real estate investments held for sale, net (excluding the portion related to Accredo) in the accompanying condensed consolidated balance sheet as of June 30, 2020 (see Note 11 for further discussion).

(12)	Represents unamortized net mortgage premium acquired through the Merger.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$188,124,950	$186,677,129	$186,322,921	$195,739,481	$194,039,207	$200,535,334
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of fair value.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Unsecured Credit Facility, Net
The details of the Company's unsecured credit facility as of June 30, 2020 and December 31, 2019 follow:

	June 30, 2020	December 31, 2019
Unsecured credit facility	$12,000,000	$7,740,000
Less unamortized deferred financing costs	(39,800)	(90,139)
Unsecured credit facility, net	$11,960,200	$7,649,861
On December 19, 2019, the Company, NNN LP, the Operating Partnership, Merger Sub, BrixInvest and modiv, LLC (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Unsecured Credit Facility”) with Pacific Mercantile Bank (“PMB”). The Unsecured Credit Facility is a line of credit for a maximum principal amount of $12,000,000 and as of June 30, 2020 and December 31, 2019, the Unsecured Credit Facility had an outstanding balance of $12,000,000 and $7,740,000, respectively.
On March 13, 2020, the Company amended the Unsecured Credit Facility to extend the maturity date of $6,940,000 of outstanding borrowings under the Unsecured Credit Facility from March 31, 2020 to July 31, 2020, and to extend the maturity date of $3,060,000 of the outstanding borrowings under the Unsecured Credit Facility from May 4, 2020 to August 31, 2020.
On August 13, 2020, the Company amended the Unsecured Credit Facility to extend the maturity date of $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to September 1, 2020 and the maturity date of the remaining $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to October 15, 2021. The Company plans to repay $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility with proceeds recently generated by property refinancings and asset sales (see Note 11. Subsequent Events). Under the August 13, 2020 amendment, there is a moratorium on new borrowings under the Unsecured Credit Facility until the entire $12,000,000 is fully repaid. The Company paid PMB $25,000 for loan extension and modification fees in connection with the August 13, 2020 amendment.
In connection with the August 13, 2020 amendment to the Unsecured Credit Facility, the Company's Chairman, Mr. Wirta and the Wirta Trust have guaranteed the Company’s obligations under the Unsecured Credit Facility. On July 30, 2020, the Company entered into an indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of the Company’s Unsecured Credit Facility pursuant to which the Company agreed to indemnify Mr. Wirta and the Wirta Trust if they are required to make payments to PMB pursuant to such guarantees.
Once the $12,000,000 of outstanding borrowings under the Unsecured Credit Facility are fully repaid, the Unsecured Credit Facility will again be available to fund the Company’s acquisitions of single-tenant, income producing commercial, office, industrial or retail real estate properties, in an amount of up to 70% of the purchase price of such acquisitions. The Company intends to repay amounts outstanding under the Unsecured Credit Facility from proceeds generated by asset sales and mortgage refinancings on one or more of the properties owned, either directly or indirectly through one or more wholly-owned single member special purpose entities, by the Operating Partnership, along with gross offering proceeds from the sale of shares of the Company’s common stock.
Under the terms of the Unsecured Credit Facility, the Borrowers pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 5.50% per annum. The interest rate was 5.50% and 5.75% as of June 30, 2020 and December 31, 2019, respectively. The current interest rate is 5.50%, which is the minimum rate.
To secure the payment and performance of all obligations under the Unsecured Credit Facility, each of modiv, LLC and BrixInvest granted to PMB a security interest in all of their right, title and interest in their accounts, inventory, equipment, deposit accounts, intellectual property, general intangibles, investment property and other property.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The Unsecured Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in the Company's prior credit facility. The Company’s ability to borrow under the Unsecured Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, tangible net worth, corporate existence and financial reporting obligations. The Unsecured Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, PMB may accelerate the repayment of amounts outstanding under the Unsecured Credit Facility, take possession of any collateral securing the Unsecured Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The August 13, 2020 amendment to the agreement requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and tangible net worth of $125,000,000, measured quarterly.
Short-term Notes Payable
In connection with the Self-Management Transaction, the Company assumed from BrixInvest its unsecured short-term notes payable (formerly known as “Convertible Promissory Notes”) of $4,800,000 on December 31, 2019. The notes represented private party notes and bore interest at a fixed rate of 8% with all interest and principal due on the maturity date. Except for six notes from one borrower aggregating $1,024,750 for which the maturity date was extended to April 30, 2020, all notes were repaid prior to March 31, 2020. In exchange for the maturity date extension, the Company agreed to pay 2% of the principal and accrued interest, or $24,845, as an extension fee and agreed to an increase in the interest rate from 8% to 10% per annum during the extension period. The maturity date for the $490,000 extended short-term notes was subsequently accelerated to April 6, 2020 in exchange for a $10,000 reduction in the extension fee to $14,845 and these notes were repaid on April 6, 2020.
Economic Relief Notes Payable
On April 20, 2020, a subsidiary of the Company entered into a loan agreement and promissory note evidencing an unsecured loan in the aggregate amount of $517,000 made to this subsidiary under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The PPP is administered by the U.S. Small Business Administration (the “SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and the Paycheck Protection Program Flexibility Act of 2020 have extended the time period for loan forgiveness beyond the original eight-week period to 24 weeks, making it possible for the Company's subsidiary to apply for forgiveness of 100% of its PPP loan in October 2020. No assurance can be given that the Company's subsidiary will be successful in obtaining forgiveness of the loan in whole or in part
The PPP loan was made through PMB. To the extent that the loan is not forgiven, the subsidiary and PMB may mutually agree to fully amortize any unforgiven principal balance of the loan over a period of up to 10 years from the date on which the subsidiary applies for loan forgiveness. The annual interest rate on any unforgiven principal balance of the PPP loan is 1%. The promissory note evidencing the PPP loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or PMB, or breaching the terms of the loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the subsidiary, or filing suit and obtaining judgment against the subsidiary.
On May 20, 2020, the Company also obtained a $10,000 Economic Injury Disaster Loan ("EIDL") from the SBA which is expected to be treated as a grant since the Company has decided not to apply for an EIDL, and will therefore reduce the amount of the PPP loan that can be forgiven by $10,000.
Compliance with All Debt Agreements
On March 27, 2020, the Company's conflicts committee and board of directors approved an increase in the Company's maximum leverage from 50% to 55% in order to allow the Company to take advantage of the current low interest rate environment, the relative cost of debt and equity capital, and strategic borrowing advantages potentially available to the Company.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of June 30, 2020. Due to the COVID-19 pandemic, the lender to the Company's special purpose subsidiary which owns the 24 Hour Fitness property in Las Vegas, Nevada subsequently agreed to accept reduced payments on the related secured mortgage for four months commencing May 1, 2020 through August 1, 2020 (see Note 4 and above) and the Company remains in compliance with the loan agreement for this property and will be required to pay the full amount of monthly principal and interest starting September 1, 2020.
The following summarizes the future principal repayments of the Company’s mortgage notes payable, unsecured credit facility and short-term notes payable as of June 30, 2020:

	Mortgage Notes Payable	Unsecured Credit Facility	Short-term Notes Payable	Total
July through December 2020	$8,364,457	$12,000,000	$527,000	$20,891,457
2021	24,640,690	—	—	24,640,690
2022	21,004,076	—	—	21,004,076
2023	25,311,036	—	—	25,311,036
2024	30,320,929	—	—	30,320,929
2025	1,626,959	—	—	1,626,959
Thereafter	76,856,803	—	—	76,856,803
Total principal	188,124,950	12,000,000	527,000	200,651,950
Plus unamortized mortgage premium, net of discount	499,967	—	—	499,967
Less deferred financing costs	(1,947,788)	(39,800)	—	(1,987,588)
Net principal	$186,677,129	$11,960,200	$527,000	$199,164,329
Interest Expense
The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Mortgage notes payable:
Interest expense	$2,147,112	$1,368,662	$4,332,089	$2,845,158
Amortization of deferred financing costs	139,600	109,071	258,631	379,593
Loss on interest rate swaps (1)	80,985	562,571	1,446,476	890,385
Unsecured credit facility:
Interest expense	166,834	27,918	321,458	111,436
Amortization of deferred financing costs	42,876	8,503	75,336	10,503
Other	(18,530)	—	29,543	—
Total interest expense	$2,558,877	$2,076,725	$6,463,533	$4,237,075

(1)
Includes unrealized loss on interest rate swaps of $7,785 and $553,490 for the three months ended June 30, 2020 and 2019, respectively, and $1,292,752 and $874,016 for the six months ended June 30, 2020 and 2019, respectively (see Note 8). Accrued interest payable of $71,882 and $22,282 at June 30, 2020 and December 31, 2019, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020					December 31, 2019
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives (iv)	11	$45,504,305	One-month LIBOR + applicable spread/Fixed at 3.13%-5.16%	3.91%	2.4 years	12	$48,215,139	One-month LIBOR + applicable spread/Fixed at 2.76%-5.16%	3.87%	2.9 years

(i)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of June 30, 2020 and December 31, 2019 were $42,917,710 and $45,514,229, respectively.

(ii)	The reference rate was June 30, 2020.

(iii)	The reference rate was December 31, 2019.

(iv)
The Company terminated the swap agreement related to the Dinan property mortgage loan on February 4, 2020 at a cost of $47,000 (see Note 7). Subsequent to June 30, 2020, the Company terminated the swap agreement related to the Rite Aid property mortgage loan on July 30, 2020 at a cost of $40,700 (see Note 11).

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheets:

		June 30, 2020		December 31, 2019
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—	5	$34,567
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	11	$(2,279,909)	7	$(1,021,724)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at June 30, 2020 or December 31, 2019 were designated as hedging instruments; therefore, the net unrealized loss recognized on interest rate swaps of $7,785 and $553,490 was recorded as a decrease in interest expense for the three months ended June 30, 2020 and 2019, respectively, and $1,292,752 and $874,016 was recorded as an increase in interest expense for the six months ended June 30, 2020 and 2019, respectively (see Note 7).
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments or by issuing shares of Class C common stock to them.
For the three months ended June 30, 2020 and 2019, the total amount of fees incurred for board services was $101,250 and $76,667, respectively, and the value paid during the periods by issuing shares of Class C common stock was $70,000 (issued in arrears for first quarter services) and $55,000, respectively, for which the Company issued 6,816 and 5,414 shares, respectively. For the six months ended June 30, 2020 and 2019, the total amount of fees incurred for board services was $204,583 and $176,667, respectively, and the value paid during the periods by issuing shares of Class C common stock was $179,565 and $105,000, respectively, for which the Company issued 7,066 and 10,335 shares, respectively. As of June 30, 2020, $101,250 was accrued and then paid in July 2020 by issuing 14,464 shares of Class C common stock.

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
During the three and six months ended June 30, 2020 and 2019, no business transactions occurred between the Company and BRIX REIT other than minor expenses advanced and, during the three and six months ended June 30, 2019, no business transactions occurred between the Company and REIT I, other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I before the Merger, as described in Note 5.
On March 2, 2020, the Company borrowed a total of $4,000,000, secured by mortgages on its two Chevron properties, from the Company's Chairman, Mr. Wirta (see Note 7). The Company's conflicts committee approved the terms of these mortgages which bear interest at an annual rate of 8% and were scheduled to mature on June 2, 2020. On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms, along with an option for a further extension to November 30, 2020 at the Company’s election prior to August 18, 2020. On July 31, 2020, the mortgage secured by the Chevron San Jose, CA property for $2,000,000 was fully repaid along with all related accrued interest as described in Note 11, and the $2,000,000 mortgage on the second Chevron property remains outstanding.
Summarized below are the related party costs incurred by the Company, including those incurred pursuant to the Advisory Agreement, for the three and six months ended June 30, 2020 and 2019 and related party receivable and payable as of June 30, 2020 and December 31, 2019:

	Three Months Ended	Six Months Ended			Three Months Ended	Six Months Ended
	June 30, 2020		June 30, 2020		June 30, 2019		December 31, 2019
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed:
Asset management fees (1)	$—	$—	$—	$—	$680,019	$1,360,037	$—	$—
Operating expense reimbursements	—	—	—	—	132,000	264,000	—	—
Fees to affiliates	—	—			812,019	1,624,037
Property management fees*	—	—	—	—	56,122	112,072	—	—
Directors and officers insurance and other reimbursements**	—	—	—	—	70,785	133,675	—	—
Expense reimbursements from Former Sponsor (2)	—	—	—	—	(148,233)	(236,232)	—	—
Capitalized:
Financing coordination fees	—	—	—	—	—	63,500	—	—
Reimbursable organizational and offering expenses (3)	—	—	—	—	415,299	899,863	—	—
Other:
Due from BRIX REIT (4)	—	—	3,214	—	—	—	1,378	—
Due from TIC	—	—	—	—	—	—	954	—
Notes due to Chairman of the Board	—	—	—	—	—	—	—	630,820
			$3,214	$—			$2,332	$630,820

*	Property management fees are classified within property operating expenses on the condensed consolidated statements of operations.

**	Directors and officers insurance and other reimbursements are classified within general and administrative expenses on the condensed consolidated statements of operations.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(1)
To the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Former Advisor was deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three and six months ended June 30, 2019, the Former Advisor did not waive any of the asset management fees. In addition to amounts presented in this table, the Company also incurred asset management fees to the Former Advisor of $47,977 and $95,953 related to the TIC Interest during the three and six months ended June 30, 2019, respectively, which amounts were reflected as reductions of income recognized from investments in unconsolidated entities (see Note 5).

(2)
Includes payroll costs related to Company employees that answer questions from prospective stockholders. See “Investor Relations Payroll Expense Reimbursement from Former Sponsor” below. The Former Sponsor agreed to reimburse the Company for these investor relations compensation costs which the Former Sponsor considered to be offering expenses in accordance with the Advisory Agreement which was terminated effective September 30, 2019. The expense reimbursements from the Former Sponsor for the three and six months ended June 30, 2019 also include a refund of $0 and $40,915 of employment related legal fees, respectively, which the Former Sponsor agreed to reimburse the Company.

(3)
As of June 30, 2019, the Former Sponsor had incurred $8,815,104 of organizational and offering costs on behalf of the Company. However, the Company was only obligated to reimburse the Former Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.

(4)
The receivables represent incidental expenses advanced to BRIX REIT. The 2019 amount included unpaid asset management fees of $242,299 as of December 31, 2019 due from BRIX REIT, which the Company agreed to waive in May 2020 given the impact of the COVID-19 pandemic on BRIX REIT.

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
The Former Sponsor and its affiliates were responsible for any organizational and offering expenses to the extent they exceeded 3% of gross offering proceeds through September 30, 2019. Through June 30, 2019, the Former Sponsor had incurred organizational and offering expenses in excess of 3% of the gross offering proceeds received by the Company. Through June 30, 2019, the Company reimbursed the Former Sponsor $5,092,718 in organizational and offering costs. Through September 30, 2019, the Company had reimbursed the Former Sponsor $5,429,105 in organization and offering costs, which was the Company's maximum liability for organization and offering costs.
Investor Relations Payroll Expense Reimbursement from Former Sponsor
The Company employs investor relations personnel to answer inquiries from potential and existing investors regarding the Company and/or its Registered Offerings. The payroll expenses associated with the investor relations personnel were reimbursed by the Former Sponsor through September 30, 2019. The Former Sponsor considered these payroll expenses to be offering expenses. The amount of payroll expenses reimbursements from the Former Sponsor for the three and six months ended June 30, 2019 was $143,997 and $272,911, respectively, which was partially offset by a refund of employment related legal costs of $0 and $40,915, respectively.
Acquisition Fees
The Company paid the Former Advisor an amount equal to 3% of the contract purchase price of the Company’s properties plus additions to real estate investments as acquisition fees. The total of all acquisition fees and acquisition expenses was required to be reasonable and not to exceed 6% of the contract price of the property. However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction had the authority to approve fees in excess of these limits if they determined the transaction to be commercially competitive, fair and reasonable to the Company. There were no acquisition fees incurred during the three and six months ended June 30, 2019.

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
Additionally, to the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Former Advisor was deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that was up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred during the three and six months ended June 30, 2019 was $680,019 and $1,360,037, respectively, of which $0 was waived.
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
There were no financing coordination fees during the three months ended June 30, 2019 as there were no loans obtained during the quarter but the Company incurred and paid $63,500 of financing coordination fees related to a single loan during the six months ended June 30, 2019.
Property Management Fees
If the Former Advisor or any of its affiliates provided a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company paid the Former Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also reimbursed the Former Advisor and any of its affiliates for property-level expenses that such tenant paid or incurred to the Company, including salaries, bonuses and benefits of persons employed by the Former Advisor, except for the salaries, bonuses and benefits of persons who also served as one of the Company’s executive officers. The Former Advisor or its affiliate were entitled to subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracted for these services. The Former Advisor provided property management services for 10 properties in the Company's portfolio during the three and six months ended June 30, 2019. The Company incurred and paid $56,122 and $112,072 of property management fees during the three and six months ended June 30, 2019, respectively.
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company was to pay the Former Advisor or one of its affiliates 3% of the contract sales price, as defined in the Advisory Agreement, of each property sold; provided, however, that if, in connection with such disposition, commissions were paid to third parties unaffiliated with the Former Advisor or its affiliates, the disposition fees paid to the Former Advisor, the Former Sponsor, their affiliates and unaffiliated third parties could not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three and six months ended June 30, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Subordinated Participation Fees
The Company incurred a subordinated participation fee calculated as of December 31 of each year through 2018, payable to the Former Advisor or an affiliate thereof, which was paid (if owed) in the immediately following January. The subordinated participation fee was only due if the Preferred Return, as defined in the Advisory Agreement, was achieved and was equal to the sum of (using terms as defined in the Advisory Agreement):

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
Leasing Commission Fees
If a property or properties of the Company became unleased and the Former Advisor or any of its affiliates provided a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company paid the Former Advisor or such affiliate leasing commissions equal to 6% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease was less than ten years, such commission percentage was applied to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) accrued a commission of 3% in lieu of the aforementioned 6% commission. There were no leasing commission fees incurred during the three and six months ended June 30, 2019.
Other Operating Expense Reimbursements
Under the Company's charter, prior to December 31, 2019, total operating expenses of the Company were limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If the Company exceeded the 2%/25% Limitation, the Former Advisor was required to reimburse the Company the amount by which the aggregate total operating expenses exceeded the limitation, or the Company was required to obtain a waiver from the Company's conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” meant the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” meant all expenses paid or incurred by the Company, as determined by GAAP, that were in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses related to potential investments that the Company did not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property. The total reimbursable operating expenses incurred were $132,000 and $264,000 during the three and six months ended June 30, 2019, respectively. The Company was in compliance with the 2%/25% Limitation for operating expenses for the four fiscal quarters ended June 30, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Due to Affiliates
In connection with the Self-Management Transaction, the Company assumed two notes payable aggregating $630,820 on December 31, 2019 owed to Mr. Wirta, the Company's Chairman, which were presented under due to affiliates in the Company's condensed consolidated balance sheets as of December 31, 2019. The notes payable had identical terms including a fixed interest rate of 10% paid semi-monthly and a maturity date of April 23, 2020. The remaining principal amount of $218,931 due for each note, aggregating $437,862, was paid on the maturity date.
Related Party Transactions with Unconsolidated Entities
The Company’s portion of asset management fees paid to the Former Advisor relating to the TIC Interest for the three and six months ended June 30, 2019 was $47,977 and $95,953, respectively. The advisory agreement with the entity that owns the TIC Interest property was assigned to the Company's taxable REIT subsidiary following the Self-Management Transaction and the Company earns a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a fee of $65,993 for the three months ended June 30, 2020, of which the Company's portion was $47,984, and a fee of $131,986 for the six months ended June 30, 2020, of which the Company's portion was $95,967.
The Company’s portion of asset management fees paid to the Former Advisor relating to REIT I for the three and six months ended June 30, 2019 was $10,437 and $20,123, respectively.
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
Tenant Improvements
Pursuant to lease agreements, as of June 30, 2020 and December 31, 2019, the Company had obligations to pay $60,598 and $98,329, respectively, for on-site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara, California TIC Interest. As of both June 30, 2020 and December 31, 2019, the Company had $92,684 of restricted cash held to fund the improvements.
Operating Lease
As a result of the Self-Management Transaction, on December 31, 2019, a subsidiary of the Company assumed the operating lease of the corporate office in Costa Mesa, California from BrixInvest. The office lease has a remaining term of four years, ending on June 30, 2024, and no option to renew. The Company's subsidiary re-evaluated its physical office space requirement given the effect of the COVID-19 pandemic, surrendered the premises to the landlord on June 1, 2020 and is trying to negotiate a settlement with the landlord for early termination of the lease. The Company is not a party to the lease and did not guarantee the lease.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Scheduled maturities of the operating lease liability as of June 30, 2020 are as follows:

July to December 2020	$243,542
2021	599,953
2022	620,444
2023	639,928
2024	322,483
Total undiscounted lease payments	2,426,350
Less amounts representing interest	(273,431)
Total operating lease liability	$2,152,919
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
The Company has the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that it lacks readily available funds to do so due to market conditions beyond the Company’s control, it needs to maintain liquidity for its operations, or because the Company determines that investing in real property or other illiquid investments is a better use of its capital than repurchasing its shares. In the event that the Company repurchases some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro-rata basis, subject to any Extraordinary Circumstance Repurchase (defined below).
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
During March 2020, the Company received repurchase requests for $8,647,085 of share value and did not honor any of these requests given the Company’s need to maintain liquidity for its operations. During April 2020, the Company received repurchase requests for $10,514,377 of share value and repurchased $876,744 of share value on May 5, 2020, including Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than three years. During May 2020, the Company received repurchase requests for $11,218,557 of share value and did not honor any of these requests given that the Offerings were suspended from May 8, 2020 through May 31, 2020 and the Company’s need to maintain liquidity for its operations. During June 2020, the Company received repurchase requests for $7,427,489 of share value and repurchased $750,684 of share value on July 6, 2020, including Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than three years. During July 2020, the Company received repurchase requests for $8,359,586 of share value and repurchased $995,023 of share value on August 5, 2020, including Extraordinary Circumstance Repurchases, and after applicable administrative fees for shares held less than three years.
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
NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the condensed consolidated financial statements are issued. Significant subsequent events are described below:
Offering Status
Through July 31, 2020, the Company had sold 19,453,205 shares of Class C common stock in the Registered Offerings, for aggregate gross offering proceeds of $194,513,632, which included 2,098,346 shares of Class C common stock sold under its distribution reinvestment plan, for gross proceeds of $20,408,840. Through July 31, 2020, the Company had sold 189,836 shares of Class S common stock in the Class S Offering, for aggregate gross offering proceeds of $1,922,992, which included 4,873 shares of Class S common stock sold under its distribution reinvestment plan for gross proceeds of $45,828.
Distributions
The Company paid the June 2020 distribution of $691,443 on July 26, 2020, based on the daily distribution rate of $0.0009589 per share of Class C and Class S common stock, which reflects an annualized distribution rate of $0.35 per share or 5.0% per share based on the Company's new estimated NAV per share of $7.00 (unaudited). The Company generally pays distributions on the 25th day following the end of each month, or the next business day if the 25th day falls on a weekend or holiday.
Redeemable Common Stock
Subsequent to June 30, 2020, the Company redeemed 250,710 shares of Class C common stock for $1,745,707 and no shares of Class S common stock.
Sale of Real Estate Investments
On August 3, 2020, the Company completed the sale of its Lake Elsinore retail property which was leased to Rite Aid for $7,250,000, which generated net proceeds of $3,299,016 after repayment of the existing mortgage, commissions and closing costs.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Mortgage Notes Payable
In July and August 2020, the Company refinanced the following mortgage notes.

	June 30, 2020	New
Properties	Principal Amount	Principal Amount	Prior Interest Rate	New Interest Rate	Original Maturity Date	New Maturity Date
Accredo/Walgreens properties	$6,800,000	$8,538,000	3.95%	3.80%	7/1/21	8/1/25
AvAir property	14,545,000	19,950,000	4.84%	3.80%	3/27/28	8/1/25
Walgreens property	3,000,000	3,217,500	7.50%	4.25%	8/6/20	7/16/30
As a result of the refinancings above, the Company generated total net proceeds of $6,904,178 which were used to repay a $2,000,000 mortgage note on one of the Company’s Chevron properties which had a maturity date of September 1, 2020 and was owed to Mr. Raymond Wirta, the Chairman of the Company’s Board of Directors, and the Wirta Trust. The Company plans to use the balance of these proceeds to repay $6,000,000 of the Company’s outstanding borrowings under the Unsecured Credit Facility which are due by September 1, 2020 as described below.
Unsecured Credit Facility
On July 30, 2020, the Company entered into an indemnification agreement with Mr. Ray Wirta, the Chairman of the Company’s Board of Directors, and the Wirta Trust with respect to their guarantees of the Company’s $12,000,000 Unsecured Credit Facility with PMB pursuant to which the Company agreed to indemnify Mr. Wirta and the Wirta Trust if they are required to make payments to PMB pursuant to such guarantees.
On August 13, 2020, the Company amended the Unsecured Credit Facility to extend the maturity date of $6,000,000 of outstanding borrowings to September 1, 2020 and the remaining $6,000,000 of outstanding borrowings to October 15, 2021 (see Note 7. Debt - Unsecured Credit Facility, Net). The Company paid PMB $25,000 for loan extension and modification fees in connection with the August 13, 2020 amendment.
Termination of Swap Agreements
On August 3, 2020, the Company terminated the swap agreement related to the Company's Rite Aid property mortgage loan at a cost of $40,700 in connection with the sale of this property. On August 10, 2020, the Company terminated the swap agreement related to the Company's Accredo property mortgage loan at a cost of $42,479 in connection with the refinancing of this property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2020 and our Quarterly Report for the three months ended March 31, 2020 filed with the SEC on June 24, 2020. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward-Looking Statements” above.
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
Overview
We were formed on May 14, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. We intend to invest primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through RW Holdings NNN REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors.
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
Following the completion of the Self-Management Transaction, we, including NNN LP, own an approximately 87% partnership interest in the Operating Partnership. Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (defined below) (“Daisho”) which was spun off from BrixInvest on December 31, 2019, was issued and held 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”), or an approximate 12% limited partnership interest, in the Operating Partnership as of December 31, 2019. Daisho is managed by Aaron S. Halfacre, Raymond J. Pacini and Ray Wirta, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, respectively. The Class M OP Units were distributed to the members of Daisho during 2020. In connection with the Self-Management Transaction, our Chief Executive Officer and Chief Financial Officer were issued an aggregate of 56,029 units of Class P limited partnership interest (the “Class P OP Units”) in the Operating Partnership and thereby own the remaining approximate 1% limited partnership interest in the Operating Partnership.

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
We expect to use substantially all of the net proceeds from the Offerings to acquire and manage a portfolio of real estate investments. While our current focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Although we have no plans at this time to change any of our investment objectives and policies, our board of directors may change any and all such investment objectives and policies, including our focus on single tenant properties, if it believes such changes are in the best interests of our stockholders.
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

Impact of the COVID-19 Pandemic
Due to the current COVID-19 pandemic in the United States and globally, our tenants and operating partners, property locations and the economy as a whole are severely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. The U.S. and global economies are in a recession, the longevity and severity of which are unpredictable but expected to be significant as evidenced by approximately 30 million U.S. workers unemployed as of July 31, 2020. The prolonged duration and impact of the COVID-19 pandemic continues to disrupt our business operations and impact our financial performance. Several tenants have requested rent abatements and one tenant (24 Hour Fitness) has not paid rent since March 2020 and has provided formal notice that it has rejected the lease through its Chapter 11 bankruptcy proceeding. We have collected over 90% of rents due for the month of July 2020; however, there can be no assurance that this rate of collections will continue. In certain cases, we have negotiated with tenants and lenders regarding the deferral or resumption of rent payments and the partial deferral of mortgage payments, as appropriate, and further negotiations may occur.
Updated Estimated Net Asset Value Per Share, Temporary Suspension of Primary Offerings and Resumption of Primary Offerings
On May 8, 2020, we announced that due to the impacts of the COVID-19 pandemic on our real estate properties, our board of directors authorized the engagement of an independent third-party real estate advisory and consulting firm to perform an independent valuation of our real estate assets and real estate related liabilities associated with our properties for the purpose of assisting the board of directors in updating our estimated net asset value (“NAV”) per share to reflect the impact of the COVID-19 pandemic. Our board of directors announced a new estimated NAV per share of $7.00 (unaudited) on May 22, 2020. Additional information on the determination of our estimated NAV per share, including the process used to determine our estimated NAV per share, can be found in our Current Report on Form 8-K filed with the SEC on May 22, 2020.
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
Our primary business consists of acquiring, financing and owning single-tenant retail, office and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of June 30, 2020, our real estate investment portfolio, excluding real estate investments held for sale, consisted of (i) 41 properties (including 17 operating properties acquired in connection with the Merger on December 31, 2019) located in 14 states consisting of 17 retail properties, 16 office properties and eight industrial properties, (ii) one parcel of land, which serves as an easement to one of our operating properties, and (iii) a 72.7% undivided tenant-in-common interest (the “TIC Interest”) in an office property in Santa Clara, CA interest as discussed in Note 5. The net book value of these investments at June 30, 2020 was $378,637,301. We also owned four properties held for sale (including three properties acquired in the Merger) with a net book value of $17,926,407 as of June 30, 2020.
With respect to our diversified portfolio of 41 operating properties as of June 30, 2020:

•
17 properties are retail properties which represent an approximate 14% of the portfolio, 16 properties are office properties which represent an approximate 57% of the portfolio, and eight properties are industrial properties which represent an approximate 29% of the portfolio (expressed as a percentage of annualized base rent);

•	Occupancy rate of 95%;

•	Leased to 36 different commercial tenants doing business in 14 separate industries;

•	Located in 14 states;

•	Approximately 2,287,151 square feet of aggregate leasable space;

•
An average leasable space per property of approximately 51,000 square feet; approximately 16,000 square feet per retail property, approximately 57,000 square feet per office property, and approximately 118,000 square feet per industrial property; and

•	Outstanding mortgage note payable balance of $188,124,950.
Of the 41 operating properties in our portfolio as of June 30, 2020, all 41, or 100%, are single-tenant properties. At June 30, 2020, all 41 properties were leased, with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 5.9 years.
As of June 30, 2020, we also held an approximate 72.7% TIC Interest in a property located in Santa Clara, California acquired in 2017. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of our board of directors in December 2019.
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
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 300% of our net assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such increase; however, historically we have limited borrowings to 50% of the value of our tangible assets unless any excess borrowing is approved by a majority of the conflicts committee of our board of directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. On March 27, 2020, our conflicts committee and board of directors approved an increase in our maximum leverage from 50% to 55% in order to allow us to take advantage of the current low interest rate environment, the relative cost of debt and equity capital and strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate value of our tangible assets. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. As of June 30, 2020, our leverage ratio was 48%.

We may borrow amounts from our affiliates including directors and executive officers if such loan is approved by a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances. Any such loan will be included in determining whether we have complied with the borrowing limit in our charter. On March 2, 2020, we borrowed a total of $4,000,000, secured by mortgages on our two Chevron properties, from our Chairman, Mr. Wirta (see Notes 7 and 9 to our unaudited condensed consolidated financial statements). Our conflicts committee approved the terms of these mortgages, which bear interest at an annual rate of 8% and were scheduled to mature on June 2, 2020. On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms, along with an option for a further extension to November 30, 2020 at our election prior to August 18, 2020, which we plan to exercise for one of these mortgages. On July 31, 2020, the Chevron San Jose property loan was fully repaid with proceeds from the refinancing of the AvAir property, and the $2,000,000 mortgage on the second Chevron property remains outstanding. See below for further discussion.
Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.
As of June 30, 2020, the outstanding principal balances of our mortgage notes payable and the unsecured credit facility were $188,124,950 and $12,000,000, respectively. On August 13, 2020, we amended the unsecured credit facility to extend the maturity date of $6,000,000 of outstanding borrowings under the unsecured credit facility to September 1, 2020 and the maturity date of the remaining $6,000,000 of outstanding borrowings under the unsecured credit facility to October 15, 2021. As of June 30, 2020, our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $9,902,562.
Pursuant to the Self-Management Transaction, we assumed short-term notes aggregating $4,800,000 with maturity dates during the first quarter of 2020. On March 4, 2020, the repayment schedule for $1,024,750 of these short-term notes was extended from March 9, 2020 to April 30, 2020 in exchange for payment of an extension fee of 2% of the outstanding principal and accrued interest, or $24,845, and an increase in the interest rate from 8% to 10% per annum for the period of the extension. The maturity date for $490,000 of the extended short-term notes was subsequently accelerated to April 6, 2020 in exchange for a $10,000 reduction of the extension fee to $14,845. The remainder of these short-term notes was fully repaid on March 9, 2020 and the extended short-term notes were fully repaid on April 6, 2020.
Sale of Real Estate Investment Property and Refinancing Transactions
On August 3, 2020, we completed the sale of our Lake Elsinore retail property, which was leased to Rite Aid, for $7,250,000 and generated net proceeds of $3,299,016 after repayment of the existing mortgage, commissions and closing costs. In addition, three additional properties are held for sale and we are working to complete sales for these properties during the remainder of 2020.
In July and August 2020, we refinanced the following mortgage notes.

	June 30, 2020	New
Properties	Principal Amount	Principal Amount	Prior Interest Rate	New Interest Rate	Prior Maturity Date	New Maturity Date
Accredo/Walgreens properties	$6,800,000	$8,538,000	3.95%	3.80%	7/1/21	8/1/25
AvAir property	14,545,000	19,950,000	4.84%	3.80%	3/27/28	8/1/25
Walgreens property	3,000,000	3,217,500	7.50%	4.25%	8/6/20	7/16/30
As a result of the refinancings above, we generated total net proceeds of $6,904,178, a portion of which was used to repay a $2,000,000 mortgage note on one of our Chevron properties discussed above. The Company plans to use the balance of these proceeds to repay a portion of our $6,000,000 in outstanding borrowings under the Unsecured Credit Facility which are due by September 1, 2020 as described above.
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
Effect of the COVID-19 Pandemic on Our Capital Resources
Our tenants and operating partners, property locations and the economy as a whole are severely impacted by the current COVID-19 pandemic in the United States and globally. The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, our cash flows and our future results of operations will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. The U.S. and global economies are in a recession, the severity and duration of which are unpredictable but expected to be significant. The prolonged duration and impact of the COVID-19 pandemic could continue to disrupt our business operations and impact our financial performance. Several tenants have requested rent abatements and one tenant (24 Hour Fitness) has not paid rent since March 2020 and has provided formal notice that it has rejected the lease in connection with its Chapter 11 bankruptcy proceeding as further described below. We collected over 90% of rents due during the second quarter of 2020 and for the month of July 2020; however, there can be no assurance that this rate of collections will continue. In certain cases, we have negotiated with tenants and lenders regarding the deferral or resumption of rent payments and the partial deferral of mortgage payments, as appropriate and further negotiations may occur.
As noted above, one of our existing properties, a 45,000-square-foot gym located in Las Vegas, Nevada, was leased to 24 Hour Fitness USA, Inc. (“24 Hour Fitness”). This property was purchased by our subsidiary approximately two years ago for $12,658,311 and has a $6,258,579 mortgage on it that includes a mortgage repayment guarantee for 50% of the balance outstanding, or $3,125,037 as of June 30, 2020. In early 2018, before we purchased the property, 24 Hour Fitness negotiated a 12-year lease extension. The lease had just under 10 years of term remaining prior to being rejected by 24 Hour Fitness in connection with its bankruptcy proceeding.
From the date of purchase until March 2020, we were collecting approximately $76,000 per month in rent. At the end of March 2020, 24 Hour Fitness sent us written notice stating that it would not be paying rent due to government-mandated shutdowns as a result of the COVID-19 pandemic. During the first quarter of 2020, 24 Hour Fitness engaged a third-party restructuring agent to handle negotiations with landlords and creditors, and our subsidiary began active negotiations with this restructuring agent in hopes that we might be able to retain 24 Hour Fitness as our tenant. However, on June 15, 2020, our subsidiary received written notice that the lease was formally rejected through 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to our subsidiary.
To that end, we are in active negotiations with a possible replacement tenant, a private gym operator; however, no assurances can be made that our re-leasing efforts will result in success. We do know that new rental rates for that market are materially lower than what we were receiving from 24 Hour Fitness. Furthermore, the lender on this property did not agree to provide any substantial mortgage relief to us, but rather agreed to only temporarily reduce our $32,000 monthly mortgage payment by $8,000 for four monthly payments through August 2020. If we cannot find a replacement tenant, then the lender may foreclose on the property and take possession.
The COVID-19 pandemic has also severely impacted our ability to raise capital through our Offerings. From January 2, 2020 through July 31, 2020, we raised approximately $14,800,000 through our Offerings, including our distribution reinvestment plans, a 57% decrease compared with approximately $34,300,000 raised during the first seven months of 2019. In addition, share repurchases increased dramatically from approximately $5,300,000 during the first seven months of 2019 to approximately $10,700,000 in the first seven months of 2020, and we were unable to repurchase an additional approximately $7,400,000 in repurchase requests received during July 2020.

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
Cash Flow Summary
The following table summarizes our cash flow activity for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$3,382,882	$2,886,131
Net cash used in investing activities	$(3,693,954)	$(3,487,699)
Net cash (used in) provided by financing activities	$(2,546,990)	$2,636,940
Cash Flows from Operating Activities
For the six months ended June 30, 2020 and 2019, net cash provided by operating activities was $3,382,882 and $2,886,131, respectively.
The cash used in operating activities during the six months ended June 30, 2020 primarily reflects our net loss of $51,033,196, adjustments related to impairment of goodwill and intangible assets, impairment of real estate investment property and reserve for loan guaranty aggregating $47,203,965 due to the COVID-19 pandemic, distributions from investment in unconsolidated entity of $334,189 and for net other non-cash charges of $9,635,235 primarily related to depreciation and amortization, unrealized loss on interest rate swap valuation, stock compensation expense, amortization of deferred financing costs and above-market leases, partially offset by amortization of deferred rents, amortization of below-market leases and undistributed income from investment in an unconsolidated entity. In addition, the net non-cash charges were partially offset by a net use of cash due to changes in operating assets and liabilities of $2,757,311 during the six months ended June 30, 2020 primarily due to decreases in accounts payable, accrued and other liabilities and due to affiliates and increases in prepaid and other assets and tenant receivables.
The cash provided by operating activities during the six months ended June 30, 2019 was primarily due to our net loss of $2,053,174, adjustments related to distributions from investment in unconsolidated entity of $418,730 and for net non-cash charges of $5,251,825 primarily related to depreciation and amortization, unrealized loss on interest rate swap valuation, amortization of deferred financing costs and stock compensation expense, partially offset by amortization of deferred rents, amortization of below-market leases and undistributed income from investments in an unconsolidated entity. In addition, the net non-cash charges were also partially offset by a net use of cash due to changes in operating assets and liabilities of $731,250 during the six months ended June 30, 2019 primarily due to decreases in net due to affiliates and prepaid and other asset, partially offset by increases in tenant receivables, accounts payable, accrued and other liabilities.
We continue to expect that our cash flows from operating activities will be positive in the next twelve months as a result of a full year of operations for the properties which we acquired during 2019; however, there can be no assurance that this expectation will be realized given the uncertain impacts of the COVID-19 pandemic on our tenants and our operating results.
Cash Flows from Investing Activities
Net cash used in investing activities was $3,693,954 for the six months ended June 30, 2020 and consisted primarily of the following:

•	$2,170,913 for additions to existing real estate properties, including transaction costs for assets acquired in the Merger;

•	$533,041 for additions to intangible assets; and

•	$990,000 for additions to lease incentives.
Net cash used in investing activities was $3,487,699 for the six months ended June 30, 2019 and consisted primarily of the following:

•	$3,387,699 payment of an obligation related to previously recorded tenant improvement; and

•	$100,000 for a refundable real estate purchase deposit.

Cash Flows from Financing Activities
Net cash used in financing activities was $2,546,990 for the six months ended June 30, 2020 and consisted of the following:

•	$9,427,526 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $822,921;

•	$4,000,000 of proceeds from mortgage notes payable; partially offset by principal payments of $2,003,558 and deferred financing cost payments of $56,997 to third parties;

•	$527,000 of proceeds from economic relief notes payable, more than offset by full repayments of principal of $4,800,000 on short-term notes payable; and

•
$4,260,000 of proceeds from borrowings on our unsecured credit facility; these proceeds were more than offset by $9,987,775 used for repurchases of shares under the share repurchase plan and $3,090,265 of distributions paid to common stockholders.

Net cash provided by financing activities was $2,636,940 for the six months ended June 30, 2019 and consisted primarily of the following:

•	$26,340,968 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $950,907;

•
$6,350,000 of proceeds from mortgage notes payable, more than offset by principal payments of $14,240,853 and deferred financing cost payments of $172,797 to third parties and $63,500 to an affiliate; and

•
$4,869,000 of proceeds from borrowings on our unsecured credit facility, more than offset by payments on our former unsecured credit facility of $13,869,000; these proceeds were also more than offset by $4,443,653 used for repurchases of shares under the share repurchase plan and $1,182,318 of distributions paid to stockholders.

Results of Operations
As of June 30, 2020, we owned (i) 41 operating properties, including 17 operating properties which we acquired through the Merger with REIT I on December 31, 2019 and one acquired on October 24, 2019, (ii) one parcel of land, which currently serves as an easement to one of our office properties, and (iii) an approximate 72.7% TIC Interest. We did not acquire any operating properties during the first half of 2020 or 2019.
We expect that rental income, tenant reimbursements, depreciation and amortization expense, and interest expense will all increase in the remainder of 2020 as compared with 2019 as a result of the 2019 acquisitions discussed above. Our results of operations for the three and six months ended June 30, 2020 are not indicative of those expected in future periods. However, due to the current COVID-19 pandemic in the United States and globally, our tenants and operating partners will be impacted. The impact of the COVID-19 pandemic on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of action taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.
Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019
Rental Income
Rental income, including tenant reimbursements, for the three months ended June 30, 2020 and 2019 was $9,277,020 and $5,896,266, respectively. The significant increase of $3,380,754, or 57%, quarter-over-quarter primarily reflects rental income from 19 out of the 20 operating properties acquired through the Merger with REIT I on December 31, 2019 (see Note 4 to our unaudited condensed consolidated financial statements regarding one tenant which filed for bankruptcy during the current year quarter) and one additional operating property acquired in October 2019. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of June 30, 2020 was $27,261,848, excluding annualized base rental income for real estate properties held for sale.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliates, were $0 and $812,019, respectively, for the three months ended June 30, 2020 and 2019 for our investments in operating properties. The fee was equal to 0.1% of the total investment value of our properties on a monthly basis through December 31, 2019, when the Advisory Agreement was terminated in connection with the Self-Management Transaction. The fees for the three months ended June 30, 2019 correspond to the 24 operating properties owned during that quarter. In addition, the Company incurred asset management fees to the Former Advisor of $47,977 related to our approximate 72.7% TIC Interest during the three months ended June 30, 2019, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities. The Advisory Agreement with the entities that own the TIC

Interest property was assigned to the Company's taxable REIT subsidiary following the Self-Management Transaction and the Company earns a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a management fee of $65,993 for the three months ended June 30, 2020, of which the Company's portion of expense relating to the TIC Interest was $47,984.
General and Administrative
General and administrative expenses were $2,369,358 and $853,940 for the three months ended June 30, 2020 and 2019, respectively. The significant increase of $1,515,418, or 177%, quarter-over-quarter primarily reflects the costs of self-management of all 45 operating properties owned during the current year quarter, including personnel, occupancy and technology services costs, compared with the costs of the Advisory Agreement for the 24 operating properties owned during the prior year quarter, increases in directors and officers insurance, and post-closing accounting fees related to the Self-Management Transaction.
Depreciation and Amortization
Depreciation and amortization expense was $4,480,262 and $2,391,495 for the three months ended June 30, 2020 and 2019, respectively. The purchase price of properties acquired, including properties acquired in the Merger, is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase of $2,088,767, or 87%, quarter-over-quarter primarily reflects the expenses of all 45 operating properties owned during the current year quarter, including the 17 operating properties acquired on December 31, 2019 in the Merger, and the amortization of intangibles acquired in the Self-Management Transaction of $438,770, as compared with expenses for the 24 operating properties owned during the prior year quarter.
Interest Expense
Interest expense was $2,558,877 and $2,076,725 for the three months ended June 30, 2020 and 2019, respectively (see Note 7 to our unaudited condensed consolidated financial statements for the detail of the components of interest expense). The significant increase of $482,152, or 23%, quarter-over-quarter was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $117,264,000 during the second quarter of 2019 to approximately $197,084,000 during the second quarter of 2020. Average unsecured credit facility borrowings were approximately $2,035,000 during the second quarter of 2019 and increased to $12,000,000 during the second quarter of 2020.
Property Expenses
Property expenses were $1,854,637 and $1,111,936 for the three months ended June 30, 2020 and 2019, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase of $742,701, or 67%, quarter-over-quarter primarily reflects the expenses of all 45 operating properties owned during the current year quarter, including the 17 operating properties acquired on December 31, 2019 in the Merger, as compared with expenses for the 24 operating properties owned during the prior year quarter.
Impairment of Investments in Real Estate Properties
The charge of $349,457 recorded in the second quarter of 2020 and reflected in the six months ended June 30, 2020, which is less than 1% of our total investments in real estate property, relates to the impairment of one property located in Lake Elsinore, California, due to the negative impacts of the COVID-19 pandemic (see Note 4 to our unaudited condensed consolidated financial statements for impairment details).
Reserve for Loan Guarantee
The adjustment to reduce the reserve for our estimated liability under a loan guarantee amounted to $4,253 recorded for the three months ended June 30, 2020 to reduce the reserve balance to 50% of the mortgage note payable as of June 30, 2020.
Expenses Reimbursed by Former Sponsor or Affiliates
Expenses reimbursed by our Former Sponsor or affiliates thereof were $0 and $148,233 for the three months ended June 30, 2020 and 2019, respectively. For the quarter ended June 30, 2019, the amounts reimbursed by the Former Sponsor were for investor relations payroll costs. Concurrent with the closing of the Self-Management Transaction on December 31, 2019, the Advisory Agreement was terminated.

Other Income
Interest income was $605 and $5,645 for the three months ended June 30, 2020 and 2019, respectively, and other expense was $(4,855) for the three months ended June 30, 2020.
Income from investments in unconsolidated entities was $125,658 and $55,955 for the three months ended June 30, 2020 and 2019, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the second quarter of 2020 and 2019, respectively, and includes the results of our approximate 4.8% interest in REIT I's results of operations for the second quarter of 2019. We acquired REIT I in the Merger on December 31, 2019.
Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
Rental Income
Rental income, including tenant reimbursements, for the six months ended June 30, 2020 and 2019 was $20,331,429 and $11,781,711, respectively. The significant increase of $8,549,718, or 73%, period-over-period primarily reflects rental income from the 20 operating properties acquired through the Merger with REIT I on December 31, 2019 and one additional operating property acquired in October 2019. No rental income was recorded for one tenant, which filed for bankruptcy, during the current year quarter (see Note 4 to our unaudited condensed consolidated financial statements for more details). Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of June 30, 2020 was $27,261,848, excluding annualized base rental income for real estate properties held for sale.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliates, were $0 and $1,624,037, respectively, for the six months ended June 30, 2020 and 2019 for our investments in operating properties. The fee was equal to 0.1% of the total investment value of our properties on a monthly basis through December 31, 2019, when the Advisory Agreement was terminated in connection with the Self-Management Transaction. The fees for the six months ended June 30, 2019 correspond to the 24 operating properties owned during that period. In addition, the Company incurred asset management fees to the Former Advisor of $95,967 related to our approximate 72.7% TIC Interest during the six months ended June 30, 2019, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities. The Advisory Agreement with the entities that own the TIC Interest property was assigned to the Company's taxable REIT subsidiary following the Self-Management Transaction and the Company earns a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a management fee of $131,986 for the six months ended June 30, 2020, of which the Company's portion of expense relating to the TIC Interest was $95,967.
General and Administrative
General and administrative expenses were $4,924,363 and $1,393,445 for the six months ended June 30, 2020 and 2019, respectively. The significant increase of $3,530,918, or 253%, period-over-period primarily reflects the costs of self-management of all 45 operating properties owned during the current year period, including personnel, occupancy and technology services costs, compared with the costs of the Advisory Agreement for the 24 operating properties owned during the prior year period, increases in directors and officers insurance, audit fees and third party consulting costs and post-closing legal costs related to the Self-Management Transaction of $201,920.
Depreciation and Amortization
Depreciation and amortization expense was $9,115,786 and $4,782,991 for the six months ended June 30, 2020 and 2019, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase of $4,332,795, or 91%, period-over-period primarily reflects the expenses of all 45 operating properties owned during the current year period, including the 17 operating properties acquired on December 31, 2019 in the Merger, and the amortization of intangibles acquired in the Self-Management Transaction of $438,770, as compared with expenses for the 24 operating properties owned during the prior year period.
Interest Expense
Interest expense was $6,463,533 and $4,237,075 for the six months ended June 30, 2020 and 2019, respectively (see Note 7 to our unaudited condensed consolidated financial statements for the detail of the components of interest expense). The significant increase of $2,226,458, or 53%, period-over-period was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $119,851,000 during the first half of 2019 to approximately $197,583,000 during the first half of 2020. Average unsecured credit facility borrowings were approximately $4,356,000 during the first half of 2019 and increased to $10,935,000 during the first half of 2020.
Property Expenses
Property expenses were $3,803,356 and $2,174,588 for the six months ended June 30, 2020 and 2019, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase of $1,628,768, or 75%, period-over-period primarily reflects the expenses of all 45 operating properties owned during the current year period, including the 17 operating properties acquired on December 31, 2019 in the Merger, as compared with expenses for the 24 operating properties owned during the prior year period.
Impairment of Investments in Real Estate Properties
The charge of $9,506,525 recorded in the first six months of 2020, which is approximately 2% of our total investments in real estate property, relates to the impairments of four properties located in Lake Elsinore, California, Las Vegas, Nevada, Morgan Hill, California and Cedar Park, Texas, due to the negative impacts of the COVID-19 pandemic including the forced 24 Hour Fitness store closure in Las Vegas, Nevada and the subsequent receipt on June 15, 2020 of written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the surrender of the premises to the Company's subsidiary, as well as uncertainty regarding our ability to re-lease the other two vacant properties on the same or better terms, or at all (see Note 4 to our unaudited condensed consolidated financial statements for impairment details).
Impairment of Goodwill and Intangible Assets
The charges of $34,572,403 recorded in the first quarter of 2020 and reflected in the results for the six months ended June 30, 2020 consisted of goodwill impairment of $33,267,143 (approximates 66% of goodwill) and intangible assets impairment of $1,305,260 (approximates 16% of intangible assets) related to our investor list. These impairments reflect the negative impacts of the COVID-19 pandemic to the carrying values of goodwill and intangible assets (see Note 3 to our unaudited condensed consolidated financial statements for impairment details).
Reserve for Loan Guarantee
The reserve for our estimated liability under a loan guarantee amounted to $3,125,037 recorded in the first quarter of 2020 and reflected in the results for the six months ended June 30, 2020. This represents the estimated liability for a loan guarantee related to our subsidiary's secured mortgage for the Las Vegas, Nevada property, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property (see "Effect of the COVID-19 Pandemic on Our Capital Resources" above and Note 6 to our unaudited condensed consolidated financial statements).
Expenses Reimbursed by Former Sponsor or Affiliates
Expenses reimbursed by our Former Sponsor or affiliates were $0 and $236,232 for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2019, the amounts reimbursed by the Former Sponsor for investor relations payroll costs of $236,232 reflect $277,147 of costs, partially offset by a $40,915 refund to the Former Sponsor of employment related legal fees. Concurrent with the closing of the Self-Management Transaction on December 31, 2019, the Advisory Agreement was terminated.
Other Income
Interest income was $4,822 and $11,031 for the six months ended June 30, 2020 and 2019, respectively, and other expense was $(4,855) for the six months ended June 30, 2020.
Income from investments in unconsolidated entities was $146,411 and $129,988 for the six months ended June 30, 2020 and 2019, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first half of 2020 and 2019, respectively, and includes the results of our approximate 4.8% interest in REIT I's results of operations for the first half of June 30, 2019. We acquired REIT I in the Merger on December 31, 2019.
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
For the six months ended June 30, 2020, we incurred organizational and offering costs including primarily legal fees, FINRA, SEC and blue sky filing costs and personnel costs for investor relations personnel of $5,429,105 related to the Offerings, which are recorded in our financial statements as of June 30, 2020 as an offset to equity. As of June 30, 2020, we had recorded organizational and offering costs of $5,429,105 paid to our Former Sponsor or affiliates and $1,332,712 which we incurred directly, for an aggregate of $6,761,817 of organizational and offering costs.
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
Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

	Total Distributions	Distributions Declared	Distributions Paid		Cash Flows Provided by Operating
Period (1)	Declared	Per Share	Cash	Reinvested	Activities

First Quarter 2020 (2)	$4,189,102	$0.175875	$1,379,751	$2,360,514	$1,947,505	*
Second Quarter 2020 (3)	3,270,291	0.136000	1,710,514	2,304,199	1,435,377	*
2020 Totals	$7,459,393	$0.311875	$3,090,265	$4,664,713	$3,382,882

First Quarter 2019 (4)	$2,388,694	$0.175875	$552,134	$1,763,630	$2,886,131
Second Quarter 2019 (5)	2,605,268	0.175875	630,184	1,900,893	2,112,395
Third Quarter 2019 (6)	2,784,235	0.175875	719,257	2,020,768	1,677,064	*
Fourth Quarter 2019 (7)	2,807,322	0.175875	2,116,411	667,391	185,709	*
2019 Totals	$10,585,519	$0.703500	$4,017,986	$6,352,682	$6,861,299	*

*
Includes non-recurring Merger costs of $201,920 during the six months ended June 30, 2020 ($193,460 during the quarter ended March 31, 2020 and $8,460 during the quarter ended June 30, 2020) and $1,468,913 for the year ended December 31, 2019 ($800,359 during the quarter ended September 30, 2019 and $668,554 during the quarter ended December 31, 2019).

(1)	The distribution paid per share of Class S common stock is net of deferred selling commissions.

(2)	The distribution of $1,415,328 for the month of March 2020 was declared in January 2020 and paid on April 27, 2020. The amount was recorded as a liability as of March 31, 2020.

(3)
The distribution of $691,443 for the month of June 2020 was declared in May 2020 and paid on July 27, 2020. The amount was recorded as a liability as of June 30, 2020 in the accompanying unaudited condensed consolidated balance sheets.

(4)	The distribution of $821,300 for the month of March 2019 was declared in February 2019 and paid on April 25, 2019. The amount was recorded as a liability as of March 31, 2019.

(5)	The distribution of $896,291 for the month of June 2019 was declared in February 2019 and paid on July 25, 2019. The amount was recorded as a liability as of June 30, 2019.

(6)	The distribution of $937,863 for the month of September 2019 was declared in August 30, 2019 and paid on October 25, 2019. The amount was recorded as a liability as of September 30, 2019.

(7)
The distribution of $966,491 for the month of December 2019 was declared in August 30, 2019 and paid on January 25, 2020. The amount was recorded as a liability as of December 31, 2019 in the accompanying consolidated balance sheets.

Our sources of distribution payments were as follows:

Period	Net Rental Income Received	Waived Advisor Asset Management Fees	Deferred Advisor Asset Management Fees	Offering Proceeds (1)
2020:
First Quarter 2020	$4,189,102	(2)	(2)	$—
Second Quarter 2020	3,270,291	(2)	(2)	—
2020 Totals	$7,459,393			$—

2019:
First Quarter 2019	$2,388,694	$—	$—	$—
Second Quarter 2019	2,605,268	—	—	—
Third Quarter 2019	2,784,235	—	—	—
Fourth Quarter 2019	2,807,322	—	—	—
2019 Totals	$10,585,519	$—	$—	$—

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

(2)	Subsequent to the Self-Management Transaction on December 31, 2019, asset management fees are not applicable.

Distributions to stockholders were declared and paid based on daily record dates at rates per share per day. The distribution details are as follows:

Distribution Period	Rate Per Share Per Day (1)		Declaration Date	Payment Date
2019
January 1-31	$0.00191183		December 26, 2018	February 25, 2019
February 1-28	$0.00209375		January 31, 2019	March 25, 2019
March 1-31	$0.00192740		February 28, 2019	April 25, 2019
April 1-30	$0.00192740		February 28, 2019	May 28, 2019
May 1-31	$0.00192740		February 28, 2019	June 25, 2019
June 1-30	$0.00192740		February 28, 2019	July 25, 2019
July 1-31	$0.00189113		June 25, 2019	August 26, 2019
August 1-31	$0.00189113		July 31, 2019	September 25, 2019
September 1-30	$0.00192740		August 30, 2019	October 25, 2019
October 1-31	$0.00192740		August 30, 2019	November 25, 2019
November 1-30	$0.00192740		August 30, 2019	December 26, 2019
December 1-31	$0.00192740		August 30, 2019	January 25, 2020
2020
January 1-31	$0.00192210		December 18, 2019	February 25, 2020
February 1-29	$0.00191257		January 24, 2020	March 25, 2020
March 1-31	$0.00191257		January 24, 2020	April 27, 2020
April 1-30	$0.00191257		January 24, 2020	May 26, 2020
May 1-31	$0.00160493	(2)	May 20, 2020	June 25, 2020
June 1-30	$0.00095890		May 20, 2020	July 27, 2020
July 1-31	$0.00095890		May 20, 2020	(3)
August 1-31	$0.00095890		May 20, 2020	(3)
September 1-30	$0.00095890		May 20, 2020	(3)

(1)	Distributions paid per share of Class S common stock are net of deferred selling commissions.

(2)	Rate per share per day reflects $0.00191257 per day through May 21, 2020 and $0.00095890 per day thereafter.

(3)	Distribution has not been paid as of the filing date of this Quarterly Report on Form 10-Q.
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

Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of June 30, 2020, December 31, 2019 and June 30, 2019 were as follows:

	As of
	June 30, 2020	December 31, 2019	June 30, 2019
Number of properties:	(1)(2)	(2)
Retail	20	20	9
Office	16	16	10
Industrial	9	9	5
Total operating properties	45	45	24
Land	1	1	1
Total properties	46	46	25

Leasable square feet:
Retail	362,764	362,764	185,384
Office	904,499	904,499	616,284
Industrial	1,093,539	1,093,539	735,016
Total	2,360,802	2,360,802	1,536,684

(1)	Includes three retail properties and one industrial property held for sale as of June 30, 2020.

(2)
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
We have a limited operating history. As of June 30, 2020, we have acquired: (i) 45 operating properties; (ii) one parcel of land, which currently serves as an easement to one of our office properties; and (iii) the TIC Interest. In evaluating these properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions.
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
On August 3, 2020, the Company completed the sale of its Lake Elsinore retail property which was leased to Rite Aid for $7,250,000, which generated net proceeds of $3,299,016 after repayment of the existing mortgage, commissions and closing costs. In addition, two additional properties in California and one property in Georgia are held for sale.

Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have one tenant with a lease that provides for a tenant improvement allowance which has a remainder of $60,598. We expect that the related improvements will be completed during the 2020 calendar year. As of June 30, 2020, there is a restricted cash deposit of $92,684 that is available to be used to pay for a portion of these improvements. The remainder will be funded from operating cash flow or proceeds from our Offerings.
In addition, we have identified approximately $1,950,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months. Approximately $1,070,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. There are no restricted cash deposits that are available to be used to pay for these improvements. We will have to pay for the improvements, and the reimbursements will be billed over an extended period of time per the terms of the leases. The remaining costs of approximately $880,000 are not recoverable from tenants. These improvements will be funded from operating cash flows or proceeds from the Offerings.
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
We plan to rely on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity, or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our initial indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions can change quickly, and such changes could negatively impact the value of our assets.
The debt market remains sensitive to the macro environment, such as impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. While we have been able to successfully refinance three of our properties as described above, economic conditions have deteriorated rapidly during the last five months as a result of the COVID-19 pandemic and we may experience more stringent lending criteria in the future, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, seeking a new line of credit, short-term variable rate loans, or any combination of the foregoing.

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on April 6, 2020. There have been no significant changes to our policies during the three months ended June 30, 2020.
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
Subsequent Events
See Note 11 to our unaudited condensed consolidated financial statements for events that occurred subsequent to June 30, 2020 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of June 30, 2020.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic. However, we have not experienced any changes to our internal control arising from the COVID-19 pandemic that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.
PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 10 to our unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
Other than as disclosed below, there have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2019, as filed with the SEC on April 6, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on June 24, 2020.
The recent outbreak of COVID-19 has and may continue to adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
Our business and/or operations and the businesses of our tenants have been, and may continue to be, materially and adversely affected by the risks, or the public perception of the risks, related to the recent outbreak of COVID-19. The profitability of our retail properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of COVID-19 has caused, and could continue to cause, employees or customers to avoid our properties, which adversely affects foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Most of the states where we operate issued orders to close fitness centers and other retail establishments for a period of time and have put restrictions on the ability to re-open those businesses. Such events have adversely impacted tenants’ sales and/or caused the temporary closure or slowdown of our tenants’ businesses, which has severely disrupted their operations and could continue to have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.

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
The COVID-19 pandemic has had, and any other pandemics in the future could have, repercussions across regional, national and global economies and financial markets. The outbreak of COVID-19 in the United States and in many countries has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in the financial markets. The impact of the COVID-19 outbreak has been rapidly evolving and has continued to affect more countries. Many countries, including the United States, have responded by instituting quarantines for some period of time, mandating business and school closures and restrictions on their re-openings, banning group gatherings and restricting travel, among others.
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
During the three months ended June 30, 2020, we issued a total of 6,816 shares of Class C common stock to five members of the board of directors for their service as board members during the first quarter of 2020. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
During the three months ended June 30, 2020, we also issued 1,945 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $10,687. Such issuances were made pursuant to the distribution reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.
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
Through June 30, 2020, we had sold an aggregate of 19,346,077 shares of Class C common stock in the Registered Offerings, including 2,045,330 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $193,763,736.
Through June 30, 2020, we paid $6,761,817 for organizational and offering costs related to our Registered Offerings, including $5,429,105 to our Former Sponsor as reimbursement through September 30, 2019, which reimbursement was subject to a 3% of gross offering proceeds limitation.

From the commencement of the Registered Offering through June 30, 2020, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $187,059,379, including net offering proceeds from our Registered DRP Offering of $19,344,407. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $287,732,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $7,666,690 and $696,150 were used to pay acquisition fees and financing coordination fees to our Former Advisor, respectively. Our Former Sponsor was reimbursed for $5,429,105 of organizational and offering costs in connection with the Offerings (see Note 9 to our unaudited condensed consolidated financial statements for details regarding fees paid to affiliates through December 31, 2019). In addition, we incurred $1,332,712 of organization and offering costs directly. For the three months ended June 30, 2020, no proceeds from the Offerings were used to fund stockholder distributions in connection with rent abatements as described above. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Distributions for a description of the sources that have been used to fund our distributions.
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
During March 2020, we received repurchase requests for $8,647,085 of share value and did not honor any of these requests given our need to maintain liquidity for our operations. During April 2020, we received repurchase requests for $10,514,377 of share value and repurchased $876,744 of share value on May 5, 2020, including Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than three years. During May 2020, we received repurchase requests for $11,218,557 of share value and did not honor any of these requests given that the Offerings were suspended from May 8, 2020 through May 31, 2020 and our need to maintain liquidity for our operations. During June 2020, we received repurchase requests for $7,427,489 of share value and repurchased $750,684 of share value on July 6, 2020, including Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than three years. During July 2020, we received repurchase requests for $8,359,586 of share value and repurchased $995,023 of share value on August 5, 2020, including Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than three years.
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

The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended June 30, 2020. For the three months ended June 30, 2020, we repurchased 1,936 shares of our Class S common stock.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid Per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Dollar Value of Shares Available That May Be Repurchased Under the Program
April 1-30, 2020 (1)	—	$—	$—	(3)
May 1-31, 2020	85,924	$10.20	85,924	(3)
June 1-30, 2020 (1)	—	$—	—	(3)
Total	85,924		$85,924

(1)
During April 2020, our board of directors determined not to repurchase any shares of Class C common stock requested for repurchase as discussed above. Our share repurchase program was suspended on May 8, 2020 and was reopened on June 1, 2020; therefore, no repurchases were completed in June 2020, as discussed above. We generally repurchase shares approximately three business days following the end of the applicable month in which requests were received.

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
Item 5.  Other Information
On December 19, 2019, the Company, NNN LP, the Operating Partnership, Merger Sub, BrixInvest and modiv, LLC entered into the Unsecured Credit Facility with PMB. The Unsecured Credit Facility is a line of credit for a maximum principal amount of $12,000,000 and as of June 30, 2020, the Unsecured Credit Facility had an outstanding balance of $12,000,000.
On August 13, 2020, PMB and the borrowers under the Unsecured Credit Facility entered into an amendment to the Unsecured Credit Facility to extend the maturity date of $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to September 1, 2020 and the maturity date of the remaining $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to October 15, 2021. The Company plans to repay $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility with proceeds recently generated by property refinancings and asset sales. Under the August 13, 2020 amendment, there is a moratorium on new borrowings under the Unsecured Credit Facility until the entire $12,000,000 is fully repaid. The August 13, 2020 amendment to the Unsecured Credit Facility also requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and tangible net worth of $125,000,000, measured quarterly. The Company paid PMB $25,000 for loan extension and modification fees in connection with the August 13, 2020 amendment.
The material terms of the August 13, 2020 amendment to the Unsecured Credit Facility are qualified in their entirety by the agreement attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. Except as modified by the August 13, 2020 amendment to the Unsecured Credit Facility, the material terms of the Unsecured Credit Facility remain in full force and effect.
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
2.1
Agreement and Plan of Merger dated as of September 19, 2019, by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, Rich Uncles Real Estate Investment Trust I and Katana Merger Sub (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

2.2
Contribution Agreement dated as of September 19, 2019 by and among Rich Uncles NNN Operating Partnership, LP, RW Holdings NNN REIT, Inc., BrixInvest, LLC and Daisho OP Holdings, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

3.1
Articles of Amendment and Restatement of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

3.2
Amended and Restated Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

4.1
Form of Subscription Agreement for Class C Shares (Direct Investors) (incorporated by reference to Appendix A-1 to Supplement No. 5 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on March 19, 2020)

4.2
Form of Subscription Agreement for Class C Shares (Registered Investment Advisors) (incorporated by reference to Appendix A-2 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on December 23, 2019)

4.3
Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on December 23, 2019)

4.4
Amended and Restated Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on April 20, 2020)

4.5
Distribution Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

4.6
Amended and Restated Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on April 20, 2020)

4.7
Registration Rights Agreement by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, and Daisho OP Holdings, LLC, dated December 31, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.1
Third Amendment dated August 13, 2020 to Loan Agreement dated December 31, 2019 between Pacific Mercantile Bank and RW Holdings NNN REIT, Inc., RW Holdings NNN REIT Operating Partnership, LP, Rich Uncles NNN LP, LLC, Katana Merger Sub, LP, BrixInvest, LLC and modiv, LLC

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
Date: August 14, 2020