Form 10-Q
period 2020-09-30
RW HOLDINGS NNN REIT, INC.
filed 2020-11-13
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2020, there were 23,890,719 shares of Class C common stock outstanding and 188,063 shares of Class S common stock outstanding.

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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:
•We are subject to risks associated with deteriorating economic conditions resulting from the novel coronavirus (“COVID-19”) pandemic and related disruptions in the financial markets.
•The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q and may continue to have an adverse impact on our business and results of operations.
•We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•Our properties, intangible assets and other assets may be subject to further impairment charges.
•We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may be unable to acquire or dispose of, or lease, our properties on advantageous terms.
•We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•We have substantial indebtedness, and may incur additional secured or unsecured debt, which may affect our ability to pay distributions, expose us to interest rate fluctuation risk, impose limitations on how we operate and expose us to the risk of default under our debt obligations.
•We may not be able to extend or refinance existing indebtedness before it becomes due.
•We may not be able to attain or maintain profitability.
•The only sources of cash for distributions to investors will be cash flow from our operations (including sales of properties) or any net proceeds that result from financing or refinancing our properties or, in limited circumstances, proceeds from our offering.
•We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•We may be affected by risks resulting from losses in excess of insured limits.
•We may fail to qualify as a REIT for U.S. federal income tax purposes.
•Risks of security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems, could adversely affect our business and results of operations.
Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Real estate investments:
Land	$74,082,722	$86,775,988
Buildings and improvements	276,926,627	309,904,890
Tenant origination and absorption costs	24,274,555	27,266,610
Total investments in real estate property	375,283,904	423,947,488
Accumulated depreciation and amortization	(28,856,496)	(20,411,794)
Total investments in real estate property, net (Note 4)	346,427,408	403,535,694
Investment in unconsolidated entity (Note 5)	10,085,476	10,388,588
Total real estate investments, net	356,512,884	413,924,282
Real estate investments held for sale, net (Note 4)	23,033,118	—
Total real estate investments	379,546,002	413,924,282
Cash and cash equivalents	8,745,052	6,823,568
Restricted cash	265,654	113,362
Tenant receivables, net (Note 6)	6,958,611	6,224,764
Above-market lease intangibles, net	910,501	1,251,734
Due from affiliates (Note 9)	—	2,332
Prepaid expenses and other assets	2,317,708	1,867,777
Interest rate swap derivatives	—	34,567
Assets related to real estate investments held for sale	864,008	—
Operating lease right-of-use asset	—	2,386,877
Goodwill, net	17,320,857	50,588,000
Intangible assets, net	5,587,932	7,700,000
Total assets	$422,516,325	$490,917,263
Liabilities and Equity
Mortgage notes payable, net (Note 7)	$179,001,117	$194,039,207
Mortgage notes payable related to real estate investments held for sale, net	14,671,370	—
Total mortgage notes payable, net	193,672,487	194,039,207
Unsecured credit facility, net	5,967,729	7,649,861
Short-term notes payable	—	4,800,000
Economic relief notes payable	527,000	—
Accounts payable, accrued and other liabilities (Note 6)	7,944,998	11,555,161
Share repurchases payable	1,393,275	—
Below-market lease intangibles, net	13,274,833	14,591,359
Due to affiliates (Note 9)	—	630,820
Interest rate swap derivatives (Note 8)	2,006,997	1,021,724
Liabilities related to real estate investments held for sale	3,934,795	—
Operating lease liability	—	2,386,877
Total liabilities	228,722,114	236,675,009

Commitments and contingencies (Note 10)

Redeemable common stock	8,282,554	14,069,692

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 24,008,115 and 23,647,466 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	24,008	23,647
Class S common stock $0.001 par value, 100,000,000 shares authorized, 188,425 and 186,606 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	188	187
Additional paid-in-capital	227,745,917	220,714,676
Cumulative distributions and net losses	(92,861,456)	(31,168,948)
Total shareholders' equity	134,908,657	189,569,562
Noncontrolling interests in the Operating Partnership	50,603,000	50,603,000
Total equity	185,511,657	240,172,562
Total liabilities and equity	$422,516,325	$490,917,263
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Rental income:	$9,557,191	$6,125,957	$29,888,620	$17,907,668

Expenses:
Fees to affiliates (Note 9)	—	812,349	—	2,436,386
General and administrative	2,522,719	918,636	7,447,082	2,312,081
Depreciation and amortization	4,304,470	2,393,725	13,420,256	7,176,716
Interest expense	2,732,528	1,738,791	9,196,061	5,975,866
Property expenses	1,677,055	1,362,661	5,480,411	3,537,249
Impairment of real estate investment properties (Note 4)	—	—	9,506,525	—
Impairment of goodwill and intangible assets (Note 3)	—	—	34,572,403	—
Reserve for (reversal of) loan guarantee (Note 6)	(4,359)	—	3,120,678	—
Total expenses	11,232,413	7,226,162	82,743,416	21,438,298
Less: Expenses reimbursed by Former Sponsor (Note 9)	—	(96,104)	—	(332,336)
Expenses, net	11,232,413	7,130,058	82,743,416	21,105,962

Other operating income:
Gain on sale of real estate investments (Note 4)	1,693,642	—	1,693,642	—
Real estate operating income (loss)	18,420	(1,004,101)	(51,161,154)	(3,198,294)

Other (expense) income:
Lease termination expense (Note 10)	(1,175,192)	—	(1,175,192)	—
Interest income	51	45,940	4,873	56,971
Income from investments in unconsolidated entities, net	92,617	37,570	239,028	167,558
Other	—	—	(4,855)	—
Total other (expense) income, net	(1,082,524)	83,510	(936,146)	224,529
Net loss	$(1,064,104)	$(920,591)	$(52,097,300)	$(2,973,765)

Net loss per share, basic and diluted (Note 2)	$(0.04)	$(0.06)	$(2.17)	$(0.20)

Weighted-average number of common shares outstanding, basic and diluted	24,225,210	15,809,624	24,059,227	14,754,347

Distributions declared per common share	$0.136	$0.176	$0.311	$0.528
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Equity
Three Months Ended September 30, 2020 and 2019
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2020	24,137,134	$24,137	187,649	$188	$228,696,741	$(89,661,537)	$139,059,529	$50,603,000	$189,662,529
Issuance of common stock	299,431	300	776	—	2,101,388	—	2,101,688	—	2,101,688
Stock compensation expense	26,250	26	—	—	183,724	—	183,750	—	183,750
Class P OP Units compensation expense	—	—	—	—	88,784	—	88,784	—	88,784
Offering costs	—	—	—	—	(158,826)	—	(158,826)	—	(158,826)
Repurchase of common stock	(454,700)	(455)	—	—	(3,165,894)	—	(3,166,349)	—	(3,166,349)
Distributions declared	—	—	—	—	—	(2,135,815)	(2,135,815)	—	(2,135,815)
Net loss	—	—	—	—	—	(1,064,104)	(1,064,104)	—	(1,064,104)
Balance, September 30, 2020	24,008,115	$24,008	188,425	$188	$227,745,917	$(92,861,456)	$134,908,657	$50,603,000	$185,511,657

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2019	15,313,171	$15,313	166,448	$166	$144,011,702	$(23,214,573)	$120,812,608	$—	$120,812,608
Issuance of common stock	988,121	988	19,812	20	10,238,741	—	10,239,749	—	10,239,749
Stock compensation expense	10,334	10	—	—	104,990	—	105,000	—	105,000
Offering costs	—	—	—	—	(307,068)	—	(307,068)	—	(307,068)
Reclassification to redeemable common stock	—	—	—	—	2,823,079	—	2,823,079	—	2,823,079
Repurchase of common stock	(394,954)	(395)	—	—	(3,935,287)	—	(3,935,682)	—	(3,935,682)
Distributions declared	—	—	—	—	—	(2,784,235)	(2,784,235)	—	(2,784,235)
Net loss	—	—	—	—	—	(920,591)	(920,591)	—	(920,591)
Balance, September 30, 2019	15,916,672	$15,916	186,260	$186	$152,936,157	$(26,919,399)	$126,032,860	$—	$126,032,860
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	23,647,466	$23,647	186,606	$187	$220,714,676	$(31,168,948)	$189,569,562	$50,603,000	$240,172,562
Issuance of common stock	1,757,559	1,758	3,755	3	16,192,166	—	16,193,927	—	16,193,927
Stock compensation expense	38,931	39	—	—	313,295	—	313,334	—	313,334
Class P OP Units compensation expense	—	—	—	—	266,350	—	266,350	—	266,350
Offering costs	—	—	—	—	(981,748)	—	(981,748)	—	(981,748)
Reclassification to redeemable common stock	—	—	—	—	4,393,863	—	4,393,863	—	4,393,863
Repurchase of common stock	(1,435,841)	(1,436)	(1,936)	(2)	(13,152,685)	—	(13,154,123)	—	(13,154,123)
Distributions declared	—	—	—	—	—	(9,595,208)	(9,595,208)	—	(9,595,208)
Net loss	—	—	—	—	—	(52,097,300)	(52,097,300)	—	(52,097,300)
Balance, September 30, 2020	24,008,115	$24,008	188,425	$188	$227,745,917	$(92,861,456)	$134,908,657	$50,603,000	$185,511,657

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	12,943,294	$12,943	17,594	$18	$119,247,245	$(16,167,437)	$103,092,769	$—	$103,092,769
Issuance of common stock	3,795,112	3,795	168,666	168	40,241,277	—	40,245,240	—	40,245,240
Stock compensation expense	20,669	21	—	—	209,979	—	210,000	—	210,000
Offering costs	—	—	—	—	(1,206,930)	—	(1,206,930)	—	(1,206,930)
Reclassification to redeemable common stock	—	—	—	—	2,823,079	—	2,823,079	—	2,823,079
Repurchase of common stock	(842,403)	(843)	—	—	(8,378,493)	—	(8,379,336)	—	(8,379,336)
Distributions declared	—	—	—	—	—	(7,778,197)	(7,778,197)	—	(7,778,197)
Net loss	—	—	—	—	—	(2,973,765)	(2,973,765)	—	(2,973,765)
Balance, September 30, 2019	15,916,672	$15,916	186,260	$186	$152,936,157	$(26,919,399)	$126,032,860	$—	$126,032,860
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net loss	$(52,097,300)	$(2,973,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,420,256	7,176,716
Stock compensation expense	522,183	281,667
Deferred rents	(1,027,863)	(991,009)
Amortization of deferred lease incentives	45,903	45,903
Amortization of deferred financing costs and premium	796,810	511,336
Amortization of above-market lease intangibles	134,412	72,784
Amortization of below-market lease intangibles	(1,157,951)	(355,793)
Impairment of real estate investment properties	9,506,525	—
Impairment of goodwill and intangible assets	34,572,403	—
Gain on sale of real estate investments	(1,693,642)	—
Unrealized loss on interest rate swap valuation	1,019,840	1,095,547
Income from investments in unconsolidated entities	(239,028)	(167,558)
Distributions from investments in unconsolidated entities	542,140	716,215
Change in operating assets and liabilities:
Increase in tenant receivables	(563,259)	(319,773)
Increase in prepaid and other assets	(513,161)	(102,872)
Increase in accounts payable, accrued and other liabilities	1,171,868	541,315
Decrease in due to affiliates	(628,488)	(967,518)
Net cash provided by operating activities	3,811,648	4,563,195
Cash Flows from Investing Activities:
Additions to existing real estate investments	(600,291)	(181,972)
Additions to intangible assets	(566,102)	—
Net proceeds from sale of real estate investments	15,364,073	—
Payment of tenant improvements	—	(3,387,699)
Payment of acquisition fees to affiliate	—	(5,459)
Costs related to pending merger with an affiliate	—	(1,005,523)
Additions to lease incentives	(990,000)	—
Refund of refundable purchase deposit	—	100,000
Refundable purchase deposit	—	(2,000,000)
Net cash provided by (used in) investing activities	13,207,680	(6,480,653)
Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	4,260,000	4,869,000
Repayments of unsecured credit facility	(6,000,000)	(13,869,000)
Proceeds from mortgage notes payable	35,705,500	6,350,000
Principal payments on mortgage notes payable	(36,421,500)	(14,557,433)
Proceeds from economic relief notes payable	527,000	—
Principal payments on short-term notes payable	(4,800,000)	—
Refundable loan deposits	—	(171,000)
Payments of deferred financing costs to third parties	(389,662)	(175,311)
Payments of financing fees to affiliates	—	(63,500)
Proceeds from issuance of common stock and investor deposits	10,378,762	34,559,949
Payments of offering costs	(981,748)	(1,206,930)
Liabilities for (payments of) selling commissions on Class S common stock	1,916	(632)
Repurchases of common stock	(13,154,123)	(8,379,336)
Distributions paid to common stockholders	(4,071,697)	(1,901,575)
Net cash (used in) provided by financing activities	(14,945,552)	5,454,232
Net increase in cash, cash equivalents and restricted cash	2,073,776	3,536,774
Cash, cash equivalents and restricted cash, beginning of period	6,936,930	8,755,928
Cash, cash equivalents and restricted cash, end of period	$9,010,706	$12,292,702

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,062,906	$4,372,246
Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification to redeemable common stock	$4,393,863	$2,823,079
Reinvested distributions from common stockholders	$5,815,165	$5,685,291
Real estate investments held for sale, net	$23,033,118	$—
Assets related to real estate investments held for sale	$864,008	$—
Mortgage notes payable related to real estate investments held for sale, net	$14,671,370	$—
Liabilities related to real estate investments held for sale	$3,934,795	$—
Increase in share repurchases payable	$1,393,275	$619,159
Accrued distributions	$291,654	$937,863
Unpaid capitalized costs related to pending merger with an affiliate	$—	$620,647
See accompanying notes to condensed consolidated financial statements.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
RW Holdings NNN REIT, Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company was formed to primarily invest in single-tenant income-producing properties located in the United States, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.
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
The Company was externally managed by its former advisor, Rich Uncles NNN REIT Operator, LLC (the “Former Advisor”), a Delaware limited liability company, pursuant to the Second Amended and Restated Advisory Agreement dated August 11, 2017, as amended (the “Advisory Agreement”), through December 31, 2019. The Former Advisor was wholly-owned by the Company’s former sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC) (“BrixInvest” or the “Former Sponsor”), a Delaware limited liability company, whose members include Aaron S. Halfacre and Raymond Wirta, the Company’s Chief Executive Officer and Chairman of the Board, respectively. On each of June 24, 2015 and December 31, 2015, the Company issued 10,000 shares of its Class C common stock to the Former Sponsor, for a total of 20,000 shares of Class C common stock, at a purchase price of $10.00 per share. Upon completing the Self-Management Transaction, the Former Sponsor's previously held 10,740 shares of the Company’s Class C common stock were canceled.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), Rich Uncles Real Estate Investment Trust I (“REIT I”) merged with and into Merger Sub, a Delaware limited partnership and wholly-owned subsidiary of the Company, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). At such time, the separate existence of REIT I ceased. As a result, the Company issued 8,042,221.6 shares of its Class C common stock to former shareholders of REIT I. In addition, on December 31, 2019, a self-management transaction was completed, whereby the Company, the Operating Partnership, BrixInvest and Daisho effectuated a Contribution Agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Merger and the Self-Management Transaction, the Company became self-managed (see Note 3).

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On July 15, 2015, the Company filed a registration statement on Form S-11 (File No. 333-205684) with the SEC to register an initial public offering of a maximum of 90,000,000 of its shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of 10,000,000 of its shares of common stock pursuant to the Company’s distribution reinvestment plan (the “Registered DRP Offering” and together with the Primary Offering, the “Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016, and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to the Registered Offering, the Company sold shares of Class C common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act, and began selling shares of its Class S common stock as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons.
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
In response to the significant economic impacts of the COVID-19 pandemic, effective as of the close of business on May 7, 2020, the Company’s board of directors temporarily suspended the primary portion of the Company’s Follow-on Offering and Class S Offering until such time as the board of directors approved and established an updated estimated NAV per share of the Company’s common stock and determined to resume such primary offerings. On May 20, 2020, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s common stock of $7.00 (unaudited) to reflect the Company's valuation of its real estate assets, debt and other assets and liabilities as of April 30, 2020. Additional information on the determination of the Company's estimated NAV per share, including the process used to determine its estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on May 22, 2020. With respect to distributions paid to stockholders on May 26, 2020, the purchase price per share of the Company’s common stock in the distribution reinvestment plans was decreased from $10.27 to $7.00. Commencing on June 1, 2020, the Company’s board of directors resumed the primary portions of the Follow-on Offering and the Class S Offering. The purchase price per share in the primary portion of the Follow-on Offering was decreased from $10.27 to $7.00, and the purchase price per share in the primary portion of the Class S Offering was decreased to $7.00 plus the amount of any applicable upfront commissions and fees. The NAV per share used for purposes of future repurchases pursuant to the share repurchase programs was also decreased from $10.27 (unaudited) to $7.00 (unaudited).
Through September 30, 2020, the Company had sold 19,645,508 shares of Class C common stock in the Registered Offerings, including 2,208,870 shares of Class C common stock sold under its registered distribution reinvestment plan, for aggregate gross offering proceeds of $195,859,756, and 190,361 shares of Class S common stock in the Class S Offering, including 5,397 shares of Class S common stock sold under its distribution reinvestment plan, for aggregate gross offering proceeds of $1,926,663.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of September 30, 2020, the Company had investments in (i) 39 operating properties, comprised of: 14 retail properties, 14 office properties and 11 industrial properties (including 17 operating properties of the original 20 operating properties which were acquired through the Merger on December 31, 2019, and are comprised of: (a) 8 retail properties, (b) 4 office properties and (c) 5 industrial properties); (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; and (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the “TIC Interest”). During the three months ended June 30, 2020, the Company determined to sell four of its operating properties, including three retail properties and one industrial property, and classified them as real estate investments held for sale as of June 30, 2020 in the Company's unaudited condensed consolidated balance sheet. The three retail properties were subsequently sold during the three months ended September 30, 2020 and the industrial property was sold in October 2020. During the three months ended September 30, 2020, the Company also determined to sell an additional two retail properties, bringing the total real estate investments held for sale to three properties consisting of two retail properties and one industrial property as of September 30, 2020 (see Notes 4 and 11 for additional discussion).
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
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in ASU No. 2014-09. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU No. 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that (1) the timing and pattern of transfer of the nonlease components and associated lease components are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company's leasing arrangements, the Company accounted for all lease and nonlease components as one, single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company's timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 in the Company's consolidated statements of operations. For the three months ended September 30, 2020 and 2019, tenant reimbursements included in rental income amounted to $1,622,218 and $1,328,373, respectively, and for the nine months ended September 30, 2020 and 2019, tenant reimbursements included in rental income amounted to $5,521,723 and $3,514,836, respectively.

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
When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
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
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions for the three months ended September 30, 2020 met these criteria at closing.
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
With respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt allowance for the tenant’s receivable balance and generally will not recognize subsequent rental income until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

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
Impairment of Investment in Real Estate Properties
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 4, the Company recorded impairment charges of $9,506,525 related to four of its real estate properties during the nine months ended September 30, 2020. The Company did not incur any impairment charges for its real estate properties during the three months ended September 30, 2020.
Other Comprehensive Loss
For all periods presented, other comprehensive loss is the same as net loss.
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. Diluted EPS is the same as Basic EPS for the three and nine months ended September 30, 2020 and 2019 as the Company had a net loss for all reported periods. As of September 30, 2020, there were 657,949.5 Class M OP Units and 56,029 Class P OP Units that are convertible to Class C OP Units (defined below) at a conversion ratio of five Class C OP Units for each one Class M OP Unit or Class P OP Unit, as applicable, after a specified period of time (see Note 3). The holders of Class C OP Units may exchange such Class C OP Units for shares of the Company's Class C common stock on a 1-for-1 basis or, at the Company’s sole and absolute discretion, for cash. The Class M OP Units and Class P OP Units, and the shares of Class C common stock into which they may ultimately be converted, were excluded from the computation of Diluted EPS because their effect would not be dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
The Company has presented the basic and diluted net loss per share amounts on the accompanying condensed consolidated statements of operations for Class C and Class S share classes as a combined common share class. Application of the two-class method for allocating net loss in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss of $(0.04) and $(0.06) per share for Class C shares for the three months ended September 30, 2020 and 2019, respectively, and a net loss of $(0.04) and $(0.03) per share for Class S shares for the three months ended September 30, 2020 and 2019, respectively. The two-class method would have resulted in a net loss per share of $(2.17) and $(0.20) for Class C shares for the nine months ended September 30, 2020 and 2019, respectively, and a net loss per share of $(2.17) and $(0.20) for Class S shares for the nine months ended September 30, 2020 and 2019, respectively. The differences in net loss per share if allocated under this method primarily reflects the lower effective distributions per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the distributions relative to the time the shares were outstanding.

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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing or modification and for on-site and tenant improvements or property taxes. Restricted cash as of September 30, 2020 and December 31, 2019 amounted to $265,654 and $113,362, respectively.
Pursuant to lease agreements, the Company has obligations to pay for $60,598 and $98,329 in site and tenant improvements to be incurred by tenants as of September 30, 2020 and December 31, 2019, respectively, including a 72.7% share of tenant improvements for the Santa Clara property at both balance sheet dates. At both September 30, 2020 and December 31, 2019, the Company's restricted cash held to fund other improvements totaled $92,684. As of September 30, 2020 and December 31, 2019, the Company also held restricted cash of $172,970 and $20,678, respectively, for lender reserves.
Real Estate Investments Held for Sale
The Company generally considers a real estate investment to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investment held for sale, net” and “assets related to real estate investment held for sale,” respectively, in the accompanying condensed consolidated balance sheets. Mortgage notes payable and other liabilities related to real estate investments held for sale are classified as “mortgage notes payable related to real estate investments held for sale, net” and “liabilities related to real estate investments held for sale,” respectively, in the accompanying condensed consolidated balance sheets. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying condensed consolidated statements of operations.
Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. The Company evaluates goodwill for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other on an annual basis, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized. Due to the impacts of the COVID-19 pandemic, the Company performed an impairment test of goodwill for the three months ended March 31, 2020. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated fair value of the Company’s net tangible and intangible assets to the preliminary carrying value of its net tangible and intangible assets as of March 31, 2020. The recorded goodwill impairment charge of $33,267,143 represents the excess of the Company’s net book value over its estimated fair value as of March 31, 2020. No additional goodwill impairment charges were recorded for the period from April 1, 2020 to September 30, 2020.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Intangible assets consist of purchased customer-related intangible assets, marketing-related intangible assets, developed or acquired technology and other intangible assets. Intangible assets are amortized over their estimated useful lives using the straight-line method ranging from three years to five years. No significant residual value is estimated for intangible assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Due to the impacts of the COVID-19 pandemic, the Company evaluated its intangible assets for impairment and recorded an impairment charge of $1,305,260 for the three months ended March 31, 2020. No additional impairment charges on intangible assets were recorded for the period from April 1, 2020 to September 30, 2020.
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
Restricted Stock Units and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on the most recent NAV per share of the Company’s common stock on the date of issuance or grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction discussed in Note 3 are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 and condensed consolidated statements of equity for the three and nine months ended September 30, 2020. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 3).
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
The Company has elected to utilize the method wherein the concessions result in additional lease receivable during the deferral period as available under the Topic 842 Q&A for lease concessions related to the effects of the COVID-19 pandemic. The Company's lease concessions related to the effects of the COVID-19 pandemic resulted in a receivable of $79,463 on the Company’s condensed consolidated balance sheet as of September 30, 2020, approximately 29% of which was collected subsequent to September 30, 2020. Due to the continuing nature of the COVID-19 pandemic, there may be subsequent impacts from future tenant requests for lease concessions or deferrals for future periods. The Company maintains an inventory of tenants which have or are expected to request lease concessions. Future lease concessions may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments with respect to the continued spread and treatment of COVID-19, which the Company cannot accurately predict at this time.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Accounting Treatment
While the Merger transaction was treated legally as a merger of the two entities, for accounting purposes, the transaction was treated as an asset acquisition under GAAP because REIT I did not possess the capability to operate its properties to generate revenue since it had no workforce. It was dependent on its advisor and did not possess the processes to perform asset management, property purchase and sale transactions or the resulting revenue generation on a stand-alone basis. The real estate assets acquired are similar in nature to each other and represent substantially all of the fair value of the assets acquired. While there are some dissimilarities including the nature of the use (retail, industrial and office), each of the properties was subject to a multi-year lease with a single creditworthy tenant and the properties had similar risk profiles, generally including a mortgage secured only by the property. In addition, 17 of the 20 properties (approximately 93% by value as of the transaction date) were located in California and therefore subject to California law and all properties were managed without on-site offices. Merger Sub, not REIT I, was the surviving entity, there was no entity level debt and there was no contingent consideration paid, as would be typical in the purchase of an operating business.
The assets and liabilities acquired in the Merger were recorded at fair value as determined as of December 31, 2019, including normal adjustments for the values of lease-in-place and above/below market leases and premium/discount on outstanding mortgage notes payable. The Company incurred approximately $3,044,000 of acquisition-related transaction costs during 2019. These acquisition-related transaction costs were capitalized to the acquired real estate assets. As the transaction closed on the final day of the year, the Merger did not have an impact on the Company's consolidated statement of operations for the year ended December 31, 2019.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Prior to the closing of the Self-Management Transaction: (i) substantially all of BrixInvest’s assets and liabilities were contributed to Daisho’s wholly-owned subsidiary, modiv, LLC, a Delaware limited liability company (“modiv, LLC”); and (ii) BrixInvest spun off Daisho to the BrixInvest members (the “Spin Off”). Pursuant to the Self-Management Transaction, Daisho contributed to the Operating Partnership all of the membership interests in modiv, LLC in exchange for the Class M OP Units.
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
Amendments to Operating Partnership Agreement
On December 31, 2019, the Company, the Operating Partnership and NNN LP entered into the Second Amended and Restated Agreement of Limited Partnership (the “Amended OP Agreement”), which amended the Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated August 11, 2017. The amendments included amending the name of the Operating Partnership from “Rich Uncles NNN Operating Partnership, LP” to “RW Holdings NNN REIT Operating Partnership, LP” and provided the terms of the Class M OP Units and Class P OP Units issued in connection with the Self-Management Transaction and further described below.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Based on the current conversion ratio of five Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the current NAV per share of $7.00, a Class M OP Unit would be valued at $35.00. The current NAV does not impact the early conversion rate or the future conversion enhancement ratio of the Class M OP Units and Class P OP Units.
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
The Company issued a total of 56,029 Class P OP Units to Messrs. Halfacre and Raymond J. Pacini, the Company’s Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $10.16 when issued on December 31, 2019 and the expected minimum conversion ratio of five Class C OP Units for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense. During the three and nine months ended September 30, 2020, the Company amortized and charged $88,784 and $266,350, respectively, to stock compensation expense. The unamortized value of these units was $1,242,969 as of September 30, 2020.
Under the Amended OP Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership, representing a combined total of approximately 13% of equity in the Operating Partnership as of December 31, 2019.
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
The fair value measurement of the consideration transferred was based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of the Class M OP Units and the Class P OP Units included projections for (i) property acquisitions and changes in property values, (ii) new investors, and (iii) follow on investments by existing stockholders. The consideration transferred in the Self-Management Transaction was determined to have a fair value of $50,603,000 as of December 31, 2019 based on a probability weighted analysis of achieving the requisite AUM and AFFO hurdles. The Class M OP Units and the 26,318 Class P OP Units issued in connection with the Self-Management Transaction were treated as permanent equity of the Company for accounting purposes because the Class M OP Units and the Class P OP Units are not mandatorily redeemable by the Company. In addition, there is no unconditional obligation to issue a variable number of shares; the Class M OP Units and the Class P OP Units are issued in the form of shares and as such would not represent a financial instrument other than an outstanding share that embodies a conditional

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
obligation, and they do not possess the characteristics of freestanding derivatives. Moreover, they are not redeemable for cash or other assets at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. The Class M OP Units and the Class P OP Units are a single financial instrument, including the conversion ratio enhancement, which cannot be detached and is not separately exercisable.
As of December 31, 2019, the Company had substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date. The Company incurred $1,468,913 in costs in connection with the Self-Management Transaction, which were included in the consolidated statement of operations for the year ended December 31, 2019 and an additional $201,920 in post-closing costs during the nine months ended September 30, 2020, including $193,460 in post-closing costs that were incurred during the three months ended March 31, 2020 and $8,460 in post-closing costs that were incurred during the three months ended June 30, 2020.
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
Goodwill
The goodwill recognized was primarily attributable to the Company's ability to be self-managed, the value of the workforce which includes growth opportunities, from both existing and new investments, income streams and the ability to offer new products, the investor platform acquired from BrixInvest and its expected synergies resulting from the Self-Management Transaction and the Merger. Key areas of expected cost synergies include increased purchasing power for acquiring properties, lower financing costs and administrative efficiencies. Goodwill is expected to be mostly non-deductible for tax purposes. As permitted under ASC 805 for business combinations, the Company recorded goodwill because the purchase price of the Self-Management Transaction exceeded the estimated fair value of net identified tangible and intangible assets acquired.
The current COVID-19 pandemic in the United States and globally, and the magnitude and uncertain duration of the economic impacts have resulted in challenges in attracting investor equity during this period of economic weakness and volatility. The disruption in the Company's Offerings is expected to have a protracted impact on capital raising, and the recessionary pressures on the economy have resulted in real estate market uncertainty and an approximate 14% decrease in the estimated fair value of the Company’s real estate properties as of April 30, 2020 as compared with the estimated fair value of the Company’s real estate properties as of December 31, 2019 (see discussion of the Company's updated estimated NAV per share approved on May 20, 2020 above in Note 1). Given these circumstances, the Company revised its capital raise projections, its projections of new investment and other factors contributing to the Company's analysis of estimated fair value of its consolidated business operations. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
fair value of the Company’s net tangible and intangible assets, including the estimated fair value of the business acquired from its Former Sponsor, to the carrying value of its net tangible and intangible assets as of March 31, 2020. Since the estimated fair value of the Company’s net tangible and intangible assets was less than the carrying amount of its net tangible and intangible assets, the Company recorded a goodwill impairment charge of $33,267,143 for the three months ended March 31, 2020 which is reflected in the Company’s net loss for the nine months ended September 30, 2020.
The net carrying amount of goodwill as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Goodwill	$17,320,857	$50,588,000
Intangible Assets Acquired
The allocation of the purchase price to the net assets acquired in the Self-Management Transaction resulted in the recognition of $7,700,000 of intangible assets as of the December 31, 2019 closing date. The fair values of the acquired investor lists and developed technology assets, primarily the investor online platform, were determined using the adjusted cost approach, which approximates fair value. The useful lives of the intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.
Intangible assets, net as of September 30, 2020 and December 31, 2019 and related useful lives were as follows:

Intangible Assets	Weighted-Average Useful Life	September 30, 2020	December 31, 2019
Investor list, net	5.0 years	$3,494,740	$4,800,000
Web services technology, domains and licenses	3.0 years	3,466,102	2,900,000
		6,960,842	7,700,000
Accumulated amortization		(1,372,910)	—
Net		$5,587,932	$7,700,000
During the three and nine months ended September 30, 2020, the Company acquired additional web services technology, domains and licenses intangible assets of $33,061 and $566,102, respectively. Amortization expense for the three and nine months ended September 30, 2020 amounted to $458,371 and $1,372,910, respectively.
As discussed previously, the COVID-19 pandemic has caused significant disruptions in the economy and uncertainties in the investment markets. Based on the impacts on the Company's investors and the economy, the Company evaluated the fair value of intangibles to determine if they exceeded the respective carrying values and determined that a portion of the investor list would no longer be viable and, therefore, an impairment charge of $1,305,260 was recorded for the three months ended March 31, 2020 which is reflected in the Company’s net loss for the nine months ended September 30, 2020.
The estimated amortization expense for the succeeding fiscal years is as follows: October to December 2020, $460,144; 2021, $1,840,576; 2022, $1,840,576; 2023, $749,978; and 2024, $696,658.
NOTE 4. REAL ESTATE INVESTMENTS, NET
As of September 30, 2020, the Company’s real estate investment portfolio consisted of (i) 39 operating properties located in 14 states (including the 17 operating properties of the original 20 operating properties acquired in connection with the Merger on December 31, 2019) including: 14 retail properties, 14 office properties and 11 industrial properties, (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties and (iii) a 72.7% undivided TIC Interest in an office property in Santa Clara, CA, as discussed in Note 5.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table provides summary information regarding the Company’s operating properties as of September 30, 2020:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,269,349	$(2,104,747)	$9,020,449
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(155,945)	1,242,169
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(199,575)	1,484,854
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(149,835)	1,156,755
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(143,657)	1,142,378
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(147,437)	1,066,292
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(143,250)	1,045,244
Dana (1)	Cedar Park, TX	12/27/2016	Industrial	6,802,876	531,439	(1,762,138)	5,572,177
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(2,773,228)	10,950,962
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,248	(777,286)	5,667,630
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(1,081,599)	9,994,116
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(980,566)	7,649,532
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(771,324)	6,772,865
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(559,314)	5,864,784
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(1,024,378)	11,829,770
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(1,937,616)	25,420,284
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(3,165,253)	13,953,927
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(1,953,297)	14,049,192
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(607,013)	7,082,911
Bon Secours	Richmond, VA	10/31/2018	Office	10,388,751	800,356	(865,130)	10,323,977
Costco	Issaquah, WA	12/20/2018	Office	27,330,797	2,765,136	(2,328,660)	27,767,273
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	2,894,017	(1,266,604)	35,821,782
Chevron Gas Station	San Jose, CA	12/31/2019	Retail	4,054,759	145,577	(45,475)	4,154,861
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	(165,456)	4,485,861
Chevron Gas Station	Roseville, CA	12/31/2019	Retail	3,648,571	136,415	(89,270)	3,695,716
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	(110,349)	5,050,995
PMI Preclinical	San Carlos, CA	12/31/2019	Industrial	9,672,174	408,225	(153,241)	9,927,158
EcoThrift	Sacramento, CA	12/31/2019	Retail	5,550,226	273,846	(223,109)	5,600,963
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	(103,886)	3,251,497
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	447,927	(449,571)	12,445,643
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	(53,183)	1,340,482
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	(253,605)	7,163,662
Wood Group	San Diego, CA	12/31/2019	Industrial	9,731,220	392,955	(423,870)	9,700,305
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	304,387	(226,824)	7,148,706
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	(38,227)	1,319,807
Gap	Rocklin, CA	12/31/2019	Office	8,378,276	360,377	(359,480)	8,379,173
L-3 Communications	San Diego, CA	12/31/2019	Industrial	11,631,857	454,035	(353,117)	11,732,775
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,555,055	1,616,610	(810,261)	30,361,404
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	(99,720)	5,459,667
				$351,009,349	$24,274,555	$(28,856,496)	$346,427,408
(1) See impairment charges discussion below.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Impairment Charges
During late March 2020, the Company learned that there would be a substantial impact on the commercial real estate market and specifically on fitness centers due to the COVID-19 pandemic and the requirement of an indefinite and potentially extended period of store closures. On March 31, 2020, the Company received written notice from 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) that due to circumstances beyond its control, including the response to the COVID-19 pandemic and directives and mandates of various governmental authorities, the Las Vegas, NV 24 Hour Fitness store leased from the Company had been closed on or about March 17, 2020 and remained closed as of the date of the tenant's notice. The tenant's notice stated that it would not make the April 2020 rent payment. The Company's special purpose subsidiary, which owns the property, immediately initiated negotiations with the tenant; however, no further rent payments were received and on June 15, 2020, the Company received written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary.
On April 1, 2020, the Company’s special purpose subsidiary initiated negotiations with the lender on the property regarding the special purpose subsidiary's request for a deferral of mortgage payments until the tenant resumed paying rent. The lender on this property did not agree to provide any substantial mortgage relief to the Company's special purpose subsidiary, but rather agreed to temporarily reduce its $32,000 monthly mortgage payment by $8,000 from May through August 2020. The Company's special purpose subsidiary determined that if it was unable to secure a replacement tenant, then it would consider allowing the lender to foreclose on, and take possession of, the property. As such, the Company concluded that it was necessary to record an impairment charge to reduce the net book value of the property to its estimated fair value.
In addition, during the first quarter of 2020, the Company determined that the effects of the COVID-19 pandemic on the overall economy and commercial real estate market would also have negative impacts on the Company's ability to re-lease two vacant properties, the property formerly leased to Dinan Cars located in Morgan Hill, CA through January 31, 2020 and the property leased to Dana, but currently unoccupied, located in Cedar Park, TX. Based on an evaluation of the value of these two properties, the Company determined that impairment charges were required during the three months ended March 31, 2020 to reflect the reduction in value due to the uncertainty regarding leasing or sale prospects.
Effective August 1, 2020, the Company executed an amendment for the early termination of the Dana lease from July 31, 2024 to July 31, 2022 in exchange for an early termination payment of $1,381,767 due on July 31, 2022 and continued rent payments of $65,000 per month from August 1, 2020 through July 1, 2022. In the event that the Company is able to re-lease or sell the Dana property prior to July 31, 2022, Dana would be obligated to continue paying rent of $65,000 per month through July 1, 2022 or may elect to pay a cash lump sum payment to the Company equal to the net present value of the remaining rent payments.
During the three months ended March 31, 2020, the Company recorded impairment charges aggregating $9,157,068 based on the estimated fair value of the real estate properties discussed above, and during the three months ended June 30, 2020, the Company recorded an additional impairment charge of $349,457 related to its property located in Lake Elsinore, CA and leased to Rite Aid through February 29, 2028. This impairment charge represented the excess of the property's carrying value over the property's sale price less estimated selling costs (see below for discussion of the property sale). The first quarter aggregate impairment charges of $9,157,068 represented approximately 2.2% of the Company’s total investments in real estate property before impairments as of March 31, 2020 and the second quarter impairment charge of $349,457 represented approximately 0.1% of the Company’s total investments in real estate property before impairments as of June 30, 2020. There were no additional impairment charges during the three months ended September 30, 2020.
The details of the Company's real estate impairment charges for the nine months ended September 30, 2020 were as follows:

Property	Location	Nine Months Ended September 30, 2020
Rite Aid	Lake Elsinore, CA	$349,457
Dana	Cedar Park, TX	2,184,395
24 Hour Fitness	Las Vegas, NV	5,664,517
Dinan Cars	Morgan Hill, CA	1,308,156
		$9,506,525

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Acquisitions:
The Company did not acquire any real estate properties during the nine months ended September 30, 2020 or 2019.
Dispositions:
The Company sold the following properties during the nine months ended September 30, 2020:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	(Loss) Gain on Sale
Rite Aid	Lake Elsinore, CA	8/3/2020	Retail	70,960	$7,250,000	$(422)
Walgreens	Stockbridge, GA	8/27/2020	Retail	15,120	5,538,462	1,306,768
Island Pacific	Elk Grove, CA	9/16/2020	Retail	27,296	3,155,000	387,296
				113,376	$15,943,462	$1,693,642
On August 3, 2020, the Company completed the sale of its Lake Elsinore, CA retail property which was leased to Rite Aid for $7,250,000, which generated net proceeds of $3,299,016 after repayment of the existing mortgage, commissions and closing costs. Prior to the sale, the Company evaluated the Rite Aid property for impairment and recognized a $349,457 impairment charge during the three months ended June 30, 2020 in order to reduce the carrying value of the property to its estimated fair value.
On August 27, 2020, the Company completed the sale of its Stockbridge, GA retail property which was leased to Walgreens for $5,538,462, which generated net proceeds of $5,296,356 after payment of commissions and closing costs. The mortgage for this property was previously repaid on August 10, 2020 in connection with the refinancing of the Accredo property as discussed in Note 7.
On September 16, 2020, the Company completed the sale of its Elk Grove, CA retail property which was leased to Island Pacific for $3,155,000, which generated net proceeds of $1,124,016 after repayment of the existing mortgage, commissions and closing costs.
Asset Concentration
The Company holds no real estate property with a net book value that is greater than 10% of its total assets as of September 30, 2020 and December 31, 2019.
Revenue Concentration
No tenants represented the source of 10% of total revenues during the three or nine months ended September 30, 2020. The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three and nine months ended September 30, 2019 was as follows:

	Three Months Ended September 30, 2019
Property and Location	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$662,585	10.8%
AvAir, Chandler, AZ	$671,406	11.0%

	Nine Months Ended September 30, 2019
Property and Location	Revenue	Percentage of Total Revenue
Costco, Issaquah, WA	$2,038,609	11.4%
AvAir, Chandler, AZ	$2,004,954	11.2%

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Operating Leases
The Company’s real estate properties are primarily leased to tenants under net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
During the first four months of 2020, the Company paid an aggregate of $990,000 in lease incentives to cancel certain termination options related to two leases with Walgreens for its Santa Maria, California and Stockbridge, Georgia properties, resulting in extension of the leases for approximately 10 years each. The Stockbridge property was sold on August 27, 2020 as discussed above.
As of September 30, 2020, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, excluding rents due related to real estate investments held for sale, are as follows:

October through December 2020	$6,528,690
2021	25,681,770
2022	23,147,301
2023	19,412,451
2024	19,229,235
2025	15,813,536
Thereafter	42,540,235
$152,353,218
Intangibles
As of September 30, 2020, the Company’s lease intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$24,274,555	$1,194,720	$(15,552,554)
Accumulated amortization	(8,689,796)	(284,219)	2,277,721
Net amount	$15,584,759	$910,501	$(13,274,833)

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 9.3 years as of September 30, 2020. As of September 30, 2020, the amortization of intangible assets for the three months ending December 31, 2020 and for each year of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
October through December 2020	$1,106,918	$35,445	$(383,344)
2021	3,698,643	141,779	(1,525,877)
2022	2,709,134	141,780	(1,280,223)
2023	1,832,039	139,131	(984,317)
2024	1,715,028	134,500	(980,897)
2025	1,316,375	122,383	(980,897)
Thereafter	3,206,622	195,483	(7,139,278)
	$15,584,759	$910,501	$(13,274,833)

Weighted-average remaining amortization period	7.0 years	7.3 years	12.2 years
Real Estate Investments Held For Sale
As a result of the COVID-19 pandemic discussed in Note 1, during the second quarter of 2020, the Company deemed it necessary to sell certain of its real estate investment properties to generate funds for share repurchases and certain debt obligations. During the three months ended June 30, 2020, the Company identified four real estate investment properties as held for sale. These four properties consisted of three retail properties (the property leased to Island Pacific Supermarket through May 30, 2033 located in Elk Grove, CA, the property leased to Rite Aid through February 29, 2028 located in Lake Elsinore, CA and the property leased to Walgreens through February 28, 2031 located in Stockbridge, GA) and one industrial property previously leased to Dinan Cars located in Morgan Hill, CA. These properties were classified as real estate investments held for sale, net in the Company's condensed consolidated balance sheet as of June 30, 2020. As discussed above, the three retail properties were subsequently sold during the three months ended September 30, 2020. The industrial property was sold on October 28, 2020 as discussed in Note 11.
During the three months ended September 30, 2020, the Company also determined to sell two additional retail properties (the property leased to Harley Davidson through April 12, 2032 located in Bedford, TX and the property formerly leased to 24 Hour Fitness located in Las Vegas, NV) resulting in a total of three properties classified as real estate investments held for sale as of September 30, 2020, including the Morgan Hill, CA industrial property that was sold on October 28, 2020.
On September 17, 2020, the Company’s special purpose subsidiary entered into a purchase and sale agreement to sell the Las Vegas property formerly leased to 24 Hour Fitness, subject to a number of contingencies including lender approval of the buyer’s assumption of the existing mortgage. There can be no assurances that all of the contingencies will be satisfied or that the transaction will close. If the Company's special purpose subsidiary does not complete the sale of the Las Vegas property formerly leased to 24 Hour Fitness, then it would consider allowing the lender to foreclose on, and take possession of, the property. The estimated liability of $3,120,678 under a loan guarantee related to the secured mortgage was accrued and included in liabilities related to real estate held for sale on the condensed consolidated balance sheet as of September 30, 2020.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of September 30, 2020:

September 30, 2020
Assets related to real estate investments held for sale:
Land, buildings and improvements	$24,971,754
Tenant origination and absorption costs	176,276
Accumulated depreciation and amortization	(2,114,912)
Real estate investments held for sale, net	23,033,118
Other assets, net	864,008
Total assets related to real estate investments held for sale:	$23,897,126

Liabilities related to real estate investments held for sale:
Mortgage notes payable, net	$14,671,370
Other liabilities, net (a)	3,934,795
Total liabilities related to real estate investments held for sale:	$18,606,165
(a)    Includes the estimated liability for a loan guarantee related to the secured mortgage for the Las Vegas, Nevada property formerly leased to 24 Hour Fitness, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property if the pending sale described above does not close.
The following table summarizes the major components of rental income, expenses and impairment related to real estate investments held for sale as of September 30, 2020, which were included in continuing operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$366,673	$593,981	$2,004,279	$1,750,072
Expenses:
Interest expense	169,871	155,722	554,009	610,583
Depreciation and amortization	145,695	198,785	554,036	594,353
Other expenses	143,173	169,520	414,115	499,998
Impairment of real estate properties/reserve	—	—	10,097,710	—
Total expenses	458,739	524,027	11,619,870	1,704,934
Net (loss) income	$(92,066)	$69,954	$(9,615,591)	$45,138
As discussed in Note 3, the property located in Morgan Hill, CA was acquired in the Merger on December 31, 2019 and therefore did not contribute to the Company's rental income or net loss for the three and nine months ended September 30, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 5. INVESTMENT IN UNCONSOLIDATED ENTITY
The Company’s investment in unconsolidated entity as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
The TIC Interest	$10,085,476	$10,388,588
As discussed in Note 3, REIT I merged with and into the Company on December 31, 2019. The Company’s income (loss) from investments in unconsolidated entities for the three and nine months ended September 30, 2020 and 2019, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
The TIC Interest	$92,617	$72,613	$239,028	$224,676
REIT I	—	(35,043)	—	(57,118)
	$92,617	$37,570	$239,028	$167,558
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in an office property in San Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of the Company's board of directors in December 2019. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended September 30, 2020 and 2019, the Company received $207,950 and $221,739 in cash distributions, respectively, and during the nine months ended September 30, 2020 and 2019, the Company received $542,140 and $495,357 in cash distributions, respectively.
The following is summarized financial information for the Santa Clara property as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019:

	September 30, 2020	December 31, 2019
Assets:
Real estate investments, net	$30,156,162	$30,858,240
Cash and cash equivalents	356,848	275,760
Other assets	192,251	228,770
Total assets	$30,705,261	$31,362,770
Liabilities:
Mortgage notes payable	$13,555,271	$13,746,635
Below-market lease, net	2,843,570	2,953,360
Other liabilities	129,110	68,587
Total liabilities	16,527,951	16,768,582
Total equity	14,177,310	14,594,188
Total liabilities and equity	$30,705,261	$31,362,770

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$697,851	$672,011	$2,047,424	$2,032,004
Expenses:
Interest expense	141,935	144,329	424,544	430,215
Depreciation and amortization	250,015	248,136	749,913	744,408
Other expenses	178,522	179,680	544,225	548,378
Total expenses	570,472	572,145	1,718,682	1,723,001
Net income	$127,379	$99,866	$328,742	$309,003
REIT I
Prior to the Merger on December 31, 2019, the Company had an approximate 4.8% ownership interest in REIT I. The Company recorded its share of loss of REIT I based on REIT I’s results of operations for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2019, the Company received $75,746 and $220,858, respectively, in cash distributions related to its interest in REIT I. The following is REIT I's summarized results of operations for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenues	$3,302,347	$9,868,701
Expenses:
Depreciation and amortization	1,450,227	4,336,641
Interest expense	828,987	2,674,383
Other expenses	1,746,989	4,150,881
Total expenses	4,026,203	11,161,905
Other income:
Other income (1)	—	113,773
Net loss	$(723,856)	$(1,179,431)
(1)    The gain on disposal of real estate investment property of $113,773 during the nine months ended September 30, 2019 was due to the higher mortgage loan balance and related interest payable for the Antioch, California Chase property compared to its net book value when it was relinquished in a foreclosure sale on March 13, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 6. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
Tenant receivables consisted of the following:

	September 30, 2020	December 31, 2019
Straight-line rent	$3,880,016	$3,541,238
Tenant rent	933,626	420,959
Tenant reimbursements	1,811,884	1,854,883
Tenant other	333,085	407,684
Total	$6,958,611	$6,224,764
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	September 30, 2020	December 31, 2019
Accounts payable	$533,307	$660,111
Accrued expenses (a)	4,385,071	5,773,214
Accrued distributions	694,554	962,615
Accrued interest payable	647,632	1,690,168
Unearned rent	1,679,277	1,963,896
Lease incentive obligation	5,157	505,157
Total	$7,944,998	$11,555,161
(a)    Includes accrued Merger expenses of $1,570,622 as of December 31, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 7. DEBT
Mortgage Notes Payable, Net
As of September 30, 2020 and December 31, 2019, the Company’s mortgage notes payable consisted of the following:

Collateral	2020 Principal Amount	2019 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreens property (8)(11)	$8,538,000	$6,853,442	3.80%	3.80%	2025-08-01
Six Dollar General properties	3,765,883	3,819,264	4.69%	4.69%	2022-04-01
Dana property	4,488,612	4,551,250	4.56%	4.56%	2023-04-01
Northrop Grumman property	5,556,618	5,666,866	4.40%	4.40%	2021-03-02
exp US Services property	3,338,239	3,385,353	(3)	4.25%	2024-11-17
Harley Davidson property (13)	—	6,748,029	4.25%	4.25%	2024-09-01
Wyndham property (2)	5,634,900	5,716,200	One-month LIBOR + 2.05%	4.34%	2027-06-05
Williams Sonoma property (2)	4,461,300	4,530,600	One-month LIBOR + 2.05%	4.34%	2022-06-05
Omnicare property	4,213,726	4,273,552	4.36%	4.36%	2026-05-01
EMCOR property	2,824,657	2,862,484	4.35%	4.35%	2024-12-01
Husqvarna property	6,379,182	6,379,182	(4)	4.60%	2028-02-20
AvAir property (9)	19,950,000	14,575,000	3.80%	3.80%	2025-08-01
3M property	8,197,500	8,290,000	One-month LIBOR + 2.25%	5.09%	2023-03-29
Cummins property	8,364,300	8,458,600	One-month LIBOR + 2.25%	5.16%	2023-04-04
Former 24 Hour Fitness property (5)(13)	—	6,283,898	One-month LIBOR + 4.30%	4.64%	2049-04-01
Texas Health property	4,382,914	4,400,000	4.00%	4.00%	2024-12-05
Bon Secours property	5,198,071	5,250,000	5.41%	5.41%	2026-09-15
Costco property	18,850,000	18,850,000	4.85%	4.85%	2030-01-01
Taylor Fresh Foods	12,350,000	12,350,000	3.85%	3.85%	2029-11-01
Levins property (6)	2,044,473	2,079,793	One-month LIBOR + 1.93%	3.74%	2021-01-05
Island Pacific Supermarket property (6)(11)	—	1,891,225	One-month LIBOR + 1.93%	3.74%	2033-05-30
Dollar General Bakersfield property (6)	2,283,061	2,324,338	One-month LIBOR + 1.48%	3.38%	2021-03-05
Rite Aid property (6)(11)	—	3,659,338	One-month LIBOR + 1.50%	3.25%	2021-05-05
PMI Preclinical property (6)	4,045,472	4,118,613	One-month LIBOR + 1.48%	3.38%	2021-03-05
EcoThrift property (6)	2,590,233	2,639,237	One-month LIBOR + 1.21%	2.96%	2021-07-05
GSA (MSHA) property (6)	1,763,359	1,796,361	One-month LIBOR + 1.25%	3.13%	2021-08-05
PreK San Antonio property (6)	5,064,184	5,140,343	4.25%	4.25%	2021-12-01
Dinan Cars property (6)(7)(13)	—	2,710,834	2.76%	2.76%	2022-01-05
Solar Turbines, Amec Foster, ITW Rippey properties (6)	9,270,830	9,434,692	3.35%	3.35%	2026-11-01
Dollar General Big Spring property (6)	602,617	611,161	4.50%	4.50%	2022-04-01
Gap property (6)	3,588,893	3,643,166	4.15%	4.15%	2023-08-01
L-3 Communications property (6)	5,211,418	5,284,884	4.69%	4.69%	2022-04-01
Sutter Health property (6)	13,950,432	14,161,776	4.50%	4.50%	2024-03-09
Walgreens property (6)(10)	3,198,668	3,000,000	4.25%	4.25%	2030-07-16
Total mortgage notes payable	180,107,542	195,739,481
Plus unamortized mortgage premium, net (12)	470,411	489,664
Less unamortized deferred financing costs	(1,576,836)	(2,189,938)
Mortgage notes payable, net	$179,001,117	$194,039,207
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of September 30, 2020. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2020, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments).

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
(2)The loans on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the loans, is an event of default under the terms of both loans. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.
(3)The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate is the U.S. Treasury Bill index rate plus 3.25%.
(4)The initial contractual interest rate is 4.60% through February 20, 2023 and then the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% through February 20, 2028.
(5)The interest rate adjusts in the 133rd, 253rd and 313th months. As discussed in Note 4, during the three months ended September 30, 2020, the Company recorded an impairment charge of $5,664,517 related to its investment in the 24 Hour Fitness property in Las Vegas, Nevada due to the substantial impact on fitness centers from the COVID-19 pandemic and the requirement of an indefinite and potentially extended period of store closures and the resulting inability of the tenant to make rent payments. On April 1, 2020, the Company’s special purpose subsidiary initiated negotiations with the lender on the 24 Hour Fitness property regarding the special purpose subsidiary's request for a deferral of mortgage payments until the tenant resumes paying rent. The lender on this property did not agree to provide any substantial mortgage relief to the Company's special purpose subsidiary, but rather agreed to temporarily reduce its $32,000 monthly mortgage payment by $8,000 for four monthly payments from May through August 2020. On June 15, 2020, the Company received written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary. As of September 30, 2020, the 24 Hour Fitness property was classified as held for sale (see Note 4).
(6)The loan was acquired through the Merger on December 31, 2019.
(7)The Company negotiated a lease termination with Dinan Cars effective January 31, 2020 in exchange for a termination payment from Dinan Cars of $783,182 which was used to reduce the principal balance of this mortgage by $650,000 and establish a payment reserve with the remaining $133,182. In connection with the principal prepayment, the Company terminated the related swap agreement on February 4, 2020 at a cost of $47,000 (see Note 8 for further discussion of the swap agreement termination and Note 11 for details on the sale of the property on October 28, 2020).
(8)The mortgage note with original principal of $6,800,000 as of June 30, 2020 with an interest rate of 3.95% was refinanced on August 10, 2020 with a new loan for $8,538,000 with an interest rate of 3.80%, secured only by the Accredo property and which will mature on August 1, 2025.
(9)The mortgage note with original principal of $14,545,000 as of June 30, 2020 with an effective interest rate of 4.84% was refinanced on July 29, 2020 with a new loan for $19,950,000 with an interest rate of 3.80% and will mature on August 1, 2025. In connection with this refinancing, the mortgage note balance for the Walgreens, Stockbridge, GA property was fully repaid.
(10)The mortgage note of $3,000,000 as of June 30, 2020 with an interest rate of 7.50% was refinanced on July 22, 2020 for $3,217,500 with an interest rate of 4.25%, which will mature on July 16, 2030.
(11)The property was sold during the three months ended September 30, 2020.
(12)Represents unamortized net mortgage premium acquired through the Merger.
(13)The September 30, 2020 principal amount is included in mortgage notes payable related to investments held for sale, net (see details below).
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$180,107,542	$179,001,117	$179,676,613	$195,739,481	$194,039,207	$200,535,334

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of fair value.
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 4, the Company classified three properties as real estate held for sale as of September 30, 2020. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of September 30, 2020:

Collateral	September 30, 2020
Harley Davidson property	$6,655,415
24 Hour Fitness property	6,241,355
Dinan Cars property	2,019,168
Total	14,915,938
Plus unamortized mortgage premium	2,307
Less deferred financing costs	(246,875)
Mortgage notes payable, net	$14,671,370
Unsecured Credit Facility, Net
The details of the Company's unsecured credit facility as of September 30, 2020 and December 31, 2019 follow:

	September 30, 2020	December 31, 2019
Unsecured credit facility	$6,000,000	$7,740,000
Less unamortized deferred financing costs	(32,271)	(90,139)
Unsecured credit facility, net	$5,967,729	$7,649,861
On December 19, 2019, the Company, NNN LP, the Operating Partnership, Merger Sub, BrixInvest and modiv, LLC (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Unsecured Credit Facility”) with Pacific Mercantile Bank (“PMB”). The Unsecured Credit Facility is a line of credit for a maximum principal amount of $12,000,000 and as of September 30, 2020 and December 31, 2019, the Unsecured Credit Facility had an outstanding balance of $6,000,000 and $7,740,000, respectively.
On March 13, 2020, the Company amended the Unsecured Credit Facility to extend the maturity date of $6,940,000 of outstanding borrowings under the Unsecured Credit Facility from March 31, 2020 to July 31, 2020, and to extend the maturity date of $3,060,000 of the outstanding borrowings under the Unsecured Credit Facility from May 4, 2020 to August 31, 2020.
On August 13, 2020, the Company amended the Unsecured Credit Facility to extend the maturity date of $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to September 1, 2020 and the maturity date of the remaining $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to October 15, 2021. The Company repaid $6,000,000 of the $12,000,000 then outstanding borrowings under the Unsecured Credit Facility with proceeds generated by property refinancings and asset sales during the three months ended September 30, 2020. Under the August 13, 2020 amendment, there is a moratorium on new borrowings under the Unsecured Credit Facility until the remaining $6,000,000 is fully repaid. The Company paid PMB $25,000 for loan extension and modification fees in connection with the August 13, 2020 amendment.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Once the remaining $6,000,000 of outstanding borrowings under the Unsecured Credit Facility are fully repaid, the Unsecured Credit Facility will again be available to fund the Company’s acquisitions of single-tenant, income producing commercial, office, industrial or retail real estate properties, in an amount of up to 70% of the purchase price of such acquisitions. The Company intends to repay amounts outstanding under the Unsecured Credit Facility from proceeds generated by asset sales and mortgage refinancings on one or more of the properties owned, either directly or indirectly through one or more wholly-owned single member special purpose entities, by the Operating Partnership, along with gross offering proceeds from the sale of shares of the Company’s common stock.
Under the terms of the Unsecured Credit Facility, the Borrowers pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 5.50% per annum. The interest rate was 5.50% and 5.75% as of September 30, 2020 and December 31, 2019, respectively. The current interest rate is 5.50%, which is the minimum rate.
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
Short-term Notes Payable
In connection with the Self-Management Transaction, the Company assumed from BrixInvest its unsecured short-term notes payable (formerly known as “Convertible Promissory Notes”) of $4,800,000 on December 31, 2019. The notes represented private party notes and bore interest at a fixed rate of 8% with all interest and principal due on the maturity date. Except for six notes from one borrower aggregating $1,024,750 for which the maturity date was extended to April 30, 2020, all notes were repaid prior to March 31, 2020. In exchange for the maturity date extension, the Company agreed to pay 2% of the principal and accrued interest, or $24,845, as an extension fee and agreed to an increase in the interest rate from 8% to 10% per annum during the extension period. The maturity date for the $490,000 of the extended short-term notes was subsequently accelerated to April 6, 2020 in exchange for a $10,000 reduction in the extension fee to $14,845 and these notes were repaid on April 6, 2020.
Economic Relief Notes Payable
On April 20, 2020, a subsidiary of the Company entered into a loan agreement and promissory note evidencing an unsecured loan in the aggregate amount of $517,000 made to this subsidiary under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The PPP is administered by the U.S. Small Business Administration (the “SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and the Paycheck Protection Program Flexibility Act of 2020 have extended the time period for loan forgiveness beyond the original eight-week period to 24 weeks, making it possible for the Company's subsidiary to apply for forgiveness of 100% of its PPP loan prior to December 31, 2020. No assurance can be given that the Company's subsidiary will be successful in obtaining forgiveness of the loan in whole or in part.

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
On May 20, 2020, the Company also obtained a $10,000 Economic Injury Disaster Loan (“EIDL”) from the SBA which is expected to be treated as a grant since the Company has decided not to apply for an EIDL, and will therefore reduce the amount of the PPP loan that can be forgiven by $10,000.
Compliance with All Debt Agreements
On March 27, 2020, the Company's conflicts committee and board of directors approved an increase in the Company's maximum leverage from 50% to 55% in order to allow the Company to take advantage of the current low interest rate environment, the relative cost of debt and equity capital, and strategic borrowing advantages potentially available to the Company.
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of September 30, 2020. Due to the COVID-19 pandemic, the lender to the Company's special purpose subsidiary which owns the property in Las Vegas, Nevada formerly leased to 24 Hour Fitness agreed to accept reduced payments on the related secured mortgage for four months commencing May 1, 2020 through August 1, 2020 (see Note 4 and above discussion). The Company remains in compliance with the loan agreement for this property and resumed paying the full amount of monthly principal and interest starting September 1, 2020. As discussed in Note 4, the Las Vegas, Nevada property is held for sale as of September 30, 2020.
The following summarizes the future principal repayments of the Company’s mortgage notes payable, unsecured credit facility and short-term notes payable as of September 30, 2020:

	Mortgage Notes Payable	Unsecured Credit Facility	Short-term Notes Payable (1)	Total
October through December 2020	$589,782	$—	$527,000	$1,116,782
2021	19,665,222	6,000,000	—	25,665,222
2022	20,872,760	—	—	20,872,760
2023	25,642,334	—	—	25,642,334
2024	24,597,822	—	—	24,597,822
2025	30,781,081	—	—	30,781,081
Thereafter	57,958,541	—	—	57,958,541
Total principal	180,107,542	6,000,000	527,000	186,634,542
Plus unamortized mortgage premium, net of unamortized discount	470,411	—	—	470,411
Less deferred financing costs	(1,576,836)	(32,271)	—	(1,609,107)
Net principal	$179,001,117	$5,967,729	$527,000	$185,495,846
(1) The PPP loan is subject to potential forgiveness of up to $517,000 or repayment over an undetermined period of up to 10 years.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Interest Expense
The following is a reconciliation of the components of interest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Mortgage notes payable:
Interest expense	$2,135,624	$1,387,785	$6,471,492	$4,232,943
Amortization of deferred financing costs	435,179	120,932	693,810	500,525
Prepayment penalties	138,373	—	138,373	—
(Gain) loss on interest rate swaps (1)	(179,006)	218,642	1,263,691	1,109,027
Unsecured credit facility:
Interest expense	128,333	—	449,791	110,060
Amortization of deferred financing costs	42,288	11,432	117,624	23,311
Other	31,737	—	61,280	—
Total interest expense	$2,732,528	$1,738,791	$9,196,061	$5,975,866
(1)    Includes unrealized (gain) loss on interest rate swaps of $(272,912) and $221,530 for the three months ended September 30, 2020 and 2019, respectively, and $1,019,840 and $1,095,547 for the nine months ended September 30, 2020 and 2019, respectively (see Note 8). Accrued interest payable of $66,322 and $22,282 as of September 30, 2020 and December 31, 2019, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its limited liability company subsidiaries, entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable and assumed eight additional swap agreements in conjunction with the Merger and terminated three swap agreements during the nine months ended September 30, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020					December 31, 2019
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives (iv)	9	$39,384,598	One-month LIBOR + applicable spread/Fixed at 3.13%-5.16%	3.53%	2.4 years	12	$48,215,139	One-month LIBOR + applicable spread/Fixed at 2.76%-5.16%	3.87%	2.9 years
(i)The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of September 30, 2020 and December 31, 2019 were $37,528,748 and $45,514,229, respectively.
(ii)The reference rate was September 30, 2020.
(iii)The reference rate was December 31, 2019.
(iv)The Company terminated the swap agreement related to the Dinan Cars property mortgage loan on February 4, 2020 at a cost of $47,000 (see Note 7). The Company also terminated the swap agreements related to the Rite Aid property mortgage loan on July 30, 2020 at a cost of $40,700 and Island Pacific property mortgage loan on September 16, 2020 at a cost of $11,500 (see Note 7).

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the condensed consolidated balance sheets:

		September 30, 2020		December 31, 2019
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—	5	$34,567
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	9	$(2,006,997)	7	$(1,021,724)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at September 30, 2020 or December 31, 2019 were designated as hedging instruments; therefore, the net unrealized (gain) loss recognized on interest rate swaps of $(272,912) and $221,530 was recorded as a (decrease) increase in interest expense for the three months ended September 30, 2020 and 2019, respectively, and $1,019,840 and $1,095,547 was recorded as an increase in interest expense for the nine months ended September 30, 2020 and 2019, respectively (see Note 7).
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments or by issuing shares of Class C common stock to them.
For the three months ended September 30, 2020 and 2019, the total amount of fees incurred for board services was $101,250 and $105,000, respectively. For the three months ended September 30, 2020, $18,750 was paid in cash and the value paid by issuing shares of Class C common stock to directors was $101,250 in July 2020 (issued in arrears for second quarter services) and $82,500 for third quarter services on September 30, 2020, for which the Company issued 14,464 and 11,786 shares, respectively. During the three months ended September 30, 2019, the value paid by issuing shares of Class C common stock was $105,000 for which the Company issued 10,334 shares for the second quarter services, including service on a special committee. For the nine months ended September 30, 2020 and 2019, the total amount of fees incurred for board services was $305,833 and $281,667, respectively, and the value paid during the periods by issuing shares of Class C common stock was $255,833 and $210,000, respectively, for which the Company issued 33,066 and 20,669 shares, respectively.
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
During the three and nine months ended September 30, 2020 and 2019, no business transactions occurred between the Company and BRIX REIT other than minor expenses advanced and, during the three and nine months ended September 30, 2019, no business transactions occurred between the Company and REIT I, other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I before the Merger, as described in Note 5.
On March 2, 2020, the Company borrowed a total of $4,000,000, secured by mortgages on its two Chevron properties, from the Company's Chairman, Mr. Wirta. The Company's conflicts committee approved the terms of these mortgages which bore interest at an annual rate of 8% and were scheduled to mature on June 2, 2020. On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms, along with an option for a further extension to November 30, 2020 at the Company’s election prior to August 18, 2020, which the Company elected not to exercise. On July 31, 2020 and August 28, 2020, the mortgages secured by the Chevron San Jose, CA property and Chevron Roseville, CA property, each for $2,000,000, were repaid along with all related accrued interest.
There were no related party costs, including those incurred pursuant to the Advisory Agreement, for the three and nine months ended September 30, 2020 and no related party receivable and payable as of September 30, 2020. Summarized below are

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
the related party costs incurred by the Company for the three and nine months ended September 30, 2019 and related party receivable and payable as of December 31, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019		December 31, 2019
	Incurred	Incurred	Receivable	Payable
Expensed:
Asset management fees (1)	$680,349	$2,040,386	$—	$—
Operating expense reimbursements	132,000	396,000	—	—
Fees to affiliates	812,349	2,436,386
Property management fees*	56,122	168,194	—	—
Directors and officers insurance and other reimbursements**	64,433	198,108	—	—
Expense reimbursements from Former Sponsor (2)	(96,104)	(332,336)	—	—
Capitalized:
Acquisition fees	5,459	5,459	—	—
Financing coordination fees	—	63,500	—	—
Reimbursable organizational and offering expenses (3)	307,217	1,207,080	—	—
Other:
Due from BRIX REIT (4)	—	—	1,378	—
Due from TIC	—	—	954	—
Notes due to Chairman of the Board	—	—	—	630,820
			$2,332	$630,820
*Property management fees are classified within property operating expenses on the condensed consolidated statements of operations.
**    Directors and officers insurance and other reimbursements are classified within general and administrative expenses on the condensed consolidated statements of operations.
(1)To the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Former Advisor was deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the three and nine months ended September 30, 2019, the Former Advisor did not waive any of the asset management fees. In addition to amounts presented in this table, the Company also incurred asset management fees to the Former Advisor of $47,977 and $143,930 related to the TIC Interest during the three and nine months ended September 30, 2019, respectively, which amounts were reflected as reductions of income recognized from investments in unconsolidated entities (see Note 5).
(2)Includes payroll costs related to Company employees that answered questions from prospective stockholders. See “Investor Relations Payroll Expense Reimbursement from Former Sponsor” below. The Former Sponsor agreed to reimburse the Company for these investor relations compensation costs which the Former Sponsor considered to be offering expenses in accordance with the Advisory Agreement which was terminated effective September 30, 2019. The expense reimbursements from the Former Sponsor for the three and nine months ended September 30, 2019 also included a refund of $0 and $40,915 of employment related legal fees, respectively, which the Former Sponsor agreed to reimburse the Company.
(3)As of September 30, 2019, the Former Sponsor had incurred $9,189,209 of organizational and offering costs on behalf of the Company. However, the Company was only obligated to reimburse the Former Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.
(4)The receivables represent incidental expenses advanced to BRIX REIT, which included unpaid asset management fees of $242,299 as of December 31, 2019 due from BRIX REIT, which were fully reserved and the Company agreed to waive in May 2020 given the impact of the COVID-19 pandemic on BRIX REIT.

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
The Former Sponsor and its affiliates were responsible for any organizational and offering expenses to the extent they exceeded 3% of gross offering proceeds through September 30, 2019. Through September 30, 2019, the Former Sponsor had incurred organizational and offering expenses in excess of 3% of the gross offering proceeds received by the Company. Through September 30, 2019, the Company reimbursed the Former Sponsor $5,429,105 in organization and offering costs, which was the Company's maximum liability for organization and offering costs.
Investor Relations Payroll Expense Reimbursement from Former Sponsor
The Company employs investor relations personnel to answer inquiries from potential and existing investors regarding the Company and/or its Registered Offerings. The payroll expenses associated with the investor relations personnel were reimbursed by the Former Sponsor through September 30, 2019. The Former Sponsor considered these payroll expenses to be offering expenses. The amount of payroll expenses reimbursements from the Former Sponsor for the three and nine months ended September 30, 2019 was $96,104 and $373,251, respectively, which was partially offset by a refund of employment related legal costs of $0 and $40,915, respectively.
Acquisition Fees
The Company paid the Former Advisor an amount equal to 3% of the contract purchase price of the Company’s properties plus additions to real estate investments as acquisition fees. The total of all acquisition fees and acquisition expenses was required to be reasonable and not to exceed 6% of the contract price of the property. However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction had the authority to approve fees in excess of these limits if they determined the transaction to be commercially competitive, fair and reasonable to the Company. Acqusition fees incurred were $5,459 during the three and nine months ended September 30, 2019.
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
Additionally, to the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Former Advisor was deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that was up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred during the three and nine months ended September 30, 2019 was $680,349 and $2,040,386, respectively, of which none was waived.
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

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
There were no financing coordination fees during the three months ended September 30, 2019 as there were no loans obtained during the quarter but the Company incurred and paid $63,500 of financing coordination fees related to a single loan during the nine months ended September 30, 2019.
Property Management Fees
If the Former Advisor or any of its affiliates provided a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company paid the Former Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also reimbursed the Former Advisor and any of its affiliates for property-level expenses that such tenant paid or incurred to the Company, including salaries, bonuses and benefits of persons employed by the Former Advisor, except for the salaries, bonuses and benefits of persons who also served as one of the Company’s executive officers. The Former Advisor or its affiliate were entitled to subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracted for these services. The Former Advisor provided property management services for 10 properties in the Company's portfolio during the three and nine months ended September 30, 2019. The Company incurred and paid $56,122 and $168,194 of property management fees during the three and nine months ended September 30, 2019, respectively.
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company was to pay the Former Advisor or one of its affiliates 3% of the contract sales price, as defined in the Advisory Agreement, of each property sold; provided, however, that if, in connection with such disposition, commissions were paid to third parties unaffiliated with the Former Advisor or its affiliates, the disposition fees paid to the Former Advisor, the Former Sponsor, their affiliates and unaffiliated third parties could not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the three and nine months ended September 30, 2019.
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
(i)30% of the product of (a) the difference of (x) the Preliminary NAV per share minus (y) the Highest Prior NAV per share, multiplied by (b) the number of shares outstanding as of December 31 of the relevant annual period, but only if this resulted in a positive number, plus
(ii)30% of the product of: (a) the amount by which aggregate distributions to stockholders during the annual period, excluding return of capital distributions, divided by the weighted average number of shares outstanding for the annual period, exceeded the Preferred Return, multiplied by (b) the weighted average number of shares outstanding for the annual period calculated on a monthly basis.
The Company calculated a subordinated participation fee of $839,050, which was accrued as of December 31, 2018 and paid in cash during the three months ended March 31, 2019. On August 9, 2019, the Advisory Agreement was amended to eliminate the Subordinated Participation Fee.
Leasing Commission Fees
If a property or properties of the Company became unleased and the Former Advisor or any of its affiliates provided a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company paid the Former Advisor or such affiliate leasing commissions equal to 6% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease was less than ten years, such commission percentage was applied to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) accrued a commission of 3% in lieu of the aforementioned 6% commission. There were no leasing commission fees incurred during the three and nine months ended September 30, 2019.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Other Operating Expense Reimbursements
Under the Company's charter, prior to December 31, 2019, total operating expenses of the Company were limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If the Company exceeded the 2%/25% Limitation, the Former Advisor was required to reimburse the Company the amount by which the aggregate total operating expenses exceeded the limitation, or the Company was required to obtain a waiver from the Company's conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” meant the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” meant all expenses paid or incurred by the Company, as determined by GAAP, that were in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses related to potential investments that the Company did not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property. The total reimbursable operating expenses incurred were $132,000 and $396,000 during the three and nine months ended September 30, 2019, respectively. The Company was in compliance with the 2%/25% Limitation for operating expenses for the four fiscal quarters ended September 30, 2019.
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
Related Party Transactions with Unconsolidated Entities
The Company’s portion of asset management fees paid to the Former Advisor relating to the TIC Interest for the three and nine months ended September 30, 2019 was $47,977 and $143,930, respectively. The advisory agreement with the entity that owns the TIC Interest property was assigned to the Company's taxable REIT subsidiary following the Self-Management Transaction and the Company earns a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a fee of $65,993 for the three months ended September 30, 2020, of which the Company's portion was $47,984, and a fee of $197,979 for the nine months ended September 30, 2020, of which the Company's portion was $143,951.
The Company’s portion of asset management fees paid to the Former Advisor relating to REIT I for the three and nine months ended September 30, 2019 was $9,483 and $29,606, respectively.
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
Tenant Improvements
Pursuant to lease agreements, as of September 30, 2020 and December 31, 2019, the Company had obligations to pay $60,598 and $98,329, respectively, for on-site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara, California TIC Interest. As of both September 30, 2020 and December 31, 2019, the Company had $92,684 of restricted cash held to fund other tenant improvements.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Operating Lease
As a result of the Self-Management Transaction, on December 31, 2019, a subsidiary of the Company assumed the operating lease of the corporate office in Costa Mesa, California from BrixInvest. The office lease had a remaining term of four years, ending on June 30, 2024. During the second quarter of 2020, the Company's subsidiary re-evaluated its physical office space requirement given the effect of the COVID-19 pandemic, commenced negotiations with the landlord in May 2020 and vacated the premises to the landlord on June 1, 2020. Effective October 29, 2020, the Company’s subsidiary entered into a lease amendment for early termination of the lease in exchange for a lease termination fee of $1,350,000 and as such the Company derecognized the right of use asset and the corresponding lease liability as of September 30, 2020. The termination fee was paid by the Company's subsidiary releasing its $135,544 security deposit and the Company's cash payment of $1,214,456. As a result of this transaction, the operating lease liability of $2,087,713 and the amount of accrued but unpaid lease payments of $242,216 which were previously included in accounts payable, accrued and other liabilities were partially offset by the elimination of the right of use asset of $2,019,577 and the release of the security deposit, resulting in a lease termination expense of $1,175,192 included in other expense for the three and nine months ended September 30, 2020.
Because the rate implicit in the subsidiary's lease was not readily determinable, the Company used an incremental borrowing rate to account for the lease as of December 31, 2019. In determining the Company's incremental borrowing rate for the lease, the Company considered the rate on its unsecured borrowings, observable risk-free interest rates and credit spreads correlating to the Company's creditworthiness and the term of the subsidiary's lease agreement. The discount rate used was 5.75%.
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
During the period July 2020 to October 2020, the Company received share repurchase requests and repurchased shares as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
July 2020	$8,359,586	August 5, 2020	$995,028
August 2020	$8,002,288	September 3, 2020	$1,420,636
September 2020	$6,747,834	October 5, 2020	$1,393,275
October 2020	$5,907,195	November 4, 2020	$1,537,198
(1) Included Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than three years.

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
On September 18, 2019, a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles (the “State Court Action”), against the Former Advisor by “John Doe,” a fictitiously-named individual who was one of the Former Advisor's former employees. The Former Advisor understands that the plaintiff was its former Chief Digital Officer, who along with six other employees was subject to a reduction in force, communicated to all in advance, that was a result of financial constraints of the Former Advisor which necessitated the elimination of numerous job positions in May 2019. In the lawsuit, the former employee claims he was terminated in retaliation for his purported whistleblowing with respect to alleged misleading statements made by the Former Advisor and fraudulently induced arbitration requirements applicable to employees and investors. The complaint seeks to enjoin and rescind the enforcement of the arbitration agreement signed by the former employee and the arbitration requirements related to this complaint. In September 2020, the State Court Action was removed to the United States District Court, Central District of California. The Company is not a party to the lawsuit. The Former Advisor has denied all the accusations and allegations in the complaint and the Former Advisor intends to vigorously defend against the claims made by the plaintiff.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the condensed consolidated financial statements are issued. Significant subsequent events are described below:
Offering Status
Through October 31, 2020, the Company had sold 19,727,497 shares of Class C common stock in the Registered Offerings, for aggregate gross offering proceeds of $196,433,674, which included 2,262,304 shares of Class C common stock sold under its distribution reinvestment plan for gross proceeds of $21,556,543. Through October 31, 2020, the Company had sold 190,616 shares of Class S common stock in the Class S Offering, for aggregate gross offering proceeds of $1,928,448, which included 5,652 shares of Class S common stock sold under its distribution reinvestment plan for gross proceeds of $51,284.
Distributions
The Company paid the September 2020 distribution of $688,630 on October 26, 2020, based on the daily distribution rate of $0.00095890 per share per day of Class C and Class S common stock, which reflects an annualized distribution rate of $0.35 per share or 5.0% per share based on the Company's estimated NAV per share of $7.00 (unaudited). The Company generally pays distributions on the 25th day following the end of each month, or the next business day if the 25th day falls on a weekend or holiday.
Redeemable Common Stock
Subsequent to September 30, 2020, the Company redeemed 419,929 shares of Class C common stock for $2,926,160 and 616 shares of Class S common stock for $4,313.

RW HOLDINGS NNN REIT, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Sale of Real Estate Investment
On October 28, 2020, the Company completed the sale of its Morgan Hill, CA industrial property which was leased to Dinan Cars for $6,100,000, which generated net proceeds of $3,811,580 after repayment of the existing mortgage, commissions and closing costs.
Operating Lease
Effective October 29, 2020, the Company’s subsidiary entered into a lease amendment for early termination of the lease of its former corporate office in Costa Mesa, California in exchange for a lease termination fee of $1,350,000 which was paid by release of the subsidiary’s $135,544 security deposit and the Company's cash payment of $1,214,456 (see Note 10 for further details).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2020, and our Quarterly Reports for the three months ended March 31, 2020 and June 30, 2020 filed with the SEC on June 24, 2020 and August 14, 2020, respectively. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward-Looking Statements” above.
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

We were externally managed by our former advisor, Rich Uncles NNN REIT Operator, LLC (the “Former Advisor”), a Delaware limited liability company, pursuant to the Second Amended and Restated Advisory Agreement dated August 11, 2017, as amended (the “Advisory Agreement”), through December 31, 2019. The Former Advisor was wholly-owned by our former sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC) (“BrixInvest” or the “Former Sponsor”), a Delaware limited liability company whose members included Messrs. Halfacre and Wirta.
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
We expect to use substantially all of the net proceeds from the Offerings to acquire and manage a portfolio of real estate investments. While our current focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Although we have no plans at this time to change any of our investment objectives and policies, our board of directors may change any and all such investment objectives and policies, including our focus on single tenant commercial properties, if it believes such changes are in the best interests of our stockholders.
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

Impact of the COVID-19 Pandemic
Due to the current COVID-19 pandemic in the United States and globally, our tenants and operating partners, property locations and the economy as a whole are severely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. The U.S. and global economies entered into a recession during the first quarter of 2020. Weakness in the U.S. and global economies continues, the severity and duration of which are unpredictable but expected to be significant as evidenced by approximately 12.6 million U.S. workers unemployed as of September 30, 2020. The prolonged duration and impact of the COVID-19 pandemic continues to disrupt our business operations and impact our financial performance. Several tenants have requested rent abatements and one tenant (24 Hour Fitness) has not paid rent since March 2020 and has provided formal notice that it has rejected the lease through its Chapter 11 bankruptcy proceeding and the premises were surrendered to our subsidiary. We have collected approximately 95% of rents due during the third quarter of 2020 and for the month of October 2020; however, there can be no assurance that this rate of collections will continue. In certain cases, we have negotiated with tenants and lenders regarding the deferral or resumption of rent payments and the partial deferral of mortgage payments, as appropriate, and further negotiations may occur.

During the second quarter of 2020, our subsidiary re-evaluated its physical office space requirement given the effect of the COVID-19 pandemic, commenced negotiations with the landlord in May 2020 and vacated the premises to the landlord on June 1, 2020. Effective October 29, 2020, our subsidiary entered into an agreement with the landlord for early termination of the lease in exchange for a lease termination fee of $1,350,000. The termination fee was paid by our subsidiary releasing its $135,544 security deposit and we made a cash payment of $1,214,456. As a result of this transaction, we recorded a lease termination expense of $1,175,192 (which was net of previously accrued rent expense) in other expense for the three and nine months ended September 30, 2020.
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
In connection with our plan to update the estimated NAV per share, the board of directors approved the temporary suspension of the primary offerings of our shares of Class C common stock and Class S common stock, effective as of the close of business on May 7, 2020. On May 29, 2020, our board of directors approved and directed the resumption of the primary offerings effective June 1, 2020. The purchase price per share in the primary portion of the offering of our Class C common stock was decreased from $10.27 to $7.00, and the purchase price per share in the primary portion of the offering of our Class S common stock was also decreased to $7.00 plus the amount of any applicable upfront commissions and fees.
The Company
We are a publicly registered, non-exchange traded company. We believe we are qualified to operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of distributions to our stockholders.
Our primary business consists of acquiring, financing and owning single-tenant retail, office and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of September 30, 2020, our real estate investment portfolio, excluding real estate investments held for sale, consisted of (i) 39 properties (including 17 operating properties acquired in connection with the Merger on December 31, 2019) located in 14 states consisting of 14 retail properties, 14 office properties and 11 industrial properties, (ii) one parcel of land, which serves as an easement to one of our operating properties, and (iii) a 72.7% undivided tenant-in-common interest (the “TIC Interest”) in an office property in Santa Clara, CA interest as discussed in Note 5 to our unaudited condensed consolidated financial statements. The net book value of these investments at September 30, 2020 was $356,512,884. We also owned three properties held for sale (including one property acquired in the Merger) with a net book value of $23,033,118 as of September 30, 2020.

With respect to our diversified portfolio of 39 operating properties as of September 30, 2020:
•14 properties are retail properties which represent an approximate 12% of the portfolio, 14 properties are office properties which represent an approximate 50% of the portfolio, and 11 properties are industrial properties which represent an approximate 38% of the portfolio (expressed as a percentage of annualized net operating income);
•Occupancy rate of 94%;
•Leased to 33 different commercial tenants doing business in 14 separate industries;
•Located in 14 states;
•Approximately 2,171,191 square feet of aggregate leasable space;
•An average leasable space per property of approximately 51,000 square feet; approximately 16,000 square feet per retail property, approximately 57,000 square feet per office property, and approximately 118,000 square feet per industrial property; and
•Outstanding mortgage note payable balance of $180,107,542.
As of September 30, 2020, all 39 operating properties in our portfolio are single-tenant properties and all 39 properties were leased, with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 5.6 years.
As of September 30, 2020, we also held an approximate 72.7% TIC Interest in a a 91,740 square feet property located in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of our board of directors in December 2019.
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
Liquidity and Capital Resources
Liquidity
Our proceeds from shares sold in the Offerings have been, and will continue to be, primarily used to invest in real estate investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments. We also expect to use a portion of the proceeds of the Offerings for payment of principal on our outstanding indebtedness; for payment of capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; to provide liquidity to our stockholders pursuant to our share repurchase programs; and general corporate purposes.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 300% of our net assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such increase; however, historically we have limited borrowings to 50% of the value of our tangible assets unless any excess borrowing is approved by a majority of the conflicts committee of our board of directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. On March 27, 2020, our conflicts committee and board of directors approved an increase in our maximum leverage from 50% to 55% in order to allow us to take advantage of the current low interest rate environment, the relative cost of debt and equity capital and strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate value of our tangible assets. We may exceed this limit only if any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. As of September 30, 2020, our leverage ratio was 48%.
We may borrow amounts from our affiliates including directors and executive officers if such loan is approved by a majority of our directors, including a majority of our conflicts committee, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances. Any such loan will be included in determining whether we have complied with the borrowing limit in our charter. On March 2, 2020, we borrowed a total of $4,000,000, secured by mortgages on our two Chevron properties, from our Chairman, Mr. Wirta (see Notes 7 and 9 to our unaudited condensed consolidated financial statements). Our conflicts committee approved the terms of these mortgages, which bore interest at an annual rate of 8% and were scheduled to mature on June 2, 2020. On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms, along with an option for a further extension to November 30, 2020 at our election prior to August 18, 2020, which we elected not to exercise. On July 31, 2020 and August 28, 2020, the mortgages secured by the Chevron San Jose, CA property and Chevron Roseville, CA property, each for $2,000,000, were repaid along with all related accrued interest with a portion of the proceeds from the refinancing of the AvAir Chandler, Arizona property and sale of the Walgreens Stockbridge, Georgia property.
Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.
As of September 30, 2020, the outstanding face value of our mortgage notes payable on our operating properties and the unsecured credit facility were $180,107,542 and $6,000,000, respectively. On August 13, 2020, we amended the unsecured credit facility to extend the maturity date of $6,000,000 of outstanding borrowings under the unsecured credit facility to September 1, 2020 and the maturity date of the remaining $6,000,000 of outstanding borrowings under the unsecured credit facility to October 15, 2021. As of September 30, 2020, our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $9,975,781, which is not included in our condensed consolidated balance sheets.
Pursuant to the Self-Management Transaction, we assumed short-term notes aggregating $4,800,000 with maturity dates during the first quarter of 2020. On March 4, 2020, the repayment schedule for $1,024,750 of these short-term notes was extended from March 9, 2020 to April 30, 2020 in exchange for payment of an extension fee of 2% of the outstanding principal and accrued interest, or $24,845, and an increase in the interest rate from 8% to 10% per annum for the period of the extension. The maturity date for $490,000 of the extended short-term notes was subsequently accelerated to April 6, 2020 in exchange for a $10,000 reduction of the extension fee to $14,845. The remainder of these short-term notes was fully repaid on March 9, 2020 and the extended short-term notes were fully repaid on April 30, 2020.
Sale of Real Estate Investments and Refinancing Transactions
During the three months ended September 30, 2020, we sold the following real estate investments:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sales Price	Net Proceeds After Debt Repayment
Rite Aid	Lake Elsinore, CA	8/3/2020	Retail	70,960	$7,250,000	$3,299,016
Walgreens (1)	Stockbridge, GA	8/27/2020	Retail	15,120	5,538,462	5,296,356
Island Pacific	Elk Grove, CA	9/16/2020	Retail	27,296	3,155,000	1,124,016
				113,376	$15,943,462	$9,719,388
(1) The mortgage for this property was previously repaid on August 10, 2020 in connection with the refinancing of the Accredo property as discussed below and in Note 7 to our unaudited condensed consolidated financial statements.
Subsequent to September 30, 2020, on October 28, 2020, we completed the sale of our Morgan Hill, CA industrial property which was previously leased to Dinan Cars for $6,100,000, which generated net proceeds of $3,811,580 after repayment of the existing mortgage, commissions and closing costs.
In addition, two additional properties (the Las Vegas property formerly leased to 24 Hour Fitness and the Bedford, TX property leased to Harley Davidson) are held for sale as of September 30, 2020 and we are working to complete sales for these properties during the fourth quarter of 2020 and early 2021, respectively.

In July and August 2020, we refinanced the following mortgage notes.

	June 30, 2020	New
Properties	Principal Amount	Principal Amount	Prior Interest Rate	New Interest Rate	Prior Maturity Date	New Maturity Date
Accredo/Walgreens properties	$6,779,786	$8,538,000	3.95%	3.80%	2021-07-01	2025-08-01
AvAir property	14,539,619	19,950,000	4.84%	3.80%	2028-03-27	2025-08-01
Walgreens property	3,000,000	3,217,500	7.50%	4.25%	2020-08-06	2030-07-16
As a result of the refinancings above, we generated total net proceeds of $6,904,178, a portion of which was used to repay a $2,000,000 mortgage note on one of our Chevron properties discussed above. We used the balance of these proceeds to repay a portion of our $6,000,000 in outstanding borrowings under the Unsecured Credit Facility which was due by September 1, 2020 as described above.
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
Effect of the COVID-19 Pandemic on Our Capital Resources
Our tenants and operating partners, property locations and the economy as a whole are severely impacted by the current COVID-19 pandemic in the United States and globally. The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, our cash flows and our future results of operations will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. The U.S. and global economies entered into a recession during the first quarter of 2020. While the U.S. economy experienced a significant quarter over quarter increase in gross domestic product (“GDP”) during the third quarter of 2020, GDP was still below GDP for the third quarter of 2019. Weakness in the U.S. and global economies continues, the severity and duration of which are unpredictable but expected to be significant, particularly given the rising number of COVID-19 cases reported in the U.S. and the world. The prolonged duration and impact of the COVID-19 pandemic could continue to disrupt our business operations and impact our financial performance. Several tenants have requested rent abatements and one tenant (24 Hour Fitness) has not paid rent since March 2020 and provided formal notice that it has rejected the lease in connection with its Chapter 11 bankruptcy proceeding and the premises were surrendered to our subsidiary as further described below. We have collected approximately 95% of rents due during the third quarter of 2020 and for the month of October 2020; however, there can be no assurance that this rate of collections will continue. In certain cases, we have negotiated with tenants and lenders regarding the deferral or resumption of rent payments and the partial deferral of mortgage payments, as appropriate and further negotiations may occur.
As noted above, one of our existing properties, a 45,000-square-foot gym located in Las Vegas, Nevada, was formerly leased to 24 Hour Fitness. This property was purchased by our subsidiary approximately two years ago for $12,658,311 and secures a $6,241,355 mortgage as of September 30, 2020 which includes a mortgage repayment guarantee for 50% of the balance outstanding, or $3,120,678 as of September 30, 2020. In early 2018, before we purchased the property, 24 Hour Fitness negotiated a 12-year lease extension. The lease had just under 10 years of term remaining prior to being rejected by 24 Hour Fitness in connection with its bankruptcy proceeding.

From the date of purchase until March 2020, we were collecting approximately $76,000 per month in rent from 24 Hour Fitness. At the end of March 2020, 24 Hour Fitness sent us written notice stating that it would not be paying rent due to government-mandated shutdowns as a result of the COVID-19 pandemic. During the first quarter of 2020, 24 Hour Fitness engaged a third-party restructuring agent to handle negotiations with landlords and creditors, and our subsidiary began active negotiations with this restructuring agent in hopes that we might be able to retain 24 Hour Fitness as our tenant. However, on June 15, 2020, our subsidiary received written notice that the lease was formally rejected through 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to our subsidiary. Furthermore, the lender on this property did not agree to provide any substantial mortgage relief to us, but rather agreed to only temporarily reduce our $32,000 monthly mortgage payment by $8,000 for four monthly payments from May through August 2020.
On September 17, 2020 our special purpose subsidiary entered into a purchase and sale agreement to sell the property formerly leased to 24 Hour Fitness, subject to a number of contingencies including lender approval of the buyer’s assumption of the existing mortgage. There can be no assurances that all of the contingencies will be satisfied or that the transaction will close. If our special purpose subsidiary cannot complete this transaction, then it would consider allowing the lender to foreclose on, and take possession of, the property. The estimated liability of $3,120,678 under a loan guarantee related to the secured mortgage was accrued and included in liabilities related to real estate investments held for sale on the condensed consolidated balance sheet as of September 30, 2020.
The COVID-19 pandemic has also severely impacted our ability to raise capital through our Offerings. From January 2, 2020 through October 31, 2020, we raised approximately $16,200,000 through our Offerings, including our distribution reinvestment plans, a 57% decrease compared with approximately $40,200,000 raised during the first ten months of 2019. In addition, share repurchases increased from approximately $12,146,000 during the ten months of 2019 to approximately $14,547,000 in the first ten months of 2020, and we were unable to repurchase an additional approximately $4,363,000 in repurchase requests received during October 2020.
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
Cash Flow Summary
The following table summarizes our cash flow activity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$3,811,648	$4,563,195
Net cash provided by (used in) investing activities	$13,207,680	$(6,480,653)
Net cash (used in) provided by financing activities	$(14,945,552)	$5,454,232
Cash Flows from Operating Activities
For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $3,811,648 and $4,563,195, respectively.
The cash provided by operating activities during the nine months ended September 30, 2020 primarily reflects adjustments to our net loss of $52,097,300 for distributions from investment in unconsolidated entity of $542,140; non-cash charges for impairment of goodwill, intangible assets and impairment of real estate investment property aggregating $44,078,928 due to the COVID-19 pandemic; and net other non-cash charges of $11,820,920 related to depreciation and amortization, unrealized loss on interest rate swap valuation, stock compensation expense, amortization of deferred financing costs and above-market leases, partially offset by amortization of deferred rents, amortization of below-market leases, gain on sale of real estate investments and undistributed income from investment in an unconsolidated entity. In addition, the net non-cash charges were partially offset by a net use of cash due to changes in operating assets and liabilities of $533,040 during the nine months ended September 30, 2020 primarily due to increases in tenant receivables and prepaid and other assets and decrease in due to affiliates, offset in part by an increase in accounts payable, accrued and other liabilities.

The cash provided by operating activities during the nine months ended September 30, 2019 primarily reflects adjustments to our net loss of $2,973,765 for distributions from investment in unconsolidated entities of $716,215 and net non-cash charges of $7,669,593 related to depreciation and amortization, unrealized loss on interest rate swap valuation, amortization of deferred financing costs and stock compensation expense, partially offset by amortization of deferred rents, amortization of below-market lease intangibles and income from investments in unconsolidated entities. In addition, the net non-cash charges were partially offset by a net use of cash due to changes in operating assets and liabilities of $848,848 during the nine months ended September 30, 2019 primarily due to increases in tenant receivables, prepaid and other assets and a decrease in due to affiliates, partially offset by an increase in accounts payable, accrued and other liabilities.
We continue to expect that our cash flows from operating activities will be positive in the next twelve months as a result of a full year of operations for the properties which we acquired during 2019; however, there can be no assurance that this expectation will be realized given the uncertain impacts of the COVID-19 pandemic on our tenants and our operating results.
Cash Flows from Investing Activities
Net cash provided by investing activities was $13,207,680 for the nine months ended September 30, 2020 and consisted primarily of the following:
• $15,364,073 for proceeds from sale of real estate investments, partially offset by
•$600,291 for additions to existing real estate properties, including transaction costs for assets acquired in the Merger;
•$566,102 for additions to intangible assets; and
•$990,000 for additions to lease incentives.
Net cash used in investing activities was $6,480,653 for the nine months ended September 30, 2019 and consisted primarily of the following:
•$3,387,699 payment of an obligation related to a previously recorded tenant improvement;
•$1,005,523 of costs related to pending acquisitions including the then-pending Merger;
•$2,000,000 for a refundable real estate purchase deposit; and
•$181,972 of additions to existing real estate investments; partially offset by
•$100,000 of refund of a real estate purchase deposit.
Cash Flows from Financing Activities
Net cash used in financing activities was $14,945,552 for the nine months ended September 30, 2020 and consisted of the following:
•$10,378,762 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $979,832;
•$35,705,500 of proceeds from mortgage notes payable; partially offset by principal payments of $36,421,500 and deferred financing cost payments of $389,662 to third parties;
•$527,000 of proceeds from economic relief notes payable, more than offset by full repayments of principal of $4,800,000 on short-term notes payable; and
•$4,260,000 of proceeds from borrowings on our unsecured credit facility; these proceeds were more than offset by $13,154,123 used for repurchases of shares under the share repurchase plan and $4,071,697 of distributions paid to common stockholders.
Net cash provided by financing activities was $5,454,232 for the nine months ended September 30, 2019 and consisted primarily of the following:
•$34,559,949 of proceeds from issuance of common stock and investor deposits, partially offset by payments for offering costs and commissions of $1,207,562; and
•$6,350,000 of proceeds from mortgage notes payable, more than offset by principal payments of $14,557,433 and deferred financing cost payments of $175,311 to third parties and $63,500 to an affiliate; and
•$4,869,000 of proceeds from borrowings on our unsecured credit facility, more than offset by payments on our former unsecured credit facility of $13,869,000; these proceeds were also more than offset by $8,379,336 used for repurchases of shares under the share repurchase plan and $1,901,575 of distributions paid to stockholders.

Results of Operations
As of September 30, 2020, we owned (i) 39 operating properties, including 17 operating properties which we acquired through the Merger with REIT I on December 31, 2019 and one property acquired on October 24, 2019, (ii) one parcel of land, which currently serves as an easement to one of our office properties, and (iii) an approximate 72.7% TIC Interest. We did not acquire any operating properties during the first nine months of 2020 or 2019. We sold three properties during the third quarter of 2020 and have classified three properties as held for sale as of September 30, 2020. The operating results of the three properties that were classified in the ordinary course of business as held for sale are included in our continuing results of operations.
We expect that rental income, tenant reimbursements, depreciation and amortization expense, and interest expense will all increase in the remainder of 2020 as compared with 2019 as a result of the December 31, 2019 acquisitions discussed above, partially offset by results from properties sold. Our results of operations for the three and nine months ended September 30, 2020 may not be indicative of those expected in future periods. However, due to the current COVID-19 pandemic in the United States and globally, our tenants and operating partners continue to be impacted. The impact of the COVID-19 pandemic on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, the success of action taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.
Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019
Rental Income
Rental income, including tenant reimbursements, for the three months ended September 30, 2020 and 2019 was $9,557,191 and $6,125,957, respectively. The significant increase of $3,431,234, or 56%, quarter-over-quarter primarily reflects rental income from the 20 operating properties acquired through the Merger with REIT I on December 31, 2019 (see Note 4 to our unaudited condensed consolidated financial statements regarding the sale of three properties during the current year quarter, as well as one tenant which filed for bankruptcy during the second quarter of 2020) and one additional operating property acquired in October 2019. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of September 30, 2020 was $26,625,527 excluding annualized base rental income for real estate properties held for sale.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliates, were $0 and $812,349, respectively, for the three months ended September 30, 2020 and 2019 for our investments in operating properties. The fee was equal to 0.1% of the total investment value of our properties on a monthly basis through December 31, 2019, when the Advisory Agreement was terminated in connection with the Self-Management Transaction. The fees for the three months ended September 30, 2019 correspond to the 24 operating properties owned during that quarter. In addition, we incurred asset management fees to the Former Advisor of $47,977 related to our approximate 72.7% TIC Interest during the three months ended September 30, 2019, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities. The Advisory Agreement with the entities that own the TIC Interest property was assigned to our taxable REIT subsidiary following the Self-Management Transaction and we earn a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a management fee of $65,993 for the three months ended September 30, 2020, of which our portion of expense relating to the TIC Interest was $47,984.
General and Administrative
General and administrative expenses were $2,522,719 and $918,636 for the three months ended September 30, 2020 and 2019, respectively. The significant increase of $1,604,083, or 175%, quarter-over-quarter primarily reflects the costs of self-management of all 39 operating properties owned and three properties held for sale during the current year quarter, including personnel, occupancy and technology services costs, compared with the costs of the Advisory Agreement for the 24 operating properties owned during the prior year quarter, along with increases in directors and officers insurance, and post-closing accounting fees related to the Self-Management Transaction.

Depreciation and Amortization
Depreciation and amortization expense was $4,304,470 and $2,393,725 for the three months ended September 30, 2020 and 2019, respectively. The purchase price of properties acquired, including properties acquired in the Merger, is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase of $1,910,745, or 80%, quarter-over-quarter primarily reflects the expenses of all 39 operating properties owned and three properties held for sale during the current year quarter, including 17 of the 20 operating properties acquired on December 31, 2019 in the Merger, and the amortization of intangibles primarily acquired in the Self-Management Transaction of $458,371, as compared with expenses for the 24 operating properties owned during the prior year quarter.
Interest Expense
Interest expense was $2,732,528 and $1,738,791 for the three months ended September 30, 2020 and 2019, respectively (see Note 7 to our unaudited condensed consolidated financial statements for the detail of the components of interest expense). The significant increase of $993,737, or 57%, quarter-over-quarter was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $116,974,000 during the third quarter of 2019 to approximately $196,378,000 during the third quarter of 2020. Average unsecured credit facility borrowings were approximately $9,065,000 during the third quarter of 2020 compared to zero unsecured credit facility borrowings during the third quarter of 2019.
Property Expenses
Property expenses were $1,677,055 and $1,362,661 for the three months ended September 30, 2020 and 2019, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase of $314,394, or 23%, quarter-over-quarter primarily reflects the expenses of all 39 operating properties owned, three properties sold and three properties held for sale during the current year quarter, including 17 of the 20 operating properties acquired on December 31, 2019 in the Merger, as compared with expenses for the 24 operating properties owned during the prior year quarter.
Expenses Reimbursed by Former Sponsor or Affiliates
Expenses reimbursed by our Former Sponsor or affiliates thereof were $0 and $96,104 for the three months ended September 30, 2020 and 2019, respectively. For the quarter ended September 30, 2019, the amounts reimbursed by the Former Sponsor were for investor relations payroll costs. Concurrent with the closing of the Self-Management Transaction on December 31, 2019, the Advisory Agreement was terminated.
Gain on Sale of Real Estate Investments
The gain on sale of investments of $1,693,642 for the three months ended September 30, 2020 relates to the sale of three retail properties during the current year quarter (see Note 4 to our unaudited condensed consolidated financial statements for more details).
Other (Expense) Income, Net
The lease termination expense of $(1,175,192) for the three months ended September 30, 2020 reflects the fee for early termination of our Costa Mesa office lease following the surrender of the leased premises to the lessor during the second quarter of 2020 (see Note 10 to our unaudited condensed consolidated financial statements for more details).
Interest income was $51 and $45,940 for the three months ended September 30, 2020 and 2019, respectively.
Income from investments in unconsolidated entities was $92,617 and $37,570 for the three months ended September 30, 2020 and 2019, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the third quarter of 2020 and 2019, respectively, and includes the results of our approximate 4.8% interest in REIT I's results of operations for the third quarter of 2019. We acquired REIT I in the Merger on December 31, 2019.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
Rental Income
Rental income, including tenant reimbursements, for the nine months ended September 30, 2020 and 2019 was $29,888,620 and $17,907,668, respectively. The significant increase of $11,980,952, or 67%, period-over-period primarily reflects rental income from the 20 operating properties acquired through the Merger with REIT I on December 31, 2019 and one additional operating property acquired in October 2019. Three of the operating properties acquired through the Merger were sold during the current year quarter. No rental income was recorded for one tenant, which filed for bankruptcy, for the period since April 1, 2020 (see Note 4 to our unaudited condensed consolidated financial statements for more details). Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of September 30, 2020 was $26,625,527, excluding annualized base rental income for real estate properties held for sale.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliates, were $0 and $2,436,386, respectively, for the nine months ended September 30, 2020 and 2019 for our investments in operating properties. The fee was equal to 0.1% of the total investment value of our properties on a monthly basis through December 31, 2019, when the Advisory Agreement was terminated in connection with the Self-Management Transaction. The fees for the nine months ended September 30, 2019 correspond to the 24 operating properties owned during that period. In addition, we incurred asset management fees to the Former Advisor of $143,951 related to our approximate 72.7% TIC Interest during the nine months ended September 30, 2019, which amounts are reflected as a reduction of income recognized from investments in unconsolidated entities. The Advisory Agreement with the entities that own the TIC Interest property was assigned to our taxable REIT subsidiary following the Self-Management Transaction and we earn a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a management fee of $197,979 for the nine months ended September 30, 2020, of which our portion of expense relating to the TIC Interest was $143,951.
General and Administrative
General and administrative expenses were $7,447,082 and $2,312,081 for the nine months ended September 30, 2020 and 2019, respectively. The significant increase of $5,135,001, or 222%, period-over-period primarily reflects the costs of self-management of all 39 operating properties owned and three properties held for sale during the current year period, including personnel, occupancy and technology services costs, compared with the costs of the Advisory Agreement for the 24 operating properties owned during the prior year period, along with increases in directors and officers insurance, audit fees, third party consulting costs and post-closing legal costs related to the Self-Management Transaction of $201,920.
Depreciation and Amortization
Depreciation and amortization expense was $13,420,256 and $7,176,716 for the nine months ended September 30, 2020 and 2019, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The significant increase of $6,243,540, or 87%, period-over-period primarily reflects the expenses of all 39 operating properties owned, three properties sold and three properties held for sale during the current year period, including the 20 operating properties acquired on December 31, 2019 in the Merger, and the amortization of intangibles primarily acquired in the Self-Management Transaction of $1,372,910, as compared with expenses for the 24 operating properties owned during the prior year period.
Interest Expense
Interest expense was $9,196,061 and $5,975,866 for the nine months ended September 30, 2020 and 2019, respectively (see Note 7 to our unaudited condensed consolidated financial statements for the detail of the components of interest expense). The significant increase of $3,220,195, or 54%, period-over-period was primarily due to the increase in the average principal balance of mortgage notes payable from approximately $118,483,000 during the first nine months of 2019 to approximately $197,182,000 during the first nine months of 2020. Average unsecured credit facility borrowings were approximately $2,856,000 during the first nine months of 2019 and increased to an average of $10,290,000 during the first nine months of 2020.

Property Expenses
Property expenses were $5,480,411 and $3,537,249 for the nine months ended September 30, 2020 and 2019, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The significant increase of $1,943,162, or 55%, period-over-period primarily reflects the expenses of all 39 operating properties owned, three properties sold and three properties held for sale during the current year period, including the 20 operating properties acquired on December 31, 2019 in the Merger, as compared with expenses for the 24 operating properties owned during the prior year period.
Impairment of Investments in Real Estate Properties
Impairment charges aggregating $9,506,525 recorded in the first nine months of 2020, which were approximately 2% of our total investments in real estate property, relates to the impairments of the three vacant properties located in Las Vegas, Nevada, Morgan Hill, California and Cedar Park, Texas and the sale of our property in Lake Elsinore, California. These impairment charges are due to the negative impacts of the COVID-19 pandemic including the government mandated closure of the 24 Hour Fitness store in Las Vegas, Nevada and the subsequent receipt on June 15, 2020 of written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the surrender of the premises to our subsidiary, as well as uncertainty regarding our ability to re-lease the other two vacant properties on the same or better terms, or at all (see Note 4 to our unaudited condensed consolidated financial statements for impairment details). The Lake Elsinore property was sold on August 3, 2020 and the Morgan Hill property was sold on October 28, 2020. We have negotiated an early termination of the Dana lease in Cedar Park, Texas as discussed in Note 4 to our unaudited condensed consolidated financial statements and have engaged brokers to identify a potential new tenant for the property.
Impairment of Goodwill and Intangible Assets
Impairment charges of $34,572,403 recorded in the first nine months of 2020 consisted of goodwill impairment of $33,267,143 (approximates 66% of goodwill) and intangible assets impairment of $1,305,260 (approximates 16% of intangible assets) related to our investor list. These impairments were recorded in the first quarter of 2020 and reflect the negative impacts of the COVID-19 pandemic to the carrying values of goodwill and intangible assets (see Note 3 to our unaudited condensed consolidated financial statements for impairment details).
Reserve for Loan Guarantee
The reserve for our estimated liability under a loan guarantee amounted to $3,120,678 for the nine months ended September 30, 2020. This represents the estimated liability for a loan guarantee related to our subsidiary's secured mortgage for the Las Vegas, Nevada property, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property (see “Effect of the COVID-19 Pandemic on Our Capital Resources” above and Note 6 to our unaudited condensed consolidated financial statements).
On September 17, 2020 our special purpose subsidiary entered into a purchase and sale agreement to sell the Las Vegas, Nevada property, subject to a number of contingencies including lender approval of the buyer’s assumption of the existing mortgage. There can be no assurances that all of the contingencies will be satisfied or that the transaction will close. If our special purpose subsidiary cannot complete this transaction, then it would consider allowing the lender to foreclose on, and take possession of, the property.
Expenses Reimbursed by Former Sponsor or Affiliates
Expenses reimbursed by our Former Sponsor or affiliates were $0 and $332,336 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2019, the amounts reimbursed by the Former Sponsor for investor relations payroll costs of $332,336 reflect $373,251 of costs, partially offset by a $40,915 refund to the Former Sponsor of employment related legal fees. Concurrent with the closing of the Self-Management Transaction on December 31, 2019, the Advisory Agreement was terminated.
Gain on Sale of Real Estate Investments
The gain on sale of real estate investments of $1,693,642 for the nine months ended September 30, 2020 reflects the gain on sale of three retail properties during the current period (see Note 4 to our unaudited condensed consolidated financial statements for more details).

Other (Expense) Income, Net
The lease termination expense of $(1,175,192) for the nine months ended September 30, 2020 reflects the fee for early termination of our Costa Mesa office lease following the surrender of the leased premises to the lessor during the second quarter of 2020 (see Note 10 to our unaudited condensed consolidated financial statements for more details).
Interest income was $4,873 and $56,971 for the nine months ended September 30, 2020 and 2019, respectively, and other expense was $4,855 for the nine months ended September 30, 2020.
Income from investments in unconsolidated entities was $239,028 and $167,558 for the nine months ended September 30, 2020 and 2019, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first nine months of 2020 and 2019, respectively, and includes the results of our approximate 4.8% interest in REIT I's results of operations for the first nine months of September 30, 2019. We acquired REIT I in the Merger on December 31, 2019.
Organizational and Offering Costs
Offering costs include all expenses incurred in connection with the Offerings, including investor relations payroll expenses. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate. Our organizational and offering costs were paid by our Former Sponsor on our behalf through September 30, 2019, after which we agreed to pay all future organization and offering costs pursuant to an amendment to the Advisory Agreement in October 2019 and to no longer be reimbursed by our Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for our Former Sponsor's agreement to terminate its right to receive 3% of gross offering proceeds as reimbursement for organization and offering costs paid by our Former Sponsor. Prior to September 30, 2019, we were obligated to reimburse our Former Sponsor for organizational and offering costs related to the Offerings paid by it on our behalf, provided such reimbursement did not exceed 3% of gross offering proceeds raised in the Offerings as of the date of the reimbursement. We recorded $5,429,105 of organizational and offering costs paid to our Former Sponsor or affiliates through September 30, 2019. See Note 9 to our unaudited condensed consolidated financial statements for additional information. Through September 30, 2019, our Former Sponsor had incurred organizational and offering costs on our behalf in connection with the Offerings in excess of 3.0% of the gross offering proceeds received by us. From October 1, 2019 through December 31, 2019, we incurred $509,739 of direct organizational and offering costs related to the Offerings.
For the nine months ended September 30, 2020, we incurred organizational and offering costs including primarily legal fees, FINRA, SEC and blue sky filing costs and personnel costs for investor relations personnel of $981,748 related to the Offerings, which are recorded in our financial statements as of September 30, 2020 as an offset to equity. As of September 30, 2020, we had recorded organizational and offering costs of $5,429,105 paid to our Former Sponsor or affiliates and $1,491,487 which we incurred directly, for an aggregate of $6,920,592 of organizational and offering costs.
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

Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

	Total Distributions	Distributions Declared	Distributions Paid		Cash Flows Provided by Operating
Period (1)	Declared	Per Share	Cash	Reinvested	Activities

First Quarter 2020 (2)	$4,189,102	$0.175875	$1,379,751	$2,360,514	$1,947,505	*
Second Quarter 2020 (3)	3,270,291	0.136000	1,710,514	2,304,199	(774,533)	*
Third Quarter 2020 (4)	2,135,815	0.136000	981,432	1,150,452	2,638,676
2020 Totals	$9,595,208	$0.447875	$4,071,697	$5,815,165	$3,811,648

First Quarter 2019 (5)	$2,388,694	$0.175875	$552,134	$1,763,630	$773,736
Second Quarter 2019 (6)	2,605,268	0.175875	630,184	1,900,893	2,112,395
Third Quarter 2019 (7)	2,784,235	0.175875	719,257	2,020,768	1,677,064	*
Fourth Quarter 2019 (8)	2,807,322	0.175875	2,116,411	667,391	185,709	*
2019 Totals	$10,585,519	$0.703500	$4,017,986	$6,352,682	$4,748,904	*
*    Includes non-recurring Merger costs of $201,920 during the nine months ended September 30, 2020 ($193,460 during the quarter ended March 31, 2020 and $8,460 during the quarter ended June 30, 2020) and $1,468,913 for the year ended December 31, 2019 ($800,359 during the quarter ended September 30, 2019 and $668,554 during the quarter ended December 31, 2019).
(1)The distribution paid per share of Class S common stock is net of deferred selling commissions.
(2)The distribution of $1,415,328 for the month of March 2020 was declared in January 2020 and paid on April 27, 2020. The amount was recorded as a liability as of March 31, 2020.
(3)The distribution of $691,443 for the month of June 2020 was declared in May 2020 and paid on July 27, 2020. The amount was recorded as a liability as of June 30, 2020.
(4)The distribution of $674,837 for the month of September 2020 was declared in May 2020 and paid on October 26, 2020. The amount was recorded as a liability as of September 30, 2020 in the accompanying unaudited condensed consolidated balance sheets.
(5)The distribution of $821,300 for the month of March 2019 was declared in February 2019 and paid on April 25, 2019. The amount was recorded as a liability as of March 31, 2019.
(6)The distribution of $896,291 for the month of June 2019 was declared in February 2019 and paid on July 25, 2019. The amount was recorded as a liability as of June 30, 2019.
(7)The distribution of $937,863 for the month of September 2019 was declared in August 30, 2019 and paid on October 25, 2019. The amount was recorded as a liability as of September 30, 2019.
(8)The distribution of $966,491 for the month of December 2019 was declared in August 30, 2019 and paid on January 25, 2020. The amount was recorded as a liability as of December 31, 2019 in the accompanying consolidated balance sheets.

Our sources of distribution payments were as follows:

Period	Net Rental Income Received	Waived Advisor Asset Management Fees	Deferred Advisor Asset Management Fees	Offering Proceeds (1)
2020
First Quarter 2020	$4,189,102	(2)	(2)	$—
Second Quarter 2020	3,270,291	(2)	(2)	—
Third Quarter 2020	2,135,815	(2)	(2)	—
2020 Totals	$9,595,208			$—

2019
First Quarter 2019	$2,388,694	$—	$—	$—
Second Quarter 2019	2,605,268	—	—	—
Third Quarter 2019	2,784,235	—	—	—
Fourth Quarter 2019	2,807,322	—	—	—
2019 Totals	$10,585,519	$—	$—	$—
(1)In connection with the acquisition of some properties, we may negotiate a reduced purchase price for the acquired property in an amount that equals an agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received. In connection with the extension of the lease term of some existing properties, we may agree to pay a lease extension fee. In those events, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price or the amounts extend a lease term by payment of an extension fee.
(2)Subsequent to the Self-Management Transaction on December 31, 2019, asset management fees are not applicable.

Distributions to stockholders were declared and paid based on daily record dates at rates per share per day. The distribution details are as follows:

Distribution Period	Rate Per Share Per Day (1)		Declaration Date	Payment Date
2020
January 1-31	$0.00192210		December 18, 2019	February 25, 2020
February 1-29	$0.00191257		January 24, 2020	March 25, 2020
March 1-31	$0.00191257		January 24, 2020	April 27, 2020
April 1-30	$0.00191257		January 24, 2020	May 26, 2020
May 1-31	$0.00160493	(2)	May 20, 2020	June 25, 2020
June 1-30	$0.00095890		May 20, 2020	July 27, 2020
July 1-31	$0.00095890		May 20, 2020	August 26, 2020
August 1-31	$0.00095890		May 20, 2020	September 28, 2020
September 1-30	$0.00095890		May 20, 2020	October 26, 2020
October 1-31	$0.00095890		September 30, 2020	(3)
November 1-30	$0.00095890		September 30, 2020	(3)
December 1-31	$0.00095890		September 30, 2020	(3)

2019
January 1-31	$0.00191183		December 26, 2018	February 25, 2019
February 1-28	$0.00209375		January 31, 2019	March 25, 2019
March 1-31	$0.00192740		February 28, 2019	April 25, 2019
April 1-30	$0.00192740		February 28, 2019	May 28, 2019
May 1-31	$0.00192740		February 28, 2019	June 25, 2019
June 1-30	$0.00192740		February 28, 2019	July 25, 2019
July 1-31	$0.00189113		June 25, 2019	August 26, 2019
August 1-31	$0.00189113		July 31, 2019	September 25, 2019
September 1-30	$0.00192740		August 30, 2019	October 25, 2019
October 1-31	$0.00192740		August 30, 2019	November 25, 2019
November 1-30	$0.00192740		August 30, 2019	December 26, 2019
December 1-31	$0.00192740		August 30, 2019	January 25, 2020
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

Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of September 30, 2020, December 31, 2019 and September 30, 2019 were as follows:

	As of
	September 30, 2020	December 31, 2019	September 30, 2019
Number of properties:	(1)(2)	(2)
Retail	14	19	9
Office	14	14	10
Industrial	11	12	5
Total operating properties and properties held for sale	39	45	24
Land	1	1	1
Total properties	40	46	25

Leasable square feet:
Retail	200,449	362,764	185,384
Office	904,499	904,499	616,284
Industrial	1,066,243	1,093,539	735,016
Total	2,171,191	2,360,802	1,536,684
(1)    Excludes two retail properties and one industrial property held for sale as of September 30, 2020 and three retail properties that were sold during the third quarter of 2020.
(2)    Includes 17 and 20 properties for September 30, 2020 and December 31, 2019, respectively, acquired through the Merger with REIT I on December 31, 2019 as follows: (i) 11 retail properties with an aggregate leasable square feet of 177,380; (ii) six office properties with an aggregate leasable square feet of 183,752 and (iii) three industrial properties with an aggregate leasable square feet of 246,259.
The above table does not include an approximate 72.7% TIC interest in a 91,740 square feet office property located in Santa Clara, California.
We have a limited operating history. As of September 30, 2020, we have acquired: (i) 45 operating properties; (ii) one parcel of land, which currently serves as an easement to one of our office properties; and (iii) the TIC Interest. In evaluating these properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions.
During December 2019 and January 2020, we amended lease agreements to extend the lease terms for three of our properties. In December 2019, the lease for the Walgreens property in Stockbridge, GA was extended for 10 years to February 28, 2031 in exchange for an incentive payment of $500,000 payable in four installments of $125,000 each, commencing January 10, 2020 with the final installment paid April 1, 2020. In January 2020, the lease for the Walgreens property in Santa Maria, CA was extended for 10 years to March 31, 2032 in exchange for an incentive payment of $490,000 payable in four installments of $122,500 each, commencing January 15, 2020 with the final installment paid April 1, 2020. In January 2020, the lease for the Accredo property in Orlando, FL was extended for 3 1/2 years to December 31, 2024 and we paid a leasing commission of $215,713 to the tenant’s broker in February 2020. In October 2020, the lease for the Wood Group (f/k/a AMEC Foster Wheeler) property in Carlsbad, CA was extended for five years to February 28, 2026 and we agreed to repair and replace the existing heating, air conditioning and ventilation systems and will pay a leasing commission of $146,680 to the tenant’s broker in two equal installments of $73,340 due in December 2020 and April 2021. We are continuing to explore potential lease extensions for many of our properties.

Effective August 1, 2020, we executed an amendment for the early termination of the Dana lease from July 31, 2024 to July 31, 2022 in exchange for an early termination payment of $1,381,767 due on July 31, 2022 and continued rent payments of $65,000 per month from August 1, 2020 through July 1, 2022. In the event that we are able to re-lease or sell the Dana property prior to July 31, 2022, Dana would be obligated to continue paying rent of $65,000 per month through July 1, 2022 or may elect to pay a cash lump sum payment to us equal to the net present value of the remaining rent payments.
On August 3, 2020, we completed the sale of our Lake Elsinore retail property which was leased to Rite Aid for $6,100,000, which generated net proceeds of $3,299,016 after payment of the existing mortgage, commissions and closing costs.
On August 27, 2020, we completed the sale of our Stockbridge, GA retail property which was leased to Walgreens for $5,538,462, which generated net proceeds of $5,296,356 after repayment of commissions and closing costs. The mortgage for this property was previously repaid on August 10, 2020 in connection with the refinancing of the Accredo property as discussed above in “Liquidity and Capital Resources” and in Note 7 to our unaudited condensed consolidated financial statements.
On September 16, 2020, we completed the sale of our Elk Grove, CA retail property which was leased to Island Pacific for $3,155,000, which generated net proceeds of $1,124,016 after repayment of the existing mortgage, commissions and closing costs.
On October 28, 2020, we completed the sale of our Morgan Hill, CA industrial property which was previously leased to Dinan Cars for $6,100,000, which generated net proceeds of $3,811,580 after repayment of the existing mortgage, commissions and closing costs. In addition, the property in Las Vegas, Nevada formerly leased to 24 Hour Fitness and the property leased to Harley Davidson through April 12, 2032 located in Bedford, Texas are held for sale.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have one tenant with a lease that provides for a tenant improvement allowance which has a remaining balance of $60,598 that will be funded from operating cash flow or proceeds from our Offerings. We expect that the related improvements will be completed during the 2020 calendar year. As of September 30, 2020, there is a restricted cash deposit of $92,684 that is available to be used to pay for a portion of other improvements.
In addition, we have identified approximately $1,188,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months. Approximately $867,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. There are no restricted cash deposits that are available to be used to pay for these improvements. We will be required to pay for the improvements, and the reimbursements from tenants will be billed over an extended period of time per the terms of the leases. The remaining costs of approximately $321,000 are not recoverable from tenants. These improvements will be funded from operating cash flows or proceeds from the Offerings.
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
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic, may result in decreases in cash flows from investment properties. We have two leases scheduled to expire during 2021 for one office property and one retail property, which comprise an aggregate of 157,419 square feet and approximately 7.5% of projected 2020 net operating income from properties. The tenants for both of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed from working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases. We have eight other leases scheduled to expire in either 2022 or 2023. Potential declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations.

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
The debt market remains sensitive to the macro environment, such as impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. While we have been able to successfully refinance three of our properties as described above, economic conditions have deteriorated rapidly during the last eight months as a result of the COVID-19 pandemic and we may experience more stringent lending criteria in the future, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, seeking a new line of credit, short-term variable rate loans, or any combination of the foregoing.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on April 6, 2020. There have been no significant changes to our policies during the three months ended September 30, 2020.

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
Subsequent Events
See Note 11 to our unaudited condensed consolidated financial statements for events that occurred subsequent to September 30, 2020 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of September 30, 2020.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic. However, we have not experienced any changes to our internal control arising from the COVID-19 pandemic that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 10 to our unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
Other than as disclosed below, there have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2019, as filed with the SEC on April 6, 2020 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, as filed with the SEC on June 24, 2020 and August 14, 2020, respectively.
Risks Related to the Impact of the COVID-19 Pandemic on Our Business
The recent outbreak of COVID-19 has and may continue to adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
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

Many of our tenants have announced temporary closures of their stores or facilities and various tenants have requested rent deferral or rent abatement during this pandemic. In addition, in response to state and local government orders, all of our company personnel are currently working remotely. The effects of the state and local government orders, including an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk and impair our ability to manage our business. The COVID-19 pandemic may have a material adverse effect on our financial position, results of operations and cash flows, including among other factors:
•a partial or complete closure of, or other operational issues at, some or all of our properties resulting from government or tenant action;
•reduced economic activity severely impacts our tenants' business operations, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending and in return could severely impact our tenants' business operations, financial condition and liquidity;
•difficulty accessing debt and equity on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund our business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;
•the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our mortgage notes payable and credit facilities and could result in a default or potential acceleration of payment of our debt obligations, which non-compliance could negatively impact our ability to make additional future borrowings;
•significant impairment in the value of our intangible assets as a result of weaker economic conditions;
•general decline in business activity and demand for real estate transactions has adversely affected our ability to grow our portfolio of properties;
•broad acceptance and success of working from home could negatively impact the demand for office space;
•the deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations has adversely affected our operations and those of our tenants; and
•potential negative impact on the health of our personnel and staff, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.
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
During the three months ended September 30, 2020, we issued a total of 26,250 shares of Class C common stock to five members of the board of directors for their service as board members during the second and third quarters of 2020. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
During the three months ended September 30, 2020, we also issued 776 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $5,669. Such issuances were made pursuant to the distribution reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

Use of Proceeds from Sales of Registered Securities
On June 1, 2016, the Registered Offering (SEC Registration No. 333-205684) was declared effective by the SEC, and on July 20, 2016, we began offering shares of common stock to the public. Pursuant to the Registered Offering, we sold shares of our Class C common stock directly to investors. Commencing in August 2017, we began selling shares of Class C common stock to U.S. persons only, as defined under the Securities Act, as a result of the commencement of the Class S Offering to non-U.S. Persons. Under applicable SEC rules, the registration statement for the Registered Offering was scheduled to terminate on June 1, 2019, but remained effective because we filed a new registration statement on Form S-11 for the Follow-on Offering with the SEC on May 24, 2019 (SEC Registration No. 333-231724) to extend the Registered Offering in accordance with Rule 415 under the Securities Act. Our initial registration statement on Form S-11 terminated when the Follow-on Offering was declared effective by the SEC on December 23, 2019. As required by some states, we are also required to renew the registration statement for the Registered Offering annually. We may terminate the Follow-on Offering at any time. Our board of directors will adjust the offering price of the shares of Class C common stock sold in the Follow-on Offering and the Registered DRP Offering annually in the first quarter of each year during the course of the Follow-on Offering in connection with updated determinations of our NAV per share by our board of directors.
Through September 30, 2020, we had sold an aggregate of 19,645,508 shares of Class C common stock in the Registered Offerings, including 2,208,870 shares of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $195,859,756.
Through September 30, 2020, we paid $6,920,592 for organizational and offering costs related to our Registered Offerings, including $5,429,105 to our Former Sponsor as reimbursement through September 30, 2019, which reimbursement was subject to a 3% of gross offering proceeds limitation.
From the commencement of the Registered Offering through September 30, 2020, the net offering proceeds to us, after deducting the reimbursable organizational and offering expenses incurred as described above, were approximately $187,069,811, including net offering proceeds from our Registered DRP Offering of $20,385,113. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $287,732,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $7,666,690 and $696,150 were used to pay acquisition fees and financing coordination fees to our Former Advisor, respectively. Our Former Sponsor was reimbursed for $5,429,105 of organizational and offering costs in connection with the Offerings (see Note 9 to our unaudited condensed consolidated financial statements for details regarding fees paid to affiliates through December 31, 2019). In addition, we incurred $1,491,487 of organization and offering costs directly. For the three months ended September 30, 2020, no proceeds from the Offerings were used to fund stockholder distributions in connection with rent abatements as described above. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Distributions for a description of the sources that have been used to fund our distributions.
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
During the period July 2020 to October 2020, we received share repurchase requests as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
July 2020	$8,359,586	August 5, 2020	$995,028
August 2020	$8,002,288	September 3, 2020	$1,420,636
September 2020	$6,747,834	October 5, 2020	$1,393,275
October 2020	$5,907,195	November 4, 2020	$1,537,198
(1) Included Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than three years.
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
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended September 30, 2020. For the three months ended September 30, 2020, no shares of our Class S common stock were repurchased.

	Total Number of Shares Repurchased During the Quarter (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Dollar Value of Shares Available That May Be Repurchased Under the Program
July 1-31, 2020 (1)	107,853	$6.96	107,853	(3)
August 1-31, 2020	142,857	$6.97	142,857	(3)
September 1-30, 2020	203,990	$6.96	203,990	(3)
Total	454,700		454,700
(1)We generally repurchase shares approximately three business days following the end of the applicable month in which requests were received.
(2)Following our calculation of our estimated NAV per share of $7.00 (unaudited), which our board of directors approved on May 20, 2020 and calculated as of April 30, 2020, any future share repurchases will be based on the estimated NAV per share of $7.00 (unaudited).
(3)A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
2.1
Agreement and Plan of Merger dated as of September 19, 2019, by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, Rich Uncles Real Estate Investment Trust I and Katana Merger Sub (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

2.2
Contribution Agreement dated as of September 19, 2019 by and among Rich Uncles NNN Operating Partnership, LP, RW Holdings NNN REIT, Inc., BrixInvest, LLC and Daisho OP Holdings, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

3.1
Articles of Amendment and Restatement of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

3.2
Amended and Restated Bylaws of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

4.1
Form of Subscription Agreement for Class C Shares (Direct Investors) (incorporated by reference to Appendix A-1 to Supplement No. 5 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on March 19, 2020)

4.2
Form of Subscription Agreement for Class C Shares (Registered Investment Advisors) (incorporated by reference to Appendix A-2 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on December 23, 2019)

4.3
Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-231724) filed with the Securities and Exchange Commission on December 23, 2019)

4.4
Amended and Restated Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on April 20, 2020)

4.5
Distribution Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

4.6
Amended and Restated Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on April 20, 2020)

4.7
Registration Rights Agreement by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, and Daisho OP Holdings, LLC, dated December 31, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.1
Third Amendment dated August 13, 2020 to Loan Agreement dated December 31, 2019 between Pacific Mercantile Bank and RW Holdings NNN REIT, Inc., RW Holdings NNN REIT Operating Partnership, LP, Rich Uncles NNN LP, LLC, Katana Merger Sub, LP, BrixInvest, LLC and modiv, LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 14, 2020)

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
Date: November 13, 2020