Form 10-K
period 2020-12-31
MODIV INC.
filed 2021-03-31
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-55776
________________________________________________________
MODIV INC.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________________________

Maryland	47-4156046
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Newport Center Drive Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)
(888) 686-6348
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No   ☒
There is no established market for the Registrant’s shares of common stock. On May 20, 2020, the Registrant’s board of directors established an estimated per share net asset value of the Registrant’s Class C common stock and Class S common stock of $21.01 (adjusted for the 1:3 reverse stock split on February 1, 2021) as of April 30, 2020. There were 8,045,711 shares of Class C common stock and 62,549 shares of Class S common stock held by non-affiliates as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, for an aggregate market value of $169,040,388 and $1,314,155, respectively, assuming a market value as of that date of $21.01 per share (adjusted for the 1:3 reverse stock split on February 1, 2021) of Class C common stock and Class S common stock.
As of February 28, 2021, there were 7,659,424 outstanding shares of the Registrant’s Class C common stock and 63,029 outstanding shares of the Registrant’s Class S common stock.
Documents Incorporated by Reference:
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2020. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Modiv Inc. (f/k/a RW Holdings NNN REIT, Inc.) (the “Company,” “Modiv,” “us,” “we,” or “our”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act, Section 21E of the Exchange Act and other applicable law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “can,” “will,” “would,” “could,” “should,” “plan,” “potential,” “project,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.
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

PART I
ITEM 1.    BUSINESS
Overview
Modiv is a Maryland corporation, incorporated on May 14, 2015, that elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2016 and intends to continue to qualify to be taxed as a REIT. Modiv is a pioneer in the direct-to-consumer commercial real estate product industry, having created one of the largest non-listed REITs to raise capital via crowd funding technology. Modiv is a company that leads with an innovative, investor-first focus designed to increase access to non-listed commercial real estate products and to reduce the costs of owning those products. Additionally, Modiv continuously strives to have best-in-class corporate governance and has assembled distinguished executives, with decades of institutional real estate industry experience, on both its board of directors and executive management team. In 2021, the Company will continue to seek opportunities to be an aggregator within the non-listed real estate product industry, utilizing the combination of its deep understanding of both the crowd funding and real estate markets and the strength of its stockholder-owned, self-managed business model. The Company plans to invest in a diversified portfolio of real estate and real estate-related investments.
Modiv was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., and changed its name on October 19, 2015 to Rich Uncles NNN REIT, Inc., changed its name again on August 14, 2017 to RW Holdings NNN REIT, Inc. and again to Modiv Inc. on January 22, 2021. As used herein, the terms “Modiv,” the “Company,” “we,” “our” and “us” refer to Modiv Inc. and, as required by context, Modiv Operating Partnership, LP (formerly known as RW Holdings NNN REIT Operating Partnership, LP and Rich Uncles NNN Operating Partnership, LP), a Delaware limited partnership (our “Operating Partnership” or “Modiv OP”), and Katana Merger Sub, LP, a Delaware limited partnership and wholly-owned subsidiary of Modiv (“Merger Sub”), and their subsidiaries. Merger Sub was merged into Modiv OP on December 31, 2020, resulting in all of the Company's real estate properties being owned by Modiv OP.
Since December 31, 2019, the Company has been internally managed following its December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and the Company’s former sponsor (“BrixInvest” or the “Former Sponsor”), and the Company’s merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) as further described below. During 2020, the Company acquired the intellectual property of buildingbits.com (“BuildingBITs”), an innovative online real estate crowd funding platform, and the REITless investment platform (“REITless”), an online investment platform for commercial real estate investment offerings. As of December 31, 2020, Modiv’s publicly registered, non-listed portfolio consisted of (i) 40 commercial real estate properties (including four properties held for sale) in 14 states including 15 retail properties, 14 office properties and 11 industrial properties, (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties and (iii) a 72.7% tenant-in-common interest in an office property in Santa Clara, California, with more than 2.3 million square feet of aggregate leasable space.
To further our mission of being the leading provider of alternative real estate-related products, and to capitalize on the current opportunity in today’s public marketplace, we are sponsoring Modiv Acquisition Corp. (“MACS”), a special purpose acquisition company (“SPAC”). Modiv Venture Fund, LLC (“MVF”), an indirect subsidiary of Modiv TRS, LLC, our taxable REIT subsidiary, is the sponsor of MACS. MVF formed MACS on January 15, 2021 with the intention of completing an initial public offering (“IPO”) of MACS as a SPAC. On January 29, 2021, MVF subscribed for 2,875,000 shares of common stock of MACS for $25,000, with 375,000 shares being cancellable if the underwriters’ over-allotment option is not exercised, which will result in MVF owning 20% of MACS upon completion of the IPO.
MACS publicly filed its registration statement on Form S-1 with the SEC on March 24, 2021 and plans to raise $100,000,000, or $115,000,000 if the over-allotment option is exercised, in its IPO. In connection with the public filing of the Form S-1, MVF deposited $4,500,000 in escrow with the attorneys for MACS. The $4,500,000 will be released from escrow upon completion of the IPO and used to purchase 9,000,000 warrants to purchase additional shares of MACS. Each warrant has the right to purchase 0.5 share of MACS common stock and can be exercised at a strike price of $11.50 per share.
MACS was formed for the purpose of entering into a business combination with one or more businesses or entities, and intends to focus on targets located in North America that are focused on fintech and proptech, with a focus on companies whose core purpose is related to the real estate industry. Within those parameters, MACS intends to pursue a business combination with companies that use technology driven platforms and solutions to disrupt or revolutionize the real estate capital markets, transactional marketplaces and investment management industry.

There is no assurance that our SPAC will be successful in raising capital in its IPO or in completing a business combination, or that any business combination will be successful. We can lose our entire investment in the SPAC if a business combination is not completed within 24 months of the SPAC's IPO or if the business combination is not successful, which may adversely impact our stockholder value.
To date, we have invested primarily in single tenant, income-producing properties, leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will primarily constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties. We also plan to continue to invest in fintech and crowd funding businesses similar to our investments in REITless and BuildingBits.
We consider our Company to be a perpetual-life investment vehicle because we have no finite date for liquidation. While our charter does not require us to list the shares of our common stock for trading on a national securities exchange or other over-the-counter trading market, we may consider such a listing in the future if we determine it is in the best interest of our stockholders. This perpetual-life structure is aligned with our overall objective of investing in real estate and real estate-related assets with a long-term view towards making regular cash distributions and generating capital appreciation.
We conduct our business substantially through our Operating Partnership, of which we are the sole general partner. Until December 31, 2019, our business was externally managed by Rich Uncles NNN REIT Operator, LLC (our “Former Advisor”), a formerly wholly-owned subsidiary of BrixInvest. Our Former Advisor managed our operations and our portfolio of core real estate properties and real estate-related assets and provided asset management and other administrative services pursuant to our second amended and restated advisory agreement (the “Advisory Agreement”) with our Former Advisor. BrixInvest also served as the sponsor and advisor for REIT I through December 31, 2019 and for BRIX REIT, Inc. (“BRIX REIT”) through October 28, 2019. Pursuant to the Advisory Agreement, our Former Advisor was paid certain fees through December 31, 2019 as set forth in Note 10. Commitments and Contingencies to our consolidated financial statements in this Annual Report on Form 10-K.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), REIT I merged with and into Merger Sub, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). At such time, the separate existence of REIT I ceased. In addition, on December 31, 2019, a self-management transaction was completed, whereby the Company, Modiv OP, BrixInvest and Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (“Daisho”), effectuated a Contribution Agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which the Company acquired substantially all of the assets of BrixInvest in exchange for 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”) in Modiv OP (the “Self-Management Transaction”). As a result of the completion of the Merger and the Self-Management Transaction, the Company became self-managed. For a more detailed discussion of the Merger and the Self-Management Transaction, please see the Completion of the Merger and the Self-Management Transaction and Amendments to Operating Partnership Agreement sections below.
On February 1, 2021, we effected a 1:3 reverse stock split of our Class C common stock and Class S common stock and, following the implementation of the reverse stock split, decreased the par value of each share of our Class C common stock and Class S common stock to $0.001 per share from $0.003 per share. We have reflected the effect of the reverse stock split in this Annual Report on Form 10-K as if it had occurred at the beginning of the earliest period presented.
Under our charter, we have the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. On June 24, 2015, BrixInvest purchased 3,333.3 shares (adjusted for the 1:3 reverse stock split) of our Class C common stock for $100,000 and became our initial stockholder. On December 31, 2015, BrixInvest purchased another 3,333.3 shares (adjusted for the 1:3 reverse stock split) of our Class C common stock for $100,000 for total holdings of 6,666.7 shares (adjusted for the 1:3 reverse stock split) of Class C common stock as of December 31, 2015. Upon completing the Self-Management Transaction, BrixInvest’s remaining 3,580 shares (adjusted for the 1:3 reverse stock split) of our Class C common stock held as of the date of the Self-Management Transaction were canceled.

On July 15, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering of a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of $100,000,000 of common stock pursuant to our distribution reinvestment plan (the “Initial DRP Offering” and, together with the Primary Offering, the “Initial Registered Offering”). The SEC declared our registration statement effective on June 1, 2016 and, on July 20, 2016, we began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, we sold shares of our Class C common stock directly to investors, with a minimum investment of $500. Commencing in August 2017, we began selling shares of Class C common stock to U.S. persons only, as defined under Rule 903 promulgated under the Securities Act, and began selling shares of Class S common stock as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons, as discussed below.
On August 11, 2017, we began offering up to 33,333,333 shares (adjusted for the 1:3 reverse stock split) of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act, and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offerings (as defined below), the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold only to non-U.S. Persons and may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
On December 23, 2019, we commenced a follow-on offering pursuant to a new registration statement on Form S-11 (File No. 333-231724) (the “Follow-on Offering” and, together with the Initial Registered Offering and the 2021 DRP Offering (as defined below), the “Registered Offerings”), which registered the offer and sale of up to $800,000,000 in share value of Class C common stock, including $725,000,000 in share value of Class C common stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C common stock pursuant to our distribution reinvestment plan. In connection with our entry into the Merger Agreement on September 19, 2019, as further described below, our board of directors temporarily suspended our Offerings, as well as our distribution reinvestment plan for the Class C common stock and our dividend reinvestment plan for the Class S common stock (collectively, the “DRPs”) and our share repurchase programs for Class C common stock and Class S common stock (collectively, the “SRPs”). On December 26, 2019, our board of directors approved the reinstatement of the DRPs effective as of December 26, 2019, and the reopening of the Follow-on Offering and the SRPs effective January 2, 2020. Commencing December 26, 2019, participants in the DRPs had their distributions reinvested in accordance with the terms of the DRPs and repurchase requests submitted on or after January 2, 2020 have been processed in accordance with the terms of the SRPs.
In response to the significant economic impacts of the novel coronavirus (“COVID-19”) pandemic, effective as of the close of business on May 7, 2020, our board of directors temporarily suspended the primary portion of our Follow-on Offering and Class S Offering until such time as the board of directors approved and established an updated estimated net asset value (“NAV”) per share of our common stock and determined to resume such primary offerings. On May 20, 2020, our board of directors approved and established an updated estimated NAV per share of our common stock as of April 30, 2020 of $21.01 (unaudited and adjusted for the 1:3 reverse stock split) from $30.81 (unaudited and adjusted for the 1:3 reverse stock split) as of December 31, 2019 to reflect the valuation of our real estate assets, debt and other assets and liabilities as of April 30, 2020.
Commencing on June 1, 2020, our board of directors resumed the primary portions of the Follow-on Offering and the Class S Offering. The purchase price per share in the primary portion of the Follow-on Offering was decreased from $30.81 (unaudited and adjusted for the 1:3 reverse stock split) to $21.01 (unaudited and adjusted for the 1:3 reverse stock split), and the purchase price per share in the primary portion of the Class S Offering was decreased to $21.01 plus the amount of any applicable upfront commissions and fees. The NAV per share used for purposes of future repurchases pursuant to the SRPs was also decreased from $30.81 (unaudited and adjusted for the 1:3 reverse stock split) to $21.01 (unaudited and adjusted for the 1:3 reverse stock split).
On January 22, 2021, with the authorization of our board of directors, we amended and restated our DRP with respect to our shares of Class C common stock in order to reflect our corporate name change and to remove the ability of our stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the amended and restated DRP must reinvest all cash distributions in shares. In addition, the amended and restated DRP provides for determinations by our board of directors of the NAV per share more frequently than annually. The amended and restated DRP was effective with respect to distributions that were paid in February 2021.
On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C common stock to be issued pursuant to the amended and restated DRP (the “2021 DRP Offering” and, collectively with the Initial DRP Offering, the “Registered DRP Offering”). We commenced offering shares of Class C common stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering, as discussed below.

Effective January 27, 2021, with the approval of the board of directors, we terminated our Follow-on Offering. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021.
On January 27, 2021, our board of directors approved and established an updated NAV per share of our Class C common stock and Class S common stock of $23.03 (unaudited and adjusted for the 1:3 reverse stock split) as of December 31, 2020. Additional information on the determination of our updated estimated NAV per share, including the process used to determine our estimated NAV per share, can be found in our Current Report on Form 8-K filed with the SEC on January 29, 2021.
Effective January 31, 2021, we and North Capital Private Securities Corporation (“NCPS”) terminated their Dealer Manager Agreement, dated January 2, 2020, pursuant to which NCPS had agreed to act as dealer manager in connection with the Follow-on Offering. Effective January 31, 2021, with the authorization of our board of directors, we entered into a new Dealer Manager Agreement with NCPS pursuant to which NCPS has agreed to act as dealer manager in connection with investments in us by accredited investors.
On February 1, 2021, with the authorization of our board of directors, we amended and restated our Class C common stock share repurchase program (the “Class C SRP”) in order to (i) revise the minimum holding period before a stockholder may participate in the Class C SRP from 90 days to six months, (ii) revise the limitations on the share repurchase price so that shares held for less than two years will be repurchased at 98% of the most recently published NAV per share and shares held for at least two years will be repurchased at 100% of the most recently published NAV per share (as opposed to a repurchase price of 97% of the most recently published NAV per share for shares held less than one year, 98% of the most recently published NAV per share for shares held for more than one year but less than two years, 99% of the most recently published NAV per share for shares held for more than two years but less than three years, and 100% of the most recently published NAV per share for shares held for at least three years), (iii) increase the minimum share value (based on the most recently published NAV per share) at which we have the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum share value, from $500 to $1,000, and (iv) include language that provides that the Class C SRP will automatically terminate if our shares of common stock are listed on any national securities exchange. The minimum holding period before a stockholder may participate in the Class C SRP for shares purchased prior to February 1, 2021 will remain at 90 days.
With the authorization of our board of directors, we also amended and restated our Class S common stock share repurchase program (the “Class S SRP”) on February 1, 2021 in order to (i) allow us to waive the minimum one year holding period before a holder of Class S shares may participate in the Class S SRP in the event of extraordinary circumstances which would place undue hardship on a stockholder, (ii) increase the minimum Class S share value (based on the most recently published NAV per Class S share) at which we have the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum Class S share value, from $500 to $1,000, and (iii) include language that provides that the Class S SRP will automatically terminate if our shares of common stock are listed on any national securities exchange.
Through December 31, 2020, we had sold 6,627,934 shares (adjusted for the 1:3 reverse stock split) of Class C common stock in the Offerings, including 790,479 shares (adjusted for the 1:3 reverse stock split) of Class C common stock sold under the DRP applicable to Class C common stock, for aggregate gross offering proceeds of $197,527,817, and 63,711 shares (adjusted for the 1:3 reverse stock split) of Class S common stock in the Class S Offering, including 2,056 shares (adjusted for the 1:3 reverse stock split) of Class S common stock sold under our DRP applicable to Class S common stock, for aggregate gross offering proceeds of $1,932,065.
We intend to continue to qualify as a REIT for U.S. federal income tax purposes. If we continue to meet the qualification requirements for taxation as a REIT for U.S. federal income tax purposes, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. If we fail to maintain our qualification for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for taxation as a REIT for the four taxable years following the year during which we failed to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our stockholders.

Completion of the Merger and the Self-Management Transaction
Merger
On September 19, 2019, we, the Operating Partnership, REIT I and Merger Sub entered into the Merger Agreement.
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
At the effective time of the Merger, each REIT I common share (the “REIT I Common Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than REIT I Common Shares we owned or any REIT I Common Shares wholly owned by our subsidiary) was automatically canceled and retired, and converted into the right to receive one share of Class C common stock, with any fractional REIT I Common Shares converted into a corresponding number of fractional shares of Class C common stock. As a result, the Company issued 2,680,740.5 shares (adjusted for the 1:3 reverse stock split) of its Class C common stock to shareholders of REIT I on December 31, 2019. Shareholders of REIT I who were enrolled in REIT I’s distribution reinvestment plan were automatically enrolled in our DRP, unless such shareholder withdrew their participation in our DRP.
The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
Self-Management Transaction
To effect the Self-Management Transaction, on September 19, 2019, we, the Operating Partnership, BrixInvest and Daisho entered into the Contribution Agreement pursuant to which we agreed to acquire substantially all of the assets of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership and assume certain liabilities. On December 31, 2019, the Self-Management Transaction was completed.
Prior to the closing of the Self-Management Transaction: (i) substantially all of BrixInvest’s assets and liabilities were contributed to Daisho’s wholly-owned subsidiary, modiv, LLC, a Delaware limited liability company (“modiv, LLC”); and (ii) BrixInvest spun off Daisho to the BrixInvest members (the “Spin Off”). Pursuant to the Self-Management Transaction, Daisho contributed to the Operating Partnership all of the membership interests in modiv, LLC in exchange for the Class M OP Units. As a result of these transactions and the Self-Management Transaction, BrixInvest, through its subsidiary, Daisho, transferred all of its operating assets, including but not limited to: (i) all personal property used in or necessary for the conduct of BrixInvest’s business; (ii) intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto and certain domain names; (iii) all continuing employees; and (iv) certain other assets and liabilities, to modiv, LLC and distributed 100% of the ownership interests in Daisho to the members of BrixInvest in the Spin Off.
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
Amendments to Operating Partnership Agreement
On December 31, 2019, we, the Operating Partnership and Rich Uncles NNN LP, LLC (“NNN LP”) entered into the Second Amended and Restated Agreement of Limited Partnership (the “Amended OP Agreement”), which amended the Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated August 11, 2017. The amendments included, among other things, amending the name of the Operating Partnership from “Rich Uncles NNN Operating Partnership, LP” to “RW Holdings NNN REIT Operating Partnership, LP” and providing the terms of the Class M OP Units issued in the Self-Management Transaction and the terms of the units of Class P limited partnership interest in the Operating Partnership (the “Class P OP Units”) described below.

The Class M OP Units are non-voting, non-dividend accruing, and were not able to be transferred or exchanged prior to the one-year anniversary of the completion of the Self-Management Transaction. Following the one-year anniversary of the completion of the Self-Management Transaction, the Class M OP Units are convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion rate of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction may vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction.
The Class M OP Units are eligible for an increase in the conversion ratio if our Company achieves both of the targets for assets under management (“AUM”) and adjusted funds from operations (“AFFO”) in a given year as set forth below and as adjusted for the 1:3 reverse stock split:

	Hurdles
	AUM	AFFO Per Share	Class M
	($)	($)(1)	Conversion Ratio (1)
Initial Conversion Ratio			1:1.6667
Fiscal Year 2021	$860,000,000	$1.770	1:1.9167
Fiscal Year 2022	$1,175,000,000	$1.950	1:2.5000
Fiscal Year 2023	$1,551,000,000	$2.100	1:3.0000
(1)    Adjusted for the 1:3 reverse stock split.
The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Amended OP Agreement), or (3) the date of the employee’s involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
Under the Amended OP Agreement, the Class C OP Units will continue to be exchangeable for cash or our shares of Class C common stock on a one for one basis, as determined by our Company.
On February 1, 2021, the Company, the Operating Partnership and the limited partners of the Operating Partnership entered into the Third Amended and Restated Agreement of Limited Partnership, which further amended the Amended OP Agreement dated December 31, 2019. The amendments included amending the name of the Operating Partnership from “RW Holdings NNN REIT Operating Partnership, LP” to “Modiv Operating Partnership, LP” and providing the terms of the units of Class R limited partnership interest (the “Class R OP Units”) granted to employees as further described in Note 11 of the notes to our consolidated financial statements in this Annual Report on Form 10-K.
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

Investment Objectives and Strategies
Overview
We expect to use substantially all of the net proceeds from our offerings to acquire and manage a diversified portfolio of real estate and real estate-related investments. We plan to diversify our portfolio by geography, investment size, investment risk, tenant and lease term with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives if it believes such changes are in the best interests of our stockholders. We intend to notify our stockholders of any change to our investment policies by disclosing such changes in a public filing, as appropriate. There can be no assurance that our policies or investment objectives will be attained or that the value of our common stock will not decrease.
Primary Investment Objectives
Our primary investment objectives are:
•to provide our stockholders with attractive and regular cash distributions;
•to preserve and return stockholder capital contributions;
•to realize appreciation in NAV from proactive investment selection and management;
•to provide future opportunities for growth and value creation; and
•to provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.
We will also seek to realize growth in the value of our investment by acquiring our target investments at attractive pricing and timing the sale of our properties to maximize asset value.
While purchases of our properties will be funded with funds received from the proceeds of our offerings, we anticipate incurring mortgage debt (not to exceed 55% of the total value of all of our properties) against individual properties and/or pools of individual properties and pledging such properties as security for that debt to obtain funds to acquire additional properties.
Investment Strategy
Commercial Real Estate
We will seek to primarily acquire a diversified portfolio of income-generating commercial real estate investments throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. These may include multifamily, retail, office, hotel and industrial assets, as well as others, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. Although we have no current intention to do so, we may also invest in commercial real estate properties outside the United States. We intend to acquire assets consistent with our acquisition philosophy by focusing primarily on properties located in primary, secondary and certain select tertiary markets and leased to tenants, at the time we acquire them, with strong financial statements, including investment grade credit quality, and typically subject to long-term leases with defined rental rate increases. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment. We do not designate specific geography or sector allocations for the portfolio; rather we intend to invest in regions or asset classes where we see the best opportunities that support our investment objectives.
To a lesser extent, we may also invest in real estate debt and equity securities and other real estate-related investments to provide current income, portfolio diversification and a source of liquidity for our SRPs, cash management and other purposes.
Other Non-Listed REITs and Real Estate Products or Managers
We believe there will be opportunities to acquire other non-listed REITs and real estate products or managers given the current fragmented nature of the industry. There are many smaller non-listed REITs that have not been able to raise sufficient capital to grow their investment portfolio and provide liquidity to their stockholders. Given their limited alternatives, some of these non-listed REITs may be receptive to potential acquisitions by us. There are also other non-listed real estate products and managers that face similar challenges and may also be receptive to potential acquisitions by us.

Fintech and Proptech Commercial Real Estate Capital Markets & Investment Management
We will also seek to make real estate-related investments in fintech and proptech sectors that enhance real estate capital markets. Within the fintech and proptech sectors, which have garnered significant investment interest in today’s marketplace, we intend to focus on those companies whose core purpose is related to the commercial real estate industry, particularly companies using technology driven platforms and solutions to disrupt or revolutionize the commercial real estate capital markets as well as investment management firms or companies tied to transactional marketplace processes of the industry. We believe these sectors are attractive for multiple reasons:
Large Addressable Commercial Real Estate Market Opportunity. Professionally managed commercial real estate investment represents a significant segment of the global economy, estimated at $9.6 trillion in 2019. Despite the scale of the industry opportunity, commercial real estate has been slower to accept technological change and innovation than almost any other major asset class. We believe this slow adaptation by the industry leaves significant growth potential for technology-driven companies to disrupt the sector and replace its luddite incumbents.
Accelerating Proptech Market Growth. The total global investment in proptech businesses has grown substantially in the recent past, with approximately $66 billion invested in proptech since 2010, of which approximately $63 billion has been invested since 2015 and approximately $43 billion since 2018. We expect this growth to continue over the years to come, given the increased rates of technology adoption we are seeing in the real estate industry.
Accelerating Pace of Technological Innovation. Real estate technology is penetrating the commercial real estate asset class, driving innovation across capital raising, investment management, transactions, and work processes, while also disrupting the middle-man and external-manager heavy laden businesses that currently dominate the real estate industry. We further believe that the impacts of the COVID-19 pandemic on the real estate industry have accelerated the adoption of technology, which we expect will have lasting, transformational effects on the real estate industry.
Crowd Funding
Within the fintech and proptech sectors, we expect crowd funding platforms to be a potential area of focus given our management team’s experience, expertise and operational skills in the crowd funding industry. We define the crowd funding sector as those U.S.-based companies which use an online platform to raise pools of equity or debt capital directly from investors to acquire or lend against a certain asset or company, whether the asset or company be real estate-related or another alternative asset class.
We will seek to provide our stockholders the following benefits:
•a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring and managing a diversified portfolio of real estate properties;
•stable cash flow backed by a portfolio of single tenant net leased real estate assets;
•contractual rental rate increases enabling higher potential distributions and a hedge against inflation;
•insulation from short-term economic cycles resulting from the long-term nature of the tenant leases;
•enhanced stability resulting from strong credit characteristics of tenants; and
•portfolio stability promoted through geographic and product type investment diversification.
There can be no assurance that any of the properties we acquire will result in the benefits discussed above. See Part I, Item 1A. Risk Factors — Risks Related to Investments in Single Tenant Real Estate.
General Acquisition and Investment Policies
We seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. In addition, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential both for appreciation in value and for providing regular cash distributions to our stockholders.

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
Our management has substantial discretion with respect to the selection of specific properties. However, acquisition parameters have been established by our board of directors. In selecting a potential property for acquisition, we consider a number of factors, including, but not limited to, the following:
•tenant creditworthiness;
•lease terms, including length of lease term, scope of landlord responsibilities, if any, and frequency of contractual rental increases;
•projected demand in the area;
•a property’s geographic location and type;
•proposed purchase price, terms and conditions;
•historical financial performance;
•a property’s physical location, visibility, curb appeal and access;
•construction quality and condition;
•potential for capital appreciation;
•demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;
•potential capital reserves required to maintain the property;
•potential for the construction of new properties in the area;
•evaluation of title and ability to obtain satisfactory title insurance;
•evaluation of any reasonable ascertainable risks such as environmental contamination; and
•replacement use of the property in the event of loss of existing tenant (limited special use properties).
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds from our offerings.
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
Description of Leases
We have historically acquired single tenant properties with existing net leases. “Net” leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Most of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. We anticipate that most of our acquisitions will have remaining lease terms of five to 15 years at the time of the property acquisition, and we may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk.
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
There is no limitation on the amount we may borrow for the purchase of any single asset. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 300% of our net assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such increase; however, historically we have limited borrowings to 50% of the value of our tangible assets unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. On March 27, 2020, our independent directors approved an increase in our maximum leverage from 50% to 55% in order to allow us to take advantage of the current low interest rate environment, the relative cost of debt and equity capital, and strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate value of our tangible assets. We may exceed this limit only if any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement).
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

Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title in real property or interests in entities that own and operate real estate. Our investments in crowd funding companies or platforms and other non-listed real estate and real estate-related companies will generally involve acquiring the assets of, or a controlling interest (whether by the way of share purchase, merger, partnership, joint venture or otherwise) in such entities. We may also purchase real estate-related debt and equity securities.
We will generally make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties. See Part I, Item 1A. Risk Factors – General Risks Related to Investments in Real Estate.
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
Conditions to Closing Acquisitions
We perform a diligence review on each property that we purchase. As part of this review, we typically obtain an environmental site assessment for each proposed acquisition (which at a minimum includes a Phase I environmental assessment). We will not close the purchase of any property unless we are generally satisfied with the environmental status of the property. We will also generally seek to condition our obligation to close the purchase of any investment on the delivery of certain documents from the seller. Such documents include, where available and appropriate:
•property surveys and site audits;
•building plans and specifications, if available;
•soil reports, seismic studies and flood zone studies, if available;
•licenses, permits, maps and governmental approvals;
•tenant leases and estoppel certificates;
•tenant financial statements and information, as permitted;
•historical financial statements and tax statement summaries of the properties;
•proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and
•liability and title insurance policies.
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
We may enter into joint ventures with affiliates for the acquisition of properties, but only provided that:
•a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and
•the investments by us and such affiliate are on substantially the same terms and conditions.

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy the property held by the co-ownership structure and allow such co-owners to exchange their interest for our Operating Partnership’s units or to sell their interest to us in its entirety. Entering into joint ventures with affiliates will result in certain conflicts of interest. See Part I, Item 1A. Risk Factors – Risks Related to Conflicts of Interest.
Real Estate Properties and Investments
As of December 31, 2020, we owned 36 operating properties, four properties held for sale, a 72.7% tenant-in-common interest in a Santa Clara, California office property (the “TIC Interest”) and one parcel of land, which currently serves as an easement to one of our office properties. For more information about our real estate investments, see Part I, Item 2. Properties of this Annual Report on Form 10-K.
Investment Highlights
Due the significant economic impacts of the COVID-19 pandemic, primarily significant other demands upon our cash flow including requests for repurchases of stock, as well as tempered demand for commercial real estate property leases during 2020 brought about by the COVID-19 pandemic, we did not acquire any operating properties during the year ended December 31, 2020.
Real Estate Property Dispositions
We generally intend to hold real estate properties we acquire for an extended period, generally in excess of 10 years. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell a real estate property before the end of the expected holding period if we believe the sale of the real estate property would be in the best interests of our stockholders.
The determination of whether a particular real estate property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing and projected economic conditions, rent rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the real estate property to acquire other assets, whether disposition of the real estate property would increase cash flows, and whether the sale of the real estate property would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes.
Due to the COVID-19 pandemic, our primary sources of cash for share repurchase requests from our stockholders, namely cash flow from our operations, net proceeds that result from financing or refinancing our properties and, in limited circumstances, proceeds from our offerings were negatively impacted. To augment these sources of cash for distributions to stockholders and to service our debts, we sold five real estate properties for gross proceeds of $31,096,403 and net proceeds of $13,530,968 after commissions, closing costs and repayments of the related mortgages, resulting in a net gain of $4,139,749 during the year ended December 31, 2020.
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
Other Regulations
The properties we acquire will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure investors that these requirements will not change or that new requirements will not be imposed which would require significant unanticipated expenditures and could have an adverse effect on our financial condition and results of operations.
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

Employees
As of December 31, 2020, we had 19 total and full-time employees.
Principal Executive Offices
Our principal executive offices are located at 120 Newport Center Drive, Newport Beach, California 92660. Our telephone number and website address are (888) 686-6348 and http://www.Modiv.com, respectively.
Available Information
Access to copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.Modiv.com, and/or through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.
ITEM 1A.    RISK FACTORS
Risk Factor Summary
Our business, financial condition and results of operations are subject to numerous risks and uncertainties. Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face and should be read in conjunction with the full risk factors contained below in this “Risk
Factors” section in this Annual Report on Form 10-K.
Risks Related to the Limited Operating History of our Business
•We have only a limited operating history and limited sources of financing, and the prior performance of real estate investment programs sponsored by our Former Sponsor or its affiliates may not be an indication of our future results.
•Because our stockholders will not have the opportunity to evaluate the investments we may make before we make them, we are considered to be a blind pool. We may make investments with which our stockholders do not agree.
•Failure to continue to qualify as a REIT would reduce our net earnings available for investment or distribution.
Risks Related to an Investment in Our Common Stock
•We may be unable to pay or maintain cash distributions or increase distributions over time.
•We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
•If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
•The loss of or the inability to retain or obtain key real estate professionals could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
•The estimated NAV per share of our common stock may not reflect the value that stockholders will receive for their investment.
Risks Related to Conflicts of Interest
•Our officers, directors and our real estate, debt finance, management and accounting professionals face competing demands on their time, and this may cause our operations and stockholders’ investment in us to suffer.

Risks Related to Our Corporate Structure
•Our charter limits the number of shares a person may own and permits our board of directors to authorize the issuance of stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
•Our stockholders may not be able to immediately sell their shares of common stock under our share repurchase program.
•Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
General Risks Related to Investments in Real Estate
•Pandemics or other health crises, such as the recent outbreak of COVID-19, may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
•Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.
•We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to make distributions to stockholders are dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to stockholders.
Risks Related to Investments in Single Tenant Real Estate
•Our current properties will depend upon a single tenant for their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a tenant’s lease termination.
•If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Risks Associated with Debt Financing
•We obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to stockholders.
•Subject to certain restrictions in our charter, we have broad authority to incur debt, and debt levels could hinder our ability to make distributions and decrease the value of stockholders’ investment in us.
Federal Income Tax Risks
•Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to stockholders.
•REIT distribution requirements could adversely affect our ability to execute our business plan.
•To maintain our REIT status, we may be forced to forgo otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce stockholders’ overall return.
•Distributions payable by REITs do not qualify for the reduced tax rates available to individuals under the Tax Cuts and Jobs Act of 2017.
Risks Related to the Impact of the COVID-19 Pandemic on Our Business
•Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.
•The current COVID-19 pandemic, and any future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Risks Related to Our Sponsorship of a SPAC
•Our SPAC may not be successful in completing an IPO of its shares.
•If our SPAC successfully completes its IPO, it may not be successful in completing a business combination within 24 months, or it may complete a business combination that is not successful, and we could lose all of our investment in the SPAC.
Risks Related to the Limited Operating History of our Business
We have only a limited operating history and limited sources of financing, and the prior performance of real estate investment programs sponsored by our Former Sponsor or its affiliates may not be an indication of our future results.
We were incorporated in the State of Maryland on May 15, 2015. As of December 31, 2020, we have only: (i) 36 operating properties (14 of the operating properties were part of the 20 operating properties acquired through the Merger with REIT I on December 31, 2019); (ii) one parcel of land, which currently serves as an easement to one of our office properties; and (iii) one tenant-in-common real estate investment (an approximate 72.7% interest in a 91,740 square foot industrial property located in Santa Clara, California). As of December 31, 2020, based on historical costs, we held $339,459,007 in real estate investments, net of accumulated depreciation and amortization, and $24,585,739 in real estate investments held for sale. The prior performance of our real estate investment programs may not be indicative of our future results. We plan to invest in a diversified portfolio of real estate and real estate-related investments. We also plan to seek to acquire other crowd funding companies or platforms and other non-listed real estate and real estate-related companies or portfolios.
Investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of operations. To be successful in this market, we must, among other things:
•identify and acquire investments that further our investment objectives;
•increase awareness of the brand within the investment products market;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•continue to build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our investors to lose money.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of stockholders' investment will fluctuate with the performance of the specific properties we acquire.
If we are unable to raise substantial funds, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of investments or the percentage of net proceeds we may dedicate to a single investment. Stockholders' investments in the Company will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain relatively fixed third party expenses such as legal, tax and audit, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds could increase our fixed third-party expenses as a percentage of gross income, potentially reducing our net income and cash flow and potentially limiting our ability to make distributions.

Because our stockholders will not have the opportunity to evaluate the investments we may make before we make them, we are considered to be a blind pool. We may make investments with which our stockholders do not agree.
Other than our current properties and real estate investment, we are not able to provide stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the funds we raise, after the payment of fees and expenses, in a diversified portfolio of real estate and real estate-related investments. Our board of directors and management have broad discretion when identifying, evaluating and making such investments. Stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant creditworthiness and stockholders will likewise have no opportunity to evaluate potential tenants. As a result, stockholders must rely on our board of directors and our management to identify and evaluate our investment opportunities, and our board of directors and management may not be able to achieve our business objectives, may make unwise decisions or may make investments with which stockholders do not agree.
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
The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our proprietary online investment platform, www.modiv.com, our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines to the SEC;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•damage our reputation among investors.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to an Investment in Our Common Stock
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows. In addition, if we pay distributions from sources other than our cash flow from operations, we may have less cash available for investments and stockholders' overall return may be reduced.
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
Our ability to achieve our investment objectives and to pay distributions depends upon our performance in the acquisition of investments, including the determination of any financing arrangements. We expect to use a substantial amount of the funds we raise to primarily invest, directly or indirectly through investments in affiliated and non-affiliated entities, in a diversified portfolio of real estate and real estate-related investments. We will also seek to acquire other crowd funding companies or platforms and other non-listed real estate and real estate-related companies or portfolios.
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
In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies. We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
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
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. For example, the COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the economy will perform over the next year.
Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns of large economies outside the United States are likely to negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by the COVID-19 pandemic, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
We plan to rely on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity, or we may not be able to refinance these obligations at terms as favorable as the terms of our current indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our current indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets.

The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage backed securities (“CMBS”) industries and the COVID-19 pandemic. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:
•the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or
•revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
All of these factors could reduce stockholders’ return and decrease the value of an investment in us.
If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
While we intend to diversify our portfolio of investments in the manner described in this Annual Report on Form 10-K, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders. As a result of the Merger with REIT I, 12 of our 36 operating properties, as well as our 72.7% tenant-in-common interest, are located in California, which makes the performance of our properties highly dependent on the health of the California economy.
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
The estimated NAV per share of our common stock may not reflect the value that stockholders will receive for their investment.
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
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:
•a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon a sale of our company;
•our shares of common stock would trade at our estimated NAV per share on a national securities exchange;
•a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;
•another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or
•the methodology used to determine our estimated NAV per share would be acceptable for compliance with Employee Retirement Income Security Act of 1974, as amended (“ERISA”), reporting requirements.

The NAV of our shares will fluctuate over time in response to developments related to the capital raised, future investments, the performance of individual assets in our portfolio, the management of those assets, and the real estate and financial markets.
We have made an investment in, and are sponsoring, a SPAC that may not be successful.
Through MVF, an indirect subsidiary of our taxable REIT subsidiary, we are sponsoring MACS, a SPAC. On January 29, 2021, MVF subscribed for 2,875,000 shares of common stock of MACS for $25,000, with 375,000 shares being cancellable if the underwriters’ over-allotment option is not exercised, which will result in MVF owning 20% of MACS upon completion of the IPO.
MACS publicly filed its registration statement on Form S-1 with the SEC on March 24, 2021 and plans to raise $100,000,000, or $115,000,000 if the over-allotment option is exercised, in its IPO. In connection with the public filing of the Form S-1, MVF deposited $4,500,000 in escrow with the attorneys for MACS. The $4,500,000 will be released from escrow upon completion of the IPO and used to purchase 9,000,000 warrants to purchase additional shares of MACS. Each warrant has the right to purchase 0.5 share of MACS common stock and can be exercised at a strike price of $11.50 per share.
MACS was formed for the purpose of entering into a business combination with one or more businesses or entities, and intends to focus on targets located in North America that are focused on fintech and proptech, with a focus on companies whose core purpose is related to the real estate industry. Within those parameters, MACS intends to pursue a business combination with companies that use technology driven platforms and solutions to disrupt or revolutionize the real estate capital markets, transactional marketplaces and investment management industry.
There is no assurance that the SPAC will be successful in raising capital in its IPO or in completing a business combination for which it seeks to raise capital in the IPO, or that any business combination will be successful. We could lose our entire investment in the SPAC if a business combination is not completed within 24 months of the SPAC's IPO or if the business combination is not successful, which may adversely impact our value.
Risks Related to Conflicts of Interest
Our officers and our real estate, debt finance, management and accounting professionals face competing demands on their time, and this may cause our operations and stockholders’ investment in us to suffer.
We rely on our officers and our real estate, debt finance, management and accounting professionals, including Messrs. Halfacre, Pacini and Wirta, to provide services to us for the day-to-day operation of our business. Our indirect subsidiary, Modiv Advisors, LLC, is the advisor to BRIX REIT and Modiv Divisibles, Inc. (“Modiv Divisibles”), a wholly-owned subsidiary of ours which has not yet begun operations. Messrs. Halfacre and Wirta are also directors of BRIX REIT and Messrs. Halfacre and Pacini are managers of Modiv Divisibles. Our Chief Investment Officer, Mr. Broms, is also the Chief Executive Officer of BRIX REIT, Mr. Pacini is also the Chief Financial Officer of BRIX REIT and Modiv Divisibles, Ms. Sciutto, our Senior Vice President and Chief Accounting Officer, is also the Chief Accounting Officer of BRIX REIT and Modiv Divisibles and Mr. Raney, our Chief Legal and General Counsel, is also the Chief Legal Officer and General Counsel of Modiv Divisibles. These individuals face conflicts of interest in allocating their time among us, BRIX REIT and Modiv Divisibles, as well as other business activities in which they may be involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If these events occur, the returns on our investments, and the value of stockholders' investment in us, may decline.

Our directors' duties to BRIX REIT and Modiv Divisibles could influence their judgment, resulting in actions that may not be in the stockholders’ best interest or that result in a disproportionate benefit to these other programs at our expense.
Our affiliated directors, Messrs. Halfacre and Wirta, are also directors of BRIX REIT and Messrs. Halfacre and Pacini are managers of Modiv Divisibles. The duties of our directors serving on the board of directors of BRIX REIT and Modiv Divisibles may influence their judgment as members of our board of directors when considering issues for us that also may affect the other programs, such as the following:
•We could enter into transactions with BRIX REIT and/or Modiv Divisibles, such as property acquisitions, sales of properties or sales of interests in special purpose entities that own property. Decisions of our board of directors regarding the terms of those transactions may be influenced by our board of directors’ responsibilities to such other programs;
•We could seek to acquire the same or similar assets that Modiv Divisibles is seeking to acquire and be in competition with Modiv Divisibles for investment opportunities;
•We could enter into options or rights of first offer or rights of first refusal with Modiv Divisibles to acquire some of its properties;
•A decision of our board of directors regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other programs advised by our affiliates; and
•A decision of our board of directors regarding whether and when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other programs advised by our affiliates, depending on the price at which our shares trade.
Risks Related to Our Corporate Structure
Our charter limits the number of shares a person may own and permits our board of directors to authorize the issuance of stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares of common stock, unless exempted by our board of directors. In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our Class C common stock and Class S common stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our Class C common stock or Class S common stock.
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries currently intend to register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:
•is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or
•is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).
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
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Our stockholders may not be able to immediately sell their shares of common stock under our share repurchase program.
We do not expect that a secondary market for resale of our shares of common stock will develop, and our ability to repurchase shares of our common stock depends upon the levels of our cash reserves (including distribution reinvestment proceeds), availability under any line of credit that we might have, the pace of new sales of shares of common stock, and our ability to sell properties. There can be no assurance that we will have sufficient cash reserves for share repurchases at all times. In addition, we may not repurchase shares if the repurchase would violate restrictions on the distributions under Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency.
If we must sell properties in order to honor repurchase requests, the repurchase of shares tendered for repurchase could be delayed until we have sold sufficient properties to honor such requests. We expect that the property sale process, if required to honor repurchase requests, could take several months, and we cannot be sure how long it might take to raise sufficient capital from property sales and other sources to honor all such requests. Under the terms of the SRPs, we would honor such repurchase requests on a pro rata basis to the extent that we have cash available for such repurchase requests.
Further, share repurchases under our SRPs for any 12-month period cannot exceed 2% of our aggregate NAV per month, 5% of our aggregate NAV per quarter, or 20% of our aggregate NAV per year. However, we will only repurchase shares if, among other conditions, we have sufficient reserves with which to repurchase such shares and at the same time maintain our then-current plan of operations. In addition, shares of our Class S common stock must be held for one year after they have been issued before we will accept requests for repurchase, and shares of our Class C common stock must be held for six months after they have been issued before we will accept requests for repurchase, except for shares acquired pursuant to our DRP if the stockholder submitting the repurchase request has held its initial investment for at least six months. Upon such presentation, we may, subject to the conditions and limitations described below, repurchase the shares presented to us for cash to the extent we have sufficient funds available to us to fund such repurchase.
The repurchase price for shares of Class C common stock held by the stockholder for less than two years is 98% of the most recent NAV per share. The repurchase price for shares of Class C common stock held by the stockholder for at least two years is the most recent NAV per share. The repurchase price for shares of Class S common stock held by the stockholder for at least one year is the most recent NAV per share.
Stockholders who wish to avail themselves of the SRP for shares of our Class C common stock or Class S common stock must notify us as provided on their on-line dashboard at www.modiv.com. All requests for repurchase must be received by us at least two business days before the end of a month in order for the repurchase to be considered in the following month. Share repurchase requests may be withdrawn, provided that such withdrawal requests are received by us at least two business days prior to the end of a month. Shares will generally be repurchased by the third business day of the following month. Pursuant to our current SRP, share repurchases may be funded by (a) distribution reinvestment proceeds, (b) the prior or future sale of shares, (c) operating cash flow not intended for distributions, (d) indebtedness, including a line of credit and traditional mortgage financing, and (e) asset sales.
Our board of directors may amend, suspend or terminate our SRPs upon 10 days’ notice to our stockholders if: (a) the board of directors believes such action is in our and such stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if the board of directors determines that the funds otherwise available to fund our share repurchases are needed for other purposes; (b) due to changes in law or regulation; or (c) the board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased.
We may, at some future date, seek to list our shares of common stock on a national securities exchange to create a secondary market for our stock, but we have no current plan to do so, and for the foreseeable future stockholders should assume that the only available avenue to sell their shares will be our SRPs described above.

Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our stockholders do not have preemptive rights to any shares we issue in the future. Our charter currently authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares are designated as common stock with 300,000,000 shares being designated as Class C common stock and 100,000,000 shares being designated as Class S common stock. In August 2017, our board of directors increased the number of authorized shares of common stock without stockholder approval to facilitate an offering by us of up to 100,000,000 shares of Class S common stock exclusively to non-U.S. persons as defined under Rule 903 promulgated under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S thereunder. In the future, our board of directors may further increase the number of authorized shares of common stock without stockholder approval. For example, our board of directors may authorize us to: (i) sell additional shares in future public offerings, including through our DRP; (ii) issue equity interests in private offerings; (iii) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; (iv) issue shares of our common stock in connection with the acquisition of another company or its assets; (v) issue units of limited partnership interests of the Operating Partnership, which are convertible into shares of our Class C common stock in connection with a long term incentive plan; or (vi) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuance of shares, the use of the proceeds and the value of our real estate investments, our investors could also experience dilution in the book value and NAV of their shares and in the earnings and distributions per share.
If we are unable to obtain funding for future capital needs, cash distributions to stockholders and the value of our investments could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our DRP, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms, or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to stockholders and could reduce the value of stockholders’ investment in us.
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
Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•providing for a majority requirement for the calling of a special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three or more than 15. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he, she or it would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
•80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
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
Under the terms of the Order, BrixInvest agreed to: (i) cease and desist from committing or causing any future violations of Section 5(b) of the Securities Act and Section 15(a) of the Exchange Act; (ii) pay, and has paid, to the SEC a civil money penalty in the amount of $300,000; and (iii) undertake that any REIT that is or was formed, organized or advised by it, including our Company, will not distribute securities except through a registered broker-dealer. We engaged NCPS as our registered broker-dealer commencing January 2, 2020.

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
General Risks Related to Investments in Real Estate
Pandemics or other health crises, such as the recent outbreak of COVID-19, may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19. The profitability of our retail properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Most of the states in which we operate have issued orders to close certain retail establishments. Such events have adversely impacted tenants’ sales and/or caused the temporary closure or slowdown of our tenants’ businesses, which has severely disrupted their operations and could have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
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
Our operating results and the performance of the properties we acquire are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:
•downturns in national, regional and local economic conditions, particularly a likely recession in response to the COVID-19 virus;
•competition from other commercial developments;
•adverse local conditions, such as oversupply or reduction in demand for commercial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
•vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;
•changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;
•changes in tax (including real and personal property tax), real estate, environmental and zoning laws;
•material failures, inadequacy, interruptions or security failures of the technology on which our operations rely;
•natural disasters such as hurricanes, earthquakes and floods;
•acts of war or terrorism, including the consequences of terrorist attacks;
•a pandemic or other public health crisis (such as the recent COVID-19 virus outbreak);
•the potential for uninsured or underinsured property losses; and
•periods of high interest rates and tight money supply.
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
Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the stockholders’ best interests and, therefore, may have an adverse impact on the value of their shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the stockholders’ best interests.
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
The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments (including bankruptcies and insolvencies caused by the recent COVID-19 pandemic) could seriously harm our operating results and financial condition.
Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant (including tenants whose business and operations are severely impacted by the recent COVID-19 pandemic), unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

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
We may enter into tenants-in-common or other joint ownership structures with third parties to acquire properties and other assets. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
•our co-owner in an investment could become insolvent or bankrupt;
•our co-owner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•our co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or
•disputes between us and our co-owner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.
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
We expect that most of the properties we acquire will be subject to leases requiring the tenants thereunder to be financially responsible for property liability and casualty insurance. However, there are types of losses, generally catastrophic in nature, such as losses due to pandemics such as the COVID-19 pandemic, wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable and/or for which the tenants are not contractually obligated to provide insurance. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.
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
The FASB issued a new accounting standard, effective for reporting periods beginning after December 15, 2018 for public business entities and December 15, 2019 for non-public business entities, that requires companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. Many companies that accounted for certain leases on an ‘‘off balance sheet’’ basis are now required to account for such leases ‘‘on balance sheet.’’ This change removed many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. The new standard could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new standard could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Risks Related to Investments in Single Tenant Real Estate
Our current properties will depend upon a single tenant for their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a tenant’s lease termination.
While we plan to expand our investment criteria to include a diversified portfolio of real estate and real estate-related investments, we initially expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

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
Increases in mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to stockholders.
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
Our charter limits the amount we may borrow to 300% of our net assets. In March 2020, our board of directors approved an increase in our maximum leverage from 50% to 55% to allow us to take advantage of the current low interest rate environment, the relative cost of debt and equity capital, and strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55%. We may exceed this limit only if any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.

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
In addition, as a result of the Merger, if REIT I is determined to have lost its REIT status or not qualified as a REIT prior to the Merger, we will face serious tax consequences that would substantially reduce cash available for distribution, including cash available to pay dividends to our stockholders, because:
•REIT I would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);
•REIT I could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods;
•we would inherit any such liability, including any interest and penalties that have accrued on such federal income tax liabilities;
•we, if we were considered a “successor corporation” under the Internal Revenue Code and applicable Treasury Regulations, could not elect to be taxed as a REIT until the fifth taxable year following the year during which REIT I was disqualified; and
•for up to 5 years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

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
If our stockholders participate in our DRP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for U.S. federal tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•If we elect to treat property that we acquire in connection with certain leasehold terminations as ‘‘foreclosure property,’’ we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% ‘‘prohibited transaction’’ tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain ‘‘safe harbor’’ requirements under the Internal Revenue Code.

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
Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of the shares of our common stock should generally constitute unrelated business taxable income (“UBTI”) to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:
•part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if the shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;
•part of the income and gain recognized by a tax-exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire the shares of our common stock;
•part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as UBTI; and
•part or all of the income and gain recognized by a tax-exempt stockholder with respect to the shares of our common stock would constitute UBTI if we directly or indirectly acquire a residual interest in certain mortgage loan securitization structures (i.e., a “taxable mortgage pool” or a residual interest in a real estate mortgage investment conduit (“REMIC”)).

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

The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Internal Revenue Code. Such rules may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time. In addition, the Tax Cuts and Jobs Act reduced the limit for individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we may invest.
Prospective stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our stock.
Distributions payable by REITs do not qualify for the reduced tax rates available to individuals under the Tax Cuts and Jobs Act of 2017.
The maximum tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Distributions payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, ordinary dividends from REITs are treated as income from a “pass-through” entity and are generally eligible for a 20% deduction against those same ordinary dividends. As a result, the top marginal federal tax rate on REIT dividends is reduced from 37% to 29.6% for individual and trust/estate stockholders.
Dividend income received in respect of our shares and gain from the sale of our shares could be treated as effectively connected income.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of U.S. real property interests (“USRPIs”) generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (1) the distribution is received with respect to a class of shares that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our shares at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market, and, therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our shares generally will not be subject to U.S. federal income taxation unless such shares constitute a USRPI within the meaning of FIRPTA. Our shares will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s shares is held directly or indirectly by non-U.S. stockholders. There can be no assurances that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our shares, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (1) our shares are “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 10% or less of our shares at any time during the five-year period ending on the date of the sale. However, as noted above, we do not anticipate that our shares will be “regularly traded” on an established securities market. We encourage our non-U.S. stockholders to consult an independent tax advisor to determine the tax consequences applicable to them.
If our Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
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
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA, annuity described in Section 408 or 408A of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code, and Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our Class C common stock should satisfy themselves that:
•the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA, including liquidity needs to satisfy minimum and other distribution requirements and tax withholding requirements that may be applicable;
•the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually;
•the investment will not be treated as “plan assets” of its plan or account under ERISA and Department of Labor regulations; and
•the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code or similar applicable law.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. An investor should ensure that this approach to valuation is acceptable to the trustee or custodian of any plan or account before any investment in our shares is made by such plan or account.
Investment in our shares is intended to qualify for an exemption from the plan asset rules under ERISA and the Department of Labor regulations and thus, our assets should not be “plan assets” of the investing plan or account. No assurances, however, can be made that our assets are not treated as “plan assets” of an investing plan or account under ERISA, Section 4975 of the Internal Revenue Code, or similar applicable law. Fiduciaries of plans and accounts should consult with counsel before making an investment in our shares.
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
Risks Related to the Impact of the COVID-19 Pandemic on Our Business
Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Properties:
As of December 31, 2020, we owned 36 operating properties, excluding four properties held for sale and the 72.7% TIC Interest, located in 14 states as follows:

Property and Location (1)	Rentable Square Feet	Property Type	Investment in Real Property, Net, Plus Above-/Below- Market Lease Intangibles, Net	Mortgage Financing (Principal)		Annualized Base Lease Revenue (2)	Acquisition Fee (3)	Lease Expiration (4)		Renewal Options (Number/Years) (4)
Accredo Health, Orlando, FL	63,000	Office	$8,903,818	$8,538,000		$982,170	$5,796	12/31/2024		2/5-yr
Dollar General, Litchfield, ME	9,026	Retail	1,232,108	622,884	(5)	92,960	40,008	9/30/2030		3/5-yr
Dollar General, Wilton, ME	9,100	Retail	1,471,978	627,992	(5)	112,439	48,390	7/31/2030		3/5-yr
Dollar General, Thompsontown, PA	9,100	Retail	1,147,089	627,992	(5)	85,998	37,014	10/31/2030		3/5-yr
Dollar General, Mt. Gilead, OH	9,026	Retail	1,133,110	622,884	(5)	85,924	36,981	6/30/2030		3/5-yr
Dollar General, Lakeside, OH	9,026	Retail	1,056,780	622,884	(5)	81,036	34,875	5/31/2035	(6)	3/5-yr
Dollar General, Castalia, OH	9,026	Retail	1,036,002	622,884	(5)	79,320	34,140	5/31/2035	(6)	3/5-yr
Dana, Cedar Park, TX	45,465	Industrial	5,498,515	4,466,865		780,000	274,200	7/31/2022	(7)	2/5-yr
Northrop Grumman, Melbourne, FL	107,419	Office	10,755,205	5,518,589		1,269,693	398,100	5/31/2026	(6)	1/5-yr
exp US Services, Maitland, FL	33,118	Office	5,986,521	3,321,931		779,805	200,837	11/30/2026		2/5-yr
Wyndham, Summerlin, NV	41,390	Office	9,905,493	5,607,000	(8)	889,804	390,906	2/28/2025		1/5-yr
Williams Sonoma, Summerlin, NV	35,867	Office	7,452,628	4,438,200	(8)	681,955	239,880	10/31/2022		None
Omnicare, Richmond, VA	51,800	Industrial	6,711,715	4,193,171		579,974	217,678	5/31/2026		1/5-yr
EMCOR, Cincinnati, OH	39,385	Office	5,583,804	2,811,539		491,712	177,210	2/28/2027		2/5-yr
Husqvarna, Charlotte, NC	64,637	Industrial	11,024,418	6,379,182		855,637	348,000	6/30/2027	(9)	2/5-yr
AvAir, Chandler, AZ	162,714	Industrial	25,246,766	19,950,000		2,228,536	795,000	12/31/2032		2/5-yr
3M, DeKalb, IL	410,400	Industrial	13,137,126	8,166,000		1,186,056	456,000	7/31/2022		1/5-yr
Cummins, Nashville, TN	87,230	Office	13,850,551	8,332,200		1,420,213	465,000	2/28/2023		3/5-yr
Northrop Grumman Parcel, Melbourne, FL	—	Land	329,410	—		—	9,000	—		—
Texas Health, Dallas, TX	38,794	Office	7,008,583	4,363,203		545,894	222,750	12/31/2025		None
Bon Secours, Richmond, VA	72,890	Office	10,210,772	5,180,552		800,644	313,293	8/31/2026		None
Costco, Issaquah, WA	97,191	Office	27,441,604	18,850,000		2,186,798	870,000	7/31/2025	(10)	1/5-yr
Taylor Fresh Foods, Yuma, AZ	216,727	Industrial	24,964,055	12,350,000		1,584,858	741,000	9/30/2033		None
Levins, Sacramento, CA	76,000	Industrial	4,449,897	2,032,332		299,220	—	8/20/2023		2/5-yr
Dollar General, Bakersfield, CA	18,827	Retail	4,977,336	2,268,922		328,250	—	7/31/2028		3/5-yr
PMI Preclinical, San Carlos, CA	20,800	Industrial	9,971,393	4,020,418		620,052	—	10/31/2025		2/5-yr
GSA (MHSA), Vacaville, CA	11,014	Office	3,130,381	1,752,092		340,987	—	8/24/2026		None
PreK Education, San Antonio, TX	50,000	Retail	12,285,285	5,037,846		825,000	—	7/31/2021		2/8-yr
Dollar Tree, Morrow, GA	10,906	Retail	1,331,111	—		103,607	—	7/31/2025		3/5-yr
Solar Turbines, San Diego, CA	26,036	Office	7,066,559	2,777,552		534,179	—	7/31/2023		None
Wood Group, San Diego, CA	37,449	Industrial	9,599,435	3,397,371		733,396	—	2/28/2026		2/5-yr
ITW Rippey, El Dorado Hills, CA	38,500	Industrial	7,051,102	3,039,777		528,615	—	7/31/2022		1/3-yr
Dollar General, Big Spring, TX	9,026	Retail	1,191,935	599,756		86,041	—	6/30/2030		3/5-yr
Gap, Rocklin, CA	40,110	Office	8,212,736	3,569,990		582,397	—	2/28/2023		1/5-yr
L-3 Communications, Carlsbad, CA	46,214	Industrial	11,515,683	5,185,929		787,789	—	4/30/2022		2/3-yr
Sutter Health, Rancho Cordova, CA	106,592	Office	30,163,857	13,879,655		2,112,777	—	10/31/2025		3/5-yr
Walgreens, Santa Maria, CA	14,490	Retail	5,676,983	3,172,846		369,000	—	3/31/2032		8/5-yr
	2,128,295		$317,711,744	$176,948,438		$26,052,736	$6,356,058
(1)Each of the properties was 100% occupied by a single tenant at the time of acquisition and has remained 100% occupied by that tenant through December 31, 2020, except for the Dana property, which is currently vacant.

(2)Annualized base lease revenue is calculated based on the contractual monthly base rent, excluding rent abatements, at December 31, 2020, multiplied by 12.
(3)The acquisition fee was paid to our Former Advisor in connection with the acquisition of a property. The fee was equal to 3.0% of the contract purchase price of a property, as defined in the Advisory Agreement.
(4)Represents the end of the non-cancelable lease term, assuming no early termination rights or renewals are exercised unless otherwise noted.
(5)There is one loan for these six Dollar General properties and the amounts shown in this schedule are based on the pro-rata investment in the six properties. The deeds of trust contain cross-collateralization and cross-default provisions.
(6)Reflects extension of lease subsequent to December 31, 2020 (see Notes 4 and 11 to our consolidated financial statements in this Annual Report on Form 10-K).
(7)Effective August 1, 2020, we executed an amendment for the early termination of the Dana lease changing the expiration from July 31, 2024 to July 31, 2022 in exchange for an early termination payment of $1,381,767 due on July 31, 2022 and continued rent payments of $65,000 per month from August 1, 2020 through July 1, 2022. In the event that we are able to re-lease or sell the Dana property prior to July 31, 2022, Dana is obligated to continue paying rent of $65,000 per month through July 1, 2022 or may elect to pay a cash lump sum to us equal to the net present value of the remaining rent payments.
(8)The loans for each of the Wyndham and Williams Sonoma properties located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing; in addition, the individual loans are subject to a cross-collateralization and cross-default agreement whereby any default under, or failure to comply with the terms of any one loan is an event of default under the terms of both loans. The value of the property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.
(9)    The tenant’s right to cancel the lease on June 30, 2025 was not determined to be probable for financial accounting purposes.
(10)    The tenant’s right to cancel the lease on July 31, 2023 was not determined to be probable for financial accounting purposes.
Lease Expirations:
The following tables reflect lease expirations with respect to our properties as of December 31, 2020:

Year	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Cumulative Percentage of Leased Square Footage Expiring	Annualized Base Rent Expiring (1)	Percentage of Annualized Base Rent Expiring	Cumulative Percentage of Annualized Base Rent Expiring
2021	1	50,000	7.4%	7.4%	$825,000	3.1%	3.1%
2022	4	530,232	24.9%	32.3%	3,176,626	12.2%	15.3%
2023	4	229,376	10.8%	43.1%	2,836,009	10.9%	26.2%
2024	1	63,000	3.0%	46.1%	982,170	3.8%	30.0%
2025	6	315,673	14.8%	60.9%	6,458,931	24.8%	54.8%
2026	6	313,690	9.7%	70.6%	4,504,498	17.3%	72.1%
2017	2	104,022	4.9%	75.5%	1,347,349	5.2%	77.3%
2028	1	18,827	0.9%	76.4%	328,250	1.2%	78.5%
2029	—	—	—%	76.4%	—	—%	78.5%
2030	6	91,492	5.1%	81.5%	1,251,152	4.8%	83.3%
Thereafter	5	411,983	18.5%	100.0%	4,342,751	16.7%	100.0%
Total	36	2,128,295	100.0%		$26,052,736	100.0%
(1)Annualized lease revenue is calculated based on the contractual monthly base rent at December 31, 2020 multiplied by 12.

Investments:
As of December 31, 2020, we had the following other real estate investment:

TIC Interest	Investment Balance
Santa Clara Property – an approximate 72.7% TIC Interest (1)	$10,002,368
(1)This office property was acquired in 2017 and has approximately 91,740 rentable square feet. The purchase price was $29,625,075, including closing costs. The annualized base lease revenue is $1,981,584. The acquisition fee was $861,055, of which $626,073 was paid by us and the balance was paid by the other tenant-in-common owners of the property. The tenant's lease expiration date is March 16, 2026 and the lease provides for three five-year renewal options.
Additional information about our other real estate investments is included in Note 5 to our consolidated financial statements in this Annual Report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 10 - Commitments and Contingencies - Legal Matters to our consolidated financial statements in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of February 28, 2021, we had 7,659,424 shares (adjusted for the 1:3 reverse stock split) of Class C common stock outstanding held by a total of 7,668 stockholders of record and 63,029 shares (adjusted for the 1:3 reverse stock split) of Class S common stock outstanding held by nine stockholders.
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
Estimated NAV Per Share
Overview
On January 27, 2021, the audit committee of our board of directors recommended, and our board of directors unanimously approved and established, an updated estimated NAV per share of our Class C common stock and Class S common stock of $23.03 (unaudited and adjusted for the 1:3 reverse stock split) based on the estimated market value of our assets less the estimated market value of our liabilities, divided by the number of fully-diluted Class C and Class S shares outstanding as of December 31, 2020, adjusted to reflect the Company’s 1:3 reverse stock split which was effective on February 1, 2021. The updated estimated NAV per share as of December 31, 2020 first appeared on investor dashboards on February 1, 2021. Our board of directors previously approved an estimated NAV per share of our common stock of $21.01 (unaudited and adjusted for the 1:3 reverse stock split) as of April 30, 2020 and $30.48 (unaudited and adjusted for the 1:3 reverse stock split) as of December 31, 2019. We intend to begin to publish an updated estimated NAV per share on at least quarterly basis within 45 days after the end of each quarter, barring extenuating circumstances. Additional information on the determination of our estimated NAV per share, including the process used to determine our estimated NAV per share, can be found in our Current Report on Form 8-K filed with the SEC on January 29, 2021.
Class C Common Stock (Registered Offerings)
All subscriptions that were received in good order and fully funded by the close of business on January 27, 2021 (prior to the most recent estimated per share NAV established by our board of directors) were processed using the $21.01 per share (unaudited and adjusted for the 1:3 reverse stock split) offering price. Effective January 27, 2021, the board of directors terminated the Follow-on Offering.
Class S Common Stock (Class S Offering)
Commencing on February 1, 2021, the offering price for shares of our Class S common stock offered exclusively to non-US persons pursuant to an exemption from the registration requirements of the Securities Act, under and in accordance with Regulation S of the Securities Act, is $23.03 per share (unaudited and adjusted for the 1:3 reverse stock split), plus the amount of any applicable upfront commissions and fees. Our board of directors will adjust the offering price during the course of the Class S Offering on a quarterly basis to equal our most recently published NAV per share, plus the amount of any applicable upfront commissions and fees.

Historical Estimated NAVs per Share (Unaudited)
The historical reported estimated NAVs per share of our common stock (unaudited) approved by the board of directors is set forth below (adjusted for the 1:3 reverse stock split):

Estimated NAV per Share (Unaudited)	Effective Date of Valuation	Filing with the SEC
$23.03	December 31, 2020	January 29, 2021
$21.01	April 30, 2020	May 22, 2020
$30.81	December 31, 2019	January 31, 2020
$30.48	December 31, 2018	January 14, 2019
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
Use of Proceeds from Sales of Registered Securities
On June 1, 2016, the Initial Registered Offering was declared effective by the SEC, and on July 20, 2016, we began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, we sold shares of our Class C common stock directly to investors. Commencing in August 2017, we began selling shares of Class C common stock to U.S. persons only, as defined under the Securities Act, as a result of the commencement of the Class S Offering to non-U.S. Persons. Under applicable SEC rules, the registration statement for the Initial Registered Offering was scheduled to terminate on June 1, 2019, but remained effective because the Company filed a new registration statement on Form S-11 for the Follow-on Offering with the SEC on May 24, 2019 to extend the Initial Registered Offering in accordance with Rule 415 of the Securities Act. The Company’s initial registration statement on Form S-11 terminated when the Follow-on Offering was declared effective by the SEC on December 23, 2019. Effective January 27, 2021, the board of directors terminated the Follow-on Offering. In connection with the termination of the Follow-on Offering, the Company stopped accepting investor subscriptions on January 22, 2021. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021. On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C common stock to be issued pursuant to the 2021 DRP Offering. We commenced offering shares of Class C common stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering.
Through December 31, 2020, we had sold 6,627,934 shares (adjusted for the 1:3 reverse stock split) of Class C common stock in the Registered Offerings, including 790,479 shares (adjusted for the 1:3 reverse stock split) of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $197,527,817.
Through December 31, 2019, we had paid a total of $5,371,195 to our Former Sponsor as reimbursement for organizational and offering costs for the Class C common stock, which reimbursement was subject to a limit of 3% of gross offering proceeds. Pursuant to an amendment of the Advisory Agreement, the Company agreed to pay all future organizational and offering costs, and to no longer be reimbursed by the Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for the Former Sponsor's agreement to terminate its right to receive 3% of all offering proceeds as reimbursement for organizational and offering costs paid by the Former Sponsor.
Effective January 27, 2021, our board of directors terminated the Follow-on Offering. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021.
Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $287,732,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $7,666,690 and $696,150 were used to pay acquisition fees and financing coordination fees to our Former Advisor, respectively. Our Former Sponsor was reimbursed for $5,429,105 of organizational and offering costs, including $57,910 of organizational and offering costs related to our Class S common stock. See Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for details about fees paid to affiliates.

Unregistered Sales of Equity Securities
During the three months ended December 31, 2020, we issued 3,810 shares (adjusted for the 1:3 reverse stock split) of Class C common stock to our directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.
During the three months ended December 31, 2020, we also issued 257 shares (adjusted for the 1:3 reverse stock split) of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $5,407. Such issuances were made in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.
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
Subject to stockholder approval of planned amendments to our charter, we plan to pay a 13th distribution if our AFFO exceeds 100% of distributions declared for the year ending December 31, 2021. Any 13th distribution would be declared by our board of directors during January 2022 and be based on the outstanding shares held by stockholders on the declaration date using the following formula: (i) the daily amount of the 13th distribution divided by 365 days (ii) multiplied by the number of days such shares were held by such stockholder from January 1, 2021 through December 31, 2021. Stockholders will only be eligible for any 13th distribution declared by the board of directors if they hold such shares on the declaration date in January 2022.
During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and from time- to-time during our operational state, we may not pay distributions solely from operations. Historically, the sources of cash used to pay our distributions have been from net rental income received and deferral of management fees, if so elected by our Former Advisor through December 31, 2019. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. In connection with the extension of the lease term of some existing properties, we may agree to pay a lease extension fee. During the period of any rent abatement on properties that we acquire or in relation to lease extension fees we pay, we may be unable to fully fund our distributions from net rental income received. In that event, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price or pay lease extension fees.

Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows for the years ended December 31, 2020 and 2019:

					Cash Flows Provided by (Used in) Operating Activities		Sources of Distribution Payment
Period (1)	Total Distributions Declared	Distributions Declared Per Share					Net Rental Income Received	Waived Advisor Asset Management Fees	Deferred Advisor Asset Management Fees	Offering Proceeds (10)
			Distributions Paid
			Cash	Reinvested
2020:
First Quarter 2020 (2)	$4,189,102	$0.523018	$1,379,751	$2,360,514	$1,947,505	(*)	$4,189,102	(11)	(11)	$—
Second Quarter 2020 (3)	3,270,291	0.407691	1,710,514	2,304,199	(774,533)	(*)	3,270,291	(11)	(11)	—
Third Quarter 2020 (4)	2,135,815	0.264656	981,432	1,150,452	2,638,676		2,135,815	(11)	(11)	—
Fourth Quarter 2020 (5)	2,106,620	0.264656	947,519	1,143,369	1,765,192		2,106,620	(11)	(11)	—
2020 Totals	$11,701,828	$1.460021	$5,019,216	$6,958,534	$5,576,840	(*)	$11,701,828			$—
2019:
First Quarter 2019 (6)	$2,388,694	$0.527625	$552,134	$1,763,630	$773,736		$2,388,694	$—	$—	$—
Second Quarter 2019 (7)	2,605,268	0.527625	630,184	1,900,893	2,112,395		2,605,268	—	—	—
Third Quarter 2019 (8)	2,784,235	0.527625	719,257	2,020,768	1,677,064	(*)	2,784,235	—	—	—
Fourth Quarter 2019 (9)	2,807,322	0.527625	2,116,411	667,391	185,709	(*)	2,807,322	—	—	—
2019 Totals	$10,585,519	$2.110500	$4,017,986	$6,352,682	$4,748,904	(*)	$10,585,519	$—	$—	$—
(*)    Includes non-recurring Merger costs of $201,920 included in general and administrative expenses for the year ended December 31, 2020 ($193,460 during the quarter ended March 31, 2020 and $8,460 during the quarter ended June 30, 2020) and $1,468,913 for the year ended December 31, 2019 ($800,359 during the quarter ended September 30, 2019 and $668,554 during the quarter ended December 31, 2019).
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
(4)The distribution of $674,837 for the month of September 2020 was declared in May 2020 and paid on October 26, 2020. The amount was recorded as a liability as of September 30, 2020.
(5)The distribution of $690,569 for the month of December 2020 was declared in September 2020 and paid on January 22, 2021. The amount was recorded as a liability as of December 31, 2020.
(6)The distribution of $821,300 for the month of March 2019 was declared in February 2019 and paid on April 25, 2019. The amount was recorded as a liability as of March 31, 2019.
(7)The distribution of $896,291 for the month of June 2019 was declared in February 2019 and paid on July 25, 2019. The amount was recorded as a liability as of June 30, 2019.
(8)The distribution of $937,863 for the month of September 2019 was declared in August 30, 2019 and paid on October 25, 2019. The amount was recorded as a liability as of September 30, 2019.
(9)The distribution of $966,491 for the month of December 2019 was declared in August 30, 2019 and paid on January 25, 2020. The amount was recorded as a liability as of December 31, 2019.
(10)In connection with the acquisition of some properties, we may negotiate a reduced purchase price for the acquired property in an amount that equals an agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received and waivers or deferrals of Advisor asset management fees. In connection with the extension of the lease term of some existing properties, we may agree to pay a lease extension fee. In those events, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price or the amounts extend a lease term by payment of an extension fee.
(11)Subsequent to the Self-Management Transaction on December 31, 2019, asset management fees are not applicable.

Distributions are paid on a monthly basis. For the year ended December 31, 2020, distributions paid to our stockholders were 0% ordinary income, 0% capital gain and 100% return of capital/non-dividend distribution. For the year ended December 31, 2019, distributions paid to our stockholders were 18.1% ordinary income, 0% capital gain and 81.9% return of capital/non-dividend distribution. The following presents the U.S. federal income tax characterization of the distributions paid in 2020 and 2019 (adjusted for the 1:3 reverse stock split):

	Years Ended December 31,
	2020	2019
Ordinary income	$—	$0.3825
Non-taxable distribution	1.4600	1.7280
Total	$1.4600	$2.1105
Distributions to stockholders were declared and paid based on daily record dates at rates per share per day. The distribution rate details are as follows:

Distribution Period	Rate Per Share Per Day (1)(2)	Declaration Date	Payment Date
2021:
January 1-31	$0.00287670	December 9, 2020	February 25, 2021
February 1-28	$0.00287670	January 27, 2021	March 25, 2021
March 1-31	$0.00287670	January 27, 2021	April 26, 2021 (3)
April 1-30	$0.00287670	March 25, 2021	May 25, 2021 (3)
May 1-31	$0.00287670	March 25, 2021	June 25, 2021 (3)
June 1-30	$0.00287670	March 25, 2021	July 26, 2021 (3)

2020:
January 1-31	$0.00576630	December 18, 2019	February 25, 2020
February 1-29	$0.00573771	January 24, 2020	March 25, 2020
March 1-31	$0.00573771	January 24, 2020	April 27, 2020
April 1-30	$0.00573771	January 24, 2020	May 26, 2020
May 1-31	$0.00481479	May 20, 2020	June 25, 2020
June 1-30	$0.00287670	May 20, 2020	July 27, 2020
July 1-31	$0.00287670	May 20, 2020	August 25, 2020
August 1-31	$0.00287670	May 20, 2020	September 25, 2020
September 1-30	$0.00287670	May 20, 2020	October 26, 2020
October 1-31	$0.00287670	September 30, 2020	November 25, 2020
November 1-30	$0.00287670	September 30, 2020	December 28, 2020
December 1-31	$0.00287670	September 30, 2020	January 22, 2021
(1)Adjusted for the 1:3 reverse stock split.
(2)The distribution paid per share of Class S common stock is net of deferred selling commissions.
(3)Expected payment date of distribution.
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

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Part I, Item 1A. Risk Factors. Those factors include: (a) our ability to continue to raise capital to make additional investments; (b) the future operating performance of our current and future real estate investments in the existing real estate and financial environment; (c) our ability to identify additional real estate investments that are suitable to execute our investment objectives; (d) the success and economic viability of our tenants; (e) our ability to refinance existing indebtedness at comparable terms; (f) changes in interest rates on any variable rate debt obligations we incur; and (g) the level of participation in our DRPs. In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease.
Distribution Reinvestment Plans
Pursuant to the terms of our DRPs, distributions (excluding those our board of directors designates as ineligible for reinvestment through the DRPs) will be reinvested in shares of our Class C and Class S common stock at a price equal to the most recently disclosed estimated NAV per share, as determined by our board of directors. Accordingly, shares of our Class C and Class S common stock issued pursuant to the DRPs were issued for $30.48 per share (unaudited and adjusted for the 1:3 reverse stock split) from February 1, 2019 until January 31, 2020, $30.81 per share (unaudited and adjusted for the 1:3 reverse stock split) commencing February 1, 2020 until May 31, 2020, and $21.01 (unaudited and adjusted for the 1:3 reverse stock split) from June 1, 2020 to January 31, 2021, and will be issued for $23.03 per share (unaudited and adjusted for the 1:3 reverse stock split) commencing on February 1, 2021.
On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C common stock to be issued pursuant to the amended and restated DRP. We commenced offering shares of Class C common stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering.
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
Share Repurchase Programs
In accordance with the Class C SRP, prior to February 1, 2021, the per share repurchase price for shares of Class C common stock depended on the length of time the redeeming stockholder had held such shares as follows:
(i)less than one year from the purchase date, 97% of the most recently published NAV per share;
(ii)after at least one year but less than two years from the purchase date, 98% of the most recently published NAV per share;
(iii)after at least two years but less than three years from the purchase date, 99% of the most recently published NAV per share; and
(iv)after three years from the purchase date, 100% of the most recently published NAV per share.
Effective February 1, 2021, the per share repurchase price for shares of Class C common stock depends on the following length of time the redeeming stockholder has held such shares:
(i)    less than two years from the purchase date, 98% of the most recently published NAV per share; and
(ii)    after at least two years from the purchase date, 100% of the most recently published NAV per share.
Repurchase requests submitted on or prior to January 22, 2021 were processed using the NAV of $21.01 per share (unaudited and adjusted for the 1:3 reverse stock split). For repurchase requests submitted after February 1, 2021, the estimated NAV of $23.03 per share (unaudited and adjusted for the 1:3 reverse stock split) shall serve as the most recently published NAV per share for purposes of the SRP applicable to shares of Class C common stock.

Shares of Class S common stock are not eligible for repurchase unless they have been held for at least one year. After this holding period has been met, shares of Class S common stock can be repurchased at the most recently published NAV per share. Therefore, repurchase requests submitted on or prior to January 22, 2021 were processed using the NAV of $21.01 per share (unaudited and adjusted for the 1:3 reverse stock split). For repurchase requests submitted after February 1, 2021, the estimated NAV of $23.03 per share (unaudited and adjusted for the 1:3 reverse stock split) shall serve as the most recently published NAV per share for purposes of the SRP applicable to shares of Class S common stock.
Limitations on Repurchase
We may, but are not required to, use available cash not otherwise dedicated to a particular use to pay the repurchase price, including cash proceeds generated from the DRP, securities offerings, operating cash flow not intended for distributions, debt financing and asset sales. We cannot guarantee that we will have sufficient available cash to accommodate all repurchase requests made in any given month.
In addition, we may not repurchase shares in an amount that would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Additional limitations on share repurchases under the SRPs are discussed below.
•Repurchases per month are limited to no more than 2% of our most recently determined aggregate NAV, which we currently intend to calculate on a quarterly basis within 45 days after the end of each quarter, barring any extenuating circumstances (and calculated as of the last day of the immediately preceding quarter). Repurchases for any calendar quarter will be limited to no more than 5% of our most recently determined aggregate NAV, which means we will be permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of our aggregate NAV in any 12-month period.
•The foregoing repurchase limitations will be based on “net repurchases” during a quarter or month, as applicable. The term “net repurchases” means the excess of our share repurchases (capital outflows) over the proceeds from the sale of our shares (capital inflows) for a given period. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of our most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the current offering (including purchases pursuant to our DRPs) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.
•While we currently intend to calculate the foregoing repurchase limitations on a net basis, our board of directors may choose whether the 5% quarterly limit will be applied to “gross repurchases,” meaning that amounts paid to repurchase shares would not be netted against capital inflows. If repurchases for a given quarter are measured on a gross basis rather than on a net basis, the 5% quarterly limit could limit the number of shares repurchased in a given quarter despite us receiving a net capital inflow for that quarter.
•In order for our board of directors to change the basis of repurchases from net to gross, or vice versa, we will provide notice to our stockholders in a current or periodic report filed with the SEC, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross or net basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.
During the year ended December 31, 2020, we received valid repurchase requests under our SRPs totaling approximately 2,689,138 shares of common stock (adjusted for the 1:3 reverse stock split), including resubmitted requests which were previously declined when we honored partial requests, of which we repurchased approximately 690,869 shares (adjusted for the 1:3 reverse stock split) as of December 31, 2020 for approximately $17,576,261 (at an average repurchase price of $25.44 per share, as adjusted for the 1:3 reverse stock split). From inception of the Initial Registered Offering through December 31, 2020, we repurchased 1,482,188 shares (adjusted for the 1:3 reverse stock split) of common stock for approximately $41,074,457.

During the period October 2020 to December 2020, the Company received share repurchase requests and repurchased shares as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
October 2020	$5,907,195	November 4, 2020	$1,537,198
November 2020	$6,169,549	December 3, 2020	$1,491,664
December 2020	$4,304,962	January 6, 2021	$2,980,560
(1)    Included extraordinary circumstance repurchases and after applicable administrative fees for shares held less than three years.
The following table summarizes our repurchase activity under our SRPs for our common stock for the three months ended December 31, 2020, including shares of our Class S common stock in September 2020.

Repurchases (1)(2)(3)	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Dollar Value of Shares Available That May Be Repurchased Under the Program
October 2020	66,552	$20.94	65,115	(4)
November 2020	73,200	$21.00	73,200	(4)
December 2020	71,429	$20.88	71,429	(4)
Total	211,181	$20.94	209,743	(4)
(1)We generally repurchase shares within three business days following the end of the applicable month in which requests were received and not withdrawn.
(2)The shares of common stock repurchased in each month were requested for repurchase in the prior month.
(3)Adjusted for the 1:3 reverse stock split on February 1, 2021.
(4)A description of the maximum number of shares that may be purchased under our SRPs is included in the narrative preceding this table.
Procedures for Repurchase
Qualifying stockholders who desire to have their shares repurchased by us would have to give notice as provided on their personal on-line dashboard at www.modiv.com. All requests for repurchase must be received by us at least two business days prior to the end of a month in order for the repurchase to be considered in the following month. Stockholders may also withdraw a previously made request to have shares repurchased but must do so at least two business days prior to the end of a month. We will generally repurchase shares on the third business day after the end of a month in which a request for repurchase was received and not withdrawn. We cannot guarantee that we will have sufficient available cash to accommodate any or all repurchase requests made in any given month.
If, as a result of a request for repurchase, a stockholder will own shares of our Class C common stock or our Class S common stock having a value of less than $1,000 (based on our most recently-published offering price per share), we reserve the right to repurchase all of the shares of Class C common stock or Class S common stock owned by such stockholder.
As noted above, we may use cash not otherwise dedicated to a particular use to fund repurchases under the SRPs. However, our management has the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that we lack readily available funds to do so due to market conditions beyond our control, our need to main liquidity for our operations or because our management determines that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. Any determination to repurchase fewer shares than have been requested to be repurchased may be made immediately prior to the applicable date of repurchase.

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
If we do not repurchase all shares presented for repurchase in a given period, then all unsatisfied repurchase requests must be resubmitted at the start of the next month or quarter, or upon the recommencement of the SRP (in the event of its suspension), as applicable, to be eligible for repurchase in a later month. Within three business days after a stockholder repurchase request becomes fully or partially unsatisfied, we will notify the stockholder by email that the unsatisfied portion of the request must be resubmitted.
Amendment, Suspension or Termination of Program and Notice
Our board of directors may amend, suspend or terminate the SRPs without stockholder approval upon 10 days’ notice, if our directors believe such action is in our and our stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if board of directors determines that the funds otherwise available to fund our SRPs are needed for other purposes. The SRPs will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend or terminate the SRPs due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. Material modifications, including any reduction to the monthly or quarterly limitations on repurchases, and suspensions of the SRPs, will be promptly disclosed (i) in a supplement or amendment to our prospectus or private placement memorandum, if applicable, (ii) in a current or periodic report filed with SEC, and (iii) on our website.
ITEM 6.    SELECTED FINANCIAL DATA
The following is selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, which should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	December 31,
Balance sheet data	2020	2019	2018	2017	2016
Real estate investments, net (1)	$339,459,007	$413,924,282	$238,924,160	$149,759,638	$36,275,665
Real estate investment held for sale, net (1)	24,585,739	—	—	—	—
Goodwill, net (2)	17,320,857	50,588,000	—	—	—
Intangible assets, net (2)	5,127,788	7,700,000	—	—	—
Total assets	407,433,014	490,917,263	252,425,902	157,073,447	41,302,560
Mortgage notes payable, net (3)	9,088,438	194,039,207	122,709,308	60,487,303	7,113,701
Mortgage notes payable related to real estate investments held for sale, net (3)	175,925,918	—	—	—	—
Unsecured credit facility, net	5,978,276	7,649,861	8,998,000	12,000,000	10,156,685
Total liabilities	217,180,778	236,675,009	143,332,182	77,777,232	18,874,794
Redeemable common stock (4)	7,365,568	14,069,692	6,000,951	46,349	196,660
Total equity	182,886,668	240,172,562	103,092,769	79,249,866	22,231,106
(1)    During the year ended December 31, 2020, we sold five real estate investments with an aggregate carrying value of $24,067,388 for a net gain of $4,139,749 and recorded impairment charges of $10,267,625 to six of our real estate investments primarily as a result of the COVID-19 pandemic as described in Notes 1, 3 and 4 to our consolidated financial statements in this Annual Report on Form 10-K. On December 31, 2019, we completed the Merger with REIT I resulting in the acquisition of 20 properties, primarily in California.
(2)    During the year ended December 31, 2020, we recorded impairment charges of $33,267,143 to goodwill and $1,305,260 to intangible assets as a result of the COVID-19 pandemic as described in Notes 1, 3 and 4 to our consolidated financial statements in this Annual Report on Form 10-K.
(3)    Changes from prior year relate primarily to notes payable on the five real estate investments sold as discussed in (1) above.
(4)    Redeemable common stock as of the balance sheet date is a contingent obligation which reflects the maximum amount of common stock that could be repurchased during the first quarter following the balance sheet date.

	Years Ended December 31,
Operating data	2020	2019	2018	2017	2016
Total revenues	$38,903,430	$24,544,958	$17,984,625	$7,390,206	$861,744
Net loss (1)	$(49,141,910)	$(4,415,992)	$(1,801,724)	$(868,484)	$(1,237,441)
Other data:
Cash flows provided by (used in) operations	$5,576,840	$4,748,904	$5,881,889	$3,790,837	$(672,132)
Cash flows provided by (used in) investing activities	$24,778,295	$(29,602,469)	$(92,019,684)	$(115,593,935)	$(37,155,065)
Cash flows (used in) provided by financing activities	$(28,914,535)	$23,034,567	$90,710,968	$112,308,480	$41,303,755
Per share data:
Distributions declared per common share per the period:
Class C common stock	$1.4600	$2.1105	$2.1105	$2.1000	$0.9600
Class S common stock (2)	$1.4600	$2.1105	$2.1105	$0.5250	$—
Net loss per common share – basic and diluted (see Note 2 to our consolidated financial statements) (3)	$(6.14)	$(0.88)	$(0.48)	$(0.45)	$(8.67)
Weighted-average number of common shares outstanding, basic and diluted (3)	8,006,276	5,012,158	3,689,955	1,994,310	142,752
(1)Included impairment charges of $10,267,625, $33,267,143 and $1,305,260 related to our real estate investments, goodwill and intangible assets, respectively, as a result of the COVID-19 pandemic, net gain of $4,139,749 on sale of five real estate investments and lease termination expense of $1,039,648.
(2)The distribution paid per share of Class S common stock is net of deferred selling commissions.
(3)Adjusted for the 1:3 reverse stock split.
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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We have only a limited prior operating history, and the prior performance of our real estate investments may not be indicative of our future results.
•We are subject to risks associated with deteriorating economic conditions resulting from the COVID-19 pandemic and related disruptions in the real estate markets.
•The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, operations and liquidity is uncertain as of the filing date of this Annual Report on Form 10-K and may continue to have an adverse impact on our business and results of operations.

•We may be considered a “blind pool” because we have not identified additional properties to be acquired, and any potential acquisitions cannot be considered probable. As a result, stockholders will not be able to evaluate the economic merits of our future investments prior to their purchase. We may be unable to invest stockholders’ capital on acceptable terms to investors, or at all.
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
•The only sources of cash for distributions to investors will be cash flow from our operations (including sales of properties) or any net proceeds that result from financing or refinancing our properties or proceeds from capital we raise.
•We may not generate cash flows sufficient to pay distributions to stockholders or meet our debt service obligations.
•We may be affected by risks resulting from losses in excess of insured limits.
•We may fail to qualify as a REIT for U.S. federal income tax purposes.
•There are significant restrictions and limitations on our stockholders' ability to have any of their shares of our common stock repurchased under our SRPs and, if stockholders are able to have their shares repurchased by us, the stated purchase price under the SRPs, which is based on our most recently published NAV per share, could be less than the then-current fair market value of the shares.
•Risks of security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems, could adversely affect our business and results of operations.
We were formed on May 14, 2015 as a Maryland corporation and elected to be treated as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2016, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. To date, we have invested primarily in single tenant income-producing properties that are leased to creditworthy tenants under long-term net leases. During 2020, we acquired the intellectual property of BuildingBITs, an innovative online real estate crowd funding platform, and the REITless investment platform, an online investment platform for commercial real estate investment offerings. In 2021, we will continue to seek opportunities to be an aggregator within the non-listed real estate product industry, utilizing the combination of our deep understanding of both the crowd funding and real estate markets and the strength of our stockholder-owned, self-managed business model. We plan to invest in a diversified portfolio of real estate and real estate-related investments.
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We intend to make substantially all acquisitions of our real estate investments through our Operating Partnership either directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. We also plan to continue to invest in fintech and crowd funding businesses similar to our investments in REITless and BuildingBits.
We consider the Company to be a perpetual-life investment vehicle because we have no finite date for liquidation and no intention to list our shares of common stock for trading on a national securities exchange or other over-the-counter trading market. While our charter does not require us to list the shares of our common stock for trading on a national securities exchange or other over-the-counter trading market, we may consider such a listing in the future if we determine it is in the best interest of our stockholders. This perpetual-life structure is aligned with our overall objective of investing in real estate and related assets with a long-term view towards making regular distributions and generating capital appreciation.

Until December 31, 2019, our business was externally managed by our Former Advisor, a limited liability company wholly-owned by our Former Sponsor, pursuant to the Advisory Agreement, which was terminated on December 31, 2019. Our Former Advisor managed our operations and our portfolio of core real estate properties and real estate-related assets. Our Former Advisor also provided asset-management and other administrative services on our behalf and was paid certain fees as set forth in Note 9 to our consolidated financial statements in this Annual Report on Form 10-K. Effective December 31, 2019, we became self-managed as a result of the completion of the Self-Management Transaction.
Through September 30, 2019, we reimbursed our Former Sponsor for organizational and offering costs incurred on our behalf, up to an amount equal to 3% of gross offering proceeds, pursuant to the Advisory Agreement. Through September 30, 2019, expenses associated with investor relations personnel employed by us were reimbursed by our Former Sponsor since investor relations services were included within the scope of organizational and offering services our Former Sponsor was to provide to us. In connection with our Former Sponsor’s September 2019 settlement with the SEC, whereby all offerings of our common stock must be made through a registered broker-dealer, we agreed to be directly responsible for all organizational and offering costs, including our investor relations personnel, in exchange for our Former Sponsor’s agreement to terminate its right to receive up to 3% of gross offering proceeds pursuant to an October 2019 amendment to the Advisory Agreement.
Following the completion of the Self-Management Transaction, we, including NNN LP, owned an approximately 87%
partnership interest in the Operating Partnership. Daisho, a formerly wholly-owned subsidiary of BrixInvest which was spun off from BrixInvest on December 31, 2019, was issued and held 657,949.5 Class M OP Units, or an approximate 12% limited partnership interest, in the Operating Partnership as of December 31, 2019. The Class M OP Units were distributed to the members of Daisho during 2020. In connection with the Self-Management Transaction, our Chief Executive Officer and Chief Financial Officer were issued an aggregate of 56,029 Class P OP Units in the Operating Partnership and thereby owned the remaining approximate 1% limited partnership interest in the Operating Partnership as of December 31, 2019. Following the grant of 360,000 Class R OP Units (adjusted for the 1:3 reverse stock split) in the Operating Partnership to the Company’s employees, including the Chief Executive Officer and Chief Financial Officer, on January 25, 2021, as further described in Note 11 to the consolidated financial statements in this Annual Report on Form 10-K, the Company owns an approximately 83% partnership interest, the Daisho members hold an approximately 12% limited partnership interest and the Company's employees hold an approximately 5% limited partnership interest in the Operating Partnership.
From inception through December 31, 2020, we had sold 6,627,934 shares (adjusted for the 1:3 reverse stock split) of our Class C common stock pursuant to the Registered Offerings for aggregate gross offering proceeds of $197,527,817 and 63,711 shares (adjusted for the 1:3 reverse stock split) of our Class S common stock pursuant to the Class S Offering for aggregate gross offering proceeds of $1,932,065.
As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of such subscriptions to our Operating Partnership as a capital contribution in exchange for units of general partnership; however, we will be deemed to have made capital contributions to the Operating Partnership in the amount of the gross offering proceeds received from investors.
We expect to use substantially all of the net capital we raise to acquire and manage a portfolio of real estate investments. While our focus to date has been on single tenant net leased properties, going forward we plan to invest in a diversified portfolio of real estate and real estate-related investments, including fintech and crowd funding businesses. We plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives and policies, our board of directors may change any and all such investment objectives and policies, including our focus on the properties and investments described above, if it believes such changes are in the best interests of our stockholders.
We hold our investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of our Operating Partnership or Merger Sub, which is described below and was merged into the Operating Partnership on December 31, 2020. Because we plan to conduct substantially all of our operations through the Operating Partnership, we are considered an Umbrella Partnership Real Estate Investment Trust, or UPREIT. Using an UPREIT structure may give us an advantage in acquiring properties from persons who might not otherwise sell their properties because of unfavorable tax results. Generally, a sale of property directly to a REIT, or a contribution in exchange for REIT shares, is a taxable transaction to the selling property owner. However, in an UPREIT structure, a seller of a property who desires to defer taxable gain on the sale of property may transfer the property to the Operating Partnership in exchange for partnership interests in the Operating Partnership without recognizing gain for tax purposes.

On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C common stock to be issued pursuant to the amended and restated DRP. We commenced offering shares of Class C common stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering, as discussed below.
Effective January 27, 2021, we, with the approval of our board of directors, terminated our public offering of up to $800,000,000 of our shares which was being conducted pursuant to the Follow-on Offering. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, we had $600,547,672 of unsold shares in the Follow-on Offering, which were deregistered with the SEC.
Effective January 31, 2021, the Company and NCPS terminated their Dealer Manager Agreement, dated January 2, 2020, pursuant to which NCPS had agreed to act as dealer manager in connection with the Follow-on Offering. Effective January 31, 2021, with the authorization of the board of Directors, NCPS and the Company entered into a new Dealer Manager Agreement pursuant to which NCPS has agreed to act as dealer manager in connection with investments in the Company by accredited investors.
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
Liquidity and Capital Resources
Proceeds from the sale of our shares of common stock have been, and will continue to be, primarily used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments. We also expect to use a portion of the proceeds from the sale of our shares of common stock for payment of principal on our outstanding indebtedness; capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; to provide liquidity to our stockholders pursuant to our SRPs; and for general corporate purposes.
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by the sale of shares of our common stock and bank borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by loans from affiliates and internally generated funds. Our cash requirements for operating and interest expenses, and distributions will generally be funded by internally generated funds. Proceeds from the sale of our common stock and debt financings may also be used to fund repurchases of common stock. When available, sources of capital include proceeds from the sale of properties, proceeds from the sale of shares of our common stock and secured or unsecured borrowings from banks or other lenders, as well as undistributed funds from operations.
The New Credit Facility (as defined below) provides a $10,000,000 increase in our line of credit from $12,000,000 to $22,000,000. After our initial draw of $6,000,000 to fund the repayment of our Unsecured Credit Facility (as defined below) on March 31, 2021, we have $11,000,000 available to finance real estate acquisitions and $5,000,000 available for working capital purposes.
To further our mission of being the leading provider of alternative real estate-related products, and to capitalize on the current opportunity in today’s public marketplace, we are sponsoring MACS, a SPAC. MACS publicly filed its registration statement on Form S-1 with the SEC on March 24, 2021 and plans to raise $100,000,000, or $115,000,000 if the over-allotment option is exercised, in its IPO. In connection with the public filing of the Form S-1, MVF deposited $4,500,000 in escrow with the attorneys for MACS. The $4,500,000 will be released from escrow upon completion of the IPO and used to purchase 9,000,000 warrants to purchase additional shares of MACS. Each warrant has the right to purchase 0.5 share of MACS common stock and can be exercised at a strike price of $11.50 per share.
MACS was formed for the purpose of entering into a business combination with one or more businesses or entities, and intends to focus on targets located in North America that are focused on fintech and proptech, with a focus on companies whose core purpose is related to the real estate industry. Within those parameters, MACS intends to pursue a business combination with companies that use technology driven platforms and solutions to disrupt or revolutionize the real estate capital markets, transactional marketplaces and investment management industry.

There is no assurance that our SPAC will be successful in raising capital in its IPO or in completing a business combination, or that any business combination will be successful. We can lose our entire investment in the SPAC if a business combination is not completed within 24 months of the SPAC's IPO or if the business combination is not successful, which may adversely impact our stockholder value.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 300% of our net assets; however, historically we have limited borrowings to 50% of the value of our tangible assets unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. On March 27, 2020, our conflicts committee and board of directors approved an increase in our maximum leverage from 50% to 55% in order to allow us to take advantage of the current low interest rate environment, the relative cost of debt and equity capital, and strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate value of our tangible assets. We may exceed this limit only if any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. As of December 31, 2020, our leverage ratio was 47%.
Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.
As of December 31, 2020, the outstanding principal balance of our mortgage notes payable, including mortgage notes payable related to real estate investments held for sale, and our unsecured revolving credit facility were $185,014,356 and $6,000,000, respectively. The portion of our mortgage notes payable due during 2021 is $17,091,541, of which $10,073,764 was refinanced on March 5, 2021, as described below.
On December 19, 2019, we, NNN LP, Merger Sub, BrixInvest and modiv, LLC entered into a Loan and Security Agreement (the “Unsecured Credit Facility”) with Pacific Mercantile Bank (“PMB”). The Unsecured Credit Facility is a line of credit for a maximum principal amount of $12,000,000, consisting of two facilities: a purchase contract and other loans facility (the “Purchase Contract and Other Loans Facility”), and as of December 31, 2020 and 2019, the Unsecured Credit Facility had an outstanding balance of $6,000,000 and $7,740,000, respectively.
On March 13, 2020, we amended the Unsecured Credit Facility to extend the maturity date of $6,940,000 of outstanding borrowings under the Unsecured Credit Facility from March 31, 2020 to July 31, 2020, and to extend the maturity date of $3,060,000 of the outstanding borrowings under the Unsecured Credit Facility from May 4, 2020 to August 31, 2020.
On August 13, 2020, we amended the Unsecured Credit Facility to extend the maturity date of $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to September 1, 2020 and the maturity date of the remaining $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to October 15, 2021. We repaid $6,000,000 of the $12,000,000 then outstanding borrowings under the Unsecured Credit Facility with proceeds generated by property refinancings and asset sales in August 2020. Under the August 13, 2020 amendment, there is a moratorium on new borrowings under the Unsecured Credit Facility until the remaining $6,000,000 is fully repaid. We paid PMB $25,000 for loan extension and modification fees in connection with the August 13, 2020 amendment.
In connection with the August 13, 2020 amendment to the Unsecured Credit Facility, our Chairman, Mr. Wirta, and the Wirta Family Trust (the "Wirta Trust") guaranteed our obligations under the Unsecured Credit Facility. On July 30, 2020, we entered into an indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of our $12,000,000 Unsecured Credit Facility with PMB pursuant to which we agreed to indemnify Mr. Wirta and the Wirta Trust if they are required to make payments to PMB pursuant to such guarantees.
Under the terms of the Unsecured Credit Facility, we pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 5.50% per annum. The interest rate was 5.50% and 5.75% as of December 31, 2020 and 2019, respectively. The current interest rate is 5.50%, which is the minimum rate.
To secure the payment and performance of all obligations under the Unsecured Credit Facility, each of modiv, LLC and BrixInvest granted to PMB a security interest in all of their right, title and interest in their accounts, inventory, equipment, deposit accounts, intellectual property, general intangibles, investment property and other property.

On March 29, 2021, we entered into a new credit facility with Banc of California (the “New Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023, which replaced our Unsecured Credit Facility. We borrowed $6,000,000 under the New Credit Facility and repaid the $6,000,000 that was owed to PMB on March 31, 2021. The New Credit Facility provides us with a $17,000,000 revolving line of credit for real estate acquisitions (including the $6,000,000 borrowed to repay PMB) and an additional $5,000,000 revolving line of credit for working capital. Under the terms of the New Credit Facility, we will pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 4.75% per annum. We paid Banc of California origination fees of $77,000 in connection with the New Credit Facility and will pay an unused commitment fee of 0.15% per annum of the unused portion of the New Credit Facility, charged quarterly in arrears based on the average unused commitment available under the New Credit Facility. The New Credit Facility is secured by substantially all of our tangible and intangible assets, including intellectual property. The New Credit Facility requires us to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Wirta, our Chairman has guaranteed our $6,000,000 initial borrowing, which guarantee will expire upon repayment of the $6,000,000 which is due by September 30, 2021. Mr. Wirta has also guaranteed our $5,000,000 revolving line of credit for working capital. On March 29, 2021, we entered into an updated indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of borrowings under the New Credit Facility.
The New Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in our Unsecured Credit Facility. Our ability to borrow under the New Credit Facility will be subject to our ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, corporate existence and financial reporting obligations. The New Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Banc of California may accelerate the repayment of amounts outstanding under the New Credit Facility, take possession of any collateral securing the New Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
On April 20, 2020, our subsidiary, modiv, LLC, entered into a loan agreement and promissory note evidencing an unsecured loan in the aggregate amount of $517,000 made to our subsidiary under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Modifications to the PPP by the U.S. Treasury and the Paycheck Protection Program Flexibility Act of 2020 extended the time period for loan forgiveness beyond the original eight-week period to 24 weeks, making it possible for our subsidiary to apply for forgiveness of 100% of the PPP loan prior to December 31, 2020 and the deadline was later extended to February 15, 2021.
The PPP loan was made through PMB. In December 2020, our subsidiary submitted its application for forgiveness of the total amount of the loan to PMB. After PMB’s review, our subsidiary updated the forgiveness application on February 10, 2021, PMB submitted the application to the SBA on February 10, 2021, and on February 16, 2021, our subsidiary was notified by PMB that the application for forgiveness of the PPP loan had been approved by the SBA.
In connection with the Self-Management Transaction, we assumed from BrixInvest its unsecured short-term notes payable (formerly known as “Convertible Promissory Notes”) of $4,800,000 on December 31, 2019. The notes represented private party notes and bore interest at a fixed rate of 8% with all interest and principal due on the maturity date. Except for a portion of six notes from one borrower aggregating $1,024,750 for which the maturity date was extended to April 30, 2020, all notes were repaid prior to March 31, 2020. In exchange for the maturity date extension, we agreed to pay 2% of the principal and accrued interest, or $24,845, as an extension fee and agreed to an increase in the interest rate from 8% to 10% per annum during the extension period. The maturity date for the $490,000 of the extended short-term notes was subsequently accelerated to April 6, 2020 in exchange for a $10,000 reduction in the extension fee to $14,845 and these notes were repaid on April 6, 2020.
As of December 31, 2020, our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $9,923,391.
During the year ended December 31, 2020, we sold five properties for net proceeds of $13,530,968 (see Note 4 to our consolidated financial statements in this Annual Report on Form 10-K for more details). From January 1, 2021 through the date of this report, we sold an additional three properties for net proceeds of $10,515,344 (see Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for more details).

During the year ended December 31, 2020, we refinanced three mortgages that generated net proceeds of $6,904,178 (see Note 7 to our consolidated financial statements in this Annual Report on From 10-K), and in March 2021, we refinanced four mortgages aggregating $10,073,764 that generated net proceeds of $1,975,184 as further described below:

	December 31, 2020	New			Original	New
Properties	Principal Amount	Principal Amount	Prior Interest Rate	New Interest Rate	Maturity Date	Maturity Date
Levins	$2,032,332	$2,700,000	3.74%	3.75%	3/5/2021	3/16/2026
Dollar General Bakersfield	$2,268,922	$2,280,000	3.38%	3.65%	3/5/2021	3/16/2028
PMI Preclinical	$4,020,418	$5,400,000	3.38%	3.75%	3/5/2021	3/16/2026
GSA (MSHA)	$1,752,092	$1,756,000	3.13%	3.65%	8/5/2021	3/16/2026
We are also in discussions with a prospective lender regarding two additional property mortgage refinancings. However, there can be no assurance that such refinancing will be available in the near term or at all.
We entered into interest rate swaps as a fixed rate payer to mitigate our exposure to rising interest rates on our variable rate notes payable (Level 2 measurement). We do not enter into derivatives for speculative purposes. None of our derivatives at December 31, 2020 or 2019 were designated as hedging instruments; therefore, the net unrealized losses recognized on interest rate swaps of $770,898 and $820,496, respectively, was recorded as an addition to loss on interest rate swaps. In connection with the Merger with REIT I, we acquired eight additional interest rate swaps on December 31, 2019 (see Notes 7 and 8 to our consolidated financial statements in this Annual Report on Form 10-K for more details) and had a total of twelve interest rate swaps as of December 31, 2019. During the year ended December 31, 2020, we terminated four of our interest rate swaps and as of December 31, 2020, we had eight remaining interest rate swaps. An additional four swaps were terminated or expired subsequent to December 31, 2020.
During the year ended December 31, 2020, we repurchased 690,869 shares of Class C common stock and Class S common stock for an aggregate of $17,576,261 utilizing proceeds from the Registered Offerings, debt financings and net proceeds from sales of properties. From January 1, 2021 through March 6, 2021, we repurchased 481,939 shares of Class C common stock and no shares of Class S common stock for an aggregate of $10,375,064. From January 1, 2021 through February 28, 2021, we received cash proceeds of $1,560,703 from the Offerings (excluding distribution reinvestments).
Generally, we expect to make payments of principal and interest on any indebtedness we incur from our cash flows from operating activities, including the proceeds from the sale of assets. We expect that our cash flows from normal operations, along with the potential sale of assets will be sufficient to make regularly scheduled payments of principal and interest. We will seek to structure our financing for acquisitions of assets such that any balloon payments or maturity dates involving extraordinary payments of principal are timed to match our expected receipt of funds from ownership and operation of the assets or the disposition by us of such assets. If cash flow from ownership and operation of an asset is not expected to be sufficient to make such payments of principal, and we do not anticipate that we will sell the asset at the time the principal payment comes due, we intend to make payments of principal out of proceeds from the refinancing of such indebtedness or out of cash flow from the operations of our other assets or from our reserves. We may also use proceeds from the sale of shares of our common stock to pay down principal on indebtedness, including any balloon or monthly mortgage payments.
Our management will establish working capital reserves from net offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves. We continue to monitor the COVID-19 pandemic and the subsequent mutations of the virus into several variants, and its impact on our tenants, operating partners and the economy as a whole. The magnitude and duration of the COVID-19 pandemic which includes the mutations of the virus into several variants, and its impact on our operations and liquidity, are still uncertain and continue to evolve in the United States and globally. If the COVID-19 pandemic cannot be contained at its current trajectory, such impacts could be material. To the extent that our tenants and operating partners continue to be impacted by the COVID-19 pandemic, or by the other risks disclosed in this Annual Report on Form 10-K, it could have a material adverse effect on our liquidity and capital resources.

Funds from Operations and Adjusted Funds from Operations
In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“Nareit”) promulgated a measure known as Funds from Operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. Because FFO calculations adjust for such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current Nareit definition or may interpret the current Nareit definition differently than we do, making comparisons less meaningful.
Additionally, we use AFFO as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of stock-based compensation net, deferred rent, amortization of in-place lease valuation intangibles, acquisition-related costs, deferred financing fees, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, write-off transaction costs and other one-time transactions.
We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. AFFO is useful in assisting management and investors in assessing our ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods. However, FFO and AFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and AFFO. Therefore, FFO and AFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
Neither the SEC, Nareit, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure.

Furthermore, as described in Notes 3 and 11 to our consolidated financial statements in this Annual Report on Form 10-K, the conversion ratios for Class M OP Units, Class P OP Units and Class R OP Units can increase if the specified performance hurdles are achieved. The following are the calculations of FFO and AFFO (as defined in the Operating Partnership Agreement) for the year ended December 31, 2020.

	Years Ended December 31,
	2020	2019
Net loss	$(49,141,910)	$(4,415,992)
FFO adjustments:
Add: Depreciation and amortization	15,759,199	9,848,130
Amortization of lease incentives	61,204	61,203
Impairment of real estate investment properties	10,267,625	—
Impairment of goodwill and intangible assets	34,572,403	—
Depreciation and amortization for investment in TIC	727,048	1,001,751
Less: Gain on sale of real estate investments, net	(4,139,749)	—
FFO	8,105,820	6,495,092
AFFO adjustments:
Add: Amortization of corporate intangibles	1,833,054	—
Stock compensation	712,217	372,500
Financing costs	1,025,093	638,200
Amortization of above-market intangible leases	169,857	97,045
Unrealized losses on interest rate swaps	770,898	820,496
Acquisition fees and due diligence expenses, including abandoned pursuit costs	94,043	46,681
Merger expenses	—	1,468,914
Less: Deferred rents	(958,779)	(1,309,272)
Amortization of below-market intangible leases	(1,541,313)	(646,745)
Other adjustments for unconsolidated entities	(90,803)	(165,865)
AFFO	$10,120,087	$7,817,046

Weighted average shares outstanding - fully diluted	9,196,240	5,012,158
Weighted average shares outstanding - basic	8,006,276	5,012,158

FFO Per Share, Fully Diluted	$0.88	$1.30
AFFO Per Share, Basic	$1.26	$1.56
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and from time-to-time during our operational stage, we may not pay distributions solely from cash flow from operations. Historically, the sources of cash used to pay our distributions have been from net rental income received and the waiver and deferral of management fees by our Former Advisor through December 31, 2019. The leases for certain of our real estate acquisitions may provide for rent abatements. These abatements are an inducement for the tenant to enter into or extend the term of its lease. In connection with the acquisition of some properties, we may be able to negotiate a reduced purchase price for the acquired property in an amount that equals the previously agreed-upon rent abatement. During the period of any rent abatement on properties that we acquire, we may be unable to fully fund our distributions from net rental income received. In connection with the extension of the lease term of some properties, we may agree to pay a lease extension fee. In those events, we may expand the sources of cash used to fund our stockholder distributions to include proceeds from the sale of our common stock, but only during the periods, and up to the amounts, of any rent abatements where we are able to negotiate a reduced purchase price or pay lease extension fees.

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
Subject to stockholder approval of planned amendments to our charter, we plan to pay a 13th distribution if our AFFO exceeds 100% of distributions declared for the year ending December 31, 2021. Any 13th distribution would be declared by our board of directors during January 2022 and be based on the outstanding shares held by stockholders on the declaration date using the following formula: (i) the daily amount of the 13th distribution divided by 365 days (ii) multiplied by the number of days such shares were held by such stockholder from January 1, 2021 through December 31, 2021. Stockholders will only be eligible for any 13th distribution declared by the board of directors if they hold such shares on the declaration date in January 2022.
Cash Flow Summary
The following table summarizes our cash flow activity for the years ended December 31, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$5,576,840	$4,748,904
Net cash provided by (used in) investing activities	$24,778,295	$(29,602,469)
Net cash (used in) provided by financing activities	$(28,914,535)	$23,034,567
Cash Flows from Operating Activities
Net cash provided by operating activities was $5,576,840 and $4,748,904 for the years ended December 31, 2020 and 2019, respectively.
The cash provided by operating activities for the year ended December 31, 2020 primarily reflects adjustments to our net loss of $49,141,910 for distributions from an investment in an unconsolidated entity of $683,000; non-cash charges for impairment of goodwill, intangible assets and impairment of real estate investment property aggregating $44,840,028 due to the COVID-19 pandemic; and net non-cash charges of $12,762,668 primarily related to depreciation and amortization, unrealized loss on interest rate swap valuation, amortization of deferred financing costs, stock issued as compensation expense, and amortization of above-market lease intangibles, partially offset by gain on sale of real estate investments, amortization of deferred rents, amortization of below-market lease intangibles and income from investment in unconsolidated entities. In addition, the net non-cash charges were partially offset by use of cash resulting from a net change in operating assets and liabilities of $3,566,946 during the year ended December 31, 2020 due primarily to increases in prepaid expenses and other assets and decreases in accounts payable, accrued and other liabilities and amounts due to affiliates, offset in part by a decrease in tenant receivables.
The cash provided by operating activities for the year ended December 31, 2019 primarily reflects adjustments to our net loss of $4,415,992 for distributions from investments in unconsolidated entities of $1,029,786 and net non-cash charges of $9,647,509 primarily related to depreciation and amortization, amortization of deferred financing costs, stock compensation expense, unrealized loss on interest rate swap valuation and amortization of lease incentives and above-market lease intangibles, partially offset by deferred rents, income from investment in unconsolidated entities, and amortization of below-market lease intangibles. Cash was also provided by the net change in operating assets and liabilities of $1,512,399 during the year ended December 31, 2019 due to increases in accounts payable, accrued and other liabilities and amounts due to affiliates and decrease in prepaid expenses and other assets, partially offset by an increase in tenant receivables.
We expect that our cash flows from operating activities will be positive in the next twelve months. We believe that the efforts by the government to vaccinate a significant portion of the population from the COVID-19 virus will result in improvements in the business environment we operate in, coupled with our plan to expand our existing lines of business in 2021.

Cash Flows from Investing Activities
Net cash provided by investing activities was $24,778,295 for the year ended December 31, 2020 and consisted primarily of the following:
•$27,008,028 from proceeds from sales of real estate investments; partially offset by
•$673,631 for additions to existing real estate properties;
•$566,102 for additions to intangible assets; and
•$990,000 for payments to lease incentives.
Net cash used in investing activities was $29,602,469 for the year ended December 31, 2019 and consisted primarily of the following:
•$24,820,410 for the acquisition of one operating property;
•$1,665,180 for capitalized costs and improvements to existing real estate investments;
•$3,486,927 for payment of tenant improvements; and
•$746,459 for payment of acquisition fees to affiliate; offset in part by
•$1,016,507 for cash acquired from acquisitions of affiliates; and
•$100,000 collection of refunded purchase deposit for a prospective acquisition property.
Cash Flows from Financing Activities
Net cash used in financing activities was $28,914,535 for the year ended December 31, 2020 and consisted primarily of the following:
•$10,908,856 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $1,204,581;
•$35,705,500 of proceeds from refinanced mortgage notes payable, more than offset by principal payments of $45,299,688 primarily related to refinancings and property sales and deferred financing cost payments of $387,341 to third parties;
•$4,260,000 of proceeds from borrowings on our Unsecured Credit Facility and $517,000 borrowed under the PPP;
•these proceeds were more than offset by $6,000,000 of repayments under our Unsecured Credit Facility, $4,800,000 for repayments of short-term notes payable, $17,576,261 used for repurchases of shares under the SRPs, $5,019,216 of distributions paid to common stockholders and $18,804 of refundable loan deposits.
Net cash provided by financing activities was $23,034,567 for the year ended December 31, 2019 and consisted primarily of the following:
•$34,555,691 of proceeds from issuance of common stock and investor deposits, partially offset by payments for offering costs and commissions of $1,715,370;
•$23,100,000 of proceeds from mortgage notes payable, partially offset by principal payments of $14,879,217, deferred financing cost payments of $495,148 to third parties and $107,500 to an affiliate; and
•$12,609,000 of proceeds from borrowings on our Unsecured Credit Facility; these proceeds were more than offset by $13,869,000 of repayments on our former unsecured credit facility; $12,145,903 used for repurchases of shares under the SRPs; and $4,017,986 of distributions paid to common stockholders.

Results of Operations
As of December 31, 2020, we owned (i) 36 operating properties (excluding four operating properties held for sale as of December 31, 2020) including 14 of the 20 operating properties which were acquired through the Merger on December 31, 2019; (ii) one parcel of land which currently serves as an easement to one of our office properties; and (iii) the TIC Interest. We acquired no operating properties in 2020 primarily as a result of the COVID -19 pandemic and 21 operating properties in 2019 (one property during October 2019 and 20 properties resulting from the Merger on December 31, 2019). Primarily due to the COVID-19 pandemic, we sold five operating properties in 2020 to support share repurchase payments to our stockholders and provide additional liquidity. We expect that rental income, tenant reimbursements, depreciation and amortization expense and interest expense will be less on a quarter-over-quarter basis due to recent asset sales until we execute property acquisitions and initiatives for our growth strategy. Our results of operations for the year ended December 31, 2020 are not indicative of those expected in future periods as we expect to continue to raise capital through the sale of shares of our common stock and acquire additional operating properties.
However, due to the prolonged COVID-19 pandemic in the United States and globally and the subsequent mutations of the COVID-19 virus into several variants, our tenants and operating partners will continue to be impacted. The impact of the prolonged COVID-19 pandemic and the subsequent mutations of the virus into several variants could continue to significantly affect our future results. The severity of the effect will depend largely on future developments, which continue to be uncertain and cannot be predicted, including the success of the COVID-19 global vaccination, the duration of protection against the virus from the vaccines, the speed of inventing new vaccines to contain the variants, and the reactions by consumers, companies, governmental entities and capital markets.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
Rental Income
Rental income, including tenant reimbursements, was $38,903,430 and $24,544,958 for the years ended December 31, 2020 and 2019, respectively. The 2021 annualized rental income of the 36 operating properties owned as of December 31, 2020, excluding four retail properties held for sale as of December 31, 2020, was $26,052,736. We owned 45 operating properties as of December 31, 2019, which included 20 operating properties acquired through the Merger on December 31, 2019, and 36 operating properties as of December 31, 2020, excluding the four operating properties held for sale as of December 31, 2020. We sold five operating properties in 2020 (four retail properties and one industrial property). The $14,358,472, or 58%, year-over-year increase in rental income primarily reflects rental income from the 20 operating properties acquired through the Merger on December 31, 2019 and one operating property acquired in October 2019.
Fees to Affiliates
Fees to affiliates, or asset management fees to affiliates, were $3,305,021 for the year ended December 31, 2019 for our investments in operating properties. The fee was equal to 0.1% of the total investment value of our properties on a monthly basis through December 31, 2019, when the Advisory Agreement was terminated in connection with the Self-Management Transaction. The fees for the year ended December 31, 2019 correspond to the 25 operating properties owned during that year. In addition, we incurred asset management fees to the Former Advisor of $191,907 related to our approximate 72.7% TIC Interest during the year ended December 31, 2019, which amounts were reflected as a reduction of income recognized from investments in unconsolidated entities. The Advisory Agreement with the entities that own the TIC Interest property was assigned to our taxable REIT subsidiary following the Self-Management Transaction and we earn a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a management fee of $263,971 for the year ended December 31, 2020, of which our portion of expense relating to the TIC Interest was $191,933.
General and Administrative
General and administrative expenses were $10,399,194 and $2,711,573 for the years ended December 31, 2020 and 2019, respectively. The increase of $7,687,621, or 284%, year-over-year primarily reflects the costs of self-management of all 36 operating properties owned, four properties held for sale as of December 31, 2020 and five operating properties sold during the second half of 2020, including personnel, occupancy and technology services costs, compared with the costs of the Advisory Agreement for the 25 operating properties owned during the prior year period, along with increases in directors and officers insurance, audit fees, third party consulting costs and post-closing legal costs related to the Self-Management Transaction.

Merger Costs
Merger costs or self-management transaction expenses for the years ended December 31, 2020 and 2019 were $201,920 and $1,468,913, respectively, primarily reflecting an allocation of the fees of the financial advisor to the special committee of our board of directors, along with legal fees for the special committee's legal counsel.
Depreciation and Amortization
Depreciation and amortization expenses for the years ended December 31, 2020 and 2019 were $17,592,253 and $9,848,130, respectively. The purchase price of the acquired properties was allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The increase of $7,744,123, or 79%, year-over-year primarily reflects the expenses of all 36 operating properties owned, five properties sold during the current year period and four properties held for sale as of December 31, 2020, which included the 20 operating properties acquired through the Merger on December 31, 2019, and the amortization of intangibles of $1,833,054 primarily acquired in the Self-Management Transaction, as compared with expenses for the 25 operating properties owned during the prior year period.
Interest Expense
Interest expense was $11,460,747 and $7,382,610 for the years ended December 31, 2020 and 2019, respectively. The increase of $4,078,137, or 55%, year-over-year primarily reflects an increase in the average principal balance of mortgage notes payable from approximately $127,931,000 for the year ended December 31, 2019 to approximately $201,863,000 for the year ended December 31, 2020, including $9,088,000 of mortgage notes payable related to real estate investments held for sale as of December 31, 2020. Average Unsecured Credit Facility borrowings were approximately $3,110,000 for the year ended December 31, 2019, compared to approximately $8,748,000 for the year ended December 31, 2020.
Property Expenses
Property expenses were $6,999,178 and $4,877,658 for the years ended December 31, 2020 and 2019, respectively. These expenses primarily relate to property taxes as well as insurance, utilities, and repairs and maintenance expenses. The increase of $2,121,520, or 43%, year-over-year primarily reflects the expenses of all 36 operating properties owned, four properties held for sale as of December 31, 2020 and five operating properties sold during the second half of 2020, including the 20 operating properties acquired on December 31, 2019 in the Merger, as compared with expenses for the 25 operating properties owned during the prior year period, which excluded the 20 operating properties acquired through the Merger on December 31, 2019.
Impairment of Investments in Real Estate Properties
Impairment charges aggregating $10,267,625 recorded during the year ended December 31, 2020 relates to the impairments on the sale of our three properties located in Lake Elsinore, California, Morgan Hill, California and Las Vegas Nevada, one vacant property located in Cedar Park, Texas and one held for sale property located in San Jose, California. These impairment charges were primarily due to the negative impacts of the COVID-19 pandemic as discussed further in Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.
Impairment of Goodwill and Intangible Assets
Impairment charges of $34,572,403 recorded during the year ended December 31, 2020 consisted of goodwill impairment of $33,267,143 (approximates 66% of goodwill) and intangible assets impairment of $1,305,260 (approximates 16% of intangible assets) related to our investor list. These impairments were recorded in the first quarter of 2020 and reflect the negative impacts of the COVID-19 pandemic to the carrying values of goodwill and intangible assets (see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K for impairment details).
Expenses Reimbursed by Former Sponsor or Affiliates
Expenses reimbursed by Former Sponsor or affiliates were $332,337 for the year ended December 31, 2019, reflecting the amounts reimbursed by the Former Sponsor for investor relations payroll costs of $373,252, partially offset by a $40,915 refund to the Former Sponsor of employment related legal fees. Concurrent with the closing of the Self-Management Transaction on December 31, 2019, the Advisory Agreement was terminated.

Total Operating Expenses
Total operating expenses, excluding depreciation and amortization, interest expense, non-cash stock compensation expense and acquisition expenses (“Total Operating Expenses”), were 4.3% and 3.2% of average invested assets for the years ended December 31, 2020 and 2019, respectively. Total Operating Expenses were 34% and 238% of the net loss for the years ended December 31, 2020 and 2019, respectively.
Gain on Sale of Real Estate Investments, net
The gain on sale of real estate investments, net of $4,139,749 for the year ended December 31, 2020 reflects the net gain on sale of five retail properties during the current year (see Note 4 to our consolidated financial statements in this Annual Report on Form 10-K for more details).
Other (Expense) Income, Net
The lease termination expense of $(1,039,648) for the year ended December 31, 2020 reflects the fee for early termination of our Costa Mesa, California office lease following the surrender of the leased premises to the lessor during the second quarter of 2020 (see Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for more details).
Interest income was $4,923 and $66,570 for the years ended December 31, 2020 and 2019, respectively.
Income from investments in unconsolidated entities was $296,780 and $234,048 for the years ended December 31, 2020 and 2019 , respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara, California property for the years ended December 31, 2020 and 2019, respectively, and includes the results of our approximate 4.8% interest in REIT I's results of operations for the year ended December 31, 2019. We acquired REIT I in the Merger on December 31, 2019.
Organizational and Offering Costs
Our organizational and offering costs were paid by our Former Sponsor on our behalf through September 30, 2019, at which point in an amendment to the Advisory Agreement we agreed to pay all future organizational and offering costs, and to no longer be reimbursed by our Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for our Former Sponsor's agreement to terminate its right to receive 3% of gross offering proceeds as reimbursement for organizational and offering costs paid by our Former Sponsor. Offering costs include all expenses incurred in connection with the Offerings, including investor relations compensation costs. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.
During the Offerings though the amendment of the Advisory Agreement described above, we were obligated to reimburse our Former Sponsor for organizational and offering costs related to the Offerings paid by our Former Sponsor on our behalf provided such reimbursement did not exceed 3% of gross offering proceeds raised in the Offerings as of the date of the reimbursement.
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
For the years ended December 31, 2020 and 2019, the costs of raising equity capital were 6.7% and 4.2%, respectively, of the equity capital raised.

Properties
Portfolio Information
As of December 31, 2020 and 2019, we owned real estate investments (excluding four assets held for sale as of December 31, 2020) as follows:

	December 31,
	2020	2019 (1)
Number of properties:
Retail	11	19
Office	14	14
Industrial	11	12
Total operating properties	36	45
Parcel of land	1	1
Total properties	37	46

Leasable square feet:
Retail	220,553	362,764
Office	853,963	904,499
Industrial	1,053,779	1,093,539
Total leasable square feet	2,128,295	2,360,802
(1)    Includes 20 properties acquired through the Merger with REIT I on December 31, 2019 as follows: (i) 11 retail properties with an aggregate leasable square feet of 177,380; (ii) six office properties with an aggregate leasable square feet of 183,752; and (iii) three industrial properties with an aggregate leasable square feet of 246,259. During 2020, one industrial property and two retail properties were sold and three retail properties were classified as held for sale.
The above table does not include an approximate 72.7% TIC Interest in a 91,740 square foot office property located in Santa Clara, California.
We have a limited operating history. As of December 31, 2020, we own: (i) 36 operating properties; (ii) four properties held for sale; (iii) one parcel of land, which currently serves as an easement to one of our office properties; and (iv) the TIC Interest. In evaluating these properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions.
Sales of Real Estate Investments
During 2020, we sold the following real estate investments:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sales Price	Net Proceeds After Debt Repayment
Rite Aid	Lake Elsinore, CA	8/3/2020	Retail	17,272	$7,250,000	$3,299,016
Walgreens	Stockbridge, GA	8/27/2020	Retail	15,120	5,538,462	5,296,356
Island Pacific	Elk Grove, CA	9/16/2020	Retail	13,963	3,155,000	1,124,016
Dinan Cars	Morgan Hill, CA	10/28/2020	Industrial	27,296	6,100,000	3,811,580
24 Hour Fitness (1)	Las Vegas, NV	12/16/2020	Retail	45,000	9,052,941	—
				118,651	$31,096,403	13,530,968
(1)    On December 16, 2020, we completed the sale of our Las Vegas, Nevada retail property which was formerly leased to 24 Hour Fitness for $9,052,941, which is expected to generate net proceeds of $1,324,383 upon collection of the receivable from the buyer and after assignment of the existing mortgage to the buyer, payment of commissions and closing costs, and reserves for tenant improvements and free rent.

Subsequent to December 31, 2020, we completed the sale of three of the four real estate investments classified as held for sale as of December 31, 2020.
On January 7, 2021, we completed the sale of our Roseville, California retail property which was leased to the operator of a Chevron gas station for $4,050,000, which generated net proceeds of $3,914,909 after payment of commissions and closing costs.
On January 29, 2021, we completed the sale of our Sacramento, California retail property which was leased to EcoThrift for $5,375,300, which generated net proceeds of $2,684,225 after repayment of the existing mortgage, commissions and closing costs.
On February 12, 2021, we completed the sale of our San Jose, California retail property which was leased to the operator of a Chevron gas station for $4,288,888, which generated net proceeds of $4,055,657 after payment of commissions and closing costs.
Extension of Leases
During December 2019 and January 2020, we amended lease agreements to extend the lease terms for three of our properties. The lease for the Walgreens property in Stockbridge, Georgia was extended for 10 years to February 28, 2031 in exchange for an incentive payment of $500,000 payable in four installments of $125,000 each, commencing January 10, 2020 with the final installment paid April 1, 2020. The lease for the Walgreens property in Santa Maria, California was extended for 10 years to March 31, 2032 in exchange for an incentive payment of $490,000 payable in four installments of $122,500 each, commencing January 15, 2020 with the final installment paid April 1, 2020. The lease for the Accredo property in Orlando, Florida was extended for 3 1/2 years to December 31, 2024 and we paid a leasing commission of $215,713 to the tenant’s broker in February 2020.
Effective August 1, 2020, we executed an amendment for the early termination of the Dana lease from July 31, 2024 to July 31, 2022 in exchange for an early termination payment of $1,381,767 due on July 31, 2022 and continued rent payments of $65,000 per month from August 1, 2020 through July 1, 2022. In the event that we are able to re-lease or sell the Dana property prior to July 31, 2022, Dana would be obligated to continue paying rent of $65,000 per month through July 1, 2022, along with the early termination payment, or may elect to pay a cash lump sum payment to us equal to the net present value of the remaining rent payments.
Effective October 23, 2020, the Company extended the lease term of its Wood Group property located in San Diego, California for the five year period from February 28, 2021 to February 28, 2026 for minimum annual rents increasing annually. The Company paid an aggregate leasing commission of $146,679 to the broker, of which 50% was paid in November 2020 and the remaining 50% was paid in March 2021, in connection with this extension.
Effective December 15, 2020, the Company extended the lease term of its Solar Turbines property located in San Diego, California for an additional two years from July 31, 2021 to July 31, 2023 with minimum annual rents continuing at the rate in effect.
Effective January 21, 2021, the Company extended the lease terms of two of its Dollar General properties located in Lakeside, Ohio and in Castalia, Ohio for the five year period from June 1, 2030 to May 31, 2035 for an increased minimum annual rent for the extension period in exchange for one month of free rent, which amounted to $6,753 and $6,610 for the Lakeside and Castalia properties, respectively. In addition, the amendments provide for three five-year extension periods at the option of the tenant, each at an increased minimum rental amount.
Effective March 1, 2021, the Company also extended the lease term of its Northrop Grumman property located in Melbourne, Florida for the five year period from May 31, 2021 to May 31, 2026 for minimum annual rents increasing annually. The amendment includes both an early termination option at the end of the third year of the extension and an option for an additional extension of five years. The Company paid a leasing commission of $128,538 to the tenant's brokers and $128,538 to Northrop Grumman as a credit for additional tenant improvement costs in connection with this extension of the Northrop Grumman lease term. The Company also agreed to provide tenant improvements (including roof, HVAC and other improvements) that it estimates will cost approximately $1,150,000 in connection with this extension.
We are continuing to explore potential lease extensions for many of our properties.

Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. We have one tenant with a lease that provides for a tenant improvement allowance which has a remainder of $63,000. We expect that the related improvements will be completed during the 2021 calendar year. As of December 31, 2020, there are restricted cash deposits of $92,684 that are available to be used to pay for these improvements. The remainder will be funded from operating cash flow or offering proceeds.
In addition, we have identified approximately $2,596,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2021, including approximately $900,000 of the Northrop Grumman tenant improvements discussed above. Approximately $629,000 of these improvements are expected to be recoverable from tenants through their operating expense reimbursements. In addition, there are no restricted cash deposits that were reserved to pay for these improvements. We will have to pay for the improvements and the recoveries will be billed over an extended period of time according to the terms of the lease. The remaining costs of approximately $1,967,000 are not recoverable from tenants. These improvements will be funded from operating cash flows, debt financings or proceeds from the sale of shares of our common stock.
More information on our properties and investments can be found in Part I, Item 2. Properties of this Annual Report on Form 10-K.
Recent Market Conditions
We continue to face significant uncertainties due to the COVID-19 pandemic. Both the investing and leasing environments are highly competitive. Even before the COVID-19 pandemic, uncertainty regarding the economic and political environment had made businesses reluctant to make long-term commitments or changes in their business plans. The COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the U.S. and global economy will perform over the next several months. The ongoing trade war between the U.S. and China has also increased the level of uncertainty and resulted in reductions in business investments.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic, may result in decreases in cash flows from investment properties. We have one retail lease with a leasable area of 50,000 square feet scheduled to expire July 31, 2021, representing approximately 0.4% of projected 2021 net operating income from properties. We also have nine leases scheduled to expire in either 2022 or 2023, which comprise an aggregate of 805,822 leasable square feet and representing approximately 24.5% of projected 2021 net operating income from properties. The tenants of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed from working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases. Potential declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations.
While we have had success during 2020 and the first quarter of 2021 with refinancing certain properties, uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
We plan to rely on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity, or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets.
The debt market remains sensitive to the macro environment, such as impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. While we have been able to successfully refinance seven of our properties over the last nine months, economic conditions have deteriorated during the last year as a result of the COVID-19 pandemic and we may experience more stringent lending criteria in the future, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, or any combination of the foregoing.

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
Revenue Recognition
We adopted FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), effective January 1, 2018. Our sources of revenue impacted by ASU No. 2014-09 included revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. Such revenues are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842, as defined and discussed below, in the period the recoverable costs are incurred.
Effective January 1, 2019, we adopted FASB ASU No. 2016-02, Leases (Topic 842) and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively “Topic 842”). Topic 842 established a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applied to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts our accounting for leases primarily as a lessor. However, Topic 842 also impacted our accounting as a lessee for an operating lease acquired as a result of the Self-Management Transaction, which was completed on December 31, 2019.
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
Gain or Loss on Sale of Real Estate Property
We recognize gain or loss on sale of real estate property when we have executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that we will collect substantially all of the consideration for the property. Operating results of the property that is sold remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in our accompanying consolidated statements of operations.
Bad Debts and Allowances for Tenant and Deferred Rent Receivables
We evaluate the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, credit rating, the asset type, and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide an allowance against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected.
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

Income Taxes
We elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code beginning with our taxable year ended December 31, 2016. We expect to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet certain organizational and operational requirements, including meeting various tests regarding the nature of our assets and our income, the ownership of our outstanding stock and distribution of at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.
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

Goodwill and Intangible Assets: The fair value measurements of goodwill and intangible assets are considered Level 3 nonrecurring fair value measurements. For goodwill, fair value measurement involves the determination of fair value of a reporting unit. We use a discounted cash flow approach to estimate the fair value of our real estate assets, which requires the use of capitalization rates and discount rates. We use a Monte Carlo simulation model to estimate future performance, generating the fair value of the reporting unit's business. For intangible assets, fair value measurements include assumptions with inherent uncertainty, including projected securities offering volumes and related projected revenues and long-term growth rates, among others. The carrying value of intangible assets is at risk of impairment if future projected offering proceeds, revenues or long-term growth rates are lower than those currently projected.
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
Related party transactions: We have concluded that it is not practical to determine the estimated fair value of related party transactions. Disclosure rules for fair value measurements require that for financial instruments for which it is not practicable to estimate fair value, information pertinent to those instruments be disclosed. Further information as to these financial instruments with related parties is included in Note 9 to our consolidated financial statements in this Annual Report on Form 10-K.
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
Impairment of Real Estate and Related Intangible Assets
We regularly monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset.
Real Estate Investments Held for Sale
We consider a real estate investment to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investment held for sale, net” and “assets related to real estate investment held for sale,” respectively, in the accompanying consolidated balance sheets. Mortgage notes payable and other liabilities related to real estate investments held for sale are classified as “mortgage notes payable related to real estate investments held for sale, net” and “liabilities related to real estate investments held for sale,” respectively, in the accompanying consolidated balance sheets. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in our accompanying consolidated statements of operations.
Goodwill and Other Intangible Assets
We record goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. We evaluate goodwill and other intangible assets for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized.
When testing goodwill for impairment, we may first assess qualitative factors. The qualitative testing analyzes current economic indicators associated with a reporting unit. If an initial qualitative assessment indicates a stable or improved fair value, no further testing is required. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying value, additional quantitative testing is performed. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, an impairment charge is recognized based on the difference between the reporting unit's carrying value and its fair value. We primarily will utilize a discounted cash flow methodology to calculate the fair value of reporting units.

In assessing goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below its net book value. If, after assessing the totality of events or circumstances, we determine it is unlikely that the fair value of such reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary.
However, if we concluded otherwise, or if we elect to bypass the qualitative analysis, then it is required that we perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit.
Intangible assets consist of purchased customer-related intangible assets, marketing related intangible assets, developed technology and other intangible assets. Intangible assets are amortized over their estimated useful lives using the straight-line method ranging from three to five years. No significant residual value is estimated for intangible assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable as the Company is a smaller reporting company.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective at the reasonable assurance level.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an emerging growth company as of December 31, 2020, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and such report is not required for emerging growth companies.
Changes in Internal Control Over Financial Reporting
Other than our internal controls instituted related to the outsourcing of certain accounting functions and employees working remotely, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.    OTHER INFORMATION
On March 29, 2021, we entered into the New Credit Facility with Banc of California for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023, which replaced our Unsecured Credit Facility. We borrowed $6,000,000 under the New Credit Facility and repaid the $6,000,000 that was owed to PMB on March 31, 2021. The New Credit Facility provides us with a $17,000,000 revolving line of credit for real estate acquisitions (including the $6,000,000 borrowed to repay PMB) and an additional $5,000,000 revolving line of credit for working capital. Under the terms of the New Credit Facility, we will pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 4.75% per annum. We paid Banc of California origination fees of $77,000 in connection with the New Credit Facility and will pay an unused commitment fee of 0.15% per annum of the unused portion of the New Credit Facility, charged quarterly in arrears based on the average unused commitment available under the New Credit Facility. The New Credit Facility is secured by substantially all of our tangible and intangible assets, including intellectual property. The New Credit Facility requires us to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Wirta, our Chairman, has guaranteed our $6,000,000 initial borrowing, which guarantee will expire upon repayment of the $6,000,000 which is due by September 30, 2021. Mr. Wirta has also guaranteed our $5,000,000 revolving line of credit for working capital. On March 29, 2021, we entered into an updated indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of borrowings under the New Credit Facility.
The New Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in our Unsecured Credit Facility. Our ability to borrow under the New Credit Facility will be subject to our ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, corporate existence and financial reporting obligations. The New Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Banc of California may accelerate the repayment of amounts outstanding under the New Credit Facility, take possession of any collateral securing the New Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements:
See Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
(a)(2)    Financial Statement Schedule:
The following financial statement schedule is included herein at pages F-48 through F-50 of this Annual Report on Form 10-K: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.
(a)(3)    Exhibits:
The exhibits listed in this section are included, or incorporated by reference, in this Annual Report on Form 10-K.
(b)    Exhibits:
See (a)(3) above.
(c)    Financial Statements Schedule:
See (a)(2) above.
EXHIBITS LIST

Exhibit	Description
2.1
Agreement and Plan of Merger dated as of September 19, 2019, by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, Rich Uncles Real Estate Investment Trust I and Katana Merger Sub (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

2.2
Contribution Agreement dated as of September 19, 209 by and among Rich Uncles NNN Operating Partnership, LP, RW Holdings NNN REIT, Inc., BrixInvest, LLC and Daisho OP Holdings, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

3.1
Articles of Amendment and Restatement of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

3.2
Articles of Amendment of RW Holdings NNN REIT, Inc. changing its name to Modiv Inc. (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-252321) filed with the Securities and Exchange Commission on January 22, 2021)

3.3
Articles of Amendment of Modiv Inc. effecting a 1:3 reverse stock split on February 1, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

3.4
Amended and Restated Bylaws of Modiv Inc. (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 333-252321) filed with the Securities and Exchange Commission on January 22, 2021)

4.1
Amended and Restated Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix A to the Company's Prospectus filed with its Registration Statement on Form S-3 (File No. 333-252321) filed with the Securities and Exchange Commission on January 22, 2021)

4.2
Amended and Restated Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

4.3
Distribution Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

4.4
Amended and Restated Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

4.5
Registration Rights Agreement by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, and Daisho OP Holdings, LLC, dated December 31, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

4.6
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on April 6, 2020)

10.1
Third Amended and Restated Agreement of Limited Partnership of Modiv Operating Partnership, LP, dated February 1, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

10.2
Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 000-55776) filed with the Securities and Exchange Commission on August 13, 2019)

10.3
Agreement for Purchase and Sale of 2210-2260 Martin Avenue, Santa Clara, California, dated August 25, 2017, between San Tomas Income Partners LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on October 4, 2017)

10.4
Purchase Agreement, dated December 18, 2017, between Reasons Aviation, LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A (File No. 000-55776) filed with the Securities and Exchange Commission on January 8, 2018)

10.5
Business Loan Agreement, dated as of February 1, 2018 and executed on February 28, 2018, by and between RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P., Rich Uncles NNN LP, LLC and Pacific Mercantile Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)

10.6.1
Change in Terms Agreement dated January 15, 2019 to the Business Loan Agreement, dated as of February 1, 2018 (incorporated by reference to Exhibit 10.5.1 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 29, 2019)

10.6.2
Change in Terms Agreement dated March 26, 2019 to the Business Loan Agreement, dated as of February 1, 2018 (incorporated by reference to Exhibit 10.5.2 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 29, 2019)

10.7
Promissory Note, dated February 1, 2018, made by RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P. and Rich Uncles NNN LP, LLC and payable to the order of Pacific Mercantile Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)

10.8
Loan Agreement executed on April 30, 2019 by and between RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P., Rich Uncles NNN LP, LLC and Pacific Mercantile Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on May 2, 2019

10.9
Loan and Security Agreement dated December 19, 2019 between Pacific Mercantile Bank and the RW Holdings NNN REIT, Inc., Rich Uncles NNN LP, LLC, Rich Uncles NNN Operating Partnership, LP, Katana Merger Sub, LP, BrixInvest, LLC and Modiv, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 23, 2019)

10.10
First Amendment to Loan Agreement dated March 13, 2020 between Pacific Mercantile Bank and RW Holdings NNN REIT, Inc., RW Holdings NNN REIT Operating Partnership, LP, Rich Uncles NNN LP, LLC, Katana Merger Sub, LP, and Modiv, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 17, 2020)

10.11
Third Amendment to Loan Agreement dated August 13, 2020 between Pacific Mercantile Bank and RW Holdings NNN REIT, Inc., Rich Uncles NNN LP, LLC, RW Holdings NNN REIT Operating Partnership, LP, BrixInvest, LLC, Katana Merger Sub, LP, and Modiv, LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 14, 2020)

10.12*	Loan and Security Agreement dated March 29, 2021 between Banc of California and Modiv Inc., Modiv Operating Partnership, LP and modiv, LLC
10.13
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and Aaron S. Halfacre (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.14
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and The Raymond J. Pacini Trust u/a/d 5/3/01, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.15*	Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and Aaron S. Halfacre
10.16*	Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and the Raymond J. Pacini Trust u/a/d May 3, 2001, Raymond J. Pacini, Trustee
10.17
Dealer Manager Agreement, effective January 31, 2021, by and between Modiv Inc. and North Capital Private Securities Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

16.1
Letter from Squar Milner LLP dated November 2, 2020 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on November 2, 2020)

21.1*	Subsidiaries of Modiv Inc.
23.1*	Consent of Baker Tilly US, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)
*    Filed herewith.
**    Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
ITEM 16.    FORM 10-K SUMMARY
None.

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Modiv Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Modiv Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15 (a), Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2018.

Irvine, California
March 31, 2021

MODIV INC.
Consolidated Balance Sheets

	As of December 31,
	2020	2019
Assets
Real estate investments:
Land	$65,358,321	$86,775,988
Building and improvements	272,397,472	309,904,890
Tenant origination and absorption costs	23,792,057	27,266,610
Total investments in real estate property	361,547,850	423,947,488
Accumulated depreciation and amortization	(32,091,211)	(20,411,794)
Total investments in real estate property, net (Note 4)	329,456,639	403,535,694
Investment in unconsolidated entity (Note 5)	10,002,368	10,388,588
Total real estate investments, net	339,459,007	413,924,282
Real estate investments held for sale, net (Note 4)	24,585,739	—
Total real estate investments	364,044,746	413,924,282
Cash and cash equivalents	8,248,412	6,823,568
Restricted cash	129,118	113,362
Receivable from sale of real estate property	1,824,383	—
Tenant receivables	6,665,790	6,224,764
Above-market lease intangibles, net	820,842	1,251,734
Due from affiliates (Note 9)	—	2,332
Prepaid expenses and other assets	2,171,717	1,867,777
Interest rate swap derivatives	—	34,567
Assets related to real estate investments held for sale	1,079,361	—
Operating lease right-of-use asset	—	2,386,877
Goodwill, net	17,320,857	50,588,000
Intangible assets, net	5,127,788	7,700,000
Total assets	$407,433,014	$490,917,263
Liabilities and Equity
Mortgage notes payable, net	$175,925,918	$194,039,207
Mortgage notes payable related to real estate investments held for sale, net	9,088,438	—
Total mortgage notes payable, net	185,014,356	194,039,207
Unsecured credit facility, net	5,978,276	7,649,861
Short-term notes payable	—	4,800,000
Economic relief note payable	517,000	—
Accounts payable, accrued and other liabilities	7,579,624	11,555,161
Share repurchases payable	2,980,559	—
Below-market lease intangibles, net	12,565,737	14,591,359
Due to affiliates (Note 9)	—	630,820
Interest rate swap derivatives	1,743,889	1,021,724
Liabilities related to real estate investments held for sale	801,337	—
Operating lease liability	—	2,386,877
Total liabilities	217,180,778	236,675,009

Commitments and contingencies (Note 10)

Redeemable common stock	7,365,568	14,069,692

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 7,874,541 and 7,882,489 shares issued and outstanding as of December 31, 2020 and 2019, respectively	23,623	23,647
Class S common stock $0.001 par value, 100,000,000 shares authorized, 62,860 and 62,202 shares issued and outstanding as of December 31, 2020 and 2019, respectively	189	187
Additional paid-in-capital	224,272,542	220,714,676
Cumulative distributions and net losses	(92,012,686)	(31,168,948)
Total Modiv Inc. equity	132,283,668	189,569,562
Noncontrolling interest in the Operating Partnership	50,603,000	50,603,000
Total equity	182,886,668	240,172,562
Total liabilities and equity	$407,433,014	$490,917,263
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019
Rental income	$38,903,430	$24,544,958

Expenses:
Fees to affiliates (Note 9)	—	3,305,021
General and administrative	10,399,194	2,711,573
Self-management transaction expense (Note 3)	201,920	1,468,913
Depreciation and amortization	17,592,253	9,848,130
Interest expense (Note 7)	11,460,747	7,382,610
Property expenses	6,999,178	4,877,658
Impairment of real estate investment properties	10,267,625	—
Impairment of goodwill and intangible assets (Note 3)	34,572,403	—
Total expenses	91,493,320	29,593,905
Less: Expenses reimbursed by Former Sponsor or affiliates (Note 9)	—	(332,337)
Net expenses	91,493,320	29,261,568

Other operating income:
Gain on real estate investments, net	4,139,749	—
Real estate operating loss	(48,450,141)	(4,716,610)

Other (expense) income:
Lease termination expense (Note10)	(1,039,648)	—
Interest income	4,923	66,570
Income from investments in unconsolidated entities (Note 5)	296,780	234,048
Other, net	46,176	—
Other (expense) income, net	(691,769)	300,618

Net loss	$(49,141,910)	$(4,415,992)

Net loss per common share, basic and diluted (Note 2)	$(6.14)	$(0.88)

Weighted-average number of shares of common stock outstanding, basic and diluted	8,006,276	5,012,158
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Equity
For the Years Ended December 31, 2020 and 2019

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Modiv Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	4,314,431	$12,943	5,865	$18	$119,247,245	$(16,167,437)	$103,092,769	$—	$103,092,769
Issuance of common stock in offerings	1,286,660	3,860	56,337	169	40,904,344	—	40,908,373	—	40,908,373
Issuance of common stock in merger (Note 3)	2,680,741	8,042	—	—	81,700,929	—	81,708,971	—	81,708,971
Contribution of equity in self-management transaction (Note 3)	—	—	—	—	—	—	—	50,603,000	50,603,000
Stock issued as compensation expense	10,335	31	—	—	314,969	—	315,000	—	315,000
Offering costs	—	—	—	—	(1,716,672)	—	(1,716,672)	—	(1,716,672)
Reclassification to redeemable common stock	—	—	—	—	(7,484,065)	—	(7,484,065)	—	(7,484,065)
Shares eliminated in self-management transaction (Note 3)	(3,580)	(10)	—	—	(107,390)	—	(107,400)	—	(107,400)
Repurchases of common stock	(406,098)	(1,219)	—	—	(12,144,684)	—	(12,145,903)	—	(12,145,903)
Distributions declared	—	—	—	—	—	(10,585,519)	(10,585,519)	—	(10,585,519)
Net loss	—	—	—	—	—	(4,415,992)	(4,415,992)	—	(4,415,992)
Balance, December 31, 2019	7,882,489	23,647	62,202	187	220,714,676	(31,168,948)	189,569,562	50,603,000	240,172,562
Issuance of common stock in offerings	665,285	1,996	1,509	5	17,865,389	—	17,867,390	—	17,867,390
Stock issued as compensation expense	16,786	50	—	—	393,283	—	393,333	—	393,333
Class P OP Units compensation	—	—	—	—	355,134	—	355,134	—	355,134
Offering costs	—	—	—	—	(1,205,317)	—	(1,205,317)	—	(1,205,317)
Reclassification to redeemable common stock	—	—	—	—	3,723,565	—	3,723,565	—	3,723,565
Repurchases of common stock	(690,018)	(2,070)	(851)	(3)	(17,574,188)	—	(17,576,261)	—	(17,576,261)
Distributions declared	—	—	—	—	—	(11,701,828)	(11,701,828)	—	(11,701,828)
Net loss	—	—	—	—	—	(49,141,910)	(49,141,910)	—	(49,141,910)
Balance, December 31, 2020	7,874,541	$23,623	62,860	$189	$224,272,542	$(92,012,686)	$132,283,668	$50,603,000	$182,886,668
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(49,141,910)	$(4,415,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,592,253	9,848,130
Stock issued as compensation expense	712,217	372,500
Deferred rents	(1,591,012)	(1,309,272)
Amortization of deferred lease incentives	61,204	61,203
Amortization of deferred financing costs and premiums	1,025,093	638,200
Amortization of above-market lease intangibles	169,857	97,045
Amortization of below-market lease intangibles	(1,541,313)	(646,745)
Impairment of real estate investment properties	10,267,625	—
Impairment of goodwill and intangible assets	34,572,403	—
Gain on sale of real estate investments, net	(4,139,749)	—
Unrealized loss on interest rate swap valuation	770,898	820,496
Income from investments in unconsolidated entities	(296,780)	(234,048)
Distributions from investments in unconsolidated entities	683,000	1,029,786
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables	122,292	(946,209)
Increase in prepaid expenses and other assets	(357,458)	(1,374,345)
(Decrease) increase in accounts payable, accrued and other liabilities	(2,703,292)	1,770,491
Decrease in due to affiliates	(628,488)	(962,336)
Net cash provided by operating activities	5,576,840	4,748,904
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(24,820,410)
Additions to intangible assets	(566,102)	—
Net proceeds from sale of real estate investments	27,008,028	—
Improvements to existing real estate investments	(673,631)	(1,665,180)
Payment of tenant improvements	—	(3,486,927)
Payments of acquisition fees to affiliate	—	(746,459)
Cash acquired from acquisitions of affiliates	—	1,016,507
Payments of lease incentives	(990,000)	—
Collection of refundable purchase deposit	—	100,000
Net cash provided by (used in) investing activities	24,778,295	(29,602,469)
Cash Flows from Financing Activities:
Borrowings from unsecured credit facility	4,260,000	12,609,000
Repayments of unsecured credit facility	(6,000,000)	(13,869,000)
Proceeds from mortgage notes payable	35,705,500	23,100,000
Principal payments on mortgage notes payable	(45,299,688)	(14,879,217)
Proceeds from economic relief note payable	517,000	—
Principal payments on short-term notes payable	(4,800,000)	—
Payments of deferred financing costs to third parties	(387,341)	(495,148)
Refundable loan deposit	(18,804)	—
Payments of financing fees to affiliates	—	(107,500)
Proceeds from issuance of common stock and investor deposits	10,908,856	34,555,691

	For the Years Ended December 31,
	2020	2019
Payment of offering costs	$(1,205,317)	$(1,716,672)
Liabilities for selling commissions on Class S common stock	736	1,302
Repurchases of common stock	(17,576,261)	(12,145,903)
Distributions paid to common stockholders	(5,019,216)	(4,017,986)
Net cash (used in) provided by financing activities	(28,914,535)	23,034,567

Net increase (decrease) in cash, cash equivalents and restricted cash	1,440,600	(1,818,998)

Cash, cash equivalents and restricted cash, beginning of year	6,936,930	8,755,928

Cash, cash equivalents and restricted cash, end of year	$8,377,530	$6,936,930

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,692,697	$5,862,393

Supplemental disclosure of noncash flow information:
Reclassifications to redeemable common stock	$3,723,565	$7,484,065
Reinvested distributions from common stockholders	$6,958,534	$6,352,682
Increase (decrease) in share repurchases payable	$2,980,559	$(584,676)
Increase in accrued distributions	$275,922	$214,851
Unpaid portion of capitalized costs related to acquisitions of affiliates	$—	$1,570,622
Supplemental disclosure of real estate investment held for sale:
Real estate investments held for sale, net	$(25,217,972)	$—
Assets related to real estate investments held for sale, net	$(1,079,361)	$—
Decrease in above-market lease intangibles, net	$(50,549)	$—
Mortgage notes payable related to real estate investments held for sale, net	$9,088,438	$—
Liabilities related to real estate investments held for sale, net	$801,337	$—
Decrease in below-market lease intangibles, net	$325,734	$—
Decrease in interest swap derivatives	$14,166	$—
Supplemental disclosure of noncash flow information in REIT I merger transaction (Note 3):
Real estate properties acquired	$—	$(148,054,617)
Mortgage debt assumed	$—	$62,985,425
Net liabilities assumed	$—	$268,732
Cancellation of investment in REIT I	$—	$3,091,489
Class C common stock issued	$—	$81,708,971
Supplemental disclosure of noncash flow information in self-management transaction (Note 3):
Goodwill in self-management transaction	$—	$(50,588,000)
Intangible assets acquired	$—	$(7,700,000)
Operating lease right-of-use asset acquired / operating lease liability assumed	$(2,386,877)	$2,386,877
Notes payable and short-term credit facility assumed	$—	$6,230,820
Net liabilities assumed	$—	$1,581,580
Issuance of Class M OP Units and Class P OP Units in the Operating Partnership	$—	$50,603,000
Cancellation of investment in the Company	$—	$107,400
See accompanying notes to consolidated financial statements

MODIV INC.
Notes to Consolidated Financial Statements
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Inc. (the “Company” or “Modiv”) was incorporated on May 14, 2015 as a Maryland corporation. The Company was originally incorporated under the name Rich Uncles Real Estate Investment Trust, Inc., and changed its name on October 19, 2015 to Rich Uncles NNN REIT, Inc., again on August 14, 2017 to RW Holdings NNN REIT, Inc. and to Modiv Inc. on January 22, 2021.
The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. Effective February 1, 2021, with the authorization of the board of directors, the Company filed Articles of Amendment to the Company’s charter in the State of Maryland in order to effect a 1:3 reverse stock split of the Company’s Class C common stock and Class S common stock and, following the implementation of the reverse stock split, to decrease the par value of each post-split share of the Company’s Class C common stock and Class S common stock from $0.003 per share to $0.001 per share.
The Company was initially formed to primarily invest in single-tenant income-producing properties located in the United States, leased to creditworthy tenants under long-term net leases. Since December 31, 2019, the Company has been internally managed following its December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and the Company’s former sponsor (“BrixInvest” or the “Former Sponsor”), and the Company’s merger with Rich Uncles Real Estate Investment Trust I (“REIT I”). During 2020, the Company acquired the intellectual property of buildingbits.com (“BuildingBITs”), an innovative online real estate crowd funding platform, and the REITless investment platform (“REITless”), an online investment platform for commercial real estate investment offerings. In 2021, the Company will continue to seek opportunities to be an aggregator within the non-listed real estate product industry, utilizing the combination of its deep understanding of both the crowd funding and real estate markets and the strength of its stockholder-owned, self-managed business model. The Company plans to invest in a diversified portfolio of real estate and real estate-related investments.
The Company holds its investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, formerly known as RW Holdings NNN REIT Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or Katana Merger Sub, LP, a Delaware limited partnership (“Merger Sub”), which is described below and was merged into the Operating Partnership on December 31, 2020. The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of and owned a 99% partnership interest in the Operating Partnership prior to the completion of the Self-Management Transaction (defined below) on December 31, 2019. The Company's wholly-owned subsidiary, Rich Uncles NNN LP, LLC, a Delaware limited liability company formed on May 13, 2016 (“NNN LP”), owned the remaining 1% partnership interest in the Operating Partnership and was the sole limited partner of the Operating Partnership prior to the completion of the Self-Management Transaction on December 31, 2019.
Following the completion of the Self-Management Transaction, the Company, including NNN LP, owned an approximately 87% partnership interest in the Operating Partnership. Daisho OP Holdings, LLC (“Daisho”), a formerly wholly-owned subsidiary of BrixInvest which was spun off from BrixInvest on December 31, 2019, was issued and held 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”), or an approximately 12% limited partnership interest, in the Operating Partnership as of December 31, 2019. The Class M OP Units were distributed to the members of Daisho during 2020. In connection with the Self-Management Transaction, the Company's Chief Executive Officer and Chief Financial Officer were issued an aggregate of 56,029 units of Class P limited partnership interest (the “Class P OP Units”) in the Operating Partnership and thereby owned the remaining approximate 1% limited partnership interest in the Operating Partnership as of December 31, 2019. Following the issuance of 360,000 units (adjusted for the 1:3 reverse stock split) of Class R limited partnership interest (the “Class R OP Units”) in the Operating Partnership to the Company’s employees, including the Chief Executive Officer and Chief Financial Officer, in January 2021 as further described in Note 11, the Company holds an approximately 83% partnership interest, the Daisho members hold an approximately 12% limited partnership interest and employees of the Company hold an approximately 5% limited partnership interest in the Operating Partnership.
The Company was externally managed by its former advisor, Rich Uncles NNN REIT Operator, LLC (the “Former Advisor”), a Delaware limited liability company, pursuant to the Second Amended and Restated Advisory Agreement dated August 11, 2017, as amended (the “Advisory Agreement”), through December 31, 2019. The Former Advisor was wholly-owned by BrixInvest, whose members include Aaron S. Halfacre and Raymond Wirta, the Company’s Chief Executive Officer and Chairman of the Board, respectively. On each of June 24, 2015 and December 31, 2015, the Company issued 3,333.3 shares (adjusted for the 1:3 reverse stock split) of its Class C common stock to the Former Sponsor, for a total of 6,666.7 shares (adjusted for the 1:3 reverse stock split) of Class C common stock, at a purchase price of $30.00 per share (adjusted for the 1:3 reverse stock split). Upon completing the Self-Management Transaction, the Former Sponsor's remaining 3,580 shares (adjusted for the 1:3 reverse stock split) of the Company’s Class C common stock held as of the date of the Self-Management Transaction were canceled.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), REIT I merged with and into Merger Sub, a wholly-owned subsidiary of the Company, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). At such time, the separate existence of REIT I ceased. As a result, the Company issued 2,680,740.5 shares (adjusted for the 1:3 reverse stock split) of its Class C common stock to former shareholders of REIT I. In addition, on December 31, 2019, a self-management transaction was completed, whereby the Company, the Operating Partnership, BrixInvest and Daisho effectuated a Contribution Agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Merger and the Self-Management Transaction, the Company became self-managed (see Note 3).
On July 15, 2015, the Company filed a registration statement on Form S-11 (File No. 333-205684) with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of a maximum of 30,000,000 (adjusted for the 1:3 reverse stock split) of its shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of 3,333,333 (adjusted for the 1:3 reverse stock split) of its shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) (the “Initial DRP Offering” and together with the Primary Offering, the “Initial Registered Offering”). The SEC declared the Company’s registration statement effective on June 1, 2016, and on July 20, 2016, the Company began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, the Company sold shares of Class C common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and began selling shares of its Class S common stock as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons.
On August 11, 2017, the Company began offering up to 33,333,333 shares (adjusted for the 1:3 reverse stock split) of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offerings (as defined below), the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold only to non-U.S. Persons and may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
On December 23, 2019, the Company commenced a follow-on offering pursuant to a new registration statement on Form S-11 (File No. 333-231724) (the “Follow-on Offering” and, together with the Initial Registered Offering and the 2021 DRP Offering (as defined below), the “Registered Offerings”), which registered the offer and sale of up to $800,000,000 in share value of Class C common stock, including $725,000,000 in share value of Class C common stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C common stock pursuant to the Company's DRP. The Company ceased offering shares pursuant to the Initial Registered Offering concurrently with the commencement of the Follow-on Offering.
In response to the significant economic impacts of the novel coronavirus (“COVID-19”) pandemic, effective as of the close of business on May 7, 2020, the Company’s board of directors temporarily suspended the primary portion of the Company’s Follow-on Offering and Class S Offering until such time as the board of directors approved and established an updated estimated net asset value (“NAV”) per share of the Company’s common stock and determined to resume such primary offerings. On May 20, 2020, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s common stock of $21.01 (unaudited and adjusted for the 1:3 reverse stock split) to reflect the Company's valuation of its real estate assets, debt and other assets and liabilities as of April 30, 2020.
Commencing on June 1, 2020, the Company’s board of directors resumed the primary portions of the Follow-on Offering and the Class S Offering. The purchase price per share in the primary portion of the Follow-on Offering was decreased from $30.81 (unaudited and adjusted for the 1:3 reverse stock split) to $21.01 (unaudited and adjusted for the 1:3 reverse stock split), and the purchase price per share in the primary portion of the Class S Offering was decreased to $21.01 plus the amount of any applicable upfront commissions and fees. The NAV per share used for purposes of future repurchases pursuant to the share repurchase programs was also decreased from $30.81 (unaudited and adjusted for the 1:3 reverse stock split) to $21.01 (unaudited and adjusted for the 1:3 reverse stock split).

On January 22, 2021, with the authorization of the board of directors, Modiv amended and restated its DRP with respect to the Company's shares of Class C common stock in order to reflect its corporate name change and to remove the ability of the Company’s stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the amended and restated DRP must reinvest all cash distributions in shares. In addition, the amended and restated DRP provides for determinations by the board of directors of the NAV per share more frequently than annually. The amended and restated DRP was effective with respect to distributions that were paid in February 2021.
On January 22, 2021, the Company filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C common stock to be issued pursuant to the amended and restated DRP (the “2021 DRP Offering” and, collectively with the Initial DRP Offering, the “Registered DRP Offering”). The Company commenced offering shares of Class C common stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering, as discussed below.
Effective January 27, 2021, the board of directors terminated the Company’s Follow-on Offering. In connection with the termination of the Follow-on Offering, the Company stopped accepting investor subscriptions on January 22, 2021. On February 1, 2021, the Company commenced a private offering under Regulation D of the Securities Act of 1933 and is accepting investor subscriptions from accredited investors.
On January 27, 2021, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s Class C common stock and Class S common stock of $23.03 (unaudited and adjusted for the 1:3 reverse stock split). Additional information on the determination of the Company's updated estimated NAV per share, including the process used to determine its estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on January 29, 2021.
Effective January 31, 2021, the Company and North Capital Private Securities Corporation (“NCPS”) terminated their Dealer Manager Agreement, dated January 2, 2020, pursuant to which NCPS had agreed to act as dealer manager in connection with the Follow-on Offering. Effective January 31, 2021, with the authorization of the board of directors, NCPS and the Company entered into a new Dealer Manager Agreement pursuant to which NCPS has agreed to act as dealer manager in connection with investments in the Company by accredited investors.
On February 1, 2021, with the authorization of the board of directors, the Company amended and restated its Class C common stock share repurchase program (the “Class C SRP”) in order to (i) revise the minimum holding period before a stockholder may participate in the Class C SRP from 90 days to six months, (ii) revise the limitations on the share repurchase price so that shares held for less than two years will be repurchased at 98% of the most recently published NAV per share and shares held for at least two years will be repurchased at 100% of the most recently published NAV per share (as opposed to a repurchase price of 97% of the most recently published NAV per share for shares held less than one year, 98% of the most recently published NAV per share for shares held for more than one year but less than two years, 99% of the most recently published NAV per share for shares held for more than two years but less than three years, and 100% of the most recently published NAV per share for shares held for at least three years), (iii) increase the minimum share value (based on the most recently published NAV per share) at which the Company has the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum share value, from $500 to $1,000, and (iv) include language that provides that the Class C SRP will automatically terminate if the Company’s shares of common stock are listed on any national securities exchange. The minimum holding period before a stockholder may participate in the Class C SRP for shares purchased prior to February 1, 2021 will remain at 90 days.
With the authorization of the board of directors, the Company also amended and restated its Class S common stock share repurchase program (the “Class S SRP”) on February 1, 2021 in order to (i) allow the Company to waive the minimum one year holding period before a holder of Class S shares may participate in the Class S SRP in the event of extraordinary circumstances which would place undue hardship on a stockholder, (ii) increase the minimum Class S share value (based on the most recently published NAV per Class S share) at which the Company has the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum Class S share value, from $500 to $1,000, and (iii) include language that provides that the Class S SRP will automatically terminate if the Company’s shares of common stock are listed on any national securities exchange.
Through December 31, 2020, the Company had sold 6,627,934 shares (adjusted for the 1:3 reverse stock split) of Class C common stock in the Registered Offerings, including 790,479 shares (adjusted for the 1:3 reverse stock split) of Class C common stock sold under its registered DRP, for aggregate gross offering proceeds of $197,527,817, and 63,711 shares (adjusted for the 1:3 reverse stock split) of Class S common stock in the Class S Offering, including 2,056 shares (adjusted for the 1:3 reverse stock split) of Class S common stock sold under its DRP, for aggregate gross offering proceeds of $1,932,065.

As of December 31, 2020, the Company had investments in (i) 36 operating properties, excluding four properties held for sale, comprised of: 11 retail properties, 14 office properties and 11 industrial properties (including 14 operating properties of the original 20 operating properties which were acquired through the Merger on December 31, 2019, and comprised of: (a) five retail properties, (b) four office properties and (c) five industrial properties, exclusive of three retail properties classified as held for sale); (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties; and (iii) an approximate 72.7% tenant-in-common interest in a Santa Clara office property (the “TIC Interest”).
During the year ended December 31, 2020, the Company determined to sell nine of its operating properties, including eight retail properties and one industrial property, and classified them as real estate investments held for sale. Five of the retail properties and the industrial property were sold during the year ended December 31, 2020, bringing the remaining real estate investments held for sale to four retail properties as of December 31, 2020 (see Notes 4 and 11 for additional discussion).
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The Company's financial statements, and the financial statements of the Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of the Operating Partnership which is not wholly-owned by the Company is presented as a noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying consolidated financial statements and related notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in such consolidated financial statements and related notes. Actual results could differ materially from those estimates.
Reverse Stock Split
As discussed in Notes 1 and 11, on February 1, 2021, the Company effected a 1:3 reverse stock split of its Class C common stock and Class S common stock and, following the implementation of the reverse stock split, decreased the par value of each share of the Company’s Class C common stock and Class S common stock to $0.001 per share from $0.003 per share. The Company has reflected the effect of the reverse stock split in the accompanying consolidated financial statements and related notes as if it had occurred at the beginning of the earliest period presented.
Noncontrolling Interest in Consolidated Entities
The Company accounts for the noncontrolling interest in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests are reflected as a noncontrolling interest in the accompanying consolidated balance sheets. As described in Note 3, the Class M OP Units could not be converted or exchanged prior to December 31, 2020, which was the one-year anniversary of the closing of the Self-Management Transaction, and the Class P OP Units cannot be converted prior to the expiration of the Lockup Period (as defined below).
Business Combinations
The Company accounts for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”) and applicable Accounting Standards Updates, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to any non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.

ASC 805 defines business as an integrated set of activities and assets (collectively, a “set”) that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. To be considered a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASC 805 provides a practical screen to determine when a set would not be considered a business. If the screen is not met and further assessment determines that the set is not a business, then the set is an asset acquisition. The primary difference between a business combination and an asset acquisition is that an asset acquisition requires cost accumulation and allocation at relative fair value whereas in a business combination the total consideration transferred is allocated among the fair value of the identifiable tangible and intangible assets and liabilities assumed. Acquisition costs are capitalized for an asset acquisition and expensed for a business combination (see Note 3 for a description of the Merger and Self-Management Transaction).
Revenue Recognition
The Company adopted FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), effective January 1, 2018. The Company’s sources of revenue impacted by ASU No. 2014-09 included revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. Such revenues are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842, as discussed below, in the period the recoverable costs are incurred. Tenant reimbursements, for which the Company paid the associated costs directly to third-party vendors and was reimbursed by the tenants, were recognized and recorded on a gross basis.
The Company adopted FASB ASU No. 2016-02 “Leases (Topic 842)” and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01 effective January 1, 2019, which provided practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively “Topic 842”). Topic 842 established a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applied to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacted the Company's accounting for leases primarily as a lessor. However, Topic 842 also impacted the Company's accounting as a lessee for an operating lease assumed as a result of the Self-Management Transaction, which was completed on December 31, 2019.
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in ASU No. 2014-09. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU No. 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company's leasing arrangements, the Company accounted for all lease and nonlease components as one-single component under Topic 842. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 for the year ended December 31, 2019 in the Company's consolidated statements of operations. For the years ended December 31, 2020 and 2019, tenant reimbursements included in rental income amounted to $7,028,808 and $4,857,794, respectively.
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
Gain or Loss on Sale of Real Estate Property
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions for the year ended December 31, 2020 met these criteria at closing. Operating results of the property that is sold remains in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying consolidated statements of operations.
Bad Debts and Allowances for Tenant and Deferred Rent Receivables
The Company's determination of the adequacy of its allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection, the Company also may record an allowance under other authoritative GAAP depending upon the Company's evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company's consolidated statements of operations.
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
Advertising Costs
The Company incurred advertising costs charged to general and administrative expenses for the year ended December 31, 2020 aggregating $607,787. In 2019, the advertising costs relating to the Offerings were paid by the Former Advisor through September 30, 2019. These amounts were reimbursed to the Former Advisor as organizational and offering costs to the extent they did not exceed the 3% limit as further discussed in Note 9, and the Company did not incur any advertising costs related to the Offerings during the three months ended December 31, 2019.

Income Taxes
The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 2016. The Company expects to operate in a manner that will allow it to continue to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including meeting various tests regarding the nature of the Company's assets and income, the ownership of the Company's outstanding stock and distribution of at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Neither the Company nor its subsidiaries has been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2020 and 2019. As of December 31, 2020, the returns for calendar years 2016, 2017, 2018 and 2019 remain subject to examination by major tax jurisdictions.
Other Comprehensive Loss
For the years ended December 31, 2020 and 2019, other comprehensive loss is the same as net loss.
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
Diluted EPS is the same as Basic EPS for the years ended December 31, 2020 and 2019 as the Company had a net loss for both years. As of both December 31, 2020 and 2019, there were 657,949.5 Class M OP Units and 56,029 Class P OP Units, respectively, that were convertible to Class C OP Units (defined below) at a conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class M OP Unit or Class P OP Unit, as applicable, after a specified period of time (see Note 3). The holders of Class C OP Units may exchange such Class C OP Units for shares of the Company's Class C common stock on a 1-for-1 basis or cash, at the Company’s sole and absolute discretion. The Class M OP Units and Class P OP Units, and the shares of Class C common stock into which they may ultimately be converted, were excluded from the computation of Diluted EPS because their effect would not be dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the years then ended.
The Company has presented the basic and diluted net loss per share amounts on the accompanying consolidated statements of operations for Class C and Class S share classes as a combined common share class. Application of the two-class method for allocating net loss in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss of $6.06 and $0.88 per share for Class C shares for the years ended December 31, 2020 and 2019, respectively, and a net loss of $6.06 and $0.82 per share for Class S shares for the years ended December 31, 2020 and 2019, respectively. The differences in loss per share if allocated under this method primarily reflect the lower effective dividends per share for Class S stockholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflect the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding.
Distributions declared per share of Class C common stock were $1.46 and $2.11 (adjusted for the 1:3 reverse stock split) for the years ended December 31, 2020 and 2019, respectively. Distributions declared per share of Class S common stock were $1.46 and $2.11 (adjusted for the 1:3 reverse stock split) for the years ended December 31, 2020 and 2019. The distribution paid per share of Class S common stock is net of the deferred selling commission.

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
Goodwill and Intangible Assets: The fair value measurements of goodwill and intangible assets are considered Level 3 nonrecurring fair value measurements. For goodwill, fair value measurement involves the determination of fair value of a reporting unit. The Company uses a discounted cash flow approach to estimate the fair value of its real estate assets which requires the use of capitalization rates and discount rates. The Company uses a Monte Carlo simulation model to estimate future performance, generating the fair value of the reporting unit's business. For intangible assets, fair value measurements include assumptions with inherent uncertainty, including projected securities offering volumes and related projected revenues and long-term growth rates, among others. The carrying value of intangible assets is at risk of impairment if future projected offering proceeds, revenues or long-term growth rates are lower than those currently projected.
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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing and for on-site and tenant improvements or property taxes. Restricted cash as of December 31, 2020 and 2019 amounted to $129,118 and $113,362, respectively.
Pursuant to lease agreements, the Company has obligations to pay for $60,598 and $98,329 in site and tenant improvements to be incurred by tenants as of December 31, 2020 and 2019, respectively, including a 72.7% share of the tenant improvements for the Santa Clara property. At December 31, 2020 and 2019, the Company’s restricted cash held to fund these improvements totaled $92,684 and $92,684, respectively. As of December 31, 2020 and 2019, the Company also held restricted cash of $36,434 and $20,678 to fund an impounded property tax.
Real Estate Investments
Real Estate Acquisition Valuation
The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. There were no real estate acquisitions during 2020. All real estate acquisitions in 2019 were treated as asset acquisitions. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

●	Buildings	10 - 48 years
●	Site improvements	Shorter of 15 years or remaining lease term
●	Tenant improvements	Shorter of 15 years or remaining lease term
●	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining lease term
Impairment of Investment in Real Estate Properties
The Company regularly monitors events and changes in circumstances that could indicate that the carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 4, the Company recorded impairment charges of $10,267,625 related to six of its real estate properties during the year ended December 31, 2020. The Company did not incur any impairment charges for its real estate properties during the year ended December 31, 2019.
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: (1) whether any expired or existing contracts are leases or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the Company no longer capitalizes internal leasing costs and third-party legal leasing costs and instead charges these costs to expense as incurred. These expenses are included in legal leasing costs under property expenses in the Company's consolidated statements of operations. The election of the package of practical expedients described above permits the Company to continue to account for its leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases entered into or acquired commencing or modified after January 1, 2019.
Real Estate Investments Held for Sale
The Company considers a real estate investment to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investment held for sale, net” and “assets related to real estate investment held for sale,” respectively, in the accompanying consolidated balance sheets. Mortgage notes payable and other liabilities related to real estate investments held for sale are classified as “mortgage notes payable related to real estate investments held for sale, net” and “liabilities related to real estate investments held for sale,” respectively, in the accompanying consolidated balance sheets. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying consolidated statements of operations.

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
Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. The Company evaluates goodwill and other intangible assets for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other on an annual basis, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized.
In assessing goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of such reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary.
However, if the Company concludes otherwise, or if it elects to bypass the qualitative analysis, then it is required to perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit.
Intangible assets consist of purchased customer-related intangible assets, marketing related intangible assets, developed or acquired technology and other intangible assets. Intangible assets are amortized over their estimated useful lives using the straight-line method ranging from three years to five years. No significant residual value is estimated for intangible assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.
As further discussed in Note 3, due to the impacts of the COVID-19 pandemic, the Company performed an impairment analysis of goodwill and intangible assets as of March 31, 2020. As a result, the Company recorded impairment charges of $33,267,143 and $1,305,260 to goodwill and intangible assets, respectively, for the three months ended March 31, 2020.
The Company conducted its annual impairment analysis as of December 31, 2020 using the qualitative factors discussed above and determined that no additional impairments to goodwill or intangible assets were necessary.
Deferred Financing Costs
Deferred financing costs represent commitment fees, financing coordination fees paid to the Former Advisor, mortgage loan and line of credit fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the Company's balance sheet as a direct deduction from the carrying value of the associated debt liabilities. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to revolving credit facilities are presented as an asset in periods where there are no outstanding borrowings under the facility.

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
Related Party Transactions
The Company recorded all related party fee expense as incurred, subject to certain limitations described in the Company’s Advisory Agreement (see Note 9). There were no related party fees during the year ended December 31, 2020 as a result of the Self-Management Transaction.
Distributions
The Company intends, although is not legally obligated, to continue to make regular monthly distributions to holders of its shares at least at the level required to maintain REIT status unless the results of operations, general financial condition, general economic conditions or other factors inhibit the Company from doing so. Distributions are authorized at the discretion of the Company’s board of directors, which is directed, in substantial part, by its obligation to cause the Company to comply with the REIT requirements of the Internal Revenue Code. To the extent declared by the board of directors, distributions are payable on the 25th day of the following month. Should the 25th day fall on a weekend, distributions are payable on the first business day thereafter.
The following presents the U.S. federal income tax characterization of the distributions paid:

	Years Ended December 31
	2020	2019
Ordinary income	$—	$0.3825
Non-taxable distribution	1.4600	1.7280
Total	$1.4600	$2.1105
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Through January 21, 2021, stockholders could reinvest any amount up to the amount of the distribution. Effective January 22, 2021, the Company removed the ability of its stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the amended and restated DRP must reinvest all cash distributions in shares (see Note 11).
Participants in the DRP acquire common stock at a price per share equal to the most recently disclosed estimated NAV per share, as determined by the Company’s board of directors. The initial price of the Registered DRP Offering was $30.00 per share (adjusted for the 1:3 reverse stock split) used through January 18, 2018. The Registered DRP Offering price adjusts during the course of the Registered DRP Offering on at least an annual basis to equal the then current NAV per share. Effective January 19, 2018, the Registered DRP Offering price was revised based on the estimated NAV to $30.15 per share (unaudited and adjusted for the 1:3 reverse stock split); effective January 14, 2019, the Registered DRP Offering price was revised based on the estimated NAV to $30.48 per share (unaudited and adjusted for the 1:3 reverse stock split); and effective February 1, 2020, the Registered DRP Offering price was revised based on the estimated NAV to $30.81 per share (unaudited and adjusted for the 1:3 reverse stock split).

As a result of the significant economic impacts of the COVID-19 pandemic, on May 20, 2020, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s common stock of $21.01 (unaudited and adjusted for the 1:3 reverse stock split) to reflect the Company's valuation of its real estate assets, debt and other assets and liabilities as of April 30, 2020. Effective with the distribution to stockholders on May 26, 2020, the Registered DRP Offering price was revised based on the estimated NAV to $21.01 per share (unaudited and adjusted for the 1:3 reverse stock split). Effective on February 1, 2021, the Registered DRP Offering price was revised based on the estimated NAV to $23.03 per share (unaudited and adjusted for the 1:3 reverse stock split).
Redeemable Common Stock
The Company has adopted a share repurchase program that enables qualifying stockholders to sell their stock to the Company in limited circumstances. Shares of Class C common stock must be held for 90 days after they have been issued to the applicable stockholder for shares issued prior to February 1, 2021 and six months for shares issued thereafter before the Company will accept requests for repurchase, except for shares acquired pursuant to the Company’s DRP if the applicable stockholder has held its initial investment for at least 90 days for shares issued prior to February 1, 2021 and six months for shares issued thereafter. The Company may, subject to the conditions and limitations described below, repurchase the shares presented to it for cash to the extent the Company has sufficient funds available to fund such repurchases.
In accordance with the Company’s share repurchase program for its Class C common stock, prior to February 1, 2021 the per share repurchase price depended on the length of time the redeeming stockholder held such shares as follows:
(i)    less than one year from the purchase date, 97% of the most recently published NAV per share;
(ii)    after at least one year but less than two years from the purchase date, 98% of the most recently published NAV per share;
(iii)    after at least two years but less than three years from the purchase date, 99% of the most recently published NAV per share; and
(iv)    after at least three years from the purchase date, 100% of the most recently published NAV per share.
Effective February 1, 2021, the per share repurchase price depends on the following length of time the redeeming stockholder has held such shares:
(i)    less than two years from the purchase date, 98% of the most recently published NAV per share; and
(ii)    after at least two years from the purchase date, 100% of the most recently published NAV per share.
The Company’s most recently published NAV, effective as of February 1, 2021, is $23.03 per share (unaudited and adjusted for the 1:3 reverse stock split). Prior to February 1, 2021, repurchases under the share repurchase program of the Company’s Class C common stock were made based on the original Primary Offering price of $30.00 (adjusted for the 1:3 reverse stock split) through January 18, 2018; then based on the estimated NAV of $30.15 per share (unaudited and adjusted for the 1:3 reverse stock split) effective January 19, 2018 through January 13, 2019; then based on the estimated NAV of $30.48 per share (unaudited and adjusted for the 1:3 reverse stock split) effective January 14, 2019 through January 31, 2020; then based on the estimated NAV of $30.81 per share (unaudited and adjusted for the 1:3 reverse stock split) effective February 1, 2020 through May 19, 2020; and then based on the estimated NAV of $21.01 per share (unaudited and adjusted for the 1:3 reverse stock split) effective May 20, 2020 through January 31, 2021, subject to the same discounts for the length of time such shares were held as described above.
In accordance with the Company’s share repurchase program for its Class S common stock, shares of Class S common stock are not eligible for repurchase unless they have been held for at least one year. After this holding period has been met, the Company will accept requests for repurchase of Class S shares at the most recently published NAV per share, which, effective as of February 1, 2021, is $23.03 per share (unaudited and adjusted for the 1:3 reverse stock split).
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

From inception through December 31, 2020, 1,482,188 shares (adjusted for the 1:3 reverse stock split) were repurchased by the Company, which represented approved repurchase requests received in good order and eligible for redemption through December 31, 2020. These shares were repurchased with the proceeds from debt financings, proceeds from sale of real estate properties and the Registered Offerings based on the NAV per share at the time of repurchase and in accordance with the schedule of discounts above.
Limitations on Repurchase
The Company may, but is not required to, use available cash not otherwise dedicated to a particular use to pay the repurchase price, including cash proceeds generated from the DRP, securities offerings, operating cash flow not intended for distributions, debt financings and asset sales. The Company cannot guarantee that it will have sufficient available cash to accommodate all repurchase requests made in any given month.
In addition, the Company may not repurchase shares in an amount that would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Additional limitations on share repurchases under the share repurchase programs are as follows:
•Repurchases per month are limited to no more than 2% of the Company’s most recently determined aggregate NAV, which the Company currently intends to calculate on a quarterly basis within 45 days after the end of each quarter, barring any extenuating circumstances (and calculated as of the last day of the immediately preceding quarter). Repurchases for any calendar quarter are limited to no more than 5% of the Company’s most recently determined aggregate NAV, which means the Company is permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of its aggregate NAV in any 12-month period.
•The foregoing repurchase limitations will be based on “net repurchases” during a quarter or month, as applicable. The term “net repurchases” means the excess of the Company’s share repurchases (capital outflows) over the proceeds from the sale of its shares (capital inflows) for a given period. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the current offering (including purchases pursuant to its DRP) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.
•While the Company currently intends to calculate the foregoing repurchase limitations on a net basis, the Company’s board of directors may choose whether the 5% quarterly limit will be applied to “gross repurchases,” meaning that amounts paid to repurchase shares would not be netted against capital inflows. If repurchases for a given quarter are measured on a gross basis rather than on a net basis, the 5% quarterly limit could limit the number of shares repurchased in a given quarter despite the Company receiving a net capital inflow for that quarter.
•In order for the Company’s board of directors to change the basis of repurchases from net to gross, or vice versa, the Company will provide notice to its stockholders in a supplement to the prospectus or offering memorandum for the offering of shares or current or periodic report filed with the SEC, as well as in a press release or on its website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.
See Note 11 for more details of the Company's amended and restated share repurchase programs.
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

The Company determines the accounting classification of equity instruments (e.g., restricted stock units) that are issued as purchase consideration or part of the purchase consideration in a business combination, as either liability or equity, by first assessing whether the equity instruments meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”), and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, equity instruments are classified as liabilities if the equity instruments are mandatorily redeemable, obligate the issuer to settle the equity instruments or the underlying shares by paying cash or other assets, or must or may require an unconditional obligation that must be settled by issuing a variable number of shares.
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
Segments
The Company has invested in single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other and are managed as one unit by a common management team. As of December 31, 2020 and 2019, the Company aggregated its investments in real estate into one reportable segment.
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate investments included in the notes to consolidated financial statements are presented on an unaudited basis.
Recent Accounting Pronouncements
New Accounting Standards Issued and Adopted
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
The Company has elected to utilize the method wherein the concessions result in additional lease receivable during the deferral period as available under the Topic 842 Q&A for lease concessions related to the effects of the COVID-19 pandemic. The Company's lease concessions related to the effects of the COVID-19 pandemic resulted in additional receivables during the deferral periods which have all been collected as of December 31, 2020. Due to the continuing nature of the COVID-19 pandemic, there may be subsequent impacts from future tenant requests for lease concessions or deferrals for future periods. The Company maintains an inventory of tenants which have or are expected to request lease concessions. Future lease concessions may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments with respect to the continued spread and treatment of COVID-19, which the Company cannot accurately predict at this time.
New Accounting Standards Issued and Not Yet Adopted
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
NOTE 3. MERGER AND SELF-MANAGEMENT TRANSACTION
REIT I Merger Transaction
On December 31, 2019, pursuant to the Merger Agreement, the Company completed the acquisition of REIT I. The Company's stockholders approved the Merger contemplated by the Merger Agreement at the Annual Meeting of Stockholders held on December 17, 2019 (the “Annual Meeting”). The shareholders of REIT I approved the Merger contemplated by the Merger Agreement at REIT I’s Special Meeting of Shareholders, also held on December 17, 2019. On December 31, 2019, REIT I merged with and into Merger Sub, which survived the Merger as the Company's direct, wholly-owned subsidiary. At such time, the separate existence of REIT I ceased. The acquisition primarily included 20 single-tenant commercial properties and related tenant receivables, mortgage notes payable and accounts payable, in exchange for Merger consideration for each of REIT I's common shares (the “REIT I Common Shares”) issued and outstanding immediately prior to the Merger, other than the REIT I Common Shares owned by the Company, which were automatically canceled and retired, and converted into the right to receive one share of the Company's Class C common stock, with any fractional REIT I Common Shares converted into a corresponding number of fractional shares of the Company’s Class C common stock. As a result, the Company issued 2,680,740.5 shares (adjusted for the 1:3 reverse stock split) of its Class C common stock to former shareholders of REIT I. As further discussed in Note 5, prior to the merger of REIT I with and into Merger Sub on December 31, 2019, the Company had an approximate 4.8% ownership interest in REIT I.
Accounting Treatment
While the Merger transaction was treated legally as a merger of the two entities, for accounting purposes, the transaction was treated as an asset acquisition under GAAP because REIT I did not possess the capability to operate its properties to generate revenue since it had no workforce. It was dependent on its advisor and did not possess the processes to perform asset management, property purchase and sale transactions or the resulting revenue generation on a stand-alone basis. The real estate assets acquired are similar in nature to each other and represent substantially all of the fair value of the assets acquired. While there are some dissimilarities, including the nature of the use (retail, industrial and office), each of the properties was subject to a multi-year lease with a single creditworthy tenant and the properties had similar risk profiles, generally including a mortgage secured only by the property. In addition, 17 of the 20 properties (approximately 93% by value as of the transaction date) were located in California and therefore subject to California law. Further, all properties were managed without on-site offices. Also, as Merger Sub, not REIT I, was the surviving entity, there was no entity level debt and there was no contingent consideration paid, as would be typical in the purchase of an operating business.
The assets and liabilities acquired in the Merger were recorded at their estimated fair value as determined as of December 31, 2019, including normal adjustments for the values of lease-in-place and above/below market leases and premium/discount on outstanding mortgage notes payable. The Company incurred approximately $3,044,000 of acquisition-related transaction costs during 2019. These acquisition-related transaction costs were capitalized to the acquired real estate assets. As the transaction closed on the final day of the year, the Merger did not have an impact on the Company's consolidated statement of operations for the year ended December 31, 2019.
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
BrixInvest had been engaged in the business of serving as the sponsor platform supporting the operations of the Company, REIT I and, prior to October 28, 2019, BRIX REIT, Inc. (“BRIX REIT”), including serving, directly or indirectly, as advisor and property manager to the Company, REIT I and, until October 28, 2019, BRIX REIT.
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

The Class M OP Units were issued to Daisho on December 31, 2019 in connection with the Self-Management Transaction and are non-voting, non-dividend accruing, and were not able to be converted or exchanged prior to the one-year anniversary of the completion of the Self-Management Transaction. Investors holding units in BrixInvest received Daisho units in a ratio of 1:1 for an aggregate of 657,949.5 Daisho units. During 2020, Daisho distributed the Class M OP Units to its members and the Class M OP Units will become convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction will vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction. In the event that the Class M OP Units are converted into Class C OP Units prior to December 31, 2023, such Class M OP Units shall be exchanged at the rate indicated below:

Date of Exchange	Early Conversion Rate
From December 31, 2020 to December 30, 2021	50% of the Class M conversion ratio
From December 31, 2021 to December 30, 2022	60% of the Class M conversion ratio
From December 31, 2022 to December 30, 2023	70% of the Class M conversion ratio
The Class M OP Units are eligible for an increase in the conversion ratio (conversion ratio enhancement) if the Company achieves both of the targets for assets under management (“AUM”) and adjusted funds from operations (“AFFO”) in a given year as set forth below and as adjusted for the 1:3 reverse stock split:

	Hurdles
	AUM	AFFO	Class M
	($ in billions)	Per Share ($)	Conversion Ratio
Initial Conversion Ratio			1:1.6667
Fiscal Year 2021	$0.860	$1.77	1:1.9167
Fiscal Year 2022	$1.175	$1.95	1:2.5000
Fiscal Year 2023	$1.551	$2.10	1:3.0000
Based on the current conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NAV per share of $21.01 (unaudited and adjusted for the 1:3 reverse stock split) as of December 31, 2020, a Class M OP Unit would be valued at $35.02 (unaudited and adjusted for the 1:3 reverse stock split). The current NAV does not impact the early conversion rate or the future conversion enhancement ratio of the Class M OP Units and Class P OP Units.
The Company also issued a portion of the Class P OP Units described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Amended OP Agreement), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
The Company issued a total of 56,029 Class P OP Units to Messrs. Halfacre and Raymond J. Pacini, the Company's Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited and adjusted for the 1:3 reverse stock split) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split)for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense. During the year ended December 31, 2020, the Company amortized and charged $355,133 to stock compensation expense. The unamortized value of these units was $1,154,186 as of December 31, 2020.

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
On February 1, 2021, the Company, the Operating Partnership and the limited partners of the Operating Partnership entered into the Third Amended and Restated Agreement of Limited Partnership, which further amended the Amended OP Agreement dated December 31, 2019. The amendments included amending the name of the Operating Partnership from “RW Holdings NNN REIT Operating Partnership, LP” to “Modiv Operating Partnership, LP” and providing the terms of the Class R OP Units granted to employees as further described in Note 11.
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
Accounting Treatment
In accordance with GAAP, the Company accounted for the Self-Management Transaction as an acquisition of a business in accordance with the accounting standards codification guidance for business combinations because the parties to the transaction were not under common control and the acquisition was for an integrated set of activities and assets, consisting of inputs (executives and staff with knowledge and experience) and processes (operating a real estate investment trust and online investor website platform) that contribute to the creation of outputs (real estate transactions, asset management and generation of investors). Therefore, the total consideration transferred was allocated to the acquired net tangible and intangible assets based on their estimated fair values as of December 31, 2019.
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
As of December 31, 2019, the Company has substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date. The Company incurred $1,468,913 in costs in connection with the Self-Management Transaction, which are included in the accompanying consolidated statement of operations for the year ended December 31, 2019 and an additional $201,920 in post-closing costs incurred during the year ended December 31, 2020.

Purchase Price Allocation
The following table summarizes the allocation of the purchase price to the fair values assigned to the BrixInvest assets acquired and liabilities assumed as of December 31, 2019, the closing date of the Self-Management Transaction. These fair values are based on internal Company and independent external third-party valuations:

Fair Values Assigned	December 31, 2019
Assets:
Cash and cash equivalents	$(204,176)
Prepaid expenses and other assets	(305,212)
Operating lease right-of-use asset	(2,386,877)
Intangible assets	(7,700,000)
Liabilities:
Short-term notes payable	4,800,000
Due to affiliates	630,820
Bank line of credit	800,000
Accounts payable and other liabilities	2,070,968
Operating lease liability	2,386,877
Net	92,400
Add: Cancellation of investment in the Company	(107,400)
Less: Contribution of Class M OP Units and Class P OP Units	50,603,000
Goodwill	$(50,588,000)
Prior to the closing of the Self-Management Transaction, BrixInvest held 3,580 shares (adjusted for the 1:3 reverse stock split) of Class C common stock in the Company, purchased at $30.00 per share (adjusted for the 1:3 reverse stock split). These shares were canceled in connection with the Self-Management Transaction.
Goodwill
The goodwill recognized was primarily attributable to the Company's ability to be self-managed, the value of the workforce which could facilitate growth opportunities from both existing and new investment income streams and the ability to offer new products, the investor platform acquired from BrixInvest and its expected synergies resulting from the Self-Management Transaction and the Merger. Key areas of expected cost synergies included increased purchasing power for acquiring properties, lower financing costs and administrative efficiencies. Goodwill was expected to be mostly non-deductible for tax purposes. As permitted under ASC 805 for business combinations, the Company recorded goodwill because the purchase price of the Self-Management Transaction exceeded the estimated fair value of net identified tangible and intangible assets acquired.
However, the current COVID-19 pandemic in the United States and globally, and the magnitude and uncertain duration of the economic impacts, have resulted in challenges in attracting investor equity during this period of economic weakness and volatility. The disruption in the Company's Offerings was expected to have a protracted impact on capital raising, and the recessionary pressures on the economy resulted in real estate market uncertainty and an approximate 14% decrease in the estimated fair value of the Company’s real estate properties as of April 30, 2020 as compared with the estimated fair value of the Company’s real estate properties as of December 31, 2019 (see discussion of the Company's updated estimated NAV per share approved on May 20, 2020 in Note 1). Given these circumstances, the Company revised its capital raise projections, its projections of new investment and other factors contributing to the Company's analysis of estimated fair value of its consolidated business operations. The Company performed a quantitative analysis for its single reporting unit to compare the estimated fair value of the Company’s net tangible and intangible assets, including the estimated fair value of the business acquired from its Former Sponsor, to the carrying value of its net tangible and intangible assets as of March 31, 2020. Since the estimated fair value of the Company’s net tangible and intangible assets was less than the carrying amount of its net tangible and intangible assets, the Company recorded a goodwill impairment charge of $33,267,143 during the quarter ended March 31, 2020. The Company conducted its annual impairment analysis as of December 31, 2020 using the qualitative factors discussed in Note 2 and concluded that no additional impairment to goodwill was necessary.

The net carrying amount of goodwill as of December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019
Goodwill	$17,320,857	$50,588,000
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
Intangible assets, net as of December 31, 2020 and 2019 and related useful lives were as follows:

	Weighted-Average Useful Life	December 31,
Intangible Assets		2020	2019
Investor list, net	5.0 years	$3,494,740	$4,800,000
Web services technology, domains and licenses	3.0 years	3,466,102	2,900,000
		6,960,842	7,700,000
Accumulated amortization		(1,833,054)	—
Net		$5,127,788	$7,700,000
No amortization expense was recorded for the intangible assets resulting from the acquisition of BrixInvest assets for the year ended December 31, 2019 due to the closing date having been on the final day of the fiscal year.
During the year ended December 31, 2020, the Company acquired additional web services technology, domains and licenses intangible assets of $566,102, respectively. Amortization expense for the year ended December 31, 2020 amounted to $1,833,054.
As discussed above, the COVID-19 pandemic has caused significant disruptions in the economy and uncertainties in the investment markets. Based on the impacts on the Company's investors and the economy, the Company evaluated the fair value of intangibles to determine if they exceeded the respective carrying values and determined that a portion of the investor list would no longer be viable and, therefore, an impairment charge of $1,305,260 was recorded during the quarter ended March 31, 2020. The Company conducted its annual impairment analysis of additional intangible assets as of December 31, 2020 using the qualitative factors discussed in Note 2 and concluded that no additional impairment was necessary.
The estimated amortization expense for the succeeding fiscal years is as follows: 2021, $1,840,576; 2022, $1,840,576; 2023, $749,978; and 2024, $696,658.

NOTE 4. REAL ESTATE INVESTMENTS
As of December 31, 2020, the Company’s real estate investment portfolio consisted of (i) 36 operating properties located in 14 states (including 14 operating properties of the original 20 operating properties acquired in connection with the Merger on December 31, 2019) and comprised of: 11 retail properties, 14 office properties and 11 industrial properties, (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties and (iii) a 72.7% undivided TIC Interest in an office property in Santa Clara, California, not reflected in the table below, but discussed in Note 5.
The following table provides summary information regarding the Company’s real estate portfolio as of December 31, 2020:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,269,351	$(2,221,380)	$8,903,818
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(166,006)	1,232,108
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(212,451)	1,471,978
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(159,501)	1,147,089
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(152,925)	1,133,110
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(156,949)	1,056,780
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(152,492)	1,036,002
Dana	Cedar Park, TX	12/27/2016	Industrial	6,802,876	531,439	(1,835,800)	5,498,515
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,341,199	(2,968,985)	10,755,205
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,248	(833,278)	5,611,638
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(1,170,222)	9,905,493
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(1,058,455)	7,571,643
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(832,474)	6,711,715
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(604,163)	5,819,935
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(1,113,651)	11,740,497
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(2,111,134)	25,246,766
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(3,476,588)	13,642,592
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(2,151,938)	13,850,551
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(681,341)	7,008,583
Bon Secours	Richmond, VA	10/31/2018	Office	10,388,751	800,356	(978,335)	10,210,772
Costco	Issaquah, WA	12/20/2018	Office	27,330,797	2,765,136	(2,654,329)	27,441,604
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	2,894,017	(1,597,022)	35,491,364
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	(220,609)	4,430,708
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	(147,132)	5,014,212
PMI Preclinical	San Carlos, CA	12/31/2019	Industrial	9,672,174	408,225	(204,321)	9,876,078
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	(138,515)	3,216,868
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	447,927	(599,428)	12,295,786
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	(70,911)	1,322,754
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	(338,232)	7,079,035
Wood Group	San Diego, CA	12/31/2019	Industrial	9,731,220	466,293	(565,017)	9,632,496
ITW Rippey	El Dorado Hills, CA	12/31/2019	Industrial	7,071,143	304,387	(303,219)	7,072,311
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	(50,969)	1,307,065
Gap	Rocklin, CA	12/31/2019	Office	8,378,276	360,377	(479,306)	8,259,347
L-3 Communications	Carlsbad, CA	12/31/2019	Industrial	11,631,857	454,035	(470,823)	11,615,069
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,555,055	1,616,610	(1,080,349)	30,091,316
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	(132,961)	5,426,426
				$337,755,793	$23,792,057	$(32,091,211)	$329,456,639

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
On April 1, 2020, the Company’s special purpose subsidiary initiated negotiations with the lender on the property, and requested a deferral of mortgage payments until the tenant resumed paying rent. The lender did not agree to provide any substantial mortgage relief to the Company's special purpose subsidiary, but agreed to temporarily reduce its $32,000 monthly mortgage payment by $8,000 from May 2020 through August 2020. The Company's special purpose subsidiary determined that if it was unable to secure a replacement tenant, then it would consider allowing the lender to foreclose on, and take possession of, the property. As such, the Company concluded that it was necessary to record an impairment charge to reduce the net book value of the property to its estimated fair value.
In addition, the Company determined that the effects of the COVID-19 pandemic on the overall economy and commercial real estate market would also negatively impact the Company's ability to re-lease two vacant properties, the property formerly leased to Dinan Cars through January 31, 2020 located in Morgan Hill, California and the property leased to Dana, but currently unoccupied, located in Cedar Park, Texas. Based on an evaluation of the value of these two properties, the Company determined that impairment charges were required to reflect the reduction in value due to the uncertainty regarding leasing or sale prospects. During the three months ended March 31, 2020, the Company recorded impairment charges aggregating $9,157,068 based on the estimated fair value of the real estate properties discussed above.
During the three months ended June 30, 2020 and December 31, 2020, the Company recorded additional impairment charges related to properties held for sale. As of June 30, 2020, the Company recorded an impairment charge of $349,457 related to the property located in Lake Elsinore, California and leased to Rite Aid through February 29, 2028. As of December 31, 2020, the Company recorded an aggregate of $761,100 in impairment charges related to its property located in Bedford, Texas and leased to the operator of a Harley Davidson dealership through April 12, 2032 and its property located in San Jose, California and leased to the operator of a Chevron gas station through May 31, 2025. The impairment charges related to the properties located in Lake Elsinore and San Jose, California reflect the excess of the property's carrying value over the property's sale price less estimated selling costs (see below for discussion of the property sale), while the impairment charge related to the property located in Bedford, Texas pertained to a portion of the Company's straight-line rent receivable for this property which the Company does not expect to recover as a result of the planned sale (see below for discussion of the property classification to held for sale).
The aggregated impairment charges of $10,267,625 during the year ended December 31, 2020 represented approximately 2.5% of the Company’s total investments in real estate property as of December 31, 2020.
The details of the Company's real estate impairment charges for the year ended December 31, 2020 were as follows:

		Year Ended
Property	Location	December 31, 2020
Dana	Cedar Park, TX	$2,184,395
24 Hour Fitness	Las Vegas, NV	5,664,517
Dinan Cars	Morgan Hill, CA	1,308,156
Rite Aid	Lake Elsinore, CA	349,457
Harley Davidson	Bedford, TX	632,233
Chevron Gas Station	San Jose, CA	128,867
		$10,267,625
Acquisitions:
The Company acquired no real estate properties during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company acquired the following real estate properties:

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Total
REIT I Property Portfolio:
Chevron Gas Station, San Jose	$3,787,021	$267,738	$145,577	$41,739	$—	$4,242,075
Levins	1,404,863	3,024,527	221,927	26,469	—	4,677,786
Chevron Gas Station, Roseville	2,636,663	1,011,908	136,415	24,432	—	3,809,418
Island Pacific Supermarket	676,981	1,883,330	197,495	—	(76,351)	2,681,455
Dollar General, Bakersfield	1,099,458	3,800,256	261,630	—	(41,739)	5,119,605
Rite Aid	3,939,724	2,902,365	420,441	186,297	—	7,448,827
PMI Preclinical	4,774,497	4,897,677	408,225	115,036	—	10,195,435
EcoThrift	2,300,717	3,249,509	273,846	—	(388,882)	5,435,190
GSA (MSHA)	399,062	2,713,014	243,307	—	(101,802)	3,253,581
PreK San Antonio	963,044	11,484,243	447,927	—	(28,504)	12,866,710
Dollar Tree	159,829	1,160,538	73,298	10,180	—	1,403,845
Dinan Cars	2,453,420	3,799,237	—	—	—	6,252,657
Solar Turbines	2,483,960	4,649,281	284,026	—	(108,928)	7,308,339
Wood Group	3,461,256	6,269,964	392,955	—	—	10,124,175
ITW Rippey	787,945	6,283,198	304,387	—	—	7,375,530
Dollar General, Big Spring	103,838	1,177,845	76,351	—	(127,252)	1,230,782
Gap	2,076,754	6,301,522	360,377	—	(68,207)	8,670,446
L-3 Communications	3,552,878	8,078,979	454,035	—	(174,081)	11,911,811
Sutter Health	2,443,240	27,111,815	1,616,610	87,549	—	31,259,214
Walgreens	1,832,430	3,391,012	335,945	272,829	—	5,832,216
Total REIT I Property Portfolio	41,337,580	103,457,958	6,654,774	764,531	(1,115,746)	151,099,097
Taylor Fresh Foods	4,312,016	29,882,353	2,894,017	—	(11,526,976)	25,561,410
	$45,649,596	$133,340,311	$9,548,791	$764,531	$(12,642,722)	$176,660,507

Purchase price and other acquisition costs	$176,660,507
Purchase deposit applied	(2,000,000)
Acquisition fees to affiliate related to Taylor Fresh Foods (Note 9)	(741,000)
Acquisition of real estate before financing	$173,919,507
Capitalized acquisition fee paid to the Former Advisor for a property acquired during the year ended December 31, 2019 is as follows:

Property	Amount
Taylor Fresh Foods	$741,000
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

The noncancellable lease terms of the properties acquired during the year ended December 31, 2019 were as follows:

Property	Lease Expiration
Chevron Gas Station	5/27/2025
Levins	8/20/2023
Chevron Gas Station	9/30/2025
Island Pacific Supermarket	5/31/2025
Dollar General	7/31/2028
Rite Aid	2/25/2028
PMI Preclinical	10/31/2025
EcoThrift	2/28/2026
GSA (MSHA)	8/24/2026
PreK San Antonio	7/31/2021
Dollar Tree	7/31/2025
Dinan Cars	4/30/2023
Solar Turbines	2/28/2021
Amec Foster	7/31/2021
ITW Rippey	8/1/2022
Dollar General Big Spring	4/30/2030
Gap	2/28/2023
L-3 Communications	4/30/2022
Sutter Health	10/31/2025
Walgreens	2/28/2031
Taylor Fresh Foods	9/30/2033
Dispositions:
The Company sold the following properties during the year ended December 31, 2020:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain (Loss) on Sale
Rite Aid	Lake Elsinore, CA	8/3/2020	Retail	17,272	$7,250,000	$(422)
Walgreens	Stockbridge, GA	8/27/2020	Retail	15,120	5,538,462	1,306,768
Island Pacific Supermarket	Elk Grove, CA	9/16/2020	Retail	13,963	3,155,000	387,296
Dinan Cars	Morgan Hill, CA	10/28/2020	Industrial	27,296	6,100,000	961,836
24 Hour Fitness	Las Vegas, NV	12/16/2020	Retail	45,000	9,052,941	1,484,271
				118,651	$31,096,403	$4,139,749
On August 3, 2020, the Company completed the sale of its Lake Elsinore, California retail property which was leased to Rite Aid for $7,250,000, which generated net proceeds of $3,299,016 after repayment of the existing mortgage, commissions and closing costs. Prior to the sale, the Company evaluated the Rite Aid property for impairment and recognized a $349,457 impairment charge during the three months ended June 30, 2020 in order to reduce the carrying value of the property to its estimated net realizable value.
On August 27, 2020, the Company completed the sale of its Stockbridge, Georgia retail property which was leased to Walgreens for $5,538,462, which generated net proceeds of $5,296,356 after payment of commissions and closing costs. The mortgage for this property was previously repaid on August 10, 2020 in connection with the refinancing of the Accredo property as discussed in Note 7.
On September 16, 2020, the Company completed the sale of its Elk Grove, California retail property which was leased to Island Pacific for $3,155,000, which generated net proceeds of $1,124,016 after repayment of the existing mortgage, commissions and closing costs.
On October 28, 2020, the Company completed the sale of its Morgan Hill, California industrial property which was formerly leased to Dinan Cars for $6,100,000, which generated net proceeds of $3,811,580 after repayment of the existing mortgage, commissions and closing costs. Prior to the sale, the Company recognized an impairment charge for $1,308,156 during the three months ended March 31, 2020.

On December 16, 2020, the Company completed the sale of its Las Vegas, Nevada retail property which was formerly leased to 24 Hour Fitness for $9,052,941, which is expected to generate net proceeds of $1,324,383 upon collection of the receivable from the buyer and after assignment of the existing mortgage to the buyer, payment of commissions and closing costs, and reserves for tenant improvements and free rent. Prior to the sale, the Company recognized an impairment charge for $5,664,517 during the three months ended March 31, 2020.
There were no disposition of properties during the year ended December 31, 2019.
Asset Concentration
The Company holds no real estate property with a net book value that is greater than 10% of its total assets as of December 31, 2020 and 2019.
Revenue Concentration
No tenants represented the source of 10% of total revenues during the year ended December 31, 2020. The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the year ended December 31, 2019 is as follows:

	2019
Property and Location	Revenue	Percentage of Total Revenue
AvAir, Chandler, AZ	$2,670,159	10.9%
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
During the first four months of 2020, the Company paid an aggregate of $990,000 in lease incentives to cancel certain termination options related to two leases with Walgreens for its Santa Maria, California and Stockbridge, Georgia properties, resulting in extension of the leases for approximately 10 years each. The Stockbridge property was sold on August 27, 2020 as discussed above. These costs were capitalized and will be amortized over the period of the extension for the Santa Maria property and were charged to cost of sale for the Stockbridge property.
Effective August 1, 2020, the Company executed an amendment to accelerate the termination of the Dana lease from July 31, 2024 to July 31, 2022 in exchange for the right to receive an early termination payment of $1,381,767 due on July 31, 2022 and continued rent payments of $65,000 per month from August 1, 2020 through July 1, 2022. In the event that the Company is able to re-lease or sell the Dana property prior to July 31, 2022, Dana would be obligated to continue paying rent of $65,000 per month through July 1, 2022 or may elect to pay a cash lump sum payment to the Company equal to the net present value of the remaining rent payments. This amendment is a modification of the existing lease for accounting purposes and the revised payment stream, including the early termination payment, is reflected for the balance of the revised lease term on a straight-line basis.

As of December 31, 2020, the future minimum contractual rent payments due under the Company’s noncancelable operating leases, including lease amendments executed subsequent to December 31, 2020 and excluding rents due related to real estate investments held for sale, are as follows:

2021	$26,761,843
2022	24,418,710
2023	20,157,378
2024	19,674,819
2025	16,456,145
Thereafter	43,827,967
$151,296,862
During the first quarter of 2021, the Company entered into additional lease extensions for the properties leased to Northrop Grumman in Melbourne, Florida and two Dollar General properties in Castalia, Ohio and Lakeside, Ohio as further discussed in Note 11- Subsequent Events. The table above reflects the extension of these leases.
Intangibles
As of December 31, 2020 and 2019, the Company’s intangible assets were as follows:

	December 31, 2020			December 31, 2019
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$23,792,057	$1,128,549	$(15,163,672)	$27,266,610	$1,547,646	$(15,713,975)
Accumulated amortization	(9,695,960)	(307,707)	2,597,935	(6,005,248)	(295,912)	1,122,616
Net amount	$14,096,097	$820,842	$(12,565,737)	$21,261,362	$1,251,734	$(14,591,359)
The intangible assets acquired in connection with these real estate properties have a weighted average amortization period of approximately 9.4 years as of December 31, 2020. As of December 31, 2020, amortization of intangible assets for each year of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2021	$3,801,383	$129,823	$(1,462,730)
2022	2,628,700	129,823	(1,217,076)
2023	1,751,653	127,174	(921,169)
2024	1,625,159	122,543	(917,750)
2025	1,242,973	115,995	(917,750)
Thereafter	3,046,229	195,484	(7,129,262)
	$14,096,097	$820,842	$(12,565,737)

Weighted-Average Remaining Amortization Period	7.1 years	7.2 years	12.2 years
Real Estate Investments Held For Sale
As a result of the COVID-19 pandemic discussed in Note 1, during the second quarter of 2020, the Company deemed it necessary to sell certain of its real estate investment properties to generate funds for share repurchases and to service certain debt obligations.
During the three months ended June 30, 2020, the Company identified four real estate investment properties as held for sale. These four properties consisted of three retail properties (the property leased to Island Pacific Supermarket through May 30, 2033 located in Elk Grove, California, the property leased to Rite Aid through February 29, 2028 located in Lake Elsinore, California and the property leased to Walgreens through February 28, 2031 located in Stockbridge, Georgia) and one industrial property previously leased to Dinan Cars located in Morgan Hill, California. As discussed above, these four properties were sold during the year ended December 31, 2020.

As discussed below, additional properties were identified as held for sale during the third and fourth quarters of 2020.
During the three months ended September 30, 2020, the Company determined to sell two additional retail properties (the property leased to the operator of a Harley Davidson dealership through April 12, 2032 located in Bedford, Texas and the property formerly leased to 24 Hour Fitness located in Las Vegas, Nevada). As discussed above, the property formerly leased to 24 Hour Fitness was sold during the year ended December 31, 2020.
During the three months ended December 31, 2020, the Company determined to sell three more retail properties (the property leased to Chevron through September 30, 2025 located in Roseville, California; the property leased to EcoThrift through February 26, 2026 located in Sacramento, California; and the property leased to Chevron through May 31, 2025 located in San Jose, California).
As of December 31, 2020, the Company has four retail properties held for sale, namely: the Harley Davidson property, the EcoThrift property and the two Chevron properties. The property leased to EcoThrift and the two properties leased to Chevron were sold subsequent to December 31, 2020 (see Note 11).
The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of December 31, 2020:

December 31, 2020
Assets related to real estate investments held for sale:
Land, buildings and improvements	$25,675,459
Tenant origination and absorption costs	554,788
Accumulated depreciation and amortization	(1,644,508)
Real estate investments held for sale, net	24,585,739
Other assets, net	1,079,361
Total assets related to real estate investments held for sale:	$25,665,100

Liabilities related to real estate investments held for sale:
Mortgage notes payable, net	$9,088,438
Other liabilities, net	801,337
Total liabilities related to real estate investments held for sale:	$9,889,775
The following table summarizes the major components of rental income, expenses and impairment related to real estate investments held for sale as of December 31, 2020, which were included in continuing operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Total revenues	$2,326,058	$1,325,265
Expenses:
Interest expense	552,246	323,460
Depreciation and amortization	737,278	344,708
Other expenses	352,280	385,282
Impairment of real estate properties	761,100	—
Total expenses	2,402,904	1,053,450
Net (loss) income	$(76,846)	$271,815
As discussed in Note 3, the properties located in Roseville, Sacramento, and San Jose, California were acquired in the Merger on December 31, 2019, and therefore did not contribute to the Company's rental income or net loss for the year ended December 31, 2019.

NOTE 5. INVESTMENT IN UNCONSOLIDATED ENTITY
The Company’s investment in unconsolidated entity as of December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019
The TIC Interest	$10,002,368	$10,388,588
As discussed in Note 3, REIT I merged with and into the Company on December 31, 2019. The Company’s income (loss) from investments in unconsolidated entities for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,
	2020	2019
The TIC Interest	$296,780	$296,691
REIT I	—	(62,643)
Total	$296,780	$234,048
The TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired the approximate 72.7% TIC Interest. The remaining approximate 27.3% undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4%) and Hagg Lane III, LLC (an approximate 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of the Company's board of directors in December 2019. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company's TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The property lease expiration date is March 16, 2026 and the lease provides for three five-year renewal options. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the years ended December 31, 2020 and 2019, the Company received $683,000 and $657,435 in cash distributions, respectively.
The following is summarized financial information for the Santa Clara property as of and for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Assets:
Real estate investments, net	$29,906,146	$30,858,240
Cash and cash equivalents	380,774	275,760
Other assets	164,684	228,770
Total assets	$30,451,604	$31,362,770

Liabilities:
Mortgage notes payable, net	$13,489,126	$13,746,635
Below-market lease, net	2,806,973	2,953,360
Other liabilities	92,777	68,587
Total liabilities	16,388,876	16,768,582
Total equity	14,062,728	14,594,188
Total liabilities and equity	$30,451,604	$31,362,770

	Years Ended December 31,
	2020	2019
Total revenue	$2,694,874	$2,705,126

Expenses:
Depreciation and amortization	999,929	993,564
Interest expense	565,778	574,086
Other expenses	721,279	731,044
Total expenses	2,286,986	2,298,694
Net income	$407,888	$406,432
REIT I
Prior to the Merger on December 31, 2019, the Company had an approximate 4.8% ownership interest in REIT I. The Company recorded its share of loss of REIT I based on REIT I’s results of operations for the year ended December 31, 2019. During the year ended December 31, 2019, the Company received $372,351 in cash distributions related to its investment in REIT I. The following is REIT I's summarized results of operations for the year ended December 31, 2019:

Year Ended December 31, 2019
Total revenue	$13,132,226

Expenses:
Depreciation and amortization	5,787,709
Interest expense	3,425,625
Other expenses	5,342,365
Total expenses	14,555,699
Other income:
Gain on sale of real estate investment property, net	(1,850,845)
Loss on debt restructuring	1,964,618
Total other income	113,773
Net loss	$(1,309,700)

NOTE 6. CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables
Tenant receivables consisted of the following:

	December 31,
	2020	2019
Straight-line rent	$4,344,388	$3,541,238
Tenant rent	204,775	420,959
Tenant reimbursements	1,979,963	1,854,883
Tenant other	136,664	407,684
Total	$6,665,790	$6,224,764
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	December 31,
	2020	2019
Accounts payable	$1,136,954	$660,111
Accrued expenses (a)	3,068,714	5,773,214
Accrued dividends	706,106	962,615
Accrued interest payable	629,628	1,690,168
Unearned rent	2,033,065	1,963,896
Lease incentive obligation	5,157	505,157
Total	$7,579,624	$11,555,161
(a)    Includes accrued Merger expenses of $1,570,622 as of December 31, 2019.

NOTE 7. DEBT
Mortgage Notes Payable
As of December 31, 2020 and 2019, the Company’s mortgage notes payable consisted of the following:

Collateral	2020 Principal Balance	2019 Principal Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo/Walgreens properties (8)(11)	$8,538,000	$6,853,442	3.80%	3.80%	2025-08-01
Six Dollar General properties	3,747,520	3,819,264	4.69%	4.69%	2022-04-01
Dana property	4,466,865	4,551,250	4.56%	4.56%	2023-04-01
Northrop Grumman property	5,518,589	5,666,866	4.40%	4.40%	2022-07-02
exp US Services property	3,321,931	3,385,353	(3)	4.25%	2024-11-17
Harley Davidson property (12)	—	6,748,029	4.25%	4.25%	2024-09-01
Wyndham property (2)	5,607,000	5,716,200	One-month LIBOR + 2.05%	4.34%	2027-06-05
Williams Sonoma property (2)	4,438,200	4,530,600	One-month LIBOR + 2.05%	4.34%	2022-06-05
Omnicare property	4,193,171	4,273,552	4.36%	4.36%	2026-05-01
EMCOR property	2,811,539	2,862,484	4.35%	4.35%	2024-12-01
Husqvarna property	6,379,182	6,379,182	(4)	4.60%	2028-02-20
AvAir property (9)	19,950,000	14,575,000	3.80%	3.80%	2025-08-01
3M property	8,166,000	8,290,000	One-month LIBOR + 2.25%	5.09%	2023-03-29
Cummins property	8,332,200	8,458,600	One-month LIBOR + 2.25%	5.16%	2023-04-04
Former 24 Hour Fitness property (5)(11)	—	6,283,898	One-month LIBOR + 4.30%	4.64%	2049-04-01
Texas Health property	4,363,203	4,400,000	4.00%	4.00%	2024-12-05
Bon Secours property	5,180,552	5,250,000	5.41%	5.41%	2026-09-15
Costco property	18,850,000	18,850,000	4.85%	4.85%	2030-01-01
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	3.85%	2029-11-01
Levins property (6)(13)	2,032,332	2,079,793	One-month LIBOR + 1.93%	3.74%	2021-01-05
Island Pacific Supermarket property (6)(11)	—	1,891,225	One-month LIBOR + 1.93%	3.74%	2033-05-30
Dollar General Bakersfield property (6)(13)	2,268,922	2,324,338	One-month LIBOR + 1.48%	3.38%	2021-03-05
Rite Aid property (6)(11)	—	3,659,338	One-month LIBOR + 1.50%	3.25%	2021-05-05
PMI Preclinical property (6)(13)	4,020,418	4,118,613	One-month LIBOR + 1.48%	3.38%	2021-03-05
EcoThrift property (6)(12)	—	2,639,237	One-month LIBOR + 1.21%	2.96%	2021-07-05
GSA (MSHA) property (6)(13)	1,752,092	1,796,361	One-month LIBOR + 1.25%	3.13%	2021-08-05
PreK Education property (6)	5,037,846	5,140,343	4.25%	4.25%	2021-12-01
Dinan Cars property (6)(7)(11)	—	2,710,834	2.76%	2.76%	2022-01-05
Solar Turbines, Wood Group, ITW Rippey properties (6)	9,214,700	9,434,692	3.35%	3.35%	2026-11-01
Dollar General Big Spring property (6)	599,756	611,161	4.50%	4.50%	2022-04-01
Gap property (6)	3,569,990	3,643,166	4.15%	4.15%	2023-08-01
L-3 Communications property (6)	5,185,929	5,284,884	4.69%	4.69%	2022-04-01
Sutter Health property (6)	13,879,655	14,161,776	4.50%	4.50%	2024-03-09
Walgreens Santa Maria property (6)(10)	3,172,846	3,000,000	4.25%	4.25%	2030-07-16
Total mortgage notes payable	176,948,438	195,739,481
Plus: unamortized mortgage premium, net (14)	447,471	489,664
Less: unamortized deferred financing costs	(1,469,991)	(2,189,938)
Mortgage notes payable, net	$175,925,918	$194,039,207
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of December 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2020, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments).

(2)The loans on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The notes are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the notes is an event of default under the terms of both notes. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the notes so that the loan to value ratio is no more than 60%.
(3)The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate is the U.S. Treasury Bill index rate plus 3.25%.
(4)The initial contractual interest rate is 4.60% through February 20, 2023 and then the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% through February 20, 2028.
(5)The interest rate adjusts in the 133rd, 253rd and 313th months. As discussed in Note 4, during the three months ended March 31, 2020, the Company recorded an impairment charge of $5,664,517 related to its investment in the 24 Hour Fitness property in Las Vegas, Nevada due to the substantial impact on fitness centers from the COVID-19 pandemic and the requirement of an indefinite and potentially extended period of store closures and the resulting inability of the tenant to make rent payments. On April 1, 2020, the Company’s special purpose subsidiary initiated negotiations with the lender on the 24 Hour Fitness property regarding the special purpose subsidiary's request for a deferral of mortgage payments until the tenant resumes paying rent. The lender on this property did not agree to provide any substantial mortgage relief to the Company's special purpose subsidiary, but rather agreed to temporarily reduce its $32,000 monthly mortgage payment by $8,000 for four monthly payments from May 2020 through August 2020. On June 15, 2020, the Company received written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary. The 24 Hour Fitness property was sold on December 15, 2020 as described in Note 4.
(6)The loan was acquired through the Merger on December 31, 2019.
(7)The Company negotiated a lease termination with Dinan Cars effective January 31, 2020 in exchange for a termination payment from Dinan cars of $783,182 which was used to reduce the principal balance of this mortgage by $650,000 and establish a payment reserve with the remaining $133,182. In connection with the principal prepayment, the Company terminated the related swap agreement on February 4, 2020 at a cost of $47,000. See Note 8 for further discussion of the swap agreement termination and Note 4 for details on the sale of the property on October 28, 2020.
(8)The mortgage note with principal balance of $6,853,442 as of December 31, 2019 with an interest rate of 3.95% was refinanced on August 10, 2020 with a new loan for $8,538,000 with an interest rate of 3.80%, secured only by the Accredo property and is scheduled to mature on August 1, 2025. In connection with this refinancing, the mortgage note balance for the Walgreens Stockbridge, Georgia property was fully repaid.
(9)The mortgage note with original principal of $14,575,000 as of December 31, 2019 with an effective interest rate of 4.84% was refinanced on July 29, 2020 with a new loan for $19,950,000 with an interest rate of 3.80%, secured only by the AvAir property and which will mature on August 1, 2020.
(10)The mortgage note of $3,000,000 as of December 31, 2019 with an interest rate of 7.50% was refinanced on July 22, 2020 for $3,217,500 with an interest rate of 4.25%, and is scheduled to mature on July 16, 2030.
(11)The Rite Aid property was sold on August 3, 2020, the Walgreens property on August 27, 2020, the Island Pacific property on September 16, 2020, the Dinan Cars property on October 28, 2020 and the property formerly leased to 24 Hour Fitness was sold on December 15, 2020.
(12)The December 31, 2020 principal amount is included in mortgage notes payable related to investments held for sale, net (see details below).
(13)The mortgage note was refinanced on March 5, 2021 with a new note bearing an interest rate of 3.65% - 3.75%, with a five to seven year term. See Note 11 for additional information.
(14)Represents unamortized net mortgage premium acquired through the Merger.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of December 31, 2020 and 2019, respectively:

	2020			2019
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable	$176,948,438	$175,925,918	$177,573,106	$195,739,481	$194,039,207	$200,535,334

Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 4, the Company classified four properties as real estate held for sale as of December 31, 2020. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of December 31, 2020:

Collateral	December 31, 2020
Harley Davidson property	$6,623,346
EcoThrift property	2,573,509
Total	9,196,855
Plus unamortized mortgage premium	1,550
Less deferred financing costs	(109,967)
Mortgage notes payable related to real estate investments held for sale, net	$9,088,438
Unsecured Credit Facility, Net
The details of the Company's unsecured credit facility as of December 31, 2020 and 2019 follow:

	December 31,
	2020	2019
Unsecured credit facility	$6,000,000	$7,740,000
Less unamortized deferred financing costs	(21,724)	(90,139)
Unsecured credit facility, net	$5,978,276	$7,649,861
On December 19, 2019, the Company, NNN LP, the Operating Partnership, Merger Sub, BrixInvest and modiv, LLC (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Unsecured Credit Facility”) with Pacific Mercantile Bank (“PMB”). The Unsecured Credit Facility is a line of credit for a maximum principal amount of $12,000,000, and as of December 31, 2020 and 2019, the Unsecured Credit Facility had an outstanding balance of $6,000,000 and $7,740,000, respectively.
On March 13, 2020, the Company amended the Unsecured Credit Facility to extend the maturity date of $6,940,000 of the outstanding borrowings under the Unsecured Credit Facility from March 31, 2020 to July 31, 2020, and to extend the maturity date of $3,060,000 of the outstanding borrowings under the Unsecured Credit Facility from May 4, 2020 to August 31, 2020.
On August 13, 2020, the Company amended the Unsecured Credit Facility to extend the maturity date of $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to September 1, 2020 and the maturity date of the remaining $6,000,000 of the outstanding borrowings under the Unsecured Credit Facility to October 15, 2021. The Company repaid $6,000,000 of the $12,000,000 then outstanding borrowings under the Unsecured Credit Facility with proceeds generated by property refinancings and asset sales in August 2020. Under the August 13, 2020 amendment, there is a moratorium on new borrowings under the Unsecured Credit Facility until the remaining $6,000,000 is fully repaid. The Company paid PMB $25,000 in loan extension and modification fees in connection with the August 13, 2020 amendment.
In connection with the August 13, 2020 amendment to the Unsecured Credit Facility, the Company's Chairman, Mr. Wirta and the Wirta Family Trust (the “Wirta Trust”) guaranteed the Company’s obligations under the Unsecured Credit Facility. On July 30, 2020, the Company entered into an indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of the Company’s $12,000,000 Unsecured Credit Facility with PMB pursuant to which the Company agreed to indemnify Mr. Wirta and the Wirta Trust if they are required to make payments to PMB pursuant to such guarantees.
Under the terms of the Unsecured Credit Facility, the Borrowers pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 5.50% per annum. The interest rate was 5.50% and 5.75% as of December 31, 2020 and 2019, respectively. The current interest rate is 5.50%, which is the minimum rate.

To secure the payment and performance of all obligations under the Unsecured Credit Facility, each of modiv, LLC and BrixInvest granted to PMB a security interest in all of their right, title and interest in their accounts, inventory, equipment, deposit accounts, intellectual property, general intangibles, investment property and other property.
On March 29, 2021, the Company entered into a new credit facility with Banc of California (the “New Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023, which replaced the Unsecured Credit Facility. The Company borrowed $6,000,000 under the New Credit Facility and repaid the $6,000,000 that was owed to PMB on March 31, 2021. The New Credit Facility provides the Company with a $17,000,000 revolving line of credit for real estate acquisitions (including the $6,000,000 borrowed to repay PMB) and an additional $5,000,000 revolving line of credit for working capital. Under the terms of the New Credit Facility, the Company will pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 4.75% per annum. The Company paid Banc of California origination fees of $77,000 in connection with the New Credit Facility and will pay an unused commitment fee of 0.15% per annum of the unused portion of the New Credit Facility, charged quarterly in arrears based on the average unused commitment available under the New Credit Facility. The New Credit Facility is secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The New Credit Facility requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Wirta, the Company’s Chairman, has guaranteed the $6,000,000 initial borrowing, which guarantee will expire upon repayment of the $6,000,000 which is due by September 30, 2021. Mr. Wirta has also guaranteed the $5,000,000 revolving line of credit for working capital. On March 29, 2021, the Company entered into an updated indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of borrowings under the New Credit Facility.
The New Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in the Company's Unsecured Credit Facility. The Company’s ability to borrow under the New Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, corporate existence and financial reporting obligations. The New Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Banc of California may accelerate the repayment of amounts outstanding under the New Credit Facility, take possession of any collateral securing the New Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
Economic Relief Note Payable
On April 20, 2020, a subsidiary of the Company entered into a loan agreement and promissory note evidencing an unsecured loan in the aggregate amount of $517,000 made to this subsidiary under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Modifications to the PPP by the U.S. Treasury and the Paycheck Protection Program Flexibility Act of 2020 extended the time period for loan forgiveness beyond the original eight-week period to 24 weeks, making it possible for the Company's subsidiary to apply for forgiveness of 100% of its PPP loan prior to December 31, 2020 and the deadline was later extended to February 15, 2021.
The PPP loan was made through PMB. In December 2020, the subsidiary of the Company submitted its application for forgiveness of the total amount of the loan to PMB. After PMB’s review, the Company updated its forgiveness application on February 10, 2021, PMB submitted the application to the SBA on February 10, 2021, and on February 16, 2021, the subsidiary of the Company was notified by PMB that the Company's application for forgiveness of the PPP loan had been approved by the SBA.

Short-term Notes Payable
In connection with the Self-Management Transaction, the Company assumed from BrixInvest its unsecured short-term notes payable (formerly known as “Convertible Promissory Notes”) of $4,800,000 on December 31, 2019. The notes represented private party notes and bore interest at a fixed rate of 8% with all interest and principal due on the maturity date. Except for a portion of six notes from one borrower aggregating $1,024,750 for which the maturity date was extended to April 30, 2020, all notes were repaid prior to March 31, 2020. In exchange for the maturity date extension, the Company agreed to pay 2% of the principal and accrued interest, or $24,845, as an extension fee and agreed to an increase in the interest rate from 8% to 10% per annum during the extension period. The maturity date for the $490,000 of the extended short-term notes was subsequently accelerated to April 6, 2020 in exchange for a $10,000 reduction in the extension fee to $14,845 and these notes were repaid on April 6, 2020.
Debt Maturities
The following summarizes the future principal repayments of the Company’s mortgage notes payable, unsecured credit facility and short-term notes payable as of December 31, 2020:

	Mortgage Notes Payable	Credit Facility	Total
2021	$17,091,541	$6,000,000	$23,091,541
2022	20,873,759	—	20,873,759
2023	25,642,649	—	25,642,649
2024	24,599,437	—	24,599,437
2025	30,781,473	—	30,781,473
Thereafter	57,959,579	—	57,959,579
Total principal	176,948,438	6,000,000	182,948,438
Plus: unamortized mortgage premium, net of discount	447,471	—	447,471
Less: deferred financing costs, net	(1,469,991)	(21,724)	(1,491,715)
Total	$175,925,918	$5,978,276	$181,904,194
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Unsecured Credit Facility, the Company and/or the Borrowers are subject to certain financial loan covenants. The Company and/or the Borrowers were in compliance with all terms and conditions of the applicable loan agreements as of December 31, 2020.
On March 27, 2020, the Company's conflicts committee and board of directors approved an increase in the Company's maximum leverage from 50% to 55% in order to allow the Company to take advantage of the current low interest rate environment, the relative cost of debt and equity capital, and strategic borrowing advantages potentially available to the Company.

Interest Expense
The following is a reconciliation of the components of interest expense for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Mortgage notes payable:
Interest expense	$8,470,248	$5,698,606
Amortization of deferred financing costs	937,564	601,658
Loss on interest rate swaps (1)	1,172,781	843,174
Unsecured credit facility:
Interest expense	527,047	190,130
Amortization of deferred financing costs	128,171	36,542
Other loan fees	224,936	12,500
Total interest expense	$11,460,747	$7,382,610
(1)Includes unrealized loss on interest rate swaps of $770,898 and $820,496 for years ended December 31, 2020 and 2019, respectively (see Note 8). Accrued interest payable of $45,636 and $22,282 as of December 31, 2020 and 2019, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its limited liability company subsidiaries, has entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable and assumed eight additional swap agreements in conjunction with the Merger. During the year ended December 31, 2020, the Company terminated three swap agreements and classified one swap agreement to liabilities related to real estate investments assets held for sale. The reclassified swap agreement corresponds to a mortgage note payable reclassified to mortgage note payable related to a real estate investments asset held for sale as of December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2020 and 2019.

	December 31, 2020					December 31, 2019
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$36,617,164	One-month LIBOR + applicable spread/Fixed at 3.13%-5.16%	3.35%	2.2 years	12	$48,215,139	One-month LIBOR + applicable spread/Fixed at 2.76%-5.16%	3.87%	2.9 years
(i)The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of December 31, 2020 and 2019 were $34,989,063 and $45,514,229, respectively.
(ii)The reference rate was as of December 31, 2020.
(iii)The reference rate was as of December 31, 2019.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the consolidated balance sheets:

		December 31, 2020		December 31, 2019
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value (*)	—	$—	5	$34,567
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value (*)	8	$(1,743,889)	7	$(1,021,724)
(*)    The fair value of the five interest rate swap derivative assets and three interest rate derivative liabilities assumed from the Merger was $34,567 and $(51,514), respectively, as of December 31, 2019.
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the consolidated statements of operations. None of the Company’s derivatives at December 31, 2020 or 2019 were designated as hedging instruments; therefore, the net unrealized losses recognized on interest rate swaps of $770,898 and $820,496, respectively, were recorded as increases in interest expense for year ended December 31, 2020 and 2019, respectively (see Note 7).
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C common stock to them.
During the years ended December 31, 2020 and 2019, the total fees incurred for board services were $407,083 and $372,500, respectively, of which $21,250 and $57,500 were unpaid as of December 31, 2020 and 2019, respectively. The fees paid in cash were $50,000 and $0 for the years ended December 31, 2020 and 2019, respectively. The fees paid by issuing shares of Class C common stock were $357,083 and $315,000 during the years ended December 31, 2020 and 2019, respectively. For the fees paid in Class C common stock, the Company issued 16,786 and 10,335 shares (adjusted for the 1:3 reverse stock split), respectively.
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
During the years ended December 31, 2020 and 2019, no business transactions occurred between the Company and BRIX REIT, other than minor expenses advanced and, during the year ended December 31, 2019, no business transactions occurred between the Company and REIT I, other than as described below or elsewhere herein, and those relating to the Company’s investment in REIT I before the Merger, as described in Notes 3 and 5.
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

There were no related party costs, including those incurred pursuant to the Advisory Agreement, for the year ended December 31, 2020 and no related party receivable and payable as of December 31, 2020. Summarized below are the related party costs incurred by the Company and related party receivable and payable as of December 31, 2019:

	Year Ended December 31, 2019	December 31, 2019
	Incurred	Receivable	Payable
Expensed:
Asset management fees (1)	$2,777,021	$—	$—
Reimbursable operating expense	528,000	—	—
Fees to affiliates	3,305,021	—	—
Property management fees*	224,922	—	—
Directors and officers insurance and other reimbursements **	250,892	—	—
Expense reimbursements from Former Sponsor (2)	(332,337)	—	—
Capitalized:
Acquisition fees	746,459	—	—
Financing coordination fees	107,500	—	—
Reimbursable organizational and offering expenses (3)	1,206,881	—	—
Other:
Due from BRIX REIT (4)	—	1,378	—
Due from TIC	—	954	—
Notes due to Chairman of the Board	—	—	$630,820
		$2,332	$630,820
*    Property management fees are classified within property expenses on the consolidated statements of operations.
**    Directors and officers insurance and other reimbursements are classified within general and administrative expenses on the consolidated statements of operations.
(1)To the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly asset management fee, the Former Advisor was deemed to have waived, not deferred, that portion up to 0.025% of the total investment value of the Company’s assets. For the year ended December 31, 2019, the Former Advisor did not waive any of the asset management fees. In addition to amounts presented in this table, the Company also incurred asset management fees to the Former Advisor of $191,933 related to the TIC Interest during the year ended December 31, 2019, which amount was reflected as reductions of income recognized from investments in unconsolidated entities (see Note 5).
(2)Includes payroll costs related to Company employees that answer questions from prospective stockholders. See “Investor Relations Payroll Compensation Expense Reimbursements from Former Sponsor” below. The Former Sponsor agreed to reimburse the Company for these investor relations compensation costs which the Former Sponsor considered to be offering expenses in accordance with the Advisory Agreement which was terminated effective September 30, 2019. The expense reimbursements from the Former Sponsor for the year ended December 31, 2019 also include a refund of $40,915 of employment related legal fees, which the Former Sponsor agreed to reimburse the Company.
(3)Through the termination date on September 30, 2019, the Former Sponsor incurred $9,224,997 of organizational and offering costs on behalf of the Company. However, the Company was only obligated to reimburse the Former Sponsor for such organizational and offering expenses to the extent of 3% of gross offering proceeds.
(4)The receivables represent incidental expenses advanced to BRIX REIT, which included unpaid asset management fees of $285,818 due from BRIX REIT, which were fully reserved and the Company agreed to waive in May 2020 given the impact of the COVID-19 pandemic on BRIX REIT.

Organizational and Offering Costs
The Company was obligated to reimburse the Former Sponsor or its affiliates for organizational and offering expenses (as defined in the Advisory Agreement) paid by the Former Sponsor on behalf of the Company. The Company reimbursed the Former Sponsor for organizational and offering expenses up to 3% of gross offering proceeds. Pursuant to an amendment to the Advisory Agreement dated October 14, 2019, the Company agreed to pay all future organizational and offering costs, and to no longer be reimbursed by the Former Sponsor for investor relations personnel costs after September 30, 2019, in exchange for the Former Sponsor's agreement to terminate its right to receive 3% of all offering proceeds as reimbursement for organizational and offering costs paid by the Former Sponsor.
The Former Sponsor and its affiliates were responsible for any organizational and offering expenses to the extent they exceeded 3% of gross offering proceeds through September 30, 2019. Through September 30, 2019, the Former Sponsor had incurred organizational and offering expenses in excess of 3% of the gross offering proceeds received by the Company. Through September 30, 2019, the Company reimbursed the Former Sponsor $5,429,105 in organizational and offering costs, which was the Company’s maximum liability for organizational and offering costs.
Investor Relations Compensation Expense Reimbursements from Former Sponsor
The Company employs investor personnel to answer inquiries from potential and existing investors regarding the Company and/or its Registered Offerings. The payroll expense associated with the investor relations personnel was reimbursed by the Former Sponsor through September 30, 2019. The Former Sponsor considered these payroll costs to be offering expenses. The amount of payroll expense reimbursements from the Former Sponsor through September 30, 2019 was $373,252, which was partially offset by a refund of employment related legal costs of $40,915.
Acquisition Fees
The Company paid the Former Advisor an amount equal to 3% of the contract purchase price of the Company’s properties plus additions to real estate investments as acquisition fees. The total of all acquisition fees and acquisition expenses was required to be reasonable and was not to exceed 6% of the contract price of the property. However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction had the authority to approve fees in excess of these limits if they determined the transaction to be commercially competitive, fair and reasonable to the Company. Acquisition fees incurred were $746,459 during the year ended December 31, 2019.
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
Additionally, to the extent the Former Advisor elected, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, the Former Advisor was deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that was up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred during the year ended December 31, 2019 was $2,777,021, of which none was waived.
Financing Coordination Fee
Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Former Advisor or an affiliate provided a substantial amount of the services (as determined by a majority of the Company’s independent directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtained relative to a property, then the Company paid to the Former Advisor or such affiliate a financing coordination fee equal to 1% of the amount of such financing. The Company incurred and paid $107,500 of financing coordination fees related to two loans during the year ended December 31, 2019.

Property Management Fees
If the Former Advisor or any of its affiliates provided a substantial amount of the property management services (as determined by a majority of the Company’s independent directors) for the Company’s properties, then the Company paid the Former Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also reimbursed the Former Advisor and any of its affiliates for property-level expenses that such tenant paid or incurred to the Company, including salaries, bonuses and benefits of persons employed by the Former Advisor, except for the salaries, bonuses and benefits of persons who also served as one of the Company’s executive officers. The Former Advisor or its affiliate were entitled to subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracted for these services. The Former Advisor provided property management services for 10 properties in the Company's portfolio during the year ended December 31, 2019 for which the Company incurred and paid $224,922 of property management fees.
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company paid the Former Advisor or one of its affiliates 3.0% of the contract sales price, as defined in the Advisory Agreement, of each property sold; provided, however, that if, in connection with such disposition, commissions were paid to third parties unaffiliated with the Former Advisor or its affiliates, the disposition fees paid to the Former Advisor, the Former Sponsor, their affiliates and unaffiliated third parties could not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred during the year ended December 31, 2019.
Subordinated Participation Fees
The Company incurred a subordinated participation fee calculated as of December 31 of each year through 2018, payable to the Former Advisor or an affiliate thereof, which was paid (if at all) in the immediately following January. The subordinated participation fee was only due if the Preferred Return, as defined in the Advisory Agreement, was achieved and was equal to the sum of (using terms as defined in the Advisory Agreement):
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

Other Operating Expense Reimbursement
Under the Company's charter, prior to December 31, 2019, total operating expenses of the Company were limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If the Company exceeded the 2%/25% Limitation, the Former Advisor was required to reimburse the Company the amount by which the aggregate total operating expenses exceeded the limitation, or the Company was required to obtain a waiver from the Company's conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” meant the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” meant all expenses paid or incurred by the Company, as determined by GAAP, that were in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organizational and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (g) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property. The total reimbursable operating expenses incurred was $528,000 during the year ended December 31, 2019. The Company was in compliance with the 2%/25% Limitation for operating expenses for the four fiscal quarters ended December 31, 2019.
Due to Affiliates
In connection with the Self-Management Transaction, the Company assumed two notes payable aggregating $630,820 on December 31, 2019 owed to Mr. Wirta, the Company's Chairman, which were presented under due to affiliates in the Company's consolidated balance sheet as of December 31, 2019. The notes payable had identical terms including a fixed interest rate of 10% paid semi-monthly and a maturity date of April 23, 2020. The remaining principal amount of $218,931 due for each note, aggregating $437,862, was paid on the maturity date.
Related Party Transactions with Unconsolidated Entities
The Company’s portion of asset management fees paid to a subsidiary of the Company in 2020 and the Former Advisor in 2019 relating to the TIC Interest for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019
Asset management fees	$191,933	$191,907
The advisory agreement with the entity that owns the TIC Interest property was assigned to the Company's taxable REIT subsidiary following the Self-Management Transaction and the Company earns a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a fee of $263,971 for the year ended December 31, 2020, of which the Company's portion was $191,933. The Company’s portion of Former Advisor fees paid relating to REIT I for the year ended December 31, 2019 was as follows:

Year Ended December 31, 2019
Expensed:
Asset management fees	$34,968
Other	16,800
Total	$51,768

Acquisition of Intellectual Property From the Former Sponsor and Website Hosting Agreement With BRIX REIT
Effective October 28, 2019, the Operating Partnership acquired certain software and related assets of the Former Sponsor in order for the Operating Partnership to develop and operate a new online platform for BRIX REIT. The Operating Partnership entered into a website hosting services agreement with BRIX REIT effective October 28, 2019, pursuant to which the Operating Partnership hosted the online platform at http://www.brix-reit.com for BRIX REIT. In connection with such hosting services, BRIX REIT paid the Operating Partnership service fees equal to the direct cost paid by the Operating Partnership to third parties for services related to the Operating Partnership’s hosting of the online platform, plus the then-current time and materials rates charged by the Operating Partnership for the services of its personnel. The website hosting services agreement had a term of three years following its effective date and would have automatically renewed for successive one-year periods unless either party notified the other of termination on or before 90 days prior to the end of the term, or unless the agreement was terminated earlier due to a material breach by either party of the agreement, either party became insolvent or the Operating Partnership transferred or assigned all of its right, title and interest in the online platform to a third party that was not a direct or indirect subsidiary of the Operating Partnership. Since BRIX REIT paid all of the direct costs of third parties that developed and hosted the BRIX REIT online platform, the Operating Partnership did not receive any fees under the website hosting services agreement. On January 31, 2020, the Company's taxable REIT subsidiary entered into an advisory agreement to provide services to BRIX REIT including website hosting services, and the website hosting services agreement was terminated. In May 2020, the Company's taxable REIT subsidiary agreed to waive all unpaid asset management fees totaling $285,818 due from BRIX REIT and to no longer charge BRIX REIT for its asset management services given the impact of the COVID-19 pandemic on BRIX REIT.
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
Tenant Improvements
Pursuant to lease agreements, as of December 31, 2020 and 2019, the Company had obligations to pay $60,598 and $98,329, respectively, for in site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara, California TIC Interest. As of both December 31, 2020 and 2019, the Company had $92,684 of restricted cash held to fund other tenant improvements.
Operating Lease
As a result of the Self-Management Transaction, on December 31, 2019, a subsidiary of the Company assumed the operating lease of the corporate office in Costa Mesa, California from BrixInvest. The office lease had a remaining term of 4.5 years, ending on June 30, 2024. During the second quarter of 2020, the Company's subsidiary re-evaluated its physical office space requirement given the effect of the COVID-19 pandemic, commenced negotiations with the landlord in May 2020 and vacated the premises to the landlord on June 1, 2020. Effective October 29, 2020, the Company’s subsidiary entered into a lease amendment for early termination of the lease in exchange for a lease termination fee of $1,350,000 and as such, the Company derecognized the right of use asset and the corresponding lease liability as of September 30, 2020. The termination fee was paid by the Company's subsidiary by releasing its $135,544 security deposit and a cash payment of $1,214,456. As a result of this transaction, the operating lease liability of $2,087,713 and the amount of accrued but unpaid lease payments of $242,216 which were previously included in accounts payable, accrued and other liabilities were partially offset by the elimination of the right of use asset of $2,019,577 and the release of the security deposit, resulting in a lease termination expense of $1,039,648 which is included in other expense in the accompanying statement of operations for the year ended December 31, 2020.
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

Redemption of Common Stock
The Company has a share repurchase program that enables qualifying stockholders to sell their stock to the Company in limited circumstances. The maximum amount of common stock that may be repurchased per month is limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter are limited to no more than 5% of its most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the current offering (including purchases pursuant to its Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month. As of December 31, 2020 and 2019, the Company's share repurchases payable were $2,980,559 and $0, respectively. In connection with the Company's entry into the Merger Agreement, the Company's share repurchase program was temporarily suspended on September 19, 2019 and was reopened on January 2, 2020.
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
In addition, the Company’s board of directors may amend, suspend or terminate the share repurchase program without stockholder approval upon 10 days’ notice if its directors believe such action is in the Company's and its stockholders’ best interests. The Company’s board of directors may also amend, suspend or terminate the share repurchase program due to changes in law or regulation, or if the board of directors becomes aware of undisclosed material information that the Company believes should be publicly disclosed before shares are repurchased.
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
On September 18, 2019, a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles (the “State Court Action”), against the Former Advisor by “John Doe,” a fictitiously-named individual who was one of the Former Advisor's former employees. The Former Advisor understands that the plaintiff was its former Chief Digital Officer, who along with six other employees was subject to a reduction in force, communicated to all in advance, that was a result of financial constraints of the Former Advisor which necessitated the elimination of numerous job positions in May 2019. In the lawsuit, the former employee claims he was terminated in retaliation for his purported whistleblowing with respect to alleged misleading statements made by the Former Advisor and fraudulently induced arbitration requirements applicable to employees and investors. The complaint seeks to enjoin and rescind the enforcement of the arbitration agreement signed by the former employee and the arbitration requirements related to this complaint. In September 2020, the State Court Action was removed to the United States District Court, Central District of California (“U.S. District Court”). On February 11, 2021, the U.S. District Court ruled in favor of the Former Advisor’s motion to compel arbitration and denied plaintiff’s motions to enjoin the arbitration and file a third amended complaint. The Company is not a party to the lawsuit. The Former Advisor has denied all the accusations and allegations in the complaint and the Former Advisor intends to vigorously defend against the claims made by the plaintiff.

NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the consolidated financial statements are issued. Significant subsequent events are described below:
Name Change of the Company
Effective January 22, 2021, the Company filed Articles of Amendment in the State of Maryland solely to change the Company’s name to Modiv Inc. and also amended and restated its Bylaws solely to reflect such name change.
Reverse Stock Split
Effective February 1, 2021, with the authorization of the board of directors, the Company filed Articles of Amendment to the Company’s charter in the State of Maryland in order to effect a 1:3 reverse stock split of the Company’s Class C common stock and Class S common stock and, following the implementation of the reverse stock split, to decrease the par value of each share of the Company’ s Class C common stock and Class S common stock to $0.003 per share from $0.001 per share.
Termination of Public Offering
Effective January 27, 2021, the Company, with the approval of the board of directors, terminated the Company’s public offering of up to $800,000,000 of the Company’s shares which was being conducted pursuant to the Follow-on Offering. In connection with the termination of the Follow-on Offering, the Company stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, the Company had $600,547,672 of unsold shares in the Follow-on Offering, which were deregistered with the SEC.
2021 DRP Offering
On January 22, 2021, the Company filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C common stock to be issued pursuant to the amended and restated DRP. The Company commenced offering shares of Class C common stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering.
Offering Status
Through February 28, 2021, the Company had sold 6,748,695 shares (adjusted for the 1:3 reverse stock split) of Class C common stock for aggregate gross offering proceeds of $199,861,618, which included 817,355 shares (adjusted for the 1:3 reverse stock split) of Class C common stock sold under its DRP for gross proceeds of $23,093,575. As of February 28, 2021, the Company had sold 63,876 shares (adjusted for the 1:3 reverse stock split) of Class S common stock in the Class S Offering, for aggregate gross offering proceeds of $1,935,770, which included 2,172 shares (adjusted for the 1:3 reverse stock split) of Class S common stock sold under its DRP for gross proceeds of $58,606.
Distributions
The Company paid the December 2020 distribution of $705,596 on January 22, 2021, based on the daily distribution rate of $0.00287670 per share per day (adjusted for the 1:3 reverse stock split) of Class C and Class S common stock, which reflects an annualized distribution rate of $1.05 per share (adjusted for the 1:3 reverse stock split) or 5% per share based on the Company's estimated NAV per share of $21.01 (unaudited and adjusted for the 1:3 reverse stock split). The Company generally pays distributions on the 25th day following the end of each month, or the next business day if the 25th day falls on a weekend or holiday. Of the December 2020 distribution, $391,866 was reinvested through the Company’s DRP.
The Company paid the January 2021 distribution of $695,768 on February 25, 2021, based on the daily distribution rate of $0.00287670 per share per day of Class C and Class S common stock, which reflects an annualized distribution rate of $1.05 per share or 5% per share (adjusted for the 1:3 reverse stock split) based on the Company's estimated NAV per share of $21.01 (unaudited and adjusted for the 1:3 reverse stock split). Of the January 2021 distribution, $386,841 was reinvested through the Company’s DRP.
The Company paid the February 2021 distribution of $620,788 on March 25, 2021, based on the daily distribution rate of $0.00287670 per share per day of Class C and Class S common stock, which reflects an annualized distribution rate of $1.05 per share (adjusted for the 1:3 reverse stock split) or 4.56% per share based on the Company's estimated NAV per share of $23.03 (unaudited and adjusted for the 1:3 reverse stock split). Of the February 2021 distribution, $352,525 was reinvested through the Company’s DRP.

On March 25, 2021, the Company’s board of directors declared distributions based on daily record dates for the period April 1, 2021 through June 30, 2021 at rate of $0.00287670 per share per day of Class C and Class S common stock, which reflects an annualized distribution rate of $1.05 per share (adjusted for the 1:3 reverse stock split) or 4.56% per share based on the Company's estimated NAV per share of $23.03 (unaudited and adjusted for the 1:3 reverse stock split), on the outstanding shares of the Company's common stock which will be determined for each month. The Company is scheduled to aggregate these daily distributions at the end of each month and pay them on May 25, 2021, June 25, 2021 and July 26, 2021, respectively.
Redeemable Common Stock
From January 1, 2021 to March 3, 2021, the Company repurchased 481,939 shares (adjusted for the 1:3 reverse stock split) of Class C common stock for $10,375,064 and no shares of Class S common stock.
Extension of Leases
Effective January 21, 2021, the Company extended the lease terms of its Dollar General properties located in Lakeside, Ohio and in Castalia, Ohio from June 1, 2030 to May 31, 2035 for minimum annual rents increasing annually in exchange for one month of free rent, which amounted to $6,753 and $6,610 for the Lakeside and Castalia properties, respectively.
Effective March 1, 2021, the Company also extended the lease term of its Northrop Grumman property located in Melbourne, Florida from May 31, 2021 to May 31, 2026 for minimum annual rents increasing annually. The Company paid a leasing commission of $128,538 to the tenants' brokers and $128,538 to Northrop Grumman as a credit for additional tenant improvement costs in connection with this extension of the Northrop Grumman lease term. The Company also agreed to provide tenant improvements (including roof, HVAC and other improvements) that it estimates will cost approximately $1,150,000 in connection with this extension.
Sale of Real Estate Investments
On January 7, 2021, the Company completed the sale of its Roseville, California retail property which was leased to the operator of a Chevron gas station for $4,050,000, which generated net proceeds of $3,914,909 after payment of commissions and closing costs.
On January 29, 2021, the Company completed the sale of its Sacramento, California retail property which was leased to EcoThrift for $5,375,300, which generated net proceeds of $2,684,225 after repayment of the existing mortgage, commissions and closing costs.
On February 12, 2021, the Company completed the sale of its San Jose, California retail property which was leased to the operator of a Chevron gas station for $4,288,888, which generated net proceeds of $4,055,657 after payment of commissions and closing costs.
Mortgage Notes Payable
On March 5, 2021, the Company refinanced the following mortgage notes:

	December 31, 2020	New			Original	New
Properties	Principal Amount	Principal Amount	Prior Interest Rate	New Interest Rate	Maturity Date	Maturity Date
Levins	$2,032,332	$2,700,000	3.74%	3.75%	3/5/2021	3/16/2026
Dollar General Bakersfield	$2,268,922	$2,280,000	3.38%	3.65%	3/5/2021	3/16/2028
PMI Preclinical	$4,020,418	$5,400,000	3.38%	3.75%	3/5/2021	3/16/2026
GSA (MSHA)	$1,752,092	$1,756,000	3.13%	3.65%	8/5/2021	3/16/2026
The maturity date for the loan on the Levins property was extended from its original date of January 5, 2021 to March 5, 2021 prior to the refinancing described above.

Termination of Swap Agreement
On March 5, 2021, the Company terminated the swap agreement related to the Company's GSA (MSHA) property mortgage loan at a cost of $9,900 in connection with the refinancing of this property described above.
New Revolving Credit Facility
On March 29, 2021, the Company entered into the New Credit Facility for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023 which replaced the Unsecured Credit Facility. The Company borrowed $6,000,000 under the New Credit Facility and repaid the $6,000,000 that was owed to PMB on March 31, 2021. The New Credit Facility provides the Company with a $17,000,000 revolving line of credit for real estate acquisitions (including the $6,000,000 borrowed to repay PMB) and an additional $5,000,000 revolving line of credit for working capital. Under the terms of the New Credit Facility, the Company will pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 4.75% per annum. The Company paid Banc of California origination fees of $77,000 in connection with the New Credit Facility and will pay an unused commitment fee of 0.15% per annum of the unused portion of the New Credit Facility, charged quarterly in arrears based on the average unused commitment available under the New Credit Facility. The New Credit Facility is secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The New Credit Facility requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Wirta, the Company’s Chairman, has guaranteed the $6,000,000 initial borrowing, which guarantee will expire upon repayment of the $6,000,000 which is due by September 30, 2021. Mr. Wirta has also guaranteed the $5,000,000 revolving line of credit for working capital. On March 29, 2021, the Company entered into an updated indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of borrowings under the New Credit Facility.
Distribution Reinvestment Plan Amendment
On January 22, 2021, with the authorization of the board of directors, the Company amended and restated its DRP with respect to the Company's shares of Class C common stock in order to reflect its name change to Modiv Inc. and to remove the ability of the Company’s stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the amended and restated DRP must reinvest all cash distributions in shares. In addition, the amended and restated DRP provides for determinations by the board of directors of the NAV per share more frequently than annually. The amended and restated DRP was effective with respect to distributions paid in February 2021.
Updated Estimated NAV Per Share
On January 27, 2021, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s Class C common stock and Class S common stock of $23.03 (unaudited and adjusted for the 1:3 reverse stock split). Additional information on the determination of the Company's updated estimated NAV per share, including the process used to determine its updated estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on January 29, 2021.
Share Repurchase Programs
On February 1, 2021, with the authorization of the board of directors, the Company amended and restated its Class C SRP in order to (i) revise the minimum holding period before a stockholder may participate in the Class C SRP from 90 days to six months, (ii) revise the limitations on the share repurchase price so that shares held for less than two years will be repurchased at 98% of the most recently published NAV per share and shares held for at least two years will be repurchased at 100% of the most recently published NAV per share (as opposed to a repurchase price of 97% of the most recently published NAV per share for shares held less than one year, 98% of the most recently published NAV per share for shares held for more than one year but less than two years, 99% of the most recently published NAV per share for shares held for more than two years but less than three years, and 100% of the most recently published NAV per share for shares held for at least three years), (iii) increase the minimum share value (based on the most recently published NAV per share) at which the Company has the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum share value, from $500 to $1,000, and (iv) include language that provides that the Class C SRP will automatically terminate if the Company’s shares of common stock are listed on any national securities exchange. The minimum holding period before a stockholder may participate in the Class C SRP for shares purchased prior to February 1, 2021 will remain at 90 days.

With the authorization of the board of directors, the Company also amended and restated its Class S SRP on February 1, 2021 in order to (i) allow the Company to waive the minimum one year holding period before a holder of Class S shares may participate in the Class S SRP in the event of extraordinary circumstances which would place undue hardship on a stockholder, (ii) increase the minimum Class S share value (based on the most recently published NAV per Class S share) at which the Company has the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum Class S share value, from $500 to $1,000, and (iii) include language that provides that the Class S SRP will automatically terminate if the Company’s shares of common stock are listed on any national securities exchange.
Grant of Partnership Interest to Employees
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 120,000 Class R OP Units to Mr. Halfacre for his 2020 compensation and 512,000 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 100,000 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 348,000 Class R OP Units were granted to the rest of the employees of the Company. The Class R OP Units vest on March 31, 2024 and are then convertible into Class C OP Units at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. As a result of the Company’s 1:3 reverse stock split on February 1, 2021, Mr. Halfacre’s, Mr. Pacini’s and the remaining employees’ Class R OP Units were adjusted to 210,667 Class R OP Units, 33,333 Class R OP Units and 116,000 Class R OP Units, respectively, for a total of 360,000 Class R OP Units outstanding after adjustment for the 1:3 reverse stock split on February 1, 2021.
Broker-Dealer
Effective January 31, 2021, the Company and NCPS terminated their Dealer Manager Agreement, dated January 2, 2020, pursuant to which NCPS had agreed to act as dealer manager in connection with the Follow-on Offering. Effective January 31, 2021, NCPS and the Company entered into a new Dealer Manager Agreement pursuant to which NCPS has agreed to act as dealer manager in connection with investments in the Company by accredited investors.
Special Purpose Acquisition Company
To further the Company’s mission of being the leading provider of alternative real estate-related products, and to capitalize on the current opportunity in today’s public marketplace, the Company is sponsoring Modiv Acquisition Corp. (“MACS”), a special purpose acquisition company (“SPAC”). Modiv Venture Fund, LLC (“MVF”), an indirect subsidiary of Modiv TRS, LLC, the Company’s taxable REIT subsidiary, is the sponsor of MACS. MVF formed MACS on January 15, 2021 with the intention of completing an initial public offering (“IPO”) of MACS as a SPAC. On January 29, 2021, MVF subscribed for 2,875,000 shares of common stock of MACS for $25,000, with 375,000 shares being cancellable if the underwriters’ over-allotment option is not exercised, which will result in MVF owning 20% of MACS upon completion of the IPO.
MACS publicly filed its registration statement on Form S-1 with the SEC on March 24, 2021 and plans to raise $100,000,000, or $115,000,000 if the over-allotment option is exercised, in its IPO. In connection with the public filing of the Form S-1, MVF deposited $4,500,000 in escrow with the attorneys for MACS. The $4,500,000 will be released from escrow upon completion of the IPO and used to purchase 9,000,000 warrants to purchase additional shares of MACS. Each warrant has the right to purchase 0.5 share of MACS common stock and can be exercised at a strike price of $11.50 per share.
MACS was formed for the purpose of entering into a business combination with one or more businesses or entities, and intends to focus on targets located in North America that are focused on fintech and proptech, with a focus on companies whose core purpose is related to the real estate industry. Within those parameters, MACS intends to pursue a business combination with companies that use technology driven platforms and solutions to disrupt or revolutionize the real estate capital markets, transactional marketplaces and investment management industry.

MODIV INC.
(f/k/a RW HOLDINGS NNN REIT, INC.)
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2020

					Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings & Improvements (1)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements (1)	Total	Accumulated Depreciation and Amortization	Net
Accredo Health	Orlando, FL	2006	2016-06-15	$8,538,000	$1,706,641	$9,003,859	$10,710,500	$414,698	$1,706,641	$9,418,557	$11,125,198	$(2,221,380)	$8,903,818
Dollar General	Litchfield, ME	2015	2016-11-04	622,884	293,912	1,104,202	1,398,114	—	293,912	1,104,202	1,398,114	(166,006)	1,232,108
Dollar General	Wilton, ME	2015	2016-11-04	627,992	212,036	1,472,393	1,684,429	—	212,036	1,472,393	1,684,429	(212,451)	1,471,978
Dollar General	Thompsontown, PA	2015	2016-11-04	627,992	217,912	1,088,678	1,306,590	—	217,912	1,088,678	1,306,590	(159,501)	1,147,089
Dollar General	Mt. Gilead, OH	2015	2016-11-04	622,884	283,578	1,002,457	1,286,035	—	283,578	1,002,457	1,286,035	(152,925)	1,133,110
Dollar General	Lakeside, OH	2015	2016-11-04	622,884	176,515	1,037,214	1,213,729	—	176,515	1,037,214	1,213,729	(156,949)	1,056,780
Dollar General	Castalia, OH	2015	2016-11-04	622,884	154,676	1,033,818	1,188,494	—	154,676	1,033,818	1,188,494	(152,492)	1,036,002
Dana	Cedar Park, TX	2013	2016-12-27	4,466,865	1,290,863	8,312,917	9,603,780	(1,946,609)	968,007	6,366,308	7,334,315	(1,835,800)	5,498,515
Northrop Grumman	Melbourne, FL	1986	2017-03-07	5,518,589	1,191,024	12,533,166	13,724,190	—	1,191,024	12,533,166	13,724,190	(2,968,985)	10,755,205
exp US Services	Maitland, FL	1985	2017-03-27	3,321,931	785,801	5,522,567	6,308,368	136,548	785,801	5,659,115	6,444,916	(833,278)	5,611,638
Wyndham	Summerlin, NV	2001	2017-06-22	5,607,000	4,144,069	5,972,433	10,116,502	959,213	4,144,069	6,931,646	11,075,715	(1,170,222)	9,905,493
Williams-Sonoma	Summerlin, NV	1996	2017-06-22	4,438,200	3,546,744	4,028,821	7,575,565	1,054,532	3,546,745	5,083,353	8,630,098	(1,058,455)	7,571,643
Omnicare	Richmond, VA	2004	2017-07-20	4,193,171	800,772	6,523,599	7,324,371	219,818	800,772	6,743,417	7,544,189	(832,474)	6,711,715
EMCOR	Cincinnati, OH	2010	2017-08-29	2,811,539	427,589	5,996,509	6,424,098	—	427,589	5,996,509	6,424,098	(604,163)	5,819,935
Husqvarna	Charlotte, NC	2010	2017-11-30	6,379,182	974,663	11,879,485	12,854,148	—	974,663	11,879,485	12,854,148	(1,113,651)	11,740,497
AvAir	Chandler, AZ	2015	2017-12-28	19,950,000	3,493,673	23,864,227	27,357,900	—	3,493,673	23,864,227	27,357,900	(2,111,134)	25,246,766
3M	DeKalb, IL	2007	2018-03-29	8,166,000	758,780	16,360,400	17,119,180	—	758,780	16,360,400	17,119,180	(3,476,588)	13,642,592
Cummins	Nashville, TN	2001	2018-04-04	8,332,200	3,347,960	12,654,529	16,002,489	—	3,347,960	12,654,529	16,002,489	(2,151,938)	13,850,551
Northrop Grumman Parcel	Melbourne, FL	—	2018-06-21	—	329,410	—	329,410	—	329,410	—	329,410	—	329,410
Texas Health	Dallas, TX	1978	2018-09-13	4,363,203	1,827,914	5,862,010	7,689,924	—	1,827,914	5,862,010	7,689,924	(681,341)	7,008,583
Bon Secours	Richmond, VA	2001	2018-10-31	5,180,552	1,658,659	9,184,248	10,842,907	346,200	1,658,659	9,530,448	11,189,107	(978,335)	10,210,772
Costco	Issaquah, WA	1987	2018-12-20	18,850,000	8,202,915	21,825,853	30,028,768	67,165	8,202,915	21,893,018	30,095,933	(2,654,329)	27,441,604
Taylor Fresh Foods	Yuma, AZ	2001	2019-10-24	12,350,000	4,312,016	32,776,370	37,088,386	—	4,312,016	32,776,370	37,088,386	(1,597,022)	35,491,364
Levins	Sacramento, CA	1970	2019-12-31	2,032,332	1,404,863	3,204,715	4,609,578	41,739	1,404,863	3,246,454	4,651,317	(220,609)	4,430,708
Dollar General	Bakersfield, CA	1952	2019-12-31	2,268,922	1,099,458	3,824,688	4,924,146	237,198	1,099,458	4,061,886	5,161,344	(147,132)	5,014,212

					Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings & Improvements (1)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements (1)	Total	Accumulated Depreciation and Amortization	Net
PMI Preclinical	San Carlos, CA	1974	2019-12-31	$4,020,418	$4,774,497	$5,243,803	$10,018,300	$62,099	$4,774,497	$5,305,902	$10,080,399	$(204,321)	$9,876,078
GSA (MSHA)	Vacaville, CA	1987	2019-12-31	1,752,092	399,062	2,869,790	3,268,852	86,531	399,062	2,956,321	3,355,383	(138,515)	3,216,868
PreK Education	San Antonio, TX	2014	2019-12-31	5,037,846	963,044	11,411,964	12,375,008	520,206	963,044	11,932,170	12,895,214	(599,428)	12,295,786
Dollar Tree	Morrow, GA	1997	2019-12-31	—	159,829	1,020,053	1,179,882	213,783	159,829	1,233,836	1,393,665	(70,911)	1,322,754
Solar Turbines	San Diego, CA	1985	2019-12-31	2,777,552	2,483,960	4,722,578	7,206,538	210,729	2,483,960	4,933,307	7,417,267	(338,232)	7,079,035
Wood Group	San Diego, CA	1985	2019-12-31	3,397,371	3,461,256	6,662,918	10,124,174	73,339	3,461,256	6,736,257	10,197,513	(565,017)	9,632,496
ITW Rippey	El Dorado Hills, CA	1998	2019-12-31	3,039,777	787,945	6,392,126	7,180,071	195,459	787,945	6,587,585	7,375,530	(303,219)	7,072,311
Dollar General	Big Spring, TX	2015	2019-12-31	599,756	103,838	1,114,728	1,218,566	139,468	103,838	1,254,196	1,358,034	(50,969)	1,307,065
Gap	Rocklin, CA	1998	2019-12-31	3,569,990	2,076,754	5,715,144	7,791,898	946,755	2,076,754	6,661,899	8,738,653	(479,306)	8,259,347
L-3 Communications	Carlsbad, CA	1984	2019-12-31	5,185,929	3,552,878	8,099,339	11,652,217	433,675	3,552,878	8,533,014	12,085,892	(470,823)	11,615,069
Sutter Health	Rancho Cordova, CA	2009	2019-12-31	13,879,655	2,443,240	26,690,356	29,133,596	2,038,069	2,443,240	28,728,425	31,171,665	(1,080,349)	30,091,316
Walgreens	Santa Maria, CA	2001	2019-12-31	3,172,846	1,832,430	3,512,156	5,344,586	214,801	1,832,430	3,726,957	5,559,387	(132,961)	5,426,426
				$176,948,438	$65,681,176	$289,524,113	$355,205,289	$6,665,416	$65,358,321	$296,189,529	$361,547,850	$(32,091,211)	$329,456,639
(1)    Building and improvements include tenant origination and absorption costs.
Notes:
•The aggregate cost of real estate for U.S. federal income tax purposes was approximately $328,029,000 (unaudited) as of December 31, 2020.
•Real estate investments (excluding land) are depreciated over their estimated useful lives. Their useful lives are generally 10-48 years for buildings, the shorter of 15 years or remaining lease term for site/building improvements, the shorter of 15 years or remaining contractual lease term for tenant improvements and the remaining lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles for tenant origination and absorption costs.
•The real estate assets are 100% owned by the Company.

The following table summarizes the Company’s real estate assets and accumulated depreciation and amortization as of December 31, 2020 and 2019:
MODIV INC.
(f/k/a RW HOLDINGS NNN REIT, INC.)
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2020 and 2019

	2020	2019
Real estate investments:
Balance at beginning of year	$423,947,488	$235,212,009
Acquisitions	—	185,446,483
Improvements to real estate	673,631	3,288,996
Dispositions	(26,575,397)	—
Held for sale	(26,230,247)	—
Impairment of real estate	(10,267,625)	—
Balance at end of year	$361,547,850	$423,947,488

Accumulated depreciation and amortization:
Balance at beginning of year	$(20,411,794)	$(10,563,664)
Depreciation and amortization	(15,759,199)	(9,848,130)
Dispositions	2,435,274	—
Held for sale	1,644,508	—
Balance at end of year	$(32,091,211)	$(20,411,794)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on March 31, 2021.

MODIV INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AARON S. HALFACRE	Chief Executive Officer, President and Director	March 31, 2021
Aaron S. Halfacre	(principal executive officer)

/s/ RAYMOND WIRTA	Chairman of the Board	March 31, 2021
Raymond Wirta

/s/ RAYMOND J. PACINI	Executive Vice President, Chief Financial Officer,	March 31, 2021
Raymond J. Pacini	Secretary and Treasurer
(principal financial officer)

/s/ SANDRA G. SCIUTTO	Senior Vice President and Chief Accounting Officer	March 31, 2021
Sandra G. Sciutto	(principal accounting officer)

/s/ JOE F. HANAUER	Director	March 31, 2021
Joe F. Hanauer

/s/ ADAM S. MARKMAN	Independent Director	March 31, 2021
Adam S. Markman

/s/ CURTIS B. MCWILLIAMS	Independent Director	March 31, 2021
Curtis B. McWilliams

/s/ THOMAS H. NOLAN, JR.	Independent Director	March 31, 2021
Thomas H. Nolan, Jr.

/s/ JEFFREY RANDOLPH	Independent Director	March 31, 2021
Jeffrey Randolph