Form 10-Q
period 2021-03-31
MODIV INC.
filed 2021-05-17
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
Commission file number: 000-55776
MODIV INC.
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, there were 7,526,158 shares of Class C common stock outstanding and 63,182 shares of Class S common stock outstanding.

Modiv Inc.
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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:
•The magnitude and duration of the novel coronavirus (“COVID-19”) pandemic and its impact on our tenants, operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q and may continue to have an adverse impact on our business and results of operations.
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
•We may fail to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
•Risks of security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems, could adversely affect our business and results of operations.
Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Modiv Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Real estate investments:
Land	$65,358,321	$65,358,321
Buildings and improvements	272,397,472	272,397,472
Tenant origination and absorption costs	24,122,471	23,792,057
Total investments in real estate property	361,878,264	361,547,850
Accumulated depreciation and amortization	(35,655,770)	(32,091,211)
Total investments in real estate property, net	326,222,494	329,456,639
Investment in unconsolidated entity	9,995,456	10,002,368
Total real estate investments, net	336,217,950	339,459,007
Real estate investments held for sale, net	11,378,685	24,585,739
Total real estate investments	347,596,635	364,044,746
Cash and cash equivalents	5,365,144	8,248,412
Restricted cash	170,136	129,118
Deposit for investment in special purpose acquisition company	4,500,000	—
Receivable from sale of real estate property	1,824,383	1,824,383
Tenant receivables	7,132,378	6,665,790
Above-market lease intangibles, net	788,387	820,842
Prepaid expenses and other assets	3,100,243	2,171,717
Other assets related to real estate investments held for sale	1,019,131	1,079,361
Goodwill, net	17,320,857	17,320,857
Intangible assets, net	4,667,644	5,127,788
Total assets	$393,484,938	$407,433,014
Liabilities and Equity
Mortgage notes payable, net	$177,428,620	$175,925,918
Mortgage notes payable related to real estate investments held for sale, net	6,487,754	9,088,438
Total mortgage notes payable, net	183,916,374	185,014,356
Credit facility, net	5,867,164	5,978,276
Economic relief note payable	—	517,000
Accounts payable, accrued and other liabilities	6,857,373	7,579,624
Share repurchases payable	897,742	2,980,559
Below-market lease intangibles, net	12,198,162	12,565,737
Interest rate swap derivatives	1,330,936	1,743,889
Other liabilities related to real estate investments held for sale	379,434	801,337
Total liabilities	211,447,185	217,180,778

Commitments and contingencies (Note 10)

Redeemable common stock	9,891,059	7,365,568

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 7,524,210 and 7,874,541 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7,524	7,874
Class S common stock $0.001 par value, 100,000,000 shares authorized, 63,101 and 62,860 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	63	63
Additional paid-in-capital	216,444,117	224,288,417
Cumulative distributions and net losses	(94,908,010)	(92,012,686)
Total Modiv Inc. equity	121,543,694	132,283,668
Noncontrolling interests in the Operating Partnership	50,603,000	50,603,000
Total equity	172,146,694	182,886,668
Total liabilities and equity	$393,484,938	$407,433,014
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Rental income	$9,040,863	$11,054,409

Expenses:
General and administrative	3,282,884	2,555,005
Depreciation and amortization	4,024,703	4,635,524
Interest expense	1,781,136	3,904,656
Property expenses	1,754,947	1,948,719
Impairment of real estate investment properties	—	9,157,068
Impairment of goodwill and intangible assets	—	34,572,403
Reserve for loan guarantee	—	3,129,290
Total expenses	10,843,670	59,902,665

Other operating income:
Gain on sale of real estate investments	289,642	—
Real estate operating loss	(1,513,165)	(48,848,256)

Other income:
Interest income	50	4,217
Income from investment in unconsolidated entity	72,467	20,753
Gain on forgiveness of economic relief note payable	517,000	—
Other	20,000	—
Total other income	609,517	24,970
Net loss	$(903,648)	$(48,823,286)

Net loss per share, basic and diluted (Note 2)	$(0.12)	$(6.14)

Weighted-average number of common shares outstanding, basic and diluted	7,706,621	7,951,071

Distributions declared per common share	$0.263	$0.525
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	7,874,541	$7,874	62,860	$63	$224,288,417	$(92,012,686)	$132,283,668	$50,603,000	$182,886,668
Issuance of common stock	127,556	128	241	—	2,756,908	—	2,757,036	—	2,757,036
Stock compensation expense	4,052	4	—	—	91,246	—	91,250	—	91,250
Class OP Units compensation expense	—	—	—	—	534,645	—	534,645	—	534,645
Offering costs	—	—	—	—	(409,844)	—	(409,844)	—	(409,844)
Reclassification to redeemable common stock	—	—	—	—	(442,674)	—	(442,674)	—	(442,674)
Repurchase of common stock	(481,939)	(482)	—	—	(10,374,581)	—	(10,375,063)	—	(10,375,063)
Distributions declared	—	—	—	—	—	(1,991,676)	(1,991,676)	—	(1,991,676)
Net loss	—	—	—	—	—	(903,648)	(903,648)	—	(903,648)
Balance, March 31, 2021	7,524,210	$7,524	63,101	$63	$216,444,117	$(94,908,010)	$121,543,694	$50,603,000	$172,146,694

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	7,882,489	$7,882	62,202	$62	$220,730,566	$(31,168,948)	$189,569,562	$50,603,000	$240,172,562
Issuance of common stock	300,861	301	345	1	9,240,894	—	9,241,196	—	9,241,196
Stock compensation expense	1,955	6	—	—	59,578	—	59,584	—	59,584
Class OP Units compensation expense	—	—	—	—	88,783	—	88,783	—	88,783
Offering costs	—	—	—	—	(557,652)	—	(557,652)	—	(557,652)
Reclassification to redeemable common stock	—	—	—	—	4,393,863	—	4,393,863	—	4,393,863
Repurchase of common stock	(298,405)	(895)	—	—	(9,090,252)	—	(9,091,147)	—	(9,091,147)
Distributions declared	—	—	—	—	—	(4,189,102)	(4,189,102)	—	(4,189,102)
Net loss	—	—	—	—	—	(48,823,286)	(48,823,286)	—	(48,823,286)
Balance, March 31, 2020	7,886,899	$7,294	62,547	$63	$224,865,780	$(84,181,336)	$140,691,801	$50,603,000	$191,294,801
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net loss	$(903,648)	$(48,823,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,024,703	4,635,524
Stock compensation expense	604,645	160,866
Deferred rents	(274,823)	(370,848)
Amortization of deferred lease incentives	65,301	15,301
Amortization of deferred financing costs and premium/discount	99,069	133,240
Amortization of above-market lease intangibles	32,455	49,483
Amortization of below-market lease intangibles	(367,575)	(389,822)
Impairment of real estate investment properties	—	9,157,068
Impairment of goodwill and intangible assets	—	34,572,403
Allowance for bad debt	—	112,916
Reserve for loan guarantee	—	3,129,290
Gain on forgiveness of economic relief note payable	(517,000)	—
Gain on sale of real estate investments	(289,642)	—
Unrealized (gain) loss on interest rate swap valuation	(427,119)	1,284,967
Income from investment in unconsolidated entity	(72,467)	(20,753)
Distributions from investment in unconsolidated entity	79,379	165,031
Change in operating assets and liabilities:
Increase in tenant receivables	(183,201)	(533,824)
Increase in prepaid and other assets	(991,512)	(780,042)
Decrease in accounts payable, accrued and other liabilities	(776,474)	(386,353)
Decrease in due to affiliates	—	(170,356)
Operating lease right-of-use asset/operating lease liability, net	—	6,700
Net cash provided by operating activities	102,091	1,947,505

Cash Flows from Investing Activities:
Additions to existing real estate investments	(330,414)	(2,132,535)
Additions to intangible assets	—	(323,690)
Deposit for investment in special purpose acquisition company	(4,500,000)	—
Net proceeds from sale of real estate investments	13,221,509	—
Additions to lease incentives	—	(990,000)
Net cash provided by (used in) investing activities	8,391,095	(3,446,225)

Cash Flows from Financing Activities:
Borrowings from credit facilities	6,000,000	4,260,000
Repayments of prior credit facility	(6,000,000)	—
Proceeds from mortgage notes payable	12,136,000	4,000,000
Principal payments on mortgage notes payable	(13,198,773)	(1,310,245)
Principal payments on short-term notes payable	—	(3,775,250)
Payments of deferred financing costs to third parties	(246,587)	(24,997)
Proceeds from issuance of common stock and investor deposits	1,627,707	6,880,682
Payments of offering costs	(409,844)	(557,652)
Payments of selling commissions on Class S common stock	(1,466)	(4,176)
Repurchases of common stock	(10,375,063)	(9,091,147)
Distributions paid to common stockholders	(867,410)	(1,379,751)
Net cash used in financing activities	(11,335,436)	(1,002,536)
Net decrease in cash, cash equivalents and restricted cash	(2,842,250)	(2,501,256)
Cash, cash equivalents and restricted cash, beginning of period	8,377,530	6,936,930
Cash, cash equivalents and restricted cash, end of period	$5,535,280	$4,435,674

	Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,549,932	$1,661,405

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification to redeemable common stock	$442,674	$4,393,863
Reinvested distributions from common stockholders	$1,129,329	$2,360,514
Increase in share repurchases payable	$(2,082,817)	$—
Accrued distributions	$6,528	$448,837
Supplemental disclosure related to real estate investment held for sale, net:
Real estate investments held for sale, net	$13,207,054	$—
Other assets related to real estate investments held for sale	$60,230	$—
Increase in above-market lease intangibles, net	$(50,549)	$—
Mortgage notes payable related to real estate investments held for sale, net	$(2,600,684)	$—
Other liabilities related to real estate investments held for sale	$(421,903)	$—
Increase in below-market lease intangibles, net	$325,734	$—
Increase in interest swap derivatives	$14,166	$—
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Inc. (the “Company”) was incorporated on May 14, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. Effective February 1, 2021, with the authorization of the board of directors, the Company filed Articles of Amendment to the Company’s charter in the State of Maryland in order to effect a 1:3 reverse stock split of the Company’s Class C common stock and Class S common stock and, following the implementation of the reverse stock split, to decrease the par value of each post-split share of the Company’s Class C common stock and Class S common stock from $0.003 per share to $0.001 per share.
The Company was initially formed to primarily invest in single-tenant income-producing commercial properties located in the United States, leased to creditworthy tenants under long-term net leases. Since December 31, 2019, the Company has been internally managed following its December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and the Company’s former sponsor (“BrixInvest”), and the Company’s merger with Rich Uncles Real Estate Investment Trust I (“REIT I”). The Company has created one of the largest non-listed real estate investment funds to be raised via crowdfunding technology and the first real estate crowdfunding platform to be completely investor-owned. The Company plans to expand beyond its traditional single-tenant portfolio of triple-net leased properties to provide individual investors access to a diversified portfolio of real estate and real estate-related investments designed to provide both income and long-term growth. During 2020, the Company acquired the intellectual property of buildingbits.com (“BuildingBITs”), an innovative online real estate crowd funding platform, and the REITless investment platform (“REITless”), an online investment platform for commercial real estate investment offerings. In 2021, the Company will continue to seek opportunities to be an aggregator within the non-listed real estate product industry, utilizing the combination of its deep understanding of both the crowd funding and real estate markets and the strength of its stockholder-owned, self-managed business model.
The Company holds its investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of and owned an 83% partnership interest in the Operating Partnership on March 31, 2021. The Operating Partnership limited partners include holders of several classes of ownership with various vesting and enhancement terms as further described in Note 11.
As of March 31, 2021, the Company's portfolio of approximately 2.3 million square feet of aggregate leasable space consisted of investments in 38 real estate properties, comprised of: 12 retail properties, 14 office properties and 12 industrial properties, including 14 of the original 20 operating properties which were acquired through the Merger (defined below) on December 31, 2019, an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”) and one retail property which is classified as held for sale as of March 31, 2021 (see Note 3 for additional discussion).
Special Purpose Acquisition Company
To further the Company’s mission of being the leading provider of alternative real estate-related products, and to capitalize on opportunities in the public marketplace, the Company is sponsoring Modiv Acquisition Corp. (“MACS”), a special purpose acquisition company (“SPAC”). Modiv Venture Fund, LLC (“MVF”), an indirect subsidiary of Modiv TRS, LLC, the Company’s taxable REIT subsidiary, is the sponsor of MACS. MVF formed MACS on January 15, 2021 with the intention of completing an initial public offering (“IPO”) of MACS as a SPAC. On January 29, 2021, MVF subscribed for 2,875,000 shares of common stock of MACS for $25,000, with 375,000 shares being cancellable if the underwriters’ over-allotment option is not exercised, which would result in MVF owning 20% of MACS upon completion of the IPO.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
MACS publicly filed its registration statement on Form S-1 with the SEC on March 24, 2021 and plans to raise $100,000,000, or $115,000,000 if the over-allotment option is exercised, in its IPO. In connection with the public filing of the Form S-1, MVF deposited $4,500,000 in escrow with the attorneys for MACS. The $4,500,000 will be released from escrow upon (i) completion of the IPO and used to purchase 9,000,000 warrants to purchase additional shares of MACS or (ii) the Company's decision not to proceed with the IPO. Each warrant has the right to purchase 0.5 of a share of MACS common stock and can be exercised at a strike price of $11.50 per share. However, there has been significant disruption in the IPO market for SPACs during the second quarter of 2021 and there can be no assurance that MACS can complete an IPO. In addition, the Company is evaluating how to respond to the changes in the market and may decide to either modify MACS’s IPO or not proceed with the IPO. In the event that MACS does not complete an IPO, the $4,500,000 deposit will be released from escrow and returned to MVF.
MACS was formed for the purpose of entering into a business combination with one or more businesses or entities, and intends to focus on targets located in North America that are focused on fintech and proptech, with a focus on companies whose core purpose is related to the real estate industry. Within those parameters, and subject to completion of its IPO, MACS intends to pursue a business combination with companies that use technology driven platforms and solutions to disrupt or revolutionize the real estate capital markets, transactional marketplaces and investment management industry.
Self-Management Transaction and Merger on December 31, 2019
The Company was externally managed through December 31, 2019 by its former advisor, Rich Uncles NNN REIT Operator, LLC, a Delaware limited liability company, pursuant to the Second Amended and Restated Advisory Agreement dated August 11, 2017, as amended (the “Advisory Agreement”). The former advisor was wholly-owned by the Company’s former sponsor, BrixInvest, whose members include Aaron S. Halfacre and Raymond Wirta, the Company’s Chief Executive Officer and Chairman of the Board, respectively.
On December 31, 2019, a self-management transaction was completed, whereby the Company, the Operating Partnership, BrixInvest and Daisho (defined below) effectuated a contribution agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Self-Management Transaction, the Company became self-managed and eliminated all fees for acquisitions, dispositions and management of its properties, except for third-party property management fees. Following completion of the Self-Management Transaction, the Company owned an approximately 87% partnership interest in the Operating Partnership. Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (“Daisho”) which was spun off from BrixInvest on December 31, 2019, was issued and held 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”), or an approximate 12% limited partnership interest, in the Operating Partnership as of December 31, 2019. The Class M OP Units were distributed to the members of Daisho during 2020. In connection with the Self-Management Transaction, the Company's Chief Executive Officer and Chief Financial Officer were issued an aggregate of 56,029 units of Class P limited partnership interest (the “Class P OP Units”) in the Operating Partnership and thereby owned the remaining approximate 1% limited partnership interest in the Operating Partnership as of December 31, 2019. Following the issuance of 360,000 units (adjusted for the 1:3 reverse stock split) of Class R limited partnership interest (the “Class R OP Units”) in the Operating Partnership to the Company’s employees, including the Chief Executive Officer and Chief Financial Officer, in January 2021 as further described in Note 11, the Company holds an approximately 83% partnership interest, the Daisho members hold an approximately 12% limited partnership interest and employees of the Company hold an approximately 5% limited partnership interest in the Operating Partnership.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), REIT I merged with and into Katana Merger Sub, LP (“Merger Sub”), a Delaware limited partnership and wholly-owned subsidiary of the Company, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). At such time, the separate existence of REIT I ceased. As a result, the Company issued 2,680,740.5 shares (adjusted for the 1:3 reverse stock split) of its Class C common stock to former shareholders of REIT I. On December 31, 2020, Merger Sub was merged into the Operating Partnership and ceased to exist.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Offering
On July 15, 2015, the Company filed a registration statement on Form S-11 (File No. 333-205684) with the SEC to register an initial public offering of a maximum of 30,000,000 (adjusted for the 1:3 reverse stock split) of its shares of common stock for sale to the public (the “Primary Offering”). The Company also registered a maximum of 3,333,333 (adjusted for the 1:3 reverse stock split) of its shares of common stock pursuant to the Company's distribution reinvestment plan (the “DRP”) (the “Initial DRP Offering” and together with the Primary Offering, the “Initial Registered Offering”). During 2016, the SEC declared the Company's registration statement effective and the Company began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, the Company sold shares of Class C common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act, and began selling shares of its Class S common stock as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons.
In August 2017, the Company began offering up to 33,333,333 shares (adjusted for the 1:3 reverse stock split) of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offerings (as defined below), the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold only to non-U.S. Persons and may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
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
In response to the significant economic impacts of the COVID-19 pandemic, effective as of the close of business on May 7, 2020, the Company's board of directors temporarily suspended the primary portion of the Company's Follow-on Offering and Class S Offering until such time as the board of directors approved and established an updated estimated net asset value (“NAV”) per share of the Company’s common stock and determined to resume such primary offerings. On May 20, 2020, the Company's board of directors approved and established an updated estimated NAV per share of the Company's common stock of $21.01 (unaudited and adjusted for the 1:3 reverse stock split) to reflect the valuation of the Company's real estate assets, debt and other assets and liabilities as of April 30, 2020.
Commencing on June 1, 2020, the Company's board of directors resumed the primary portions of the Follow-on Offering and the Class S Offering. The purchase price per share in the primary portion of the Follow-on Offering was decreased from $30.81 (unaudited and adjusted for the 1:3 reverse stock split) to $21.01 (unaudited and adjusted for the 1:3 reverse stock split), and the purchase price per share in the primary portion of the Class S Offering was decreased to $21.01 (unaudited and adjusted for the 1:3 reverse stock split) plus the amount of any applicable upfront commissions and fees. The NAV per share used for purposes of future repurchases pursuant to the share repurchase programs was also decreased from $30.81 (unaudited and adjusted for the 1:3 reverse stock split) to $21.01 (unaudited and adjusted for the 1:3 reverse stock split).
On January 22, 2021, with the authorization of the board of directors, the Company amended and restated its DRP with respect to the Company's shares of Class C common stock in order to reflect its corporate name change and to remove the ability of the Company's stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the DRP must reinvest all cash distributions in shares. In addition, the amended and restated DRP provides for determinations of the NAV per share by the board of directors more frequently than annually. The amended and restated DRP was effective with respect to distributions that were paid in February 2021.
On January 22, 2021, the Company filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 in share value of Class C common stock to be issued pursuant to the amended and restated DRP (the “2021 DRP Offering” and, collectively with the Initial DRP Offering, the “Registered DRP Offering”). The Company commenced offering shares of Class C common stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Effective January 27, 2021, the board of directors terminated the Company’s Follow-on Offering. In connection with the termination of the Follow-on Offering, the Company stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, the Company had $600,547,672 in share value of unsold shares in the Follow-on Offering, which were deregistered with the SEC. On February 1, 2021, the Company commenced a private offering of Class C common stock under Regulation D promulgated under the Securities Act and is accepting investor subscriptions from accredited investors.
On February 1, 2021, with the authorization of the board of directors, the Company amended and restated its Class C common stock share repurchase program (the “Class C SRP”) in order to (i) revise the minimum holding period before a stockholder may participate in the Class C SRP from three months to six months, (ii) revise the limitations on the share repurchase price so that shares held for less than two years will be repurchased at 98% of the most recently published NAV per share and shares held for at least two years will be repurchased at 100% of the most recently published NAV per share (as opposed to a repurchase price of 97% of the most recently published NAV per share for shares held less than one year, 98% of the most recently published NAV per share for shares held for more than one year but less than two years, 99% of the most recently published NAV per share for shares held for more than two years but less than three years, and 100% of the most recently published NAV per share for shares held for at least three years), (iii) increase the minimum share value (based on the most recently published NAV per share) at which the Company has the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum share value, from $500 to $1,000, and (iv) include language that provides that the Class C SRP will automatically terminate if the Company’s shares of common stock are listed on any national securities exchange. The minimum holding period before a stockholder may participate in the Class C SRP for shares purchased prior to February 1, 2021 will remain at three months.
With the authorization of the board of directors, the Company also amended and restated its Class S common stock share repurchase program (“Class S SRP”) on February 1, 2021 in order to (i) allow the Company to waive the minimum one year holding period before a holder of Class S shares may participate in the Class S SRP in the event of extraordinary circumstances which would place undue hardship on a stockholder, (ii) increase the minimum Class S share value (based on the most recently published NAV per Class S share) at which the Company has the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum Class S share value, from $500 to $1,000, and (iii) include language that provides that the Class S SRP will automatically terminate if the Company’s shares of common stock are listed on any national securities exchange.
On January 27, 2021, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s Class C common stock and Class S common stock of $23.03 (unaudited and adjusted for the 1:3 reverse stock split which was effective on February 1, 2021) as of December 31, 2020. On May 5, 2021, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s Class C common stock and Class S common stock of $24.61 (unaudited) as of March 31, 2021. Effective May 5, 2021, the purchase price per share of the Company’s Class C common stock was increased from $23.03 (unaudited and adjusted for the 1:3 reverse stock split) to $24.61 (unaudited). Also, commencing May 5, 2021, the purchase price per share in the primary portion of the Class S Offering was increased to $24.61 (unaudited) plus the amount of any applicable upfront commissions and fees, and the NAV per share used for purposes of the share repurchase programs was increased to $24.61 (unaudited).
Additional information on the determination of the Company's most recent estimated NAV per share, including the process used to determine its estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on May 5, 2021. Beginning with distributions scheduled to be paid to stockholders on May 25, 2021, the purchase price per share of the Company’s common stock in the Class C and the Class S DRPs was increased from $23.03 (unaudited and adjusted for the 1:3 reverse stock split) to $24.61 (unaudited).
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state the Company's financial position, results of operations and cash flows. All significant intercompany balances and transactions are eliminated in consolidation. The unaudited condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements.
Reverse Stock Split
On February 1, 2021, the Company effected a 1:3 reverse stock split of its Class C common stock and Class S common stock and, following the implementation of the reverse stock split, decreased the par value of each share of the Company’s Class C common stock and Class S common stock from $0.003 per share to $0.001 per share. The Company has reflected the effect of the reverse stock split in the accompanying unaudited condensed consolidated financial statements and related notes as if it had occurred at the beginning of the earliest period presented.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to the COVID-19 pandemic (see Notes 3 and 5 for the prior year's impairment charges related primarily to COVID-19). Actual results may differ from those estimates.
Noncontrolling Interests in the Operating Partnership
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying unaudited condensed consolidated balance sheets and statements of equity. The noncontrolling interests were issued on December 31, 2019 and represent non-voting, non-dividend accruing interests with no allocation of profits or losses. As described in Note 11, the interests were not able to be converted or exchanged prior to (i) December 31, 2020, the one-year anniversary of the closing of the Self-Management Transaction (in the case of the Class M OP Units), or (ii) the expiration of the Lockup Period (as defined in Note 11) (in the case of the Class P OP Units).
Business Combinations
The Company accounts for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and applicable Accounting Standards Updates (each, an “ASU”), whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to any non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.
ASC 805 defines a business as an integrated set of activities and assets (collectively, a “set”) that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. To be considered a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASC 805 provides a practical screen to determine when a set would not be considered a business. If the screen is not met and further assessment determines that the set is not a business, then the set is an asset acquisition. The primary difference between a business combination and an asset acquisition is that an asset acquisition requires cost accumulation and allocation at relative fair value. Acquisition costs are capitalized for an asset acquisition and expensed for a business combination.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Revenue Recognition
The Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), effective January 1, 2018. The Company’s revenue impacted by ASU No. 2014-09 included revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. Such revenues are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842, as discussed below, in the period the recoverable costs are incurred. Tenant reimbursements, for which the Company pays the associated costs directly to third-party vendors and is reimbursed by the tenants, are recognized and recorded on a gross basis.
The Company adopted FASB ASU No. 2016-02, Leases (Topic 842), and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01 effective January 1, 2019, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively, “Topic 842”). Topic 842 establishes a single comprehensive model for entities to use in accounting for leases. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts the Company's accounting for leases primarily as a lessor. However, Topic 842 also impacts the Company's accounting as a lessee but is considered not material.
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's unaudited condensed consolidated statements of operations. For the three months ended March 31, 2021 and 2020, tenant reimbursements included in rental income amounted to $1,691,387 and $2,360,919, respectively.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Gain or Loss on Sale of Real Estate Property
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions for the three months ended March 31, 2021 met these criteria at closing. Operating results of the property that is sold remains in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying unaudited condensed consolidated statements of operations.
Bad Debts and Allowances for Tenant and Deferred Rent Receivables
The Company's determination of the adequacy of its allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection, the Company also may record an allowance under other authoritative GAAP depending upon the Company's evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company's unaudited condensed consolidated statements of operations.
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
Leasing Costs
Internal leasing costs and third-party legal fees and leasing commissions are charged to expense as incurred. These expenses are included in legal leasing costs under property expenses in the Company's unaudited condensed consolidated statements of operations.
Impairment of Investment in Real Estate Properties
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 3, the Company recorded impairment charges of $9,157,068 related to four of its real estate properties during the three months ended March 31, 2020. The Company did not incur any impairment charges for its real estate properties during the three months ended March 31, 2021.
Other Comprehensive Loss
For all periods presented, other comprehensive loss is the same as net loss.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. Diluted EPS is the same as Basic EPS for the three months ended March 31, 2021 and 2020 as the Company had a net loss for all reported periods. As of March 31, 2021, there were 657,949.5 Class M OP Units, 56,029 Class P OP Units and 360,000 Class R OP Units (adjusted for the 1:3 reverse stock split) that are convertible to Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit or Class P OP Unit, and at a conversion ratio of 1:1 of Class C OP Unit for each Class R OP Unit, as applicable, after a specified period of time (see Note 11). The holders of Class C OP Units may exchange such Class C OP Units for shares of the Company's Class C common stock on a 1-for-1 basis or, at the Company’s sole and absolute discretion, for cash. The Class M OP Units, Class P OP Units and Class R OP Units, and the shares of Class C common stock into which they may ultimately be converted, were excluded from the computation of Diluted EPS because their effect would not be dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
The Company has presented the basic and diluted net loss per share amounts on the accompanying unaudited condensed consolidated statements of operations for Class C and Class S share classes as a combined common share class. Application of the two-class method for allocating net loss in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss of $(0.12) and $(6.14) per share for Class C shares for the three months ended March 31, 2021 and 2020, respectively, and a net loss of $(0.12) and $(6.14) per share for Class S shares for the three months ended March 31, 2021 and 2020, respectively. Any difference in net loss per share if allocated under this method primarily reflects the lower effective distributions per share for Class S shareholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the distributions relative to the time the shares were outstanding.
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
Cash and cash equivalents, restricted cash, deposit for investment in special purpose acquisition company, receivable from sale of real estate property, tenant receivables, prepaid expenses and other assets and accounts payable, accrued and other liabilities: These balances approximate their fair values due to the short maturities of these items.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Derivative Instruments: The Company’s derivative instruments are presented at fair value in the accompanying unaudited condensed consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
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
Credit facilities and economic relief note payable: The fair values of the Company’s credit facilities and economic relief note payable approximate the carrying values of the credit facility and economic relief note payable as their interest rates and other terms are comparable to those available in the market place for a similar credit facility and short-term note, respectively.
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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing or modification and for on-site and tenant improvements or property taxes. Restricted cash as of March 31, 2021 and December 31, 2020 amounted to $170,136 and $129,118, respectively.
Pursuant to lease agreements, the Company has obligations to pay $60,598 for site and tenant improvements to be incurred by tenants as of both March 31, 2021 and December 31, 2020, including a 72.7% share of tenant improvements for the Santa Clara property at both balance sheet dates. At both March 31, 2021 and December 31, 2020, the Company's restricted cash held to fund other improvements totaled $92,684. As of March 31, 2021 and December 31, 2020, the Company also held restricted cash of $77,452 and $36,434, respectively, for lender reserves.
Deposit for Investment in Special Purpose Acquisition Company
Deposit for investment in special purpose acquisition company held in escrow represents cash placed in escrow for the Company's initial investment in a SPAC. The $4,500,000 will be released from escrow upon (i) completion of the IPO and used to purchase 9,000,000 warrants to purchase additional shares of MACS or (ii) the Company’s decision not to proceed with the IPO. Each warrant has the right to purchase 0.5 of a share of MACS common stock and can be exercised at a strike price of $11.50 per share. However, there has been significant disruption in the IPO market for SPACs during the second quarter of 2021 and there can be no assurance that MACS can complete an IPO. In the event that MACS does not complete an IPO, the $4,500,000 deposit will be released from escrow and returned to MVF.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Investments Held for Sale
The Company generally considers a real estate investment to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investment held for sale, net” and “assets related to real estate investment held for sale,” respectively, in the accompanying unaudited condensed consolidated balance sheets. Mortgage notes payable and other liabilities related to real estate investments held for sale are classified as “mortgage notes payable related to real estate investments held for sale, net” and “liabilities related to real estate investments held for sale,” respectively, in the accompanying unaudited condensed consolidated balance sheets. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying unaudited condensed consolidated statements of operations.
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
Restricted Stock and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on an estimated value per share of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction discussed in Note 11 are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 and unaudited condensed consolidated statements of equity for the three months ended March 31, 2021 and 2020. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period. We have elected to record forfeitures as they occur.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Reclassifications
Certain prior year balance sheet accounts have been reclassified to conform with the current year presentation. The reclassification did not affect the balances in the prior year statement of operations.
Recent Accounting Pronouncements
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
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of March 31, 2021, the Company’s real estate investment portfolio consisted of 38 operating properties located in 14 states comprised of: 12 retail properties, including one property held for sale, 14 office properties and 12 industrial properties, including a 72.7% undivided TIC Interest in an industrial property in Santa Clara, California, not reflected in the table below, but discussed in Note 4.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table provides summary information regarding the Company’s operating properties as of March 31, 2021:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,269,350	$(2,338,015)	$8,787,182
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(176,067)	1,222,047
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(225,327)	1,459,102
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(169,168)	1,137,422
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(162,194)	1,123,841
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(166,461)	1,047,268
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(161,734)	1,026,760
Dana (1)	Cedar Park, TX	12/27/2016	Industrial	6,802,876	531,439	(1,909,462)	5,424,853
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,598,274	(3,164,742)	10,816,523
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,248	(889,269)	5,555,647
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(1,258,845)	9,816,870
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(1,136,343)	7,493,755
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(893,624)	6,650,565
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(649,013)	5,775,085
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(1,202,924)	11,651,224
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,900	—	(2,284,653)	25,073,247
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(3,787,923)	13,331,257
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(2,350,578)	13,651,911
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(755,669)	6,934,255
Bon Secours	Richmond, VA	10/31/2018	Office	10,388,751	800,356	(1,091,539)	10,097,568
Costco	Issaquah, WA	12/20/2018	Office	27,330,797	2,765,136	(2,979,998)	27,115,935
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	2,894,017	(1,927,440)	35,160,946
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	(275,761)	4,375,556
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	(183,915)	4,977,429
PMI Preclinical	San Carlos, CA	12/31/2019	Industrial	9,672,174	408,225	(255,401)	9,824,998
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	(173,143)	3,182,240
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	447,927	(749,285)	12,145,929
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	(88,638)	1,305,027
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	(422,859)	6,994,408
Wood Group	San Diego, CA	12/31/2019	Industrial	9,731,220	539,633	(678,156)	9,592,697
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	304,387	(379,614)	6,995,916
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	(63,711)	1,294,323
Gap	Rocklin, CA	12/31/2019	Office	8,378,276	360,377	(599,133)	8,139,520
L-3 Communications	San Diego, CA	12/31/2019	Industrial	11,631,857	454,035	(588,529)	11,497,363
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,555,055	1,616,610	(1,350,436)	29,821,229
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	(166,201)	5,393,186
				$337,755,793	$24,122,471	$(35,655,770)	$326,222,494
Prior Year Impairment Charges
During late March 2020, the Company learned that there would be a substantial impact on the commercial real estate market and specifically on fitness centers such as the Company's property leased at that time to 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) due to the COVID-19 pandemic and the requirement of an indefinite and potentially extended period of store closures.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On March 31, 2020, the Company received written notice from 24 Hour Fitness that due to circumstances beyond its control, including the response to the COVID-19 pandemic and directives and mandates of various governmental authorities affecting the Las Vegas, Nevada 24 Hour Fitness store leased from the Company, it would not make the April 2020 rent payment. Despite negotiations with the tenant, no further rent payments were received and on June 15, 2020, the Company received written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary. The lender on the property agreed to temporarily reduce its $32,000 monthly mortgage payment by $8,000 from May through August 2020 and the Company's special purpose subsidiary determined that if it was unable to secure a replacement tenant, then it would consider allowing the lender to foreclose on, and take possession of, the property. As such, the Company concluded that it was necessary to record an impairment charge to reduce the net book value of the property to its estimated fair value.
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
Based on an evaluation of the value of these properties, the Company determined that impairment charges were required during the three months ended March 31, 2020 to reflect the reduction in value due to the uncertainty regarding leasing or sale prospects.
As of March 31, 2020, the Company recorded impairment charges aggregating $9,157,068, based on the estimated fair values of the aforementioned real estate properties. These impairment charges represented the excess of the property's carrying value over the property's sale price less estimated selling costs. The aggregate impairment charges of $9,157,068 represented approximately 2.2% of the Company’s total investments in real estate property before impairments as of March 31, 2020. The properties formerly leased by Dinan Cars and 24 Hour Fitness were sold in October and December 2020, respectively.
There were no impairment charges recorded during the three months ended March 31, 2021. The details of the Company's real estate impairment charges for the three months ended March 31, 2020 were as follows:

Property	Location	Three Months Ended March 31, 2020
Dana	Cedar Park, TX	$2,184,395
24 Hour Fitness	Las Vegas, NV	5,664,517
Dinan Cars	Morgan Hill, CA	1,308,156
Total		$9,157,068
Acquisitions
The Company did not acquire any real estate properties during the three months ended March 31, 2021 or March 31, 2020.
Dispositions
The Company did not dispose of any property during the three months ended March 31, 2020. The Company sold the following properties during the three months ended March 31, 2021:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Chevron Gas Station	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$228,769
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	51,415
Chevron Gas Station	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	9,458
Total				42,896	$13,714,188	$289,642

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On January 7, 2021, the Company completed the sale of its Roseville, California retail property, which was leased to the operator of a Chevron gas station, for $4,050,000, which generated net proceeds of $3,914,909 after payment of commissions and closing costs.
On January 29, 2021, the Company completed the sale of its Sacramento, California retail property, which was leased to EcoThrift, for $5,375,300, which generated net proceeds of $2,647,286 after repayment of the existing mortgage, commissions and closing costs.
On February 12, 2021, the Company completed the sale of its San Jose, California retail property, which was leased to the operator of a Chevron gas station, for $4,288,888, which generated net proceeds of $4,055,657 after payment of commissions and closing costs.
Asset Concentration
The Company holds no real estate property with a net book value that is greater than 10% of its total assets as of March 31, 2021 or December 31, 2020.
Revenue Concentration
No tenant represented the source of 10% of total revenues during the three months ended March 31, 2021 or March 31, 2020.
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
During the first four months of 2020, the Company paid an aggregate of $990,000 in lease incentives to cancel certain termination options related to two leases with Walgreens for its Santa Maria, California and Stockbridge, Georgia properties, resulting in extension of the leases for approximately 10 years each. The Stockbridge property was sold on August 27, 2020. These costs were capitalized and are amortized over the period of the extension for the Santa Maria property and were charged to cost of sale for the Stockbridge property in August 2020.
As of March 31, 2021, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed subsequent to March 31, 2021 and excluding rents due related to real estate investments held for sale, are as follows:

April through December 2021	$19,293,560
2022	24,100,393
2023	20,156,671
2024	19,674,111
2025	16,455,437
2026	9,610,427
Thereafter	34,217,069
$143,507,668

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Lease Intangible Assets, Net
As of March 31, 2021, the Company’s lease intangible assets were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$24,122,471	$1,128,549	$(15,163,672)
Accumulated amortization	(10,745,424)	(340,162)	2,965,510
Net amount	$13,377,047	$788,387	$(12,198,162)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 9.4 years as of March 31, 2021. As of March 31, 2021, the amortization of intangible assets for the nine months ending December 31, 2021 and for each year of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
April through December 2021	$2,614,179	$97,367	$(1,095,172)
2022	2,694,760	129,823	(1,217,042)
2023	1,817,760	127,174	(921,169)
2024	1,700,917	122,543	(917,750)
2025	1,323,773	115,996	(917,750)
2026	655,564	78,557	(912,347)
Thereafter	2,570,094	116,927	(6,216,932)
	$13,377,047	$788,387	$(12,198,162)

Weighted-average remaining amortization period	7.1 years	7.0 years	12.0 years
Real Estate Investments Held For Sale
As a result of the COVID-19 pandemic discussed in Note 1, starting during the second quarter of 2020, the Company deemed it necessary to sell certain of its real estate investment properties to generate funds for share repurchases and certain debt obligations.
During 2020, the Company identified nine properties (eight retail properties and one industrial property) as real estate investment properties as held for sale. During the second half of 2020, five of the nine properties (four retail properties and one industrial property) were sold. Of the four remaining retail properties held for sale as of December 31, 2020, the Company sold three retail properties during the first quarter of 2021: the EcoThrift property and the two Chevron properties (see Dispositions above for more details). The only remaining retail property held for sale as of March 31, 2021 is the Harley Davidson property, which was identified as held for sale as of September 30, 2020.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Assets related to real estate investments held for sale:
Land, buildings and improvements	$12,546,055	$25,675,459
Tenant origination and absorption costs	—	554,788
Accumulated depreciation and amortization	(1,167,370)	(1,644,508)
Real estate investments held for sale, net	11,378,685	24,585,739
Other assets, net	1,019,131	1,079,361
Total assets related to real estate investments held for sale:	$12,397,816	$25,665,100

Liabilities related to real estate investments held for sale:
Mortgage notes payable, net	$6,487,754	$9,088,438
Other liabilities, net	379,434	801,337
Total liabilities related to real estate investments held for sale:	$6,867,188	$9,889,775
The following table summarizes the major components of rental income, expenses and impairment related to real estate investments held for sale as of March 31, 2021 and 2020, which were included in continuing operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Total revenues	$281,063	$331,316
Expenses:
Interest expense	77,708	79,836
Depreciation and amortization	—	86,713
Other expenses	58,501	56,753
Total expenses	136,209	223,302
Net income	$144,854	$108,014

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 4. INVESTMENT IN UNCONSOLIDATED ENTITY
The Company’s investment in unconsolidated entity as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
The TIC Interest	$9,995,456	$10,002,368
The Company’s income from investment in unconsolidated entity for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended March 31,
	2021	2020
The TIC Interest	$72,467	$20,753
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in an industrial property in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of both Hagg Lane II, LLC and Hagg Lane III, LLC became a member of the Company's board of directors in December 2019. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended March 31, 2021 and 2020, the Company received $79,379 and $165,031 in cash distributions, respectively.
The following is summarized financial information for the Santa Clara property as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020:

	March 31, 2021	December 31, 2020
Assets:
Real estate investments, net	$29,656,131	$29,906,146
Cash and cash equivalents	493,419	380,774
Other assets	199,368	164,684
Total assets	$30,348,918	$30,451,604
Liabilities:
Mortgage notes payable	$13,420,833	$13,489,126
Below-market lease, net	2,770,376	2,806,973
Other liabilities	104,206	92,777
Total liabilities	16,295,415	16,388,876
Total equity	14,053,503	14,062,728
Total liabilities and equity	$30,348,918	$30,451,604

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Total revenues	$673,976	$597,920
Expenses:
Interest expense	137,606	141,703
Depreciation and amortization	250,015	249,218
Other expenses	186,688	178,457
Total expenses	574,309	569,378
Net income	$99,667	$28,542
NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
The changes in carrying value of goodwill as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Beginning balance	$17,320,857	$50,588,000
Impairment of goodwill for the three and the 12 months period ended, respectively	—	(33,267,143)
Ending balance	$17,320,857	$17,320,857
The current COVID-19 pandemic in the United States and globally, and the magnitude and uncertain duration of the economic impacts have resulted in challenges in attracting investor equity during this period of economic weakness and volatility. The disruption in the Company's Offerings had a protracted impact on capital raising, and the recessionary pressures on the economy resulted in real estate market uncertainty and an approximate 14% decrease in the estimated fair value of the Company’s real estate properties as of April 30, 2020 as compared with the estimated fair value of the Company’s real estate properties as of December 31, 2019. Given these circumstances, the Company revised its capital raise projections, its projections of new investment and other factors contributing to the Company's analysis of estimated fair value of its consolidated business operations as of March 31, 2020. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated fair value of the Company’s net tangible and intangible assets to the carrying value of its net tangible and intangible assets as of March 31, 2020. Since the estimated fair value of the Company’s net tangible and intangible assets was less than the carrying amount of its net tangible and intangible assets, the Company recorded a goodwill impairment charge of $33,267,143, which was reflected in the Company’s net loss for the three months ended March 31, 2020. The Company conducted its annual impairment analysis as of December 31, 2020 using qualitative factors and concluded that no additional impairment to goodwill was necessary. Management did not identify any triggering events for the three months ended March 31, 2021 requiring a qualitative assessment.
Intangible Assets, Net
The following table sets forth the Company's intangible assets, net as of March 31, 2021 and December 31, 2020 and their related useful lives:

Intangible Assets	Weighted-Average Useful Life	March 31, 2021	December 31, 2020
Investor list, net	5.0 years	$3,494,740	$3,494,740
Web services technology, domains and licenses	3.0 years	3,466,102	3,466,102
		6,960,842	6,960,842
Accumulated amortization		(2,293,198)	(1,833,054)
Net		$4,667,644	$5,127,788

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Amortization expense for the three months ended March 31, 2021 and 2020 amounted to $460,144 and $487,219, respectively.
As discussed above, the COVID-19 pandemic caused significant disruptions in the economy and uncertainties in the investment markets. Based on the impacts on the Company's investors and the economy, the Company evaluated the fair value of intangibles to determine if they exceeded the respective carrying values and determined that a portion of the investor list would no longer be viable and, therefore, the Company recorded an impairment charge of $1,305,260, which was reflected in the Company’s net loss for the three months ended March 31, 2020.
The estimated amortization expense for the succeeding fiscal years is as follows: April 2021 to December 2021, $1,380,432; 2022, $1,840,576; 2023, $749,978; and 2024, $696,658.
NOTE 6. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
Tenant receivables consisted of the following:

	March 31, 2021	December 31, 2020
Straight-line rent	$4,668,259	$4,344,388
Tenant rent	528,516	204,775
Tenant reimbursements	1,720,249	1,979,963
Tenant other	215,354	136,664
Total	$7,132,378	$6,665,790
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	March 31, 2021	December 31, 2020
Accounts payable	$1,490,929	$1,136,954
Accrued expenses	2,191,671	3,068,714
Accrued distributions	674,842	706,106
Accrued interest payable	604,254	629,628
Unearned rent	1,890,520	2,033,065
Lease incentive obligation	5,157	5,157
Total	$6,857,373	$7,579,624

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 7. DEBT
Mortgage Notes Payable, Net
As of March 31, 2021 and December 31, 2020, the Company’s mortgage notes payable consisted of the following:

Collateral	2021 Principal Amount	2020 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo property	$8,538,000	$8,538,000	3.80%	3.80%	08/01/2025
Six Dollar General properties	3,728,947	3,747,520	4.69%	4.69%	04/01/2022
Dana property	4,444,310	4,466,865	4.56%	4.56%	04/01/2023
Northrop Grumman property	5,479,471	5,518,589	4.40%	4.40%	07/02/2022
exp US Services property	3,305,060	3,321,931	(3)	4.25%	11/17/2024
Wyndham property (2)	5,579,100	5,607,000	One-month LIBOR + 2.05%	4.34%	06/05/2027
Williams Sonoma property (2)	4,415,100	4,438,200	One-month LIBOR + 2.05%	4.34%	06/05/2022
Omnicare property	4,171,894	4,193,171	4.36%	4.36%	05/01/2026
EMCOR property	2,797,942	2,811,539	4.35%	4.35%	12/01/2024
Husqvarna property	6,379,182	6,379,182	(4)	4.60%	02/20/2028
AvAir property	19,950,000	19,950,000	3.80%	3.80%	08/01/2025
3M property	8,134,500	8,166,000	One-month LIBOR + 2.25%	5.09%	03/29/2023
Cummins property	8,300,100	8,332,200	One-month LIBOR + 2.25%	5.16%	04/04/2023
Texas Health property	4,343,283	4,363,203	4.00%	4.00%	12/05/2024
Bon Secours property	5,160,458	5,180,552	5.41%	5.41%	09/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	01/01/2030
Taylor Fresh Foods	12,350,000	12,350,000	3.85%	3.85%	11/01/2029
Levins property (5)	2,700,000	2,032,332	3.75%	3.75%	02/16/2026
Dollar General Bakersfield property (5)	2,280,000	2,268,922	3.65%	3.65%	02/16/2028
PMI Preclinical property (5)	5,400,000	4,020,418	3.75%	3.75%	02/16/2026
GSA (MSHA) property (5)	1,756,000	1,752,092	3.65%	3.65%	02/16/2026
PreK San Antonio property (6)	5,010,639	5,037,846	4.25%	4.25%	12/01/2021
Solar Turbines, Amec Foster, ITW Rippey properties (6)	9,157,247	9,214,700	3.35%	3.35%	11/01/2026
Dollar General Big Spring property (6)	596,781	599,756	4.50%	4.50%	04/01/2022
Gap property (6)	3,550,419	3,569,990	4.15%	4.15%	08/01/2023
L-3 Communications property (6)	5,159,513	5,185,929	4.69%	4.69%	04/01/2022
Sutter Health property (6)	13,808,042	13,879,655	4.50%	4.50%	03/09/2024
Walgreens property (6)	3,146,370	3,172,846	4.25%	4.25%	07/16/2030
Total mortgage notes payable	178,492,358	176,948,438
Plus unamortized mortgage premium, net (7)	415,323	447,471
Less unamortized deferred financing costs	(1,479,061)	(1,469,991)
Mortgage notes payable, net	$177,428,620	$175,925,918
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of March 31, 2021. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2021, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments).
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
(3)The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate becomes the U.S. Treasury Bill index rate plus 3.25%.
(4)The initial contractual interest rate is 4.60% through February 20, 2023 and then the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% through February 20, 2028.
(5)The mortgage note as of March 31, 2021 was refinanced on March 5, 2021 with a new lender and terms. The mortgage note as of December 31, 2020 was acquired through the Merger on December 31, 2019.
(6)The loan was acquired through the Merger on December 31, 2019.
(7)Represents unamortized net mortgage premium acquired through the Merger.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$178,492,358	$177,428,620	$179,576,868	$176,948,438	$175,925,918	$177,573,106
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of fair value.
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 3, the Company classified one and two properties as real estate held for sale as of March 31, 2021 and December 31, 2020, respectively, which were collateral for mortgage notes payable. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of March 31, 2021 and December 31, 2020:

Collateral	March 31, 2021	December 31, 2020
Harley Davidson property	$6,590,162	$6,623,346
EcoThrift property	—	2,573,509
Total	6,590,162	9,196,855
Plus unamortized mortgage premium	—	1,550
Less deferred financing costs	(102,408)	(109,967)
Mortgage notes payable, net	$6,487,754	$9,088,438
Credit Facility, Net
The details of the Company's credit facilities as of March 31, 2021 and December 31, 2020 follow:

	March 31, 2021	December 31, 2020
Credit facility	$6,000,000	$6,000,000
Less unamortized deferred financing costs	(132,836)	(21,724)
Credit facility, net	$5,867,164	$5,978,276
On March 29, 2021, the Company entered into a new credit facility with Banc of California (the “Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023 which replaced the prior credit facility provided by Pacific Mercantile Bank (“PMB”) with a balance outstanding of $6,000,000 as of December 31, 2020. The Company borrowed $6,000,000 under the Credit Facility and repaid the $6,000,000 that was owed to PMB on March 31, 2021. The Credit Facility provides the Company with a $17,000,000 revolving line of credit for real estate acquisitions (including the $6,000,000 borrowed to repay PMB) and an additional $5,000,000 revolving line of credit for working capital. Under the terms of the Credit Facility, the Company will pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 4.75% per annum. The Company paid Banc of California origination fees of $77,000 in connection with the Credit Facility and will pay an

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
unused commitment fee of 0.15% per annum of the unused portion of the Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Credit Facility.
The Credit Facility is secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Credit Facility requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Wirta, the Company’s Chairman, has guaranteed the $6,000,000 initial borrowing, which guarantee will expire upon repayment of the $6,000,000 which is due by September 30, 2021. Mr. Wirta has also guaranteed the $5,000,000 revolving line of credit for working capital. On March 29, 2021, the Company entered into an updated indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of borrowings under the Credit Facility pursuant to which the Company agreed to indemnify Mr. Wirta and the Wirta Trust if they are required to make payments to Banc of California pursuant to such guarantees.
As of December 31, 2020, the Company, Rich Uncles NNN LP, LLC, the Operating Partnership, Merger Sub, BrixInvest and modiv, LLC were the borrowers under a Loan and Security Agreement (the “Prior Credit Facility”) with PMB. The Prior Credit Facility was a line of credit for a maximum principal amount of $12,000,000 and as of December 31, 2020, the Prior Credit Facility had an outstanding balance of $6,000,000. The Prior Credit Facility was repaid in full with proceeds from the Credit Facility on March 31, 2021.
In connection with an August 13, 2020 amendment to the Prior Credit Facility, the Company's Chairman, Mr. Wirta, and the Wirta Trust guaranteed the Company’s obligations under the Prior Credit Facility. On July 30, 2020, the Company entered into an indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of the Company’s $12,000,000 Prior Credit Facility with PMB pursuant to which the Company agreed to indemnify Mr. Wirta and the Wirta Trust if they were required to make payments to PMB pursuant to such guarantees.
Under the terms of the Prior Credit Facility, the borrowers paid a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day was not be less than 5.50% per annum. The interest rate was 5.50% as of December 31, 2020.
To secure the payment and performance of all obligations under the Prior Credit Facility, each of modiv, LLC and BrixInvest granted to PMB a security interest in all of their right, title and interest in their accounts, inventory, equipment, deposit accounts, intellectual property, general intangibles, investment property and other property.
The Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in the Company's Prior Credit Facility. The Company’s ability to borrow under the Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, tangible net worth, corporate existence and financial reporting obligations. The Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Banc of California may accelerate the repayment of amounts outstanding under the Credit Facility, take possession of any collateral securing the Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Economic Relief Notes Payable
On April 20, 2020, a subsidiary of the Company entered into a loan agreement and promissory note evidencing an unsecured loan in the aggregate amount of $517,000 made to this subsidiary under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. In December 2020, the subsidiary of the Company submitted its application for forgiveness of the total amount of the loan to PMB. After PMB’s review, the Company updated its forgiveness application on February 10, 2021, PMB submitted the application to the SBA on February 10, 2021, and on February 16, 2021, the subsidiary of the Company was notified by PMB that the Company's application for forgiveness of the PPP loan had been approved by the SBA in the full amount of $517,000. Accordingly, the forgiveness of the PPP loan is reflected in other income for the three months ended March 31, 2021.
Compliance with All Debt Agreements
The Company's charter limits the amount the Company may borrow to 300% of its net assets, unless any excess borrowing is approved by a majority of the Company's independent directors and disclosed to the Company's stockholders in its next quarterly report, along with a justification for such increase. The Company's maximum leverage, as defined and approved by the board of directors, including all of the independent directors, is 55% of the aggregate value of the Company’s tangible assets. The Company uses available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to the Company.
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the borrowers are subject to certain financial loan covenants. The Company and/or the borrowers were in compliance with all terms and conditions of the applicable loan agreements as of March 31, 2021.
The following summarizes the future principal repayments of the Company’s mortgage notes payable, unsecured credit facility and short-term notes payable as of March 31, 2021:

	Mortgage Notes Payable	Credit Facility	Total
April through December 2021	$6,733,921	$—	$6,733,921
2022	21,222,168	6,000,000	27,222,168
2023	26,002,800	—	26,002,800
2024	24,972,155	—	24,972,155
2025	28,583,552	—	28,583,552
2026	26,084,091	—	26,084,091
Thereafter	44,893,671	—	44,893,671
Total principal	178,492,358	6,000,000	184,492,358
Plus unamortized mortgage premium, net of unamortized discount	415,323	—	415,323
Less deferred financing costs	(1,479,061)	(132,836)	(1,611,897)
Net principal	$177,428,620	$5,867,164	$183,295,784

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Interest Expense
The following is a reconciliation of the components of interest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Mortgage notes payable:
Interest expense	$1,833,824	$2,184,977
Amortization of deferred financing costs	111,043	119,031
Prepayment penalties	23,900	—
(Gain) loss on interest rate swaps (1)	(328,043)	1,365,491
Credit facilities:
Interest expense	78,752	154,624
Amortization of deferred financing costs	21,724	32,460
Other	39,936	48,073
Total interest expense	$1,781,136	$3,904,656
(1)    Includes unrealized (gain) loss on interest rate swaps of $(427,119) and $1,284,967 for the three months ended March 31, 2021 and 2020, respectively (see Note 8). Accrued interest payable of $56,781 and $45,636 as of March 31, 2021 and December 31, 2020, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its limited liability company subsidiaries, entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable. Four additional swap agreements assumed in conjunction with the Merger which were in place as of December 31, 2020 were terminated in due course or were terminated in connection with asset sales and refinancings during the three months ended March 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021					December 31, 2020
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives (iv)	4	$26,428,800	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	3.03%	2.8 years	8	$36,617,164	One-month LIBOR + applicable spread/Fixed at 3.13%-5.16%	3.35%	2.2 years
(i)The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of March 31, 2021 and December 31, 2020 were $24,967,499 and $34,989,063, respectively.
(ii)The reference rate was as of March 31, 2021.
(iii)The reference rate was as of December 31, 2020.
(iv)The Company terminated swap agreements related to the GSA and Eco-Thrift properties during the three months ended March 31, 2021 and terminated the swap agreement related to the Dinan Cars property mortgage loan during the three months ended March 31, 2020 at aggregate costs of $23,900 and $47,000, respectively (see Note 7).

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the unaudited condensed consolidated balance sheets:

		March 31, 2021		December 31, 2020
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—	—	$—
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	4	$(1,330,936)	8	$(1,743,889)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the unaudited condensed consolidated statements of operations. None of the Company’s derivatives at March 31, 2021 or December 31, 2020 were designated as hedging instruments; therefore, the net unrealized (gain) loss recognized on interest rate swaps of $(427,119) and $1,284,967 was recorded as a (decrease) increase in interest expense for the three months ended March 31, 2021 and 2020, respectively.
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments or by issuing shares of Class C common stock to them.
For the three months ended March 31, 2021 and 2020, the total fees incurred for board services was $70,000 and $103,333, respectively. For the three months ended March 31, 2021, none of these fees were paid in cash and the value paid by issuing shares of Class C common stock to directors was $70,000, for which the Company issued 3,040 shares. During the three months ended March 31, 2020, $31,250 was paid in cash and the value paid by issuing shares of Class C common stock was $72,083 for which the Company issued 2,340 shares of Class C common stock (adjusted for the 1:3 reverse stock split) for the first quarter services.
Effective February 3, 2020, the Company's indirect subsidiary, modiv Advisors, LLC, became the advisor to BRIX REIT, Inc., a REIT originally sponsored by BrixInvest, LLC which also sponsored the Company until the Self-Management Transaction on December 31, 2019. During the three months ended March 31, 2021 and 2020, no business transactions occurred between the Company and BRIX REIT, Inc. other than minor expenses advanced.
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
Due to Affiliates
In connection with the Self-Management Transaction, the Company assumed two notes payable aggregating $630,820 on December 31, 2019 owed to Mr. Wirta, the Company's Chairman. The notes payable had identical terms including a fixed interest rate of 10% paid semi-monthly and a maturity date of April 23, 2020. The remaining principal amount of $218,931 due for each note, aggregating $437,862, was paid on the maturity date. The repayments are reflected in the change in due to affiliates in the accompanying unaudited statement of cash flows for the three months ended March 31, 2020.
Related Party Transactions with Unconsolidated Entities
The Company's taxable REIT subsidiary serves as the asset manager of the TIC property and earned asset management fees for the three months ended March 31, 2021 and March 31, 2020 of $47,984 and $47,984, respectively. The Company's subsidiary earns a monthly management fee equal to 0.1% of the total investment value of the property from this entity, which resulted in a fee of $65,993 for the three months ended March 31, 2021, of which the Company's portion was $47,984, and a fee of $65,993 for the three months ended March 31, 2021, of which the Company's portion was $47,984.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Tenant Improvements
Pursuant to lease agreements, as of March 31, 2021 and December 31, 2020, the Company had obligations to pay $60,598 and $60,598, respectively, for on-site and tenant improvements to be incurred by tenants, including a 72.7% share of the tenant improvements for the Santa Clara, California TIC Interest. As of both March 31, 2021 and December 31, 2020, the Company had $92,684 of restricted cash held to fund other tenant improvements.
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
The Company has the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that it lacks readily available funds to do so due to market conditions beyond the Company’s control, it needs to maintain liquidity for its operations, or because the Company determines that investing in real property or other investments is a better use of its capital than repurchasing its shares. In the event that the Company repurchases some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro-rata basis, subject to any Extraordinary Circumstance Repurchase (defined below).
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On September 18, 2019, a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles (the “State Court Action”), against the former advisor by “John Doe,” a fictitiously-named individual who was one of the former advisor's former employees. The former advisor understands that the plaintiff was its former Chief Digital Officer, who along with six other employees was subject to a reduction in force, communicated to all in advance, that was a result of financial constraints of the former advisor which necessitated the elimination of numerous job positions in May 2019. In the lawsuit, the former employee claims he was terminated in retaliation for his purported whistleblowing with respect to alleged misleading statements made by the former advisor and fraudulently induced arbitration requirements applicable to employees and investors. The complaint seeks to enjoin and rescind the enforcement of the arbitration agreement signed by the former employee and the arbitration requirements related to this complaint. In September 2020, the State Court Action was removed to the United States District Court, Central District of California (“U.S. District Court”). On February 11, 2021, the U.S. District Court ruled in favor of the former advisor’s motion to compel arbitration and to stay the claim before the U.S. District Court and denied plaintiff’s motions to enjoin the arbitration and file a third amended complaint. On March 19, 2021, plaintiff filed a motion for leave to file a third amended complaint and lift the stay, in which he sought to dismiss his first two causes of action, and also sought to lift the stay imposed by the U.S. District Court's February 11, 2021 order. On April 15, 2021, the U.S. District Court granted plaintiff’s motion allowing the third amended complaint to be filed and on May 12, 2021, the U.S. District Court granted plaintiff’s motion to lift the stay. The Company is not a party to the lawsuit. The former advisor has denied all the accusations and allegations in the complaint and the former advisor intends to vigorously defend against the claims made by the plaintiff.
NOTE 11. OPERATING PARTNERSHIP UNITS
Class M OP Units
On September 19, 2019, the Company, the Operating Partnership, BrixInvest and Daisho entered into the Contribution Agreement pursuant to which the Company agreed to acquire substantially all of the net assets of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership and assumed certain liabilities. The consideration transferred as of December 31, 2019 was determined to have a fair value of $50,603,000 based on a probability weighted analysis of achieving the requisite assets under management (“AUM”) and adjusted funds from operations (“AFFO”) hurdles.
The Class M OP Units were issued to Daisho on December 31, 2019 in connection with the Self-Management Transaction and are non-voting, non-dividend accruing, and were not able to be converted or exchanged prior to the one-year anniversary of the Self-Management Transaction. Investors holding units in BrixInvest received Daisho units in a ratio of 1:1 for an aggregate of 657,949.5 Daisho units. During 2020, Daisho distributed the Class M OP Units to its members and the Class M OP Units are convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit (adjusted for the 1:3 reverse stock split on February 1, 2021), subject to a reduction in the conversion ratio (which reduction will vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction. In the event that the Class M OP Units are converted into Class C OP Units prior to December 31, 2023, such Class M OP Units shall be exchanged at the rate indicated below:

Date of Exchange	Early Conversion Rate
From December 31, 2020 to December 30, 2021	50% of the Class M conversion ratio
From December 31, 2021 to December 30, 2022	60% of the Class M conversion ratio
From December 31, 2022 to December 30, 2023	70% of the Class M conversion ratio
The Class M OP Units are eligible for an increase in the conversion ratio (conversion ratio enhancement) if the Company achieves both of the targets for AUM and AFFO in a given year as set forth below and as adjusted for the 1:3 reverse stock split:

	Hurdles
	AUM	AFFO	Class M
	($ in billions)	Per Share ($)	Conversion Ratio
Initial Conversion Ratio			1:1.6667
Fiscal Year 2021	$0.860	$1.77	1:1.9167
Fiscal Year 2022	$1.175	$1.95	1:2.5000
Fiscal Year 2023	$1.551	$2.10	1:3.0000

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Based on the current conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NAV per share of $24.61 (unaudited) as of March 31, 2021, a Class M OP Unit would be valued at $41.02 (unaudited). This NAV does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units and Class P OP Units, as discussed above.
Class P OP Units
The Company also issued a portion of the Class P OP Units described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Amended OP Agreement”)), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
The Company issued a total of 56,029 Class P OP Units to Messrs. Halfacre and Raymond J. Pacini, the Company’s Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited and adjusted for the 1:3 reverse stock split) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense. During the three months ended March 31, 2021 and 2020, the Company amortized and charged $88,784 and $88,783, respectively, to stock compensation expense. The unamortized value of these units was $1,065,401 as of March 31, 2021.
Under the Amended OP Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership, representing a combined total of approximately 13% of the equity in the Operating Partnership on December 31, 2019.
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 120,000 Class R OP Units to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 512,000 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 100,000 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 348,000 Class R OP Units were granted to the rest of the employees of the Company. All Class R OP Units granted vest on January 25, 2024 and are then mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. The Company concluded that as of March 31, 2021, achieving the performance target is not deemed probable and will adjust compensation expense prospectively if achieving the enhancement is deemed probable in the future.
As a result of the Company’s 1:3 reverse stock split on February 1, 2021, Mr. Halfacre’s, Mr. Pacini’s and the remaining employees’ Class R OP Units were adjusted to 210,667 Class R OP Units, 33,333 Class R OP Units and 116,000 Class R OP Units, respectively, for a total of 360,000 Class R OP Units outstanding after adjustment for the 1:3 reverse stock split on February 1, 2021. Stock compensation expense related to the 360,000 Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and will be recognized over the three-year vesting period. During the three months ended March 31, 2021, the Company amortized and charged $445,861 to stock compensation expense for the Class R OP Units for the period since the grant date. The unamortized value of these units was $6,850,043 as of March 31, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 12. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Distributions
The Company paid the March 2021 distribution of $675,221 on April 26, 2021, based on the daily distribution rate of $0.00287670 per share per day of Class C and Class S common stock, which reflects an annualized distribution rate of $1.05 per share or 4.6% per share based on the Company's estimated NAV per share of $23.03 (unaudited) as of December 31, 2020. The Company generally pays distributions on the 25th day following the end of each month, or the next business day if the 25th day falls on a weekend or holiday.
Redeemable Common Stock
Subsequent to March 31, 2021, the Company redeemed 78,158 shares of Class C common stock for $1,794,959 and no shares of Class S common stock.
Updated Estimated NAV Per Share
On May 5, 2021, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s Class C common stock and Class S common stock of $24.61 (unaudited) as of March 31, 2021. Additional information on the determination of the Company's updated estimated NAV per share, including the process used to determine its updated estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on May 5, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward-Looking Statements” above.
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
Overview
We were formed on May 14, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. We were initially formed to primarily invest in single tenant income-producing commercial properties which are leased to creditworthy tenants under long-term net leases. We have created one of the largest non-listed real estate investment funds to be raised via crowdfunding technology and the first real estate crowdfunding platform to be completely investor-owned. We plan to expand beyond our traditional single-tenant portfolio of triple-net leased properties to provide individual investors access to a diversified portfolio of real estate and real estate-related investments designed to provide both income and long-term growth. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors.
We have the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. Effective January 27, 2021, the Company, with the approval of the board of directors, terminated the Company’s public offering of up to $800,000,000 of the Company's shares which was being conducted pursuant to a registered offering. In connection with the termination of the registered offering, the Company stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, the Company had $600,547,672 of unsold shares in the registered offering, which were deregistered with the SEC. On February 1, 2021, the Company commenced a private offering of Class C common stock under Regulation D promulgated under the Securities Act and is accepting investor subscriptions from accredited investors.
Effective February 1, 2021, with the authorization of our board of directors, we filed Articles of Amendment to our charter in the State of Maryland in order to effect a 1:3 reverse stock split of our Class C common stock and Class S common stock and, following the implementation of the reverse stock split, to decrease the par value of each post-split share of our Class C common stock and Class S common stock from $0.003 per share to $0.001 per share.
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

We are publicly registered and non-listed and since December 31, 2019, we have been internally managed following our acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and our former sponsor (“BrixInvest”), and our merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) as further described below. During 2020, we acquired the intellectual property of buildingbits.com (“BuildingBITs”), an innovative online real estate crowd funding platform, and the REITless investment platform (“REITless”), an online investment platform for commercial real estate investment offerings. As of March 31, 2021, we have a portfolio of approximately 2.3 million square feet of aggregate leasable space including 38 commercial real estate properties in 14 states, comprised of 12 retail properties (including one property held for sale), 14 office properties and 12 industrial properties, including a 72.7% tenant-in-common interest (the “TIC Interest”) in a Santa Clara, California property.
We hold our investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of the Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. We are the sole general partner of, and owned an 83% partnership interest in the Operating Partnership on March 31, 2021. The Operating Partnership limited partners include holders of several classes of ownership with various vesting and enhancement terms as further described in Note 11 to our unaudited condensed consolidated financial statements.
Special Purpose Acquisition Company
To further our mission of being the leading provider of alternative real estate-related products, and to capitalize on the recent opportunities in the public marketplace, we are sponsoring Modiv Acquisition Corp. (“MACS”), a special purpose acquisition company (“SPAC”). Modiv Venture Fund, LLC (“MVF”), an indirect subsidiary of Modiv TRS, LLC, our taxable REIT subsidiary, is the sponsor of MACS. MVF formed MACS on January 15, 2021 with the intention of completing an initial public offering (“IPO”) of MACS as a SPAC. On January 29, 2021, MVF subscribed for 2,875,000 shares of common stock of MACS for $25,000, with 375,000 shares being cancellable if the underwriters’ over-allotment option is not exercised, which would result in MVF owning 20% of MACS upon completion of the IPO.
MACS publicly filed its registration statement on Form S-1 with the SEC on March 24, 2021 and plans to raise $100,000,000, or $115,000,000 if the over-allotment option is exercised, in its IPO. In connection with the public filing of the Form S-1, MVF deposited $4,500,000 in escrow with the attorneys for MACS. The $4,500,000 will be released from escrow upon (i) completion of the IPO and used to purchase 9,000,000 warrants to purchase additional shares of MACS or (ii) our decision not to proceed with the IPO. Each warrant has the right to purchase 0.5 of a share of MACS common stock and can be exercised at a strike price of $11.50 per share. However, there has been significant disruption in the IPO market for SPACs during the second quarter of 2021 and there can be no assurance that MACS can complete an IPO. In addition, we are evaluating how to respond to the changes in the market and may decide to either modify MACS’s IPO or not proceed with the IPO. In the event that MACS does not complete an IPO, the $4,500,000 deposit will be released from escrow and returned to MVF.
MACS was formed for the purpose of entering into a business combination with one or more businesses or entities, and intends to focus on targets located in North America that are focused on fintech and proptech, with a focus on companies whose core purpose is related to the real estate industry. Within those parameters, and subject to completion of its IPO, MACS intends to pursue a business combination with companies that use technology driven platforms and solutions to disrupt or revolutionize the real estate capital markets, transactional marketplaces and investment management industry.
Self-Management Transaction and Merger on December 31, 2019
We were externally managed through December 31, 2019 by our former advisor, Rich Uncles NNN REIT Operator, LLC, a Delaware limited liability company, pursuant to the Second Amended and Restated Advisory Agreement dated August 11, 2017, as amended. The former advisor was wholly-owned by our former sponsor, BrixInvest, whose members include Aaron S. Halfacre and Raymond Wirta, our Chief Executive Officer and Chairman of the Board, respectively.

On December 31, 2019, a self-management transaction was completed, whereby we, the Operating Partnership, BrixInvest and Daisho (defined below) effectuated a contribution agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which we acquired substantially all of the assets and assumed certain liabilities of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Self-Management Transaction, we became self-managed. Following completion of the Self-Management Transaction, we owned an approximately 87% partnership interest in the Operating Partnership. Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (“Daisho”) which was spun off from BrixInvest on December 31, 2019, was issued and held 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”), or an approximate 12% limited partnership interest, in the Operating Partnership as of December 31, 2019. The Class M OP Units were distributed to the members of Daisho during 2020. In connection with the Self-Management Transaction, our Chief Executive Officer and Chief Financial Officer were issued an aggregate of 56,029 units of Class P limited partnership interest (the “Class P OP Units”) in the Operating Partnership and thereby owned the remaining approximate 1% limited partnership interest in the Operating Partnership as of December 31, 2019. Following the issuance of 360,000 units (adjusted for the 1:3 reverse stock split) of Class R limited partnership interest (the “Class R OP Units”) in the Operating Partnership to our employees, including the Chief Executive Officer and Chief Financial Officer, in January 2021 as further described in Note 11 to our unaudited condensed consolidated financial statements, we hold an approximately 83% partnership interest, the Daisho members hold an approximately 12% limited partnership interest and employees of our Company hold an approximately 5% limited partnership interest in the Operating Partnership.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), REIT I merged with and into Katana Merger Sub, LP (“Merger Sub”), a Delaware limited partnership and wholly-owned subsidiary of our Company, with Merger Sub surviving as a direct, wholly-owned subsidiary of our Company (the “Merger”). At such time, the separate existence of REIT I ceased. As a result, we issued 2,680,740.5 shares (adjusted for the 1:3 reverse stock split) of our Class C common stock to former shareholders of REIT I. On December 31, 2020, Merger Sub was merged into the Operating Partnership and ceased to exist.
Offering
On July 15, 2015, we filed a registration statement on Form S-11 (File No. 333-205684) with the SEC to register an initial public offering of a maximum of 30,000,000 (adjusted for the 1:3 reverse stock split) of our shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of 3,333,333 (adjusted for the 1:3 reverse stock split) of our shares of common stock pursuant to our distribution reinvestment plan (the “DRP”) (the “Initial DRP Offering” and together with the Primary Offering, the “Initial Registered Offering”). During 2016, the SEC declared our registration statement effective and we began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, we sold shares of Class C common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, we began selling shares of our Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act, and began selling shares of our Class S common stock as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons.
In August 2017, we began offering up to 33,333,333 shares (adjusted for the 1:3 reverse stock split) of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offerings (as defined below), the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold only to non-U.S. Persons and may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
On December 23, 2019, we commenced a follow-on offering pursuant to a new registration statement on Form S-11 (File No. 333-231724) (the “Follow-on Offering” and, together with the Initial Registered Offering and the 2021 DRP Offering (as defined below), the “Registered Offerings”), which registered the offer and sale of up to $800,000,000 in share value of Class C common stock, including $725,000,000 in share value of Class C common stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C common stock pursuant to our DRP. We ceased offering shares pursuant to the Initial Registered Offering concurrently with the commencement of the Follow-on Offering.

In response to the significant economic impacts of the novel coronavirus ("COVID-19") pandemic, effective as of the close of business on May 7, 2020, our board of directors temporarily suspended the primary portion of our Follow-on Offering and Class S Offering until such time as our board of directors approved and established an updated estimated net asset value (“NAV”) per share of our common stock and determined to resume such primary offerings. On May 20, 2020, our board of directors approved and established an updated estimated NAV per share of our common stock of $21.01 (unaudited and adjusted for the 1:3 reverse stock split) to reflect our Company's valuation of our real estate assets, debt and other assets and liabilities as of April 30, 2020.
Commencing on June 1, 2020, our board of directors resumed the primary portions of the Follow-on Offering and the Class S Offering. The purchase price per share in the primary portion of the Follow-on Offering was decreased from $30.81 (unaudited and adjusted for the 1:3 reverse stock split) to $21.01 (unaudited and adjusted for the 1:3 reverse stock split), and the purchase price per share in the primary portion of the Class S Offering was decreased to $21.01 (unaudited and adjusted for the 1:3 reverse stock split) plus the amount of any applicable upfront commissions and fees. The NAV per share used for purposes of future repurchases pursuant to the share repurchase programs was also decreased from $30.81 (unaudited and adjusted for the 1:3 reverse stock split) to $21.01 (unaudited and adjusted for the 1:3 reverse stock split).
On January 22, 2021, with the authorization of our board of directors, we amended and restated our DRP with respect to our shares of Class C common stock in order to reflect our corporate name change and to remove the ability of our stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the DRP must reinvest all cash distributions in shares. In addition, the amended and restated DRP provides for determinations by our board of directors of the NAV per share more frequently than annually. The amended and restated DRP was effective with respect to distributions that were paid in February 2021.
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
Effective January 27, 2021, our Company, with the approval of our board of directors, terminated our public offering of up to $800,000,000 of our shares which was being conducted pursuant to the Follow-on Offering. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, we had $600,547,672 of unsold shares in the Follow-on Offering, which were deregistered with the SEC. On February 1, 2021, we commenced a private offering of Class C common stock under Regulation D promulgated under the Securities Act and are accepting investor subscriptions from accredited investors.
On February 1, 2021, with the authorization of our board of directors, we amended and restated our Class C common stock share repurchase program (the “Class C SRP”) in order to (i) revise the minimum holding period before a stockholder may participate in the Class C SRP from three months to six months, (ii) revise the limitations on the share repurchase price so that shares held for less than two years will be repurchased at 98% of the most recently published NAV per share and shares held for at least two years will be repurchased at 100% of the most recently published NAV per share (as opposed to a repurchase price of 97% of the most recently published NAV per share for shares held less than one year, 98% of the most recently published NAV per share for shares held for more than one year but less than two years, 99% of the most recently published NAV per share for shares held for more than two years but less than three years, and 100% of the most recently published NAV per share for shares held for at least three years), (iii) increase the minimum share value (based on the most recently published NAV per share) at which we have the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum share value, from $500 to $1,000, and (iv) include language that provides that the Class C SRP will automatically terminate if our shares of common stock are listed on any national securities exchange. The minimum holding period before a stockholder may participate in the Class C SRP for shares purchased prior to February 1, 2021 will remain at 90 days.
With the authorization of our board of directors, we also amended and restated our Class S common stock share repurchase program (“Class S SRP”) on February 1, 2021 in order to (i) allow our Company to waive the minimum one year holding period before a holder of Class S shares may participate in the Class S SRP in the event of extraordinary circumstances which would place undue hardship on a stockholder, (ii) increase the minimum Class S share value (based on the most recently published NAV per Class S share) at which we have the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum Class S share value, from $500 to $1,000, and (iii) include language that provides that the Class S SRP will automatically terminate if our shares of common stock are listed on any national securities exchange.

On January 27, 2021, our board of directors approved and established an updated estimated NAV per share of our Class C common stock and Class S common stock of $23.03 (unaudited and adjusted for the 1:3 reverse stock split).
Updated Estimated Net Asset Value Per Share
On May 5, 2021, our board of directors approved and established an updated estimated NAV per share of our Class C common stock and Class S common stock of $24.61 (unaudited) as of March 31, 2021. Effective May 5, 2021, the purchase price per share of our Class C common stock was increased from $23.03 (unaudited and adjusted for the 1:3 reverse stock split effective February 1, 2021) to $24.61 (unaudited). Also, commencing May 5, 2021, the purchase price per share in the primary portion of the Class S Offering was increased to $24.61 (unaudited) plus the amount of any applicable upfront commissions and fees, and the NAV per share used for purposes of the share repurchase programs was increased to $24.61 (unaudited).
Additional information on the determination of our most recent estimated NAV per share, including the process used to determine our estimated NAV per share, can be found in our Current Report on Form 8-K filed with the SEC on May 5, 2021. Beginning with distributions scheduled to be paid to stockholders on May 25, 2021, the purchase price per share of our common stock in the Class C and the Class S DRPs was increased from $23.03 (unaudited and adjusted for the 1:3 reverse stock split) to $24.61 (unaudited).
The Company
We are a publicly registered, non-exchange traded company. We believe we are qualified to operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of distributions to our stockholders.
Our primary business consists of acquiring, financing and owning single-tenant retail, office and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of March 31, 2021, our real estate investment portfolio consisted of 38 properties located in 14 states consisting of 12 retail properties, 14 office properties and 12 industrial properties including one retail property held for sale and a 72.7% undivided interest TIC Interest in an industrial property in Santa Clara, California as discussed in Note 4 to our unaudited condensed consolidated financial statements. The net book value of our real estate investments as of March 31, 2021 was $347,596,635.
With respect to our diversified portfolio of 38 operating properties, including one property held for sale and the TIC Interest as of March 31, 2021:
•12 properties are retail properties which represent an approximate 11% of the portfolio, 14 properties are office properties which represent an approximate 49% of the portfolio, and 12 properties, including the TIC Interest, are industrial properties which represent an approximate 40% of the portfolio (expressed as a percentage of annualized net operating income);
•Occupancy rate of 98%;
•Leased to 31 different commercial tenants doing business in 13 separate industries;
•Approximately 2.3 million square feet of aggregate leasable space, including one property held for sale and the TIC Interest;
•An average leasable space per property of approximately 60,000 square feet; approximately 24,000 square feet per retail property, approximately 61,000 square feet per office property, and approximately 95,000 square feet per industrial property; and
•Outstanding mortgage note payable balance of $178,492,358, excluding the balance related to the property held for sale.
As of March 31, 2021, all 38 operating properties in our portfolio are single-tenant properties and all 38 properties were leased, with a weighted average remaining lease term, excluding rights to extend a lease at the option of the tenant, of approximately 5.4 years.
As of March 31, 2021, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of our board of directors in December 2019.

Investment Strategy
Commercial Real Estate
We plan to expand beyond our traditional single-tenant portfolio of triple-net leased properties and seek to acquire a diversified portfolio of income-generating commercial real estate investments throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. These may include multifamily, retail, office, hotel and industrial assets, as well as others, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. Although we have no current intention to do so, we may also invest a portion of the net proceeds from our offerings in commercial real estate properties outside the United States.
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
To a lesser extent, we may also invest in real estate debt and equity securities and other real estate-related investments to provide current income, portfolio diversification and a source of liquidity for our share repurchase programs, cash management and other purposes.
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
Special Purpose Acquisition Company
To further our mission of being the leading provider of alternative real estate-related products, and to capitalize on opportunities in the public marketplace, we are sponsoring MACS, a SPAC. MVF, an indirect subsidiary of Modiv TRS, LLC, our taxable REIT subsidiary, is the sponsor of MACS. MVF formed MACS on January 15, 2021 with the intention of completing an IPO of MACS as a SPAC. On January 29, 2021, MVF subscribed for 2,875,000 shares of common stock of MACS for $25,000, with 375,000 shares being cancellable if the underwriters’ over-allotment option is not exercised, which would result in MVF owning 20% of MACS upon completion of the IPO.
MACS publicly filed its registration statement on Form S-1 with the SEC on March 24, 2021 and plans to raise $100,000,000, or $115,000,000 if the over-allotment option is exercised, in its IPO. In connection with the public filing of the Form S-1, MVF deposited $4,500,000 in escrow with the attorneys for MACS. The $4,500,000 will be released from escrow upon (i) completion of the IPO and used to purchase 9,000,000 warrants to purchase additional shares of MACS or (ii) our decision not to proceed with the IPO. Each warrant has the right to purchase 0.5 of a share of MACS common stock and can be exercised at a strike price of $11.50 per share. However, there has been significant disruption in the IPO market for SPACs during the second quarter of 2021 and there can be no assurance that MACS can complete an IPO. In addition, we are evaluating how to respond to the changes in the market and may decide to either modify MACS’s IPO or not proceed with the IPO. In the event that MACS does not complete an IPO, the $4,500,000 deposit will be released from escrow and returned to MVF.
MACS was formed for the purpose of entering into a business combination with one or more businesses or entities, and intends to focus on targets located in North America that are focused on fintech and proptech, with a focus on companies whose core purpose is related to the real estate industry. Within those parameters, and subject to completion of its IPO, MACS intends to pursue a business combination with companies that use technology driven platforms and solutions to disrupt or revolutionize the real estate capital markets, transactional marketplaces and investment management industry.
Liquidity and Capital Resources
Proceeds from the sale of our shares of common stock have been, and will continue to be, primarily used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including commissions and costs associated with such investments. We also expect to use a portion of the proceeds from the sale of our shares of common stock for payment of principal on our outstanding indebtedness; capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; to provide liquidity to our stockholders pursuant to our share repurchase programs; and for general corporate purposes.

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
Our new Credit Facility (as defined below) provides a $10,000,000 increase in our line of credit from $12,000,000 to $22,000,000. After our initial draw of $6,000,000 to fund the repayment of our prior credit facility provided by Pacific Mercantile Bank (“PMB”), on March 31, 2021, we have $11,000,000 available to finance real estate acquisitions and $5,000,000 available for working capital purposes.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our charter limits the amount we may borrow to 300% of our net assets, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such increase. Our maximum leverage as defined and approved by the board of directors, including all of the independent directors, is 55% of the aggregate value of our tangible assets. We use available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate value of our tangible assets. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. As of March 31, 2021, our leverage ratio was 48%.
We may borrow amounts from our affiliates including directors and executive officers if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances. Any such loan will be included in determining whether we have complied with the borrowing limit in our charter.
Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.
On March 29, 2021, we entered into a new credit facility with Banc of California (the “Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023 which replaced the prior credit facility provided by PMB with a balance outstanding of $6,000,000 as of December 31, 2020. We borrowed $6,000,000 under the Credit Facility and repaid the $6,000,000 that was owed to PMB on March 31, 2021. The Credit Facility provides us with a $17,000,000 revolving line of credit for real estate acquisitions (including the $6,000,000 borrowed to repay PMB) and an additional $5,000,000 revolving line of credit for working capital. Under the terms of the Credit Facility, we will pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 4.75% per annum. We paid Banc of California origination fees of $77,000 in connection with the Credit Facility and will pay an unused commitment fee of 0.15% per annum of the unused portion of the Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Credit Facility.
The Credit Facility is secured by substantially all of our tangible and intangible assets, including intellectual property. The Credit Facility requires us to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Wirta, our Chairman, has guaranteed the $6,000,000 initial borrowing, which guarantee will expire upon repayment of the $6,000,000 which is due by September 30, 2021. Mr. Wirta has also guaranteed the $5,000,000 revolving line of credit for working capital. On March 29, 2021, we entered into an updated indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of borrowings under the Credit Facility.
As of March 31, 2021, the outstanding principal balance of our mortgage notes payable on our operating properties, including mortgage notes payable related to real estate investments held for sale, and our revolving credit facility were $185,082,520 and $6,000,000, respectively. As of March 31, 2021, our pro-rata share (approximately 72.7%) of the TIC Interest’s mortgage note payable was $9,869,438, which is not included in our unaudited condensed consolidated balance sheets.

Refinancing Transactions and Sale of Real Estate Investments
On March 5, 2021, the Company refinanced the following mortgage notes:

	December 31, 2020	New			Original	New
Properties	Principal Amount	Principal Amount	Prior Interest Rate	New Interest Rate	Maturity Date	Maturity Date
Levins	$2,032,332	$2,700,000	3.74%	3.75%	3/5/2021	2/16/2026
Dollar General Bakersfield	$2,268,922	$2,280,000	3.38%	3.65%	3/5/2021	2/16/2028
PMI Preclinical	$4,020,418	$5,400,000	3.38%	3.75%	3/5/2021	2/16/2026
GSA (MSHA)	$1,752,092	$1,756,000	3.13%	3.65%	8/5/2021	2/16/2026
The maturity date for the loan on the Levins property was extended from its original date of January 5, 2021 to March 5, 2021 prior to the refinancing described above. See Note 7 to our unaudited condensed consolidated financial statements for additional information regarding our outstanding indebtedness.
During the three months ended March 31, 2021, we sold the following retail real estate investments:

Property	Location	Disposition Date	Rentable Square Feet	Contract Sale Price	Net Proceeds	Gain on Sale
Chevron Gas Station	Roseville, CA	1/7/2021	3,300	$4,050,000	$3,914,909	$228,769
EcoThrift	Sacramento, CA	1/29/2021	38,536	5,375,300	2,647,286	51,415
Chevron Gas Station	San Jose, CA	2/12/2021	1,060	4,288,888	4,055,657	9,458
Total			42,896	$13,714,188	$10,617,852	$289,642
Sales Pursuant to Our Private Offering
We commenced a private offering to accredited investors only under Regulation D promulgated under the Securities Act on February 1, 2021 and during the period from February 1, 2021 to March 31, 2021, we sold 35,946 shares of Class C common stock pursuant to our private offering for aggregate proceeds of $826,595.
Share Repurchases
For the three months ended March 31, 2021, the Company received share repurchase requests and repurchased shares as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
January 2021	$3,836,377	January 27, 2021	$3,807,881
February 2021	$3,601,825	March 3, 2021	$3,586,623
March 2021	$3,003,698	April 5, 2021	$897,742
(1)    Including Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than two years for shares repurchased thereafter.

Impact of the COVID-19 Pandemic on Our Capital Resources
Uncertainties over the future utilization of office and retail properties which have arisen as a result of the COVID-19 pandemic have severely impacted our ability to raise capital through our offerings. From January 1, 2021 through April 30, 2021, we raised approximately $3,700,000 through our offerings, including our distribution reinvestment plans, a 73% decrease compared with approximately $12,200,000 raised during the first four months of 2020. In addition, share repurchases increased from approximately $9,100,000 during the first four months of 2020 to approximately $11,300,000 in the first four months of 2021, and we decided not to repurchase an additional $2,592,889 in repurchase requests received during April 2021 in order to preserve liquidity.
One of our subsidiaries was successful in obtaining a $517,000 loan through the Small Business Administration’s Paycheck Protection Program (“PPP”), which was funded by PMB on April 20, 2020. In December 2020, our subsidiary submitted its application for forgiveness of the total amount of the loan to PMB. After PMB’s review, our subsidiary updated its forgiveness application on February 10, 2021. PMB submitted the application to the SBA on February 10, 2021, and on February 16, 2021, our subsidiary was notified by PMB that its application for forgiveness of the PPP loan had been approved by the SBA in the full amount of $517,000. Accordingly, the forgiveness of the PPP loan is reflected in other income for the three months ended March 31, 2021 in our accompanying unaudited condensed consolidated financial statements.
Cash Flow Summary
The following table summarizes our cash flow activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$102,091	$1,947,505
Net cash provided by (used in) investing activities	$8,391,095	$(3,446,225)
Net cash used in financing activities	$(11,335,436)	$(1,002,536)
Cash Flows from Operating Activities
For the three months ended March 31, 2021 and 2020, net cash provided by operating activities was $102,091 and $1,947,505, respectively.
The cash provided by operating activities during the three months ended March 31, 2021 primarily reflects adjustments to our net loss of $903,648, including distributions from investment in unconsolidated entity of $79,379 and net other non-cash charges of $2,877,547 related to depreciation and amortization, stock compensation expense, amortization of deferred financing costs, amortization of deferred lease incentives and amortization of above market leases which were partially offset by amortization of below-market lease intangibles, gain on forgiveness of economic relief note payable, unrealized gain on interest rate swap valuation, gain on sale of real estate investments, amortization of above-market lease intangibles, amortization of deferred rents and undistributed income from investment in an unconsolidated entity. In addition, the net non-cash charges were partially offset by a net use of cash due to changes in operating assets and liabilities of $1,951,187 during the three months ended March 31, 2021, due to increases in tenant receivables, prepaid and other assets and a decrease in in accounts payable, accrued and other liabilities.
The cash provided by operating activities during the three months ended March 31, 2020 primarily reflects adjustments to our net loss of $48,823,286, including distributions from investment in unconsolidated entities of $165,031 and net non-cash charges of $52,469,635 related to depreciation and amortization, impairment of real estate investment property, bad debt expense, unrealized loss on interest rate swap valuation, amortization of deferred financing costs, reserve for loan guarantee and stock compensation expense, partially offset by amortization of deferred rents, amortization of below-market lease intangibles and income from investments in unconsolidated entities. In addition, the net non-cash charges were partially offset by a net use of cash due to changes in operating assets and liabilities of $1,863,875 during the three months ended March 31, 2020 primarily due to increases in tenant receivables, prepaid and other assets and decreases in accounts payable, accrued and other liabilities and due to affiliates.

We continue to expect that our cash flows from operating activities will be positive in the next twelve months; however, there can be no assurance that this expectation will be realized.
Cash Flows from Investing Activities
Net cash provided by investing activities was $8,391,095 for the three months ended March 31, 2021 and consisted primarily of the following:
•$13,221,509 for proceeds from sale of real estate investments, partially offset by
•$4,500,000 for an investment in a special purpose acquisition company; and
•$330,414 of additions to existing real estate investments.
Net cash used in investing activities was $3,446,225 for the three months ended March 31, 2020 and consisted primarily of the following:
•$2,132,535 of additions to existing real estate investments;
•$323,690 of additions to intangible assets; and
•$990,000 for lease incentives.
Cash Flows from Financing Activities
Net cash used in financing activities was $11,335,436 for the three months ended March 31, 2021 and consisted of the following:
•$1,627,707 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $411,310;
•$12,136,000 of proceeds from mortgage notes payable; offset by principal payments of $13,198,773 and deferred financing cost payments of $246,587 to third parties; and
•$6,000,000 of proceeds from borrowings on our credit facility, offset by repayments of $6,000,000 on our prior credit facility;
•these proceeds were more than offset by $10,375,063 used for repurchases of shares under the share repurchase plan and $867,410 of distributions paid to common stockholders.
Net cash used in financing activities was $1,002,536 for the three months ended March 31, 2020 and consisted primarily of the following:
•$6,880,682 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $561,828;
•$4,000,000 of proceeds from mortgage notes payable, more than offset by principal payments of $1,310,245 and deferred financing cost payments of $24,997 to third parties;
•$3,775,250 of principal repayments on our short-term notes; and
•$4,260,000 of proceeds from borrowings on our prior credit facility;
•these proceeds were more than offset by $9,091,147 used for repurchases of shares under the share repurchase plan and $1,379,751 of distributions paid to stockholders.

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
Additionally, we use adjusted funds from operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of stock-based compensation, deferred rent, amortization of in-place lease valuation intangibles, acquisition-related costs, deferred financing fees, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, write-off transaction costs and other one-time transactions.
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
Neither the SEC, Nareit, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure. Furthermore, as described in Note 11 to our accompanying unaudited condensed consolidated financial statements, the conversion ratios for Class M OP Units, Class P OP Units and Class R OP Units can increase if the specified performance hurdles are achieved.

The following are the calculations of FFO and AFFO (as defined in the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net loss	$(903,648)	$(48,823,286)
FFO adjustments:
Add: Depreciation and amortization	3,564,560	4,148,305
Amortization of lease incentives	65,301	15,301
Impairment of real estate investment properties	—	9,157,068
Impairment of goodwill and intangible assets	—	34,572,403
Depreciation and amortization for investment in TIC	181,786	181,690
Less: Gain on sale of real estate investments, net	(289,642)	—
Gain on forgiveness of economic relief note payable	(517,000)	—
FFO	2,101,357	(748,519)
AFFO adjustments:
Add: Amortization of corporate intangibles	460,143	487,219
Stock compensation	604,645	160,866
Amortization of deferred financing costs	99,069	133,241
Amortization of above-market intangible leases	32,455	49,483
Unrealized (gains) losses on interest rate swaps	(427,119)	1,284,967
Acquisition fees and due diligence expenses, including abandoned pursuit costs	—	51,676
Reserve for loan guarantee	—	3,129,290
Less: Deferred rents	(274,823)	(370,848)
Amortization of below-market intangible leases	(367,575)	(389,822)
Other adjustments for unconsolidated entities	(32,194)	29,018
AFFO	$2,195,958	$3,816,571

Weighted average shares outstanding - fully diluted	8,926,585	9,141,035
Weighted average shares outstanding - basic	7,706,621	7,951,071

FFO Per Share, Fully Diluted	$0.24	$(0.08)
AFFO Per Share, Basic	$0.28	$0.48
Results of Operations
As of March 31, 2021, we owned 38 operating properties, including one retail property classified as held for sale and an approximate 72.7% TIC Interest in an industrial property. We did not acquire any operating properties during the first quarter of 2021 or 2020. We sold three retail properties during the first quarter of 2021, which were previously classified as held for sale as of December 31, 2020. The operating results of the properties that were classified in the ordinary course of business as held for sale are included in our continuing results of operations.
We expect that rental income, tenant reimbursements, depreciation and amortization expense, and interest expense will decrease during the remainder of 2021 as compared with 2020 as a result of the dispositions discussed above, as well as five properties (four retail properties and one industrial property) sold in the second half of 2020. Our results of operations for the three months ended March 31, 2021 may not be indicative of those expected in future periods. Due to the continued COVID-19 pandemic in the United States and globally, our tenants and operating partners continue to be impacted. The continued impact of the COVID-19 pandemic on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information regarding mutation of COVID-19, the success of actions taken to contain or treat COVID-19 and its mutation, and reactions by consumers, companies, governmental entities and capital markets.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020
Rental Income
Rental income, including tenant reimbursements, for the three months ended March 31, 2021 and 2020 was $9,040,863 and $11,054,409, respectively. The decrease of $2,013,546, or 18%, quarter-over-quarter primarily reflects the reduction of rental income from the eight operating properties (seven retail properties and one industrial property) sold during the second half of 2020 through the first quarter of 2021. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of March 31, 2021 was $26,060,086, excluding the annualized base rental income of one retail property held for sale as of March 31, 2020.
General and Administrative
General and administrative expenses were $3,282,884 and $2,555,005 for the three months ended March 31, 2021 and 2020, respectively. The increase of $727,879, or 28%, quarter-over-quarter primarily reflects $445,861 of stock compensation expense related to the Class R OP units granted in January 2021 (discussed in Note 11 to our accompanying unaudited condensed consolidated financial statements) and approximately $280,000 of increased costs related to technology services and marketing in the current year quarter compared to the prior year quarter.
Depreciation and Amortization
Depreciation and amortization expense was $4,024,703 and $4,635,524 for the three months ended March 31, 2021 and 2020, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The decrease of $610,821, or 13%, quarter-over-quarter primarily reflects the reduction of depreciation and amortization expenses related to the eight operating properties (seven retail properties and one industrial property) sold during the second half of 2020 and the first quarter of 2021.
Interest Expense
Interest expense was $1,781,136 and $3,904,656 for the three months ended March 31, 2021 and 2020, respectively (see Note 7 to our unaudited condensed consolidated financial statements for the detail of the components of interest expense). The significant decrease of $2,123,520, or 54%, quarter-over-quarter was primarily due to our gain on interest rate swaps of $328,043 during the three months ended March 31, 2021compared to a loss on interest rate swaps of $1,365,491 during the three months ended March 31, 2020. In addition, there was also a decrease in the average principal balance of our mortgage notes payable from approximately $196,237,000 during the first quarter of 2020 to approximately $177,720,000 during the first quarter of 2021. Average credit facility borrowings were approximately $9,835,000 during the first quarter of 2020 compared to $6,000,000 during the first quarter of 2021.
Property Expenses
Property expenses were $1,754,947 and $1,948,719 for the three months ended March 31, 2021 and 2020, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The decrease of $193,772, or 10%, quarter-over-quarter primarily reflects the reduction in expenses related to the eight operating properties (seven retail properties and one industrial property) sold during the second half of 2020 and the first quarter of 2021.
Impairment of Investments in Real Estate Properties
Impairment charges aggregating $9,157,068 for the three months ended March 31, 2020, which were approximately 2% of our total investments in real estate property, relates to the impairments of the three vacant properties located in Las Vegas, Nevada, Morgan Hill, California and Cedar Park, Texas and our property in Lake Elsinore, California. These impairment charges were due to the negative impacts of the COVID-19 pandemic including the government mandated closure of a fitness store in Las Vegas, Nevada and the subsequent receipt on June 15, 2020 of written notice that the lease was formally rejected in connection with the fitness stores' Chapter 11 bankruptcy proceeding and the surrender of the premises to our subsidiary, as well as uncertainty regarding our ability to re-lease the other two vacant properties on the same or better terms, or at all. The Lake Elsinore property was sold on August 3, 2020, the Morgan Hill property was sold on October 28, 2020 and the Las Vegas, Nevada property was sold on December 16, 2020. We did not incur any impairment charges for our real estate properties during the three months ended March 31, 2021.

Impairment of Goodwill and Intangible Assets
Impairment charges of $34,572,403 recorded during the three months ended March 31, 2020 consisted of goodwill impairment of $33,267,143 (approximates 66% of goodwill) and intangible assets impairment of $1,305,260 (approximates 16% of intangible assets) related to our investor list. These impairments reflected the negative impacts of the COVID-19 pandemic to the carrying values of goodwill and intangible assets (see Note 5 to our unaudited condensed consolidated financial statements for impairment details). We did not incur any impairment charges for our goodwill and intangible assets during the three months ended March 31, 2021.
Reserve for Loan Guarantee
The reserve for our estimated liability under a loan guarantee amounted to $3,129,290 for the three months ended March 31, 2020. This represented the estimated liability for a loan guarantee related to our subsidiary's secured mortgage for the Las Vegas, Nevada property, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property. The Las Vegas, Nevada property was sold on December 15, 2020 and the reserve was reversed pursuant to the buyer's assumption of the related note payable.
Gain on Sale of Real Estate Investments
The gain on sale of investments of $289,642 for the three months ended March 31, 2021 relates to the sale of three retail properties during the current year quarter (see Note 3 to our unaudited condensed consolidated financial statements for more details).
Other Income
Interest income was $50 and $4,217 for the three months ended March 31, 2021 and 2020, respectively.
Income from investments in unconsolidated entities was $72,467 and $20,753 for the three months ended March 31, 2021 and 2020, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first quarter of 2021 and 2020, respectively.
Other income for the three months ended March 31, 2021 also includes the Small Business Administration’s forgiveness of our economic relief note payable of $517,000 obtained in April 2020 under the terms of the Paycheck Protection Program.
Organizational and Offering Costs
Organizational and offering costs include all expenses incurred in connection with the Offerings, including investor relations payroll expenses and all other expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate. For the three months ended March 31, 2021 and March 31, 2020, we incurred organizational and offering costs aggregating $408,596 and $557,652, respectively, which are recorded in our financial statements as an offset to equity. As of March 31, 2021, we had recorded cumulative organizational and offering costs of $7,552,758, including $5,429,105 paid to our former sponsor or affiliates.
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

Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

	Total Distributions	Distributions Declared	Distributions Paid		Cash Flows Provided by (Used in) Operating
Period (1)	Declared	Per Share	Cash	Reinvested	Activities
2021
First Quarter 2021 (2)	$1,991,676	$0.258903	$891,202	$1,130,949	$102,091
2020
First Quarter 2020 (3)	$4,189,102	$0.523018	$1,379,751	$2,360,514	$1,947,505	*
Second Quarter 2020 (4)	3,270,291	0.407691	1,710,514	2,304,199	(774,533)	*
Third Quarter 2020 (5)	2,135,815	0.264656	981,432	1,150,452	2,638,676
Fourth Quarter 2020 (6)	2,106,620	0.264656	947,519	1,143,369	1,765,192
2020 Totals	$11,701,828	$1.460021	$5,019,216	$6,958,534	$5,576,840	*
*    Includes non-recurring Merger costs of $201,920 during the year ended December 31, 2020 ($193,460 during the quarter ended March 31, 2020 and $8,460 during the quarter ended June 30, 2020).
(1)The distributions paid per share of Class S common stock is net of deferred selling commissions.
(2)The distribution of $675,221 for the month of March 2021 was declared in January 2021 and paid on April 26, 2021. The amount was recorded as a liability as of March 31, 2021 in the accompanying unaudited condensed consolidated balance sheets.
(3)The distribution of $1,415,328 for the month of March 2020 was declared in January 2020 and paid on April 27, 2020. The amount was recorded as a liability as of March 31, 2020.
(4)The distribution of $691,443 for the month of June 2020 was declared in May 2020 and paid on July 27, 2020. The amount was recorded as a liability as of June 30, 2020.
(5)The distribution of $674,837 for the month of September 2020 was declared in May 2020 and paid on October 26, 2020. The amount was recorded as a liability as of September 30, 2020.
(6)The distribution of $699,997 for the month of December 2020 was declared in September 2020 and paid on January 22, 2021. The amount was recorded as a liability as of December 31, 2020.
Our sources of distribution payments were as follows:

Period	Net Rental Income Received	Offering Proceeds
2021
First Quarter 2021	$1,991,676	$—
2020
First Quarter 2020	$4,189,102	$—
Second Quarter 2020	3,270,291	—
Third Quarter 2020	2,135,815	—
Fourth Quarter 2020	2,106,620	—
2020 Totals	$11,701,828	$—

Distributions to stockholders were declared and paid based on daily record dates at rates per share per day. The distribution details are as follows:

Distribution Period	Rate Per Share Per Day (1)		Declaration Date	Payment Date
2021
January 1-31	$0.00287670		December 9, 2020	February 25, 2021
February 1-28	$0.00287670		January 27, 2021	March 25, 2021
March 1-31	$0.00287670		January 27, 2021	April 26, 2021
April 1-30	$0.00287670		March 25, 2021	(3)
May 1-31	$0.00287670		March 25, 2021	(3)
June 1-30	$0.00287670		March 25, 2021	(3)

2020
January 1-31	$0.00576630		December 18, 2019	February 25, 2020
February 1-29	$0.00573771		January 24, 2020	March 25, 2020
March 1-31	$0.00573771		January 24, 2020	April 27, 2020
April 1-30	$0.00573771		January 24, 2020	May 26, 2020
May 1-31	$0.00481479	(2)	May 20, 2020	June 25, 2020
June 1-30	$0.00287670		May 20, 2020	July 27, 2020
July 1-31	$0.00287670		May 20, 2020	August 26, 2020
August 1-31	$0.00287670		May 20, 2020	September 28, 2020
September 1-30	$0.00287670		May 20, 2020	October 26, 2020
October 1-31	$0.00287670		September 30, 2020	November 25, 2020
November 1-30	$0.00287670		September 30, 2020	December 28, 2020
December 1-31	$0.00287670		September 30, 2020	January 22, 2021
(1)    Distributions paid per share of Class S common stock are net of deferred selling commissions.
(2)    Rate per share per day reflects $0.00573771 per day through May 21, 2020 and $0.0028767 per day thereafter, after adjustment for the 1:3 reverse stock split.
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

Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of March 31, 2021, December 31, 2020 and March 31, 2020, including one and four assets held for sale as of March 31, 2021 and December 31, 2020, respectively, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
Number of properties:	(1)	(2)
Retail	12	15	19
Office	14	14	14
Industrial	12	12	13
Total operating properties and properties held for sale	38	41	46
Land	1	1	1
Total properties	39	42	47

Leasable square feet:
Retail	291,513	334,409	362,764
Office	853,963	853,963	904,499
Industrial	1,145,519	1,145,519	1,185,279
Total	2,290,995	2,333,891	2,452,542
(1)    Includes one retail property held for sale as of March 31, 2021.
(2)    Includes four retail properties held for sale as of December 31, 2020, three of which were sold during the first quarter of 2021.
We have a limited operating history. In evaluating the above properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions.
Effective August 1, 2020, we executed an amendment for the early termination of the Dana lease from July 31, 2024 to July 31, 2022 in exchange for an early termination payment of $1,381,767 due on July 31, 2022 and continued rent payments of $65,000 per month from August 1, 2020 through July 1, 2022. In the event that we are able to re-lease or sell the Dana property prior to July 31, 2022, Dana would be obligated to continue paying rent of $65,000 per month through July 1, 2022 plus the early termination payment of $1,381,767 due on July 31, 2022 or may elect to pay a cash lump sum payment to us equal to the net present value of the remaining rent payments.
On January 7, 2021, we completed the sale of our Roseville, California retail property, which was leased to the operator of a Chevron gas station, for $4,050,000, which generated net proceeds of $3,914,909 after payment of commissions and closing costs.
On January 29, 2021, we completed the sale of its Sacramento, California retail property, which was leased to EcoThrift, for $5,375,300, which generated net proceeds of $2,647,286 after repayment of the existing mortgage, commissions and closing costs.
On February 12, 2021, we completed the sale of our San Jose, California retail property, which was leased to the operator of a Chevron gas station, for $4,288,888, which generated net proceeds of $4,055,657 after payment of commissions and closing costs.

Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have one tenant with a lease that provides for a tenant improvement allowance which has a remaining balance of $60,598 that will be funded from operating cash flow or proceeds from our offerings. We expect that the related improvements will be completed during the 2021 calendar year. As of March 31, 2021, there is a restricted cash deposit of $92,684 that is available to be used to pay for a portion of other improvements.
In addition, we have identified approximately $2,596,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2021, including approximately $900,000 of the Northrop Grumman tenant improvements. Approximately $629,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. There are no restricted cash deposits that are available to be used to pay for these improvements. We will have to pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $1,967,000 are not recoverable from tenants. These improvements will be funded from operating cash flows, debt financings or proceeds from the sale of shares of our common stock.
Recent Market Conditions
We continue to face significant uncertainties due to the COVID-19 pandemic. Both the investing and leasing environments are highly competitive. Even before the COVID-19 pandemic, uncertainty regarding the economic and political environment had made businesses reluctant to make long-term commitments or changes in their business plans. The COVID-19 pandemic has resulted in significant disruptions in utilization of office and retail properties and uncertainty over how tenants will respond when their leases are scheduled to expire.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic, may result in decreases in cash flows from investment properties. We have one retail lease with a leasable area of 50,000 square feet scheduled to expire July 31, 2021, representing approximately 0.4% of projected 2021 net operating income from properties. We also have nine leases scheduled to expire in either 2022 or 2023, which comprise an aggregate of
805,822 leasable square feet and representing approximately 24.5% of projected 2021 net operating income from properties. The tenants of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases. Potential declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations.
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
The debt market remains sensitive to the macro environment, such as impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. While we have been able to successfully refinance seven of our properties as described above, we may experience more stringent lending criteria in the future, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, short-term variable rate loans, or any combination of the foregoing.

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
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to continue to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our unaudited condensed consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 31, 2021. There have been no significant changes to our policies during the three months ended March 31, 2021.
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

Subsequent Events
See Note 12 to our unaudited condensed consolidated financial statements for events that occurred subsequent to March 31, 2021 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of March 31, 2021.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 10 to our unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
Except as noted below, there have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2020 as filed with the SEC on March 31, 2021.
Risks Related to Debt Financing
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. As published by the Federal Reserve Bank of New York, it currently appears that, over time, United States dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”). In March 2021, the Financial Conduct Authority confirmed its intention to cease publishing one-week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of financial assets and liabilities based on or linked to a “benchmark.”
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2021, we issued a total of 4,052 shares of Class C common stock to five non-employee members of our board of directors for their service as board members during the first quarter of 2021 and for one non-employee board member related to the fourth quarter of 2020. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
During the three months ended March 31, 2021, we also issued 241 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $5,550. Such issuances were made pursuant to the distribution reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

Sales Pursuant to Our Private Offering
On February 1, 2021, we commenced a private offering of Class C common stock to accredited investors only under Regulation D promulgated under the Securities Act. Shares of Class C common stock are sold at a per share offering price equal to the most recently published NAV per share determined by our board of directors. We will primarily use the net proceeds from our private offering to invest in a diversified portfolio of real estate and real estate-related investments, or to re-lease and reposition our properties in accordance with our investment strategy and policies, including commissions and costs associated with such investments. We also expect to use a portion of the proceeds of our private offering for general corporate purposes, including capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; the repayment of debt; the funding of stockholder distributions; and to provide liquidity to our stockholders pursuant to our share repurchase program.
During the three months ended March 31, 2021, we sold 35,946 shares of Class C common stock pursuant to our private offering for aggregate proceeds of $826,595.
Use of Proceeds from Sales of Registered Securities
On June 1, 2016, the Initial Registered Offering was declared effective by the SEC, and on July 20, 2016, we began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, we sold shares of our Class C common stock directly to investors. Commencing in August 2017, we began selling shares of Class C common stock to U.S. persons only, as defined under the Securities Act, as a result of the commencement of the Class S Offering to non-U.S. Persons. The Initial Registered Offering terminated when the Follow-on Offering was declared effective by the SEC on December 23, 2019. Effective January 27, 2021, our board of directors terminated the Follow-on Offering. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021. On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C common stock to be issued pursuant to the 2021 DRP Offering. We commenced offering shares of Class C common stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering.
Through January 27, 2021, we had sold an aggregate of 6,712,292 shares (adjusted for the 1:3 reverse stock split) of Class C common stock in the Registered Offerings, including 808,979 shares (adjusted for the 1:3 reverse stock split) of Class C common stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $199,299,328.
Through January 27, 2021, we paid $7,369,736 for organizational and offering costs related to our Registered Offerings, including $5,429,105 to our former sponsor as reimbursement through September 30, 2019, which reimbursement was subject to a limitation of 3% of gross offering proceeds.
From the commencement of the Registered Offerings through the termination on January 27, 2021, the net offering proceeds to us, after deducting the organizational and offering expenses incurred as described above, were approximately $194,720,220, including net offering proceeds from our Registered DRP Offering of $22,633,466. Substantially all of these proceeds, along with proceeds from the Class S Offering and debt financing, were used to make approximately $287,732,000 of investments in real estate properties, including the purchase price of our investments, acquisition fees and expenses, and costs of leveraging each real estate investment. Of the use of the offering proceeds described in the prior statement, $7,666,690 and $696,150 were used to pay acquisition fees and financing coordination fees to our former advisor, respectively. Our former sponsor was reimbursed for $5,429,105 of organizational and offering costs in connection with the Offerings (see Note 9 to our accompanying unaudited condensed consolidated financial statements for details regarding fees paid to affiliates through December 31, 2019). In addition, we incurred $1,491,487 of organization and offering costs directly.
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
For the three months ended March 31, 2021, we received share repurchase requests that resulted in share repurchases as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
January 2021	$3,836,377	January 27, 2021	$3,807,881
February 2021	$3,601,825	March 3, 2021	$3,586,623
March 2021	$3,003,698	April 5, 2021	$897,742
(1)    Including Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than two years for shares repurchased thereafter.
Our board of directors may amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program upon 10 days’ notice to Class C stockholders or Class S stockholders, respectively, if our board of directors believes such action is in our and such stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if our board of directors determines that the funds otherwise available to fund our share repurchases are needed for other purposes. Our board of directors may also amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program due to changes in law or regulation, or if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased.
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock (adjusted for the 1:3 reverse stock split) for the three months ended March 31, 2021. For the three months ended March 31, 2021, no shares of our Class S common stock were repurchased.

	Total Number of Shares Repurchased During the Quarter (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Dollar Value of Shares Available That May Be Repurchased Under the Program
January 1-31, 2021 (1)	325,542	$20.85	325,542	(3)
February 1-28, 2021 (1)	—	$—	—	(3)
March 1-31, 2021	156,397	$22.93	156,397	(3)
Total	481,939		481,939
(1)We generally repurchase shares approximately three business days following the end of the applicable month in which requests were received. However, in connection with the termination of our registered offering on January 27, 2021, repurchase requests submitted during January were repurchased on January 27, 2021, resulting in no repurchases during the month of February.
(2)Following our calculation of our estimated NAV per share of $24.61 (unaudited), which our board of directors approved on May 25, 2021 and calculated as of March 31, 2021, any future share repurchases will be based on the estimated NAV per share of $24.61 (unaudited).
(3)A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of RW Holdings NNN REIT, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

3.2
Articles of Amendment of RW Holdings NNN REIT, Inc. changing its name to Modiv Inc. (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-252321) filed with the Securities and Exchange Commission on January 22, 2021)

3.3
Articles of Amendment of Modiv Inc. effecting a 1:3 reverse stock split on February 1, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

3.4
Amended and Restated Bylaws of Modiv Inc. (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 333-252321) filed with the Securities and Exchange Commission on January 22, 2021)

4.1
Amended and Restated Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix A to the Company's Prospectus filed with its Registration Statement on Form S-3 (File No. 333-252321) filed with the Securities and Exchange Commission on January 22, 2021)

4.2
Amended and Restated Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

4.3
Distribution Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

4.4
Amended and Restated Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

4.5
Registration Rights Agreement by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, and Daisho OP Holdings, LLC, dated December 31, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.1
Third Amended and Restated Agreement of Limited Partnership of Modiv Operating Partnership, LP, dated February 1, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

10.2
Loan and Security Agreement dated March 29, 2021 between Banc of California and Modiv Inc., Modiv Operating Partnership, LP and modiv, LLC (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.3
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and Aaron S. Halfacre (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.4
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and the Raymond J. Pacini Trust u/a/d May 3, 2001, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.5
Dealer Manager Agreement, effective January 31, 2021, by and between Modiv Inc. and North Capital Private Securities Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

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

Modiv Inc.
(Registrant)

By:	/s/ AARON S. HALFACRE
Name:	Aaron S. Halfacre
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ RAYMOND J. PACINI
Name:	Raymond J. Pacini
Title:	Chief Financial Officer (principal financial officer)
Date: May 17, 2021