Form 10-Q
period 2021-06-30
MODIV INC.
filed 2021-08-13
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2021, there were 7,465,919 shares of Class C common stock outstanding and 63,404 shares of Class S common stock outstanding.

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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:
•The magnitude and duration of the novel coronavirus (“COVID-19”) pandemic including the recent spread of the Delta variant and its impact on our tenants, operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q and may continue to have an adverse impact on our business and results of operations.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Modiv Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Real estate investments:
Land	$65,510,507	$65,358,321
Buildings and improvements	278,389,463	272,397,472
Tenant origination and absorption costs	23,570,335	23,792,057
Total investments in real estate property	367,470,305	361,547,850
Accumulated depreciation and amortization	(38,377,298)	(32,091,211)
Total investments in real estate property, net	329,093,007	329,456,639
Investment in unconsolidated entity	9,987,703	10,002,368
Total real estate investments, net	339,080,710	339,459,007
Real estate investments held for sale, net	5,375,746	24,585,739
Total real estate investments	344,456,456	364,044,746
Cash and cash equivalents	7,865,974	8,248,412
Restricted cash	2,508,471	129,118
Receivable from sale of real estate property	—	1,824,383
Tenant receivables	7,155,823	6,665,790
Above-market lease intangibles, net	755,929	820,842
Prepaid expenses and other assets	4,506,724	2,171,717
Other assets related to real estate investments held for sale	671,265	1,079,361
Goodwill, net	17,320,857	17,320,857
Intangible assets, net	4,313,799	5,127,788
Total assets	$389,555,298	$407,433,014
Liabilities and Equity
Mortgage notes payable, net	$181,576,606	$175,925,918
Mortgage notes payable related to real estate investments held for sale, net	4,381,426	9,088,438
Total mortgage notes payable, net	185,958,032	185,014,356
Credit facility, net	2,889,303	5,978,276
Economic relief note payable	—	517,000
Accounts payable, accrued and other liabilities	7,953,386	7,579,624
Share repurchases payable	1,001,243	2,980,559
Below-market lease intangibles, net	11,830,587	12,565,737
Interest rate swap derivatives	1,240,336	1,743,889
Other liabilities related to real estate investments held for sale	227,433	801,337
Total liabilities	211,100,320	217,180,778

Commitments and contingencies (Note 10)

Redeemable common stock	10,413,691	7,365,568

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 7,490,414 and 7,874,541 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7,490	7,874
Class S common stock $0.001 par value, 100,000,000 shares authorized, 63,331 and 62,860 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	63	63
Additional paid-in-capital	215,317,098	224,288,417
Cumulative distributions and net losses	(97,886,364)	(92,012,686)
Total Modiv Inc. equity	117,438,287	132,283,668
Noncontrolling interests in the Operating Partnership	50,603,000	50,603,000
Total equity	168,041,287	182,886,668
Total liabilities and equity	$389,555,298	$407,433,014
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Rental income	$9,173,000	$9,277,020	$18,213,863	$20,331,429

Expenses:
General and administrative	2,875,869	2,369,358	6,158,753	4,924,363
Depreciation and amortization	3,978,323	4,480,262	8,003,026	9,115,786
Interest expense	2,098,649	2,558,877	3,879,785	6,463,533
Property expenses	1,697,886	1,854,637	3,452,833	3,803,356
Impairment of real estate investment properties	(400,999)	349,457	(400,999)	9,506,525
Impairment of goodwill and intangible assets	—	—	—	34,572,403
Reserve for loan guarantee	—	(4,253)	—	3,125,037
Total expenses	10,249,728	11,608,338	21,093,398	71,511,003

Other operating income:
Gain on sale of real estate investments	—	—	289,642	—
Real estate operating loss	(1,076,728)	(2,331,318)	(2,589,893)	(51,179,574)

Other income:
Interest income	51	605	100	4,822
Income from investment in unconsolidated entity	74,834	125,658	147,302	146,411
Gain on forgiveness of economic relief note payable	—	—	517,000	—
Other	—	(4,855)	20,000	(4,855)
Total other income	74,885	121,408	684,402	146,378
Net loss	$(1,001,843)	$(2,209,910)	$(1,905,491)	$(51,033,196)

Net loss per share, basic and diluted (Note 2)	$(0.13)	$(0.28)	$(0.25)	$(6.39)

Weighted-average number of common shares outstanding, basic and diluted	7,614,196	8,032,467	7,630,401	7,992,108

Distributions declared per common share	$0.2625	$0.4080	$0.5250	$0.9330
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Three Months Ended June 30, 2021 and 2020
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2021	7,524,210	$7,524	63,101	$63	$216,444,117	$(94,908,010)	$121,543,694	$50,603,000	$172,146,694
Issuance of common stock	75,600	76	230	—	1,804,469	—	1,804,545	—	1,804,545
Stock compensation expense	4,470	4	—	—	109,996	—	110,000	—	110,000
Class OP Units compensation expense	—	—	—	—	657,087	—	657,087	—	657,087
Offering costs	—	—	—	—	(400,788)	—	(400,788)	—	(400,788)
Reclassification to redeemable common stock	—	—	—	—	(626,133)	—	(626,133)	—	(626,133)
Repurchase of common stock	(113,866)	(114)	—	—	(2,671,650)	—	(2,671,764)	—	(2,671,764)
Distributions declared	—	—	—	—	—	(1,976,511)	(1,976,511)	—	(1,976,511)
Net loss	—	—	—	—	—	(1,001,843)	(1,001,843)	—	(1,001,843)
Balance, June 30, 2021	7,490,414	$7,490	63,331	$63	$215,317,098	$(97,886,364)	$117,438,287	$50,603,000	$168,041,287

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2020	7,886,899	$7,887	62,547	$63	$224,865,187	$(84,181,336)	$140,691,801	$50,603,000	$191,294,801
Issuance of common stock	185,182	185	648	1	4,850,857	—	4,851,043	—	4,851,043
Stock compensation expense	2,272	2	—	—	69,998	—	70,000	—	70,000
Class OP Units compensation expense	—	—	—	—	88,784	—	88,784	—	88,784
Offering costs	—	—	—	—	(265,270)	—	(265,270)	—	(265,270)
Repurchase of common stock	(28,641)	(29)	(645)	(1)	(896,598)	—	(896,628)	—	(896,628)
Distributions declared	—	—	—	—	—	(3,270,291)	(3,270,291)	—	(3,270,291)
Net loss	—	—	—	—	—	(2,209,910)	(2,209,910)	—	(2,209,910)
Balance, June 30, 2020	8,045,711	$8,045	62,550	$63	$228,712,958	$(89,661,537)	$139,059,529	$50,603,000	$189,662,529
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	7,874,541	$7,874	62,860	$63	$224,288,417	$(92,012,686)	$132,283,668	$50,603,000	$182,886,668
Issuance of common stock	203,157	203	471	—	4,561,408	—	4,561,611	—	4,561,611
Stock compensation expense	8,521	9	—	—	201,241	—	201,250	—	201,250
Class OP Units compensation expense	—	—	—	—	1,191,732	—	1,191,732	—	1,191,732
Offering costs	—	—	—	—	(810,632)	—	(810,632)	—	(810,632)
Reclassification to redeemable common stock	—	—	—	—	(1,068,807)	—	(1,068,807)	—	(1,068,807)
Repurchase of common stock	(595,805)	(596)	—	—	(13,046,261)	—	(13,046,857)	—	(13,046,857)
Distributions declared	—	—	—	—	—	(3,968,187)	(3,968,187)	—	(3,968,187)
Net loss	—	—	—	—	—	(1,905,491)	(1,905,491)	—	(1,905,491)
Balance, June 30, 2021	7,490,414	$7,490	63,331	$63	$215,317,098	$(97,886,364)	$117,438,287	$50,603,000	$168,041,287

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class C		Class S
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	7,882,489	$7,882	62,202	$62	$220,730,566	$(31,168,948)	$189,569,562	$50,603,000	$240,172,562
Issuance of common stock	486,043	486	993	1	14,091,752	—	14,092,239	—	14,092,239
Stock compensation expense	4,227	4	—	—	129,579	—	129,583	—	129,583
Class OP Units compensation expense	—	—	—	—	177,567	—	177,567	—	177,567
Offering costs	—	—	—	—	(822,921)	—	(822,921)	—	(822,921)
Reclassification to redeemable common stock	—	—	—	—	4,393,863	—	4,393,863	—	4,393,863
Repurchase of common stock	(327,047)	(327)	(645)	—	(9,987,448)	—	(9,987,775)	—	(9,987,775)
Distributions declared	—	—	—	—	—	(7,459,393)	(7,459,393)	—	(7,459,393)
Net loss	—	—	—	—	—	(51,033,196)	(51,033,196)	—	(51,033,196)
Balance, June 30, 2020	8,045,711	$8,045	62,550	$63	$228,712,958	$(89,661,537)	$139,059,529	$50,603,000	$189,662,529
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(1,905,491)	$(51,033,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,003,026	9,115,786
Stock compensation expense	1,371,732	350,900
Deferred rents	(702,978)	(631,054)
Amortization of deferred lease incentives	105,541	30,602
Amortization of deferred financing costs and premium/discount	199,693	298,283
Amortization of above-market lease intangibles	64,913	98,966
Amortization of below-market lease intangibles	(735,150)	(774,589)
Impairment of real estate investment properties	(400,999)	9,506,525
Impairment of goodwill and intangible assets	—	34,572,403
Reserve for loan guarantee	—	3,125,037
Gain on forgiveness of economic relief note payable	(517,000)	—
Gain on sale of real estate investments	(289,642)	—
Unrealized (gain) loss on interest rate swap valuation	(517,719)	1,292,752
Income from investment in unconsolidated entity	(147,302)	(146,411)
Distributions from investment in unconsolidated entity	161,967	334,189
Change in operating assets and liabilities:
Decrease (increase) in tenant receivables	569,375	(16,688)
Increase in prepaid and other assets	(229,695)	(606,696)
Decrease in accounts payable, accrued and other liabilities	(1,946,918)	(1,515,624)
Decrease in due to affiliate	—	(631,702)
Operating lease right-of-use asset/operating lease liability, net	—	13,399
Net cash provided by operating activities	3,083,353	3,382,882

Cash Flows from Investing Activities:
Additions to existing real estate investments	(309,717)	(2,170,913)
Additions to intangible assets	(111,750)	(533,041)
Collection of receivable from sale of real estate property	1,824,383	—
Net proceeds from sale of real estate investments	13,221,509	—
Lease incentives	—	(990,000)
Net cash provided by (used in) investing activities	14,624,425	(3,693,954)

Cash Flows from Financing Activities:
Borrowings from credit facilities	6,000,000	4,260,000
Repayments of credit facilities	(9,000,000)	—
Proceeds from mortgage notes payable	25,436,000	4,000,000
Principal payments on mortgage notes payable	(24,399,915)	(2,003,558)
Proceeds from economic relief notes payable	—	527,000
Principal payments on short-term notes payable	—	(4,800,000)
Refundable loan deposits	(81,196)	—
Payments of deferred financing costs to third parties	(381,076)	(56,997)
Proceeds from issuance of common stock and investor deposits	2,299,380	9,427,526
Payments of offering costs	(810,632)	(822,921)
Repurchases of common stock	(13,046,857)	(9,987,775)
Distributions paid to common stockholders	(1,726,567)	(3,090,265)
Net cash used in financing activities	(15,710,863)	(2,546,990)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,996,915	(2,858,062)
Cash, cash equivalents and restricted cash, beginning of period	8,377,530	6,936,930
Cash, cash equivalents and restricted cash, end of period	$10,374,445	$4,078,868

Modiv Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,147,114	$4,678,783

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification (to) from redeemable common stock	$(1,068,807)	$4,393,863
Reinvested distributions from common stockholders	$2,262,231	$4,664,713
(Decrease) increase in share repurchases payable	$(1,979,316)	$750,684
Deferred lease incentive	$(2,128,538)	$—
Accrued distributions	$23,256	$295,585
Supplemental disclosure related to real estate investment held for sale, net:
Real estate investments held for sale, net	$19,209,993	$17,926,407
Other assets related to real estate investments held for sale	$408,096	$725,990
Increase in above-market lease intangibles, net	$(50,549)	$(198,517)
Mortgage notes payable related to real estate investments held for sale, net	$(4,707,012)	$(9,549,467)
Other liabilities related to real estate investments held for sale	$(573,904)	$(196,938)
Increase in below-market lease intangibles, net	$324,734	$73,505
Increase in interest swap derivatives	$14,166	$—
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. Effective February 1, 2021, with the authorization of the board of directors, the Company filed Articles of Amendment to the Company’s charter in the State of Maryland in order to effect a 1:3 reverse stock split of the Company’s Class C common stock and Class S common stock and, following the implementation of the reverse stock split, to decrease the par value of each post-split share of the Company’s Class C common stock and Class S common stock from $0.003 per share to $0.001 per share.
Since December 31, 2019, the Company has been internally managed following its December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and the Company’s former sponsor (“BrixInvest”), and the Company’s merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) on December 31, 2019 pursuant to an Agreement and Plan of Merger dated September 19, 2019 whereby REIT I merged with and into Katana Merger Sub, LP (“Merger Sub”), a Delaware limited partnership and wholly-owned subsidiary of the Company, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). Through the Merger and acquisitions, the Company has created one of the largest non-listed real estate investment funds to be raised via crowdfunding technology and the first real estate crowdfunding platform to be completely investor-owned. The Company plans to expand beyond its traditional single-tenant portfolio of triple-net leased properties to provide individual investors access to a diversified portfolio of real estate and real estate-related investments designed to provide both income and long-term growth. The Company will continue to seek opportunities to be an aggregator within the non-listed real estate product industry, utilizing the combination of its deep understanding of both the crowdfunding and real estate markets and the strength of its stockholder-owned, self-managed business model.
The Company holds its investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of and owned an 83% partnership interest in the Operating Partnership on June 30, 2021. The Operating Partnership limited partners include holders of several classes of ownership with various vesting and enhancement terms as further described in Note 11.
As of June 30, 2021, the Company's portfolio of approximately 2.3 million square feet of aggregate leasable space consisted of investments in 38 real estate properties, comprised of: 12 retail properties, 14 office properties and 12 industrial properties, including one industrial property which is classified as held for sale as of June 30, 2021 and an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”). The Company's investments in 38 real estate properties includes 14 of the original 20 operating properties which were acquired from REIT I through the Merger on December 31, 2019 (see Note 3 for additional discussion).
Self-Management Transaction and Merger on December 31, 2019
The Company was externally managed through December 31, 2019 by its former external advisor, Rich Uncles NNN REIT Operator, LLC, a Delaware limited liability company. On December 31, 2019, the Company merged with REIT 1 and a self-management transaction was completed, whereby the Company effectuated a contribution agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of its former external advisor and former sponsor in exchange for units of limited partnership interest in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Self-Management Transaction, the Company became self-managed and eliminated all fees for acquisitions, dispositions and management of its properties, except for third-party property management fees. Following completion of the Self-Management Transaction and the issuance of various other tranches of limited partnership interests, the Company owned an approximately 83% partnership interest in the Operating Partnership as of June 30, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Offerings
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
In August 2017, the Company began offering up to 33,333,333 shares (adjusted for the 1:3 reverse stock split) of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offerings (as defined below) and the Private Offering (as defined below, the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold only to non-U.S. Persons and may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Effective January 27, 2021, the board of directors terminated the Company’s Follow-on Offering. In connection with the termination of the Follow-on Offering, the Company stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, the Company had $600,547,672 in share value of unsold shares in the Follow-on Offering, which were deregistered with the SEC. On February 1, 2021, the Company commenced a private offering of Class C common stock under Regulation D promulgated under the Securities Act (the “Private Offering”) and accepted investor subscriptions from only accredited investors until the Company terminated the Private Offering on August 12, 2021.
On February 1, 2021, with the authorization of the board of directors, the Company amended and restated its Class C common stock share repurchase program (the “Class C SRP”) in order to (i) revise the minimum holding period before a stockholder may participate in the Class C SRP from three months to six months, (ii) revise the limitations on the share repurchase price so that shares held for less than two years will be repurchased at 98% of the most recently published NAV per share and shares held for at least two years will be repurchased at 100% of the most recently published NAV per share (as opposed to a repurchase price of 97% of the most recently published NAV per share for shares held less than one year, 98% of the most recently published NAV per share for shares held for more than one year but less than two years, 99% of the most recently published NAV per share for shares held for more than two years but less than three years, and 100% of the most recently published NAV per share for shares held for at least three years), (iii) increase the minimum share value (based on the most recently published NAV per share) at which the Company has the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum share value, from $500 to $1,000, and (iv) include language that provides that the Class C SRP will automatically terminate if the Company’s shares of common stock are listed on any national securities exchange. On July 28, 2021, the board of directors approved a further amendment and restatement of the Class C SRP to eliminate the holding period for shares of Class C common stock purchased prior to February 1, 2021, which is no longer applicable.
With the authorization of the board of directors, the Company also amended and restated its Class S common stock share repurchase program (“Class S SRP”) on February 1, 2021 in order to (i) allow the Company to waive the minimum one year holding period before a holder of shares of Class S common stock may participate in the Class S SRP in the event of extraordinary circumstances which would place undue hardship on a stockholder, (ii) increase the minimum Class S share value (based on the most recently published NAV per Class S share) at which the Company has the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum Class S share value, from $500 to $1,000, and (iii) include language that provides that the Class S SRP will automatically terminate if the Company’s shares of common stock are listed on any national securities exchange.
Since December 31, 2020, the Company’s board of directors has approved and established an updated estimated NAV per share of the Company’s Class C common stock and Class S common stock as follows:

Valuation Date	Effective Date	NAV Per Share
December 31, 2020	January 27, 2021	$23.03 (unaudited and adjusted for the 1:3 reverse stock split on February 1, 2021)
March 31, 2021	May 5, 2021	$24.61 (unaudited)
June 30, 2021	August 4, 2021	$26.05 (unaudited)
Additional information on the determination of the Company's most recent estimated NAV per share, including the process used to determine its estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on August 4, 2021. Effective August 4, 2021, the purchase price per share of the Company’s Class C common stock in the Private Offering was increased from $24.61 (unaudited) to $26.05 (unaudited). Also, commencing August 4, 2021, the purchase price per share in the primary portion of the Class S Offering was increased to $26.05 (unaudited) plus the amount of any applicable upfront commissions and fees, and the NAV per share used for purposes of the share repurchase programs was increased to $26.05 (unaudited) for repurchase requests made starting on August 1, 2021. Beginning with distributions scheduled to be paid to stockholders on August 25, 2021, the purchase price per share of the Company’s common stock in the Class C and the Class S DRPs was increased from $24.61 (unaudited) to $26.05 (unaudited).
The Company filed with the SEC a Regulation A Offering Statement on Form 1-A, including its preliminary offering circular, for a $75,000,000 offering of its Class C common stock on June 29, 2021 and plans to file an amended Form 1-A promptly after filing its Quarterly Report on Form 10-Q for the period ended June 30, 2021. Once the SEC qualifies the Regulation A Offering Statement on Form 1-A that was initially filed with the SEC on June 29, 2021, the Regulation A offering will allow the Company to once again accept investor subscriptions from investors who are not accredited and provide access to commercial real estate investments to a much larger audience.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Special Purpose Acquisition Company
To further the Company’s mission of being the leading provider of alternative real estate-related products, and to capitalize on opportunities in the public marketplace, the Company is sponsoring Modiv Acquisition Corp. (“MACS”), a special purpose acquisition company (“SPAC”). MACS was formed for the purpose of entering into a business combination with one or more businesses or entities focusing on fintech and proptech targets located in North America whose core purpose is related to the real estate industry.
MACS publicly filed its registration statement on Form S-1 with the SEC on March 24, 2021 for a proposed initial public offering (“IPO”) that would raise $100,000,000, or $115,000,000 if the over-allotment option is exercised. In connection with the public filing of the Form S-1, the Company deposited $4,500,000 of risk capital to be invested in MACS in escrow with the attorneys for MACS in March 2021. However, there has been significant disruption in the IPO market for SPACs during the second quarter of 2021 and there can be no assurance that MACS can complete an IPO. The Company is continuing to evaluate how to respond to the changes in the market and may decide to either modify MACS’s IPO or not proceed with the IPO. Since the timing of an IPO, if any, by MACS is uncertain, the $4,500,000 deposit was released from escrow and returned to the Company in June 2021.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Noncontrolling Interests in the Operating Partnership
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying unaudited condensed consolidated balance sheets and statements of equity. The noncontrolling interests were issued on December 31, 2019 and represent non-voting, non-dividend accruing interests with no allocation of profits or losses. As described in Note 11, the interests were not able to be converted or exchanged prior to (i) December 31, 2020, the one-year anniversary of the closing of the Self-Management Transaction (in the case of the units of Class M limited partnership interest (“Class M OP Units”) in the Operating Partnership), or (ii) the expiration of the Lockup Period (as defined in Note 11) (in the case of the units of Class P limited partnership interest (“Class P OP Units”) in the Operating Partnership). As of June 30, 2021, no interests have been converted or exchanged.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's unaudited condensed consolidated statements of operations. For the three months ended June 30, 2021 and 2020, tenant reimbursements included in rental income amounted to $1,703,974 and $1,538,586, respectively, and for the six months ended June 30, 2021 and 2020, tenant reimbursements included in rental income amounted to $3,395,361 and $3,899,505, respectively.
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
Gain or Loss on Sale of Real Estate Property
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions for the six months ended June 30, 2021 met these criteria at closing. There were no sales transactions for the three months ended June 30, 2021. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying unaudited condensed consolidated statements of operations.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Impairment of Investment in Real Estate Properties
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 3, the Company recorded impairment charges of $349,457 and $9,506,525 related to one and four of its real estate properties, respectively, during the three and six months ended June 30, 2020, respectively. The Company did not incur any impairment charges for its real estate properties during the three and six months ended June 30, 2021. However, the Company recognized a reversal of a previously recognized impairment charge of $400,999 in June 2021 related to a real estate property that is no longer classified as held for sale (see Note 3 for more details).
Other Comprehensive Loss
For all periods presented, other comprehensive loss is the same as net loss.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. Diluted EPS is the same as Basic EPS for the three and six months ended June 30, 2021 and 2020 as the Company had a net loss for all reported periods. As of June 30, 2021, there were 657,949.5 Class M OP Units, 56,029 Class P OP Units and 358,670 units of Class R limited partnership interest (“Class R OP Units”), net of forfeiture of 1,330 units (adjusted for the 1:3 reverse stock split) that are convertible to Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit or Class P OP Unit, and at a conversion ratio of 1:1 of Class C OP Unit for each Class R OP Unit, as applicable, after a specified period of time (see Note 11). The holders of Class C OP Units may exchange such Class C OP Units for shares of the Company's Class C common stock on a 1-for-1 basis or, at the Company’s sole and absolute discretion, for cash. The Class M OP Units, Class P OP Units and Class R OP Units, and the shares of Class C common stock into which they may ultimately be converted, were excluded from the computation of Diluted EPS because their effect would not be dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
The Company has presented the basic and diluted net loss per share amounts on the accompanying unaudited condensed consolidated statements of operations for Class C and Class S share classes as a combined common share class. Application of the two-class method for allocating net loss in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss of $(0.13) and $(0.28) per share of Class C common stock for the three months ended June 30, 2021 and 2020, respectively, and a net loss of $(0.13) and $(0.28) per share of Class S common stock for the three months ended June 30, 2021 and 2020, respectively. The two-class method would have resulted in a net loss per share of $(0.25) and $(6.39) of Class C common stock for the six months ended June 30, 2021 and 2020, respectively, and $(0.25) and $(6.39) of Class S common stock for the six months ended June 30, 2021 and 2020, respectively. Any difference in net loss per share if allocated under this method primarily reflects the lower effective distributions per share for Class S stockholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflects the impact of the timing of the declaration of the distributions relative to the time the shares were outstanding.
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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing or modification and for on-site and tenant improvements or property taxes. Restricted cash as of June 30, 2021 and December 31, 2020 amounted to $2,508,471 and $129,118, respectively, for the properties discussed below and other lender reserves.
Under the terms of the Company’s June 2021 refinancing of mortgages on its properties leased to Northrop Grumman and L3Harris with Banc of California as described in Note 7, the Company established restricted cash accounts at Banc of California with $1,400,000 and $1,000,000 held for the Northrop Grumman and L3Harris properties, respectively, to fund building improvements, tenant improvements and leasing commissions.
Pursuant to lease agreements, the Company had an obligation to pay for tenant improvements as of June 30, 2021 and December 31, 2020 of $189,136 and $60,598, respectively for tenant improvements to be incurred by tenants for which funds restricted by the lender were available. As of June 30, 2021 and December 31, 2020, the Company's restricted cash held to fund other improvements and leasing commissions totaled $2,210,864 and $32,086, respectively.

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
Restricted Stock and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on an estimated value per share of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction discussed in Note 11 are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 and unaudited condensed consolidated statements of equity for the three and six months ended June 30, 2021 and 2020. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period. We have elected to record forfeitures as they occur.

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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of June 30, 2021, the Company’s real estate investment portfolio consisted of 38 operating properties located in 14 states comprised of: 12 retail properties, 14 office properties and 12 industrial properties, including one industrial property classified as held for sale and an approximate 72.7% undivided TIC Interest in an industrial property in Santa Clara, California, not reflected in the table below, but discussed in Note 4.
The following table provides summary information regarding the Company’s operating properties as of June 30, 2021:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,269,350	$(2,444,918)	$8,680,279
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(186,127)	1,211,987
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(238,203)	1,446,226
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(178,835)	1,127,755
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(171,462)	1,114,573
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(175,973)	1,037,756
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(170,976)	1,017,518
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,469,737	(3,363,521)	10,489,207
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,248	(945,261)	5,499,655
Harley (1)	Bedford, TX	4/13/2017	Retail	12,947,054	—	(1,196,054)	11,751,000
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(1,347,468)	9,728,247
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(1,214,232)	7,415,866
Omnicare	Richmond, VA	7/20/2017	Industrial	7,262,747	281,442	(954,774)	6,589,415
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(693,863)	5,730,235
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(1,292,198)	11,561,950
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	(2,458,171)	24,899,728
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(4,099,258)	13,019,922
Cummins	Nashville, TN	4/4/2018	Office	14,465,491	1,536,998	(2,549,219)	13,453,270
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(829,997)	6,859,927
Bon Secours	Richmond, VA	10/31/2018	Office	10,388,751	800,356	(1,204,744)	9,984,363
Costco	Issaquah, WA	12/20/2018	Office	27,330,797	2,765,136	(3,305,667)	26,790,266
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	2,894,017	(2,257,859)	34,830,527
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	(330,913)	4,320,404
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	(220,698)	4,940,646
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	408,225	(306,481)	9,773,918
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	(207,772)	3,147,611
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	555,767	(899,142)	12,103,912
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	(106,366)	1,287,299
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	(507,486)	6,909,781
Wood Group	San Diego, CA	12/31/2019	Industrial	9,731,220	539,633	(742,040)	9,528,813
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	304,387	(456,010)	6,919,520
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	(76,453)	1,281,581
Gap	Rocklin, CA	12/31/2019	Office	8,378,276	360,377	(718,960)	8,019,693
L3Harris	San Diego, CA	12/31/2019	Industrial	11,631,857	454,035	(706,233)	11,379,659
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,555,055	1,616,610	(1,620,523)	29,551,142
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	(199,441)	5,359,946
				$343,899,970	$23,570,335	$(38,377,298)	$329,093,007
(1)    Reclassified to real estate investment held for investment and use during the second quarter of 2021 from real estate held for sale beginning September 30, 2020 (see detailed discussion below).

MODIV INC.
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
In addition, the Company determined that the effects of the COVID-19 pandemic on the overall economy and commercial real estate market would also have negative impacts on the Company's ability to re-lease two vacant properties, the property formerly leased to Dinan Cars located in Morgan Hill, CA through January 31, 2020 and the property leased to Dana, but unoccupied, located in Cedar Park, Texas.
Based on an evaluation of the value of these properties, the Company determined that impairment charges were required during the three months ended March 31, 2020 to reflect the reduction in value due to the uncertainty regarding leasing or sale prospects.
During the three months ended March 31, 2020, the Company recorded impairment charges aggregating $9,157,068, based on the estimated fair values of the aforementioned real estate properties. During the three months ended June 30, 2020, the Company recorded an additional impairment charge of $349,457 related to its property located in Lake Elsinore, CA and leased to Rite Aid through February 29, 2028. The Company determined that the impairment charge was required, representing the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the subsequent sale.
The aggregate impairment charges of $9,157,068 represented approximately 2.2% of the Company’s total investments in real estate property before impairments as of March 31, 2020 and the impairment charge of $349,457 represented approximately 0.1% of the Company’s total investments in real estate property before impairments as of June 30, 2020. The properties formerly leased by Rite Aid, Dinan Cars, 24 Hour Fitness and Dana were sold in August, October and December 2020 and July 2021, respectively.
There were no impairment charges recorded during the three and six months ended June 30, 2021. The details of the Company's real estate impairment charges for the three and six months ended June 30, 2020 were as follows:

Property	Location	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Rite Aid	Lake Elsinore, CA	$349,457	$349,457
Dana	Cedar Park, TX	—	2,184,395
24 Hour Fitness	Las Vegas, NV	—	5,664,517
Dinan Cars	Morgan Hill, CA	—	1,308,156
Total		$349,457	$9,506,525
Acquisitions
The Company did not acquire any real estate properties during the three and six months ended June 30, 2021 or during the three and six months ended June 30, 2020. See Note 12 for the description of a property leased to Raising Cane’s which the Company acquired in July 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Dispositions
There were no disposals of properties during the three months ended June 30, 2021 nor during the three and six months ended June 30, 2020. The Company sold the following properties during the first quarter of 2021:

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
On January 29, 2021, the Company completed the sale of its Sacramento, California retail property, which was leased to EcoThrift, for $5,375,300, which generated net proceeds of $2,684,225 after repayment of the existing mortgage, commissions and closing costs.
On February 12, 2021, the Company completed the sale of its San Jose, California retail property, which was leased to the operator of a Chevron gas station, for $4,288,888, which generated net proceeds of $4,054,327 after payment of commissions and closing costs.
Asset Concentration
The Company held no real estate property with a net book value that is greater than 10% of its total assets as of June 30, 2021 or December 31, 2020.
Revenue Concentration
No tenant represented the source of 10% of total revenues during the three and six months ended June 30, 2021 or during the three and six months ended June 30, 2020.
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
During the three months ended June 30, 2021, the tenant in the Company's PreK Education retail property in San Antonio, Texas exercised its option to extend its lease term for eight years from the original termination of July 31, 2021 to July 31, 2029 with an increase in monthly rent. The terms of the original lease required the Company to pay a $2,000,000 term completion incentive upon exercise of the option and the tenant agreed to defer the timing of this payment to no later than January 31, 2022. The deferred lease incentive is presented under prepaid and other assets and the obligation is included in accounts payable, accrued and other liabilities in the Company's balance sheet as of June 30, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of June 30, 2021, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed though the date of this report and excluding rents due related to the real estate investments held for sale, are as follows:

July through December 2021	$13,219,545
2022	25,533,893
2023	22,070,671
2024	21,588,111
2025	18,369,437
2026	11,524,427
Thereafter	42,329,568
$154,635,652
Lease Intangible Assets, Net
As of June 30, 2021, the Company’s lease intangible assets were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$23,570,335	$1,128,549	$(15,097,132)
Accumulated amortization	(11,210,646)	(372,620)	3,266,545
Net amount	$12,359,689	$755,929	$(11,830,587)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 9.4 years as of June 30, 2021. As of June 30, 2021, the amortization of intangible assets for the nine months ending December 31, 2021 and for each year of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
July through December 2021	$1,609,387	$64,909	$(727,614)
2022	2,682,533	129,823	(1,217,029)
2023	1,805,532	127,174	(921,169)
2024	1,689,428	122,543	(917,750)
2025	1,311,545	115,996	(917,750)
2026	601,734	78,557	(912,347)
Thereafter	2,659,530	116,927	(6,216,928)
	$12,359,689	$755,929	$(11,830,587)

Weighted-average remaining amortization period	7.1 years	6.8 years	11.9 years

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Investments Held For Sale
As a result of the COVID-19 pandemic discussed in Note 1, starting during the second quarter of 2020, the Company deemed it necessary to sell certain of its real estate investment properties to generate funds for share repurchases and certain debt obligations. During 2020, the Company identified nine real estate properties (eight retail properties and one industrial property) as held for sale. During the second half of 2020, five of the nine properties (four retail properties and one industrial property) were sold. Of the four remaining retail properties held for sale as of December 31, 2020, the Company sold three retail properties during the first quarter of 2021: the EcoThrift property and the two Chevron properties (see Dispositions above for more details). The Harley Davidson retail property, which was the only property held for sale as of March 31, 2021, was reclassified as held for investment and use during the second quarter of 2021 (see discussion in Change in Plan of Sale below for more details).
During the second quarter of 2021, the Company identified and reclassified the industrial property located in Cedar Park, Texas leased to Dana Incorporated as real estate investment held for sale. This unoccupied property was subsequently sold on July 7, 2021 (see Note 12 for more details).
The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of June 30, 2021 (Dana property) and December 31, 2020 (Harley Davidson, EcoThrift and two Chevron properties):

	June 30, 2021	December 31, 2020
Assets related to real estate investments held for sale:
Land, buildings and improvements	$6,802,876	$25,675,459
Tenant origination and absorption costs	531,439	554,788
Accumulated depreciation and amortization	(1,958,569)	(1,644,508)
Real estate investments held for sale, net	5,375,746	24,585,739
Other assets, net	671,265	1,079,361
Total assets related to real estate investments held for sale:	$6,047,011	$25,665,100

Liabilities related to real estate investments held for sale:
Mortgage notes payable, net	$4,381,426	$9,088,438
Other liabilities, net	227,433	801,337
Total liabilities related to real estate investments held for sale:	$4,608,859	$9,889,775
The following table summarizes the major components of rental income, expenses and impairment related to real estate investments held for sale as of June 30, 2021 (the property leased to Dana) and 2020 (the property leased to Island Pacific Supermarket located in Elk Grove, CA, the property leased to Rite Aid located in Lake Elsinore, CA, the property leased to Walgreens located in Stockbridge, GA and the property previously leased to Dinan Cars located in Morgan Hill, CA), which were included in continuing operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$342,198	$312,060	$716,160	$1,480,909
Expenses:
Interest expense	63,207	83,658	138,629	221,022
Depreciation and amortization	49,108	185,658	122,769	375,575
Other expenses	78,857	101,131	145,797	221,811
Impairment	—	349,457	—	1,657,613
Total expenses	191,172	719,904	407,195	2,476,021
Net income (loss)	$151,026	$(407,844)	$308,965	$(995,112)

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Change in Plan of Sale
On September 30, 2020, the Company reclassified the Harley Davidson property’s net book value (“NBV”) of $12,010,919 to real estate held for sale and suspended recording depreciation for the property as of that date. On December 31, 2020, the Company recorded an impairment loss of $632,233 based on the expected net proceeds of sale of the property of $12,117,500 compared to the property's NBV combined with the outstanding straight-line rent receivable balance. Following unsuccessful efforts to sell the property at a price which would be acceptable to the Company, the Company decided to withdraw its decision to sell the property during June 2021 and reclassified the Harley Davidson property to real estate investment held for investment and use.
At the time of the decision to reclassify the property to real estate investment held for investment and use in June 2021, the carrying value of the property would have been $11,779,687 if continuously depreciated since September 30, 2020. The fair value of the property as of the June 2021 determination was $11,860,000, based on management’s value for the property in the June 30, 2021 NAV analysis (the most recent valuation).
As provided by ASC 360-10, since the adjusted carrying value of the property of $11,779,687 was lower than its fair value of $11,860,000, the Company adjusted the net book value of the property to its adjusted carrying value of $11,779,687. The recording of the property at its adjusted carrying value resulted in an adjustment to reduce the impairment loss recorded as of December 31, 2020 by $400,999 during the three months ended June 30, 2021.
NOTE 4. INVESTMENT IN UNCONSOLIDATED ENTITY
The Company’s investment in unconsolidated entity as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
The TIC Interest	$9,987,703	$10,002,368
The Company’s income from investment in unconsolidated entity for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
The TIC Interest	$74,834	$125,658	$147,302	$146,411
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
During the three months ended June 30, 2021 and 2020, the Company received $82,588 and $169,158 in cash distributions, respectively, and $161,967 and $334,189 during the six months ended June 30, 2021 and 2020, respectively.
The following is summarized financial information for the Santa Clara property as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020:

	June 30, 2021	December 31, 2020
Assets:
Real estate investments, net	$29,406,115	$29,906,146
Cash and cash equivalents	786,775	380,774
Other assets	50,041	164,684
Total assets	$30,242,931	$30,451,604
Liabilities:
Mortgage note payable, net	$13,354,714	$13,489,126
Below-market lease, net	2,733,780	2,806,973
Other liabilities	111,598	92,777
Total liabilities	16,200,092	16,388,876
Total equity	14,042,839	14,062,728
Total liabilities and equity	$30,242,931	$30,451,604

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$676,936	$751,653	$1,350,912	$1,349,573
Expenses:
Interest expense	138,036	140,906	275,642	282,609
Depreciation and amortization	250,015	250,680	500,030	499,898
Other expenses	185,964	187,246	372,652	365,703
Total expenses	574,015	578,832	1,148,324	1,148,210
Net income	$102,921	$172,821	$202,588	$201,363
NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
The changes in carrying value of goodwill as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Beginning balance	$17,320,857	$50,588,000
Impairment of goodwill for the three and the 12 months period ended, respectively	—	(33,267,143)
Ending balance	$17,320,857	$17,320,857

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The current COVID-19 pandemic in the United States and globally, and the magnitude and uncertain duration of the economic impacts, have resulted in challenges in attracting investor equity during this period of economic weakness and volatility. The disruption in the Company's Offerings had a protracted impact on capital raising, and the recessionary pressures on the economy resulted in real estate market uncertainty and an approximate 14% decrease in the estimated fair value of the Company’s real estate properties as of April 30, 2020 as compared with the estimated fair value of the Company’s real estate properties as of December 31, 2019. Given these circumstances, the Company revised its capital raise projections, its projections of new investment and other factors contributing to the Company's analysis of estimated fair value of its consolidated business operations as of June 30, 2020. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated fair value of the Company’s net tangible and intangible assets to the carrying value of its net tangible and intangible assets as of June 30, 2020. Since the estimated fair value of the Company’s net tangible and intangible assets was less than the carrying amount of its net tangible and intangible assets, the Company recorded a goodwill impairment charge of $33,267,143, which was reflected in the Company’s net loss for the six months ended June 30, 2020. The Company conducted its annual impairment analysis as of December 31, 2020 using qualitative factors and concluded that no additional impairment to goodwill was necessary. Management did not identify any triggering events for the six months ended June 30, 2021 and therefore a qualitative assessment was not required.
Intangible Assets, Net
The following table sets forth the Company's intangible assets, net as of June 30, 2021 and December 31, 2020 and their related useful lives:

Intangible Assets	Weighted-Average Useful Life	June 30, 2021	December 31, 2020
Investor list, net	5.0 years	$3,494,740	$3,494,740
Web services technology, domains and licenses	3.0 years	3,577,852	3,466,102
		7,072,592	6,960,842
Accumulated amortization		(2,758,793)	(1,833,054)
Net		$4,313,799	$5,127,788
Amortization expense for the three months ended June 30, 2021 and 2020 amounted to $465,595 and $438,770, respectively, and for the six months ended June 30, 2021 and 2020 amounted to $925,739 and $925,989, respectively.
As discussed above, the COVID-19 pandemic caused significant disruptions in the economy and uncertainties in the investment markets. Based on the impacts on the Company's investors and the economy, the Company evaluated the fair value of intangibles to determine if they exceeded the respective carrying values and determined that a portion of the investor list would no longer be viable and, therefore, the Company recorded an impairment charge of $1,305,260, which was reflected in the Company’s net loss for the six months ended June 30, 2020.
The estimated amortization expense for the succeeding fiscal years is as follows: July 2021 to December 2021, $938,913; 2022, $1,877,826; 2023, $787,228; and 2024, $709,832.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 6. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
Tenant receivables consisted of the following:

	June 30, 2021	December 31, 2020
Straight-line rent	$5,163,964	$4,344,388
Tenant rent	384,661	204,775
Tenant reimbursements	1,607,198	2,116,627
Total	$7,155,823	$6,665,790
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	June 30, 2021	December 31, 2020
Accounts payable	$398,793	$1,136,954
Accrued expenses	2,505,713	3,068,714
Accrued distributions	649,812	706,106
Accrued interest payable	580,882	629,628
Unearned rent	1,684,491	2,033,065
Lease incentive obligation	2,133,695	5,157
Total	$7,953,386	$7,579,624

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 7. DEBT
Mortgage Notes Payable, Net
As of June 30, 2021 and December 31, 2020, the Company’s mortgage notes payable consisted of the following:

Collateral	2021 Principal Amount	2020 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo property	$8,538,000	$8,538,000	3.80%	3.80%	8/1/2025
Six Dollar General properties	3,711,118	3,747,520	4.69%	4.69%	4/1/2022
Dana property	—	4,466,865	4.56%	4.56%	4/1/2023
Northrop Grumman property (8)	7,000,000	5,518,589	3.35%	3.35%	5/21/2031
exp US Services property	3,288,786	3,321,931	(4)	4.25%	11/17/2024
Harley Davidson property (2)	6,558,170	—	4.25%	4.25%	9/1/2024
Wyndham property (3)	5,551,200	5,607,000	One-month LIBOR + 2.05%	4.34%	6/5/2027
Williams Sonoma property (3)	4,392,000	4,438,200	One-month LIBOR + 2.05%	4.34%	6/5/2022
Omnicare property	4,151,386	4,193,171	4.36%	4.36%	5/1/2026
EMCOR property	2,784,868	2,811,539	4.35%	4.35%	12/1/2024
Husqvarna property	6,379,182	6,379,182	(5)	4.60%	2/20/2028
AvAir property	19,950,000	19,950,000	3.80%	3.80%	8/1/2025
3M property	8,091,800	8,166,000	One-month LIBOR + 2.25%	5.09%	3/29/2023
Cummins property	8,256,600	8,332,200	One-month LIBOR + 2.25%	5.16%	4/4/2023
Texas Health property	4,324,160	4,363,203	4.00%	4.00%	12/5/2024
Bon Secours property	5,142,425	5,180,552	5.41%	5.41%	9/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	1/1/2030
Taylor Fresh Foods	12,350,000	12,350,000	3.85%	3.85%	11/1/2029
Levins property (6)	2,687,293	2,032,332	3.75%	3.75%	2/16/2026
Dollar General Bakersfield property (6)	2,263,573	2,268,922	3.65%	3.65%	2/16/2028
Labcorp property (6)	5,374,587	4,020,418	3.75%	3.75%	2/16/2026
GSA (MSHA) property (6)	1,743,349	1,752,092	3.65%	3.65%	2/16/2026
PreK San Antonio property (7)	4,984,311	5,037,846	4.25%	4.25%	12/1/2021
Solar Turbines, Amec Foster, ITW Rippey properties (7)	9,101,005	9,214,700	3.35%	3.35%	11/1/2026
Dollar General Big Spring property (7)	593,851	599,756	4.50%	4.50%	4/1/2022
Gap property (7)	3,531,585	3,569,990	4.15%	4.15%	8/1/2023
L3Harris property (8)	6,300,000	5,185,929	3.35%	3.35%	5/21/2031
Sutter Health property (7)	13,739,153	13,879,655	4.50%	4.50%	3/9/2024
Walgreens property (7)	3,120,360	3,172,846	4.25%	4.25%	7/16/2030
Total mortgage notes payable	182,758,762	176,948,438
Plus unamortized mortgage premium, net (9)	390,426	447,471
Less unamortized deferred financing costs	(1,572,582)	(1,469,991)
Mortgage notes payable, net	$181,576,606	$175,925,918
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of June 30, 2021. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2021, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments).
(2)Reclassified to mortgage note payable at June 30, 2021 from mortgage note payable related to real estate investments held for sale as of December 31, 2020 due to a subsequent decision not to sell the real estate investment property securing the loan which was reclassified back to assets held and used from assets held for sale (see Note 3 for details).
(3)The loans on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans are subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the loans, is an event of default under the terms of both loans. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
borrower shall, upon the Bank’s written demand, reduce the principal balance of the loans so that the loan to value ratio is no more than 60%.
(4)The initial contractual interest rate is 4.25% and starting November 18, 2022, the interest rate becomes the U.S. Treasury Bill index rate plus 3.25%.
(5)The initial contractual interest rate is 4.60% through February 20, 2023 and then the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% through February 20, 2028.
(6)The mortgage note as of June 30, 2021 was refinanced on March 5, 2021 with a new lender and terms. The mortgage note as of December 31, 2020 was acquired through the Merger on December 31, 2019.
(7)The loan was acquired through the Merger on December 31, 2019.
(8)The loans on the Northrop Grumman and L3Harris properties were refinanced during the three months ended June 30, 2021. The initial contractual interest rate is 3.35% through June 1, 2026 and then the Prime Rate in effect as of June 1, 2026 plus 0.25% through May 21, 2031; provided that the second fixed interest rate will not be lower than 3.35% per annum.
(9)Represents unamortized net mortgage premium acquired through the Merger.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$182,758,762	$181,576,606	$184,187,667	$176,948,438	$175,925,918	$177,573,106
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of fair value.
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 3, the Company classified one and two properties as real estate held for sale as of June 30, 2021 and December 31, 2020, respectively, which were collateral for mortgage notes payable. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of June 30, 2021 and December 31, 2020:

Collateral	June 30, 2021	December 31, 2020
Dana Property	$4,422,616	$—
Harley Davidson property	—	6,623,346
EcoThrift property	—	2,573,509
Total	4,422,616	9,196,855
Plus unamortized mortgage premium	—	1,550
Less deferred financing costs	(41,190)	(109,967)
Mortgage notes payable, net	$4,381,426	$9,088,438
Credit Facility, Net
The details of the Company's credit facilities as of June 30, 2021 and December 31, 2020 follow:

	June 30, 2021	December 31, 2020
Credit facility	$3,000,000	$6,000,000
Less unamortized deferred financing costs	(110,697)	(21,724)
Credit facility, net	$2,889,303	$5,978,276

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The Credit Facility is secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Credit Facility requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Wirta, the Company’s Chairman, has guaranteed the $6,000,000 initial borrowing, which guarantee will expire upon repayment of the $6,000,000 which is due by September 30, 2021. Mr. Wirta has also guaranteed the $5,000,000 revolving line of credit for working capital. On March 29, 2021, the Company entered into an updated indemnification agreement with Mr. Wirta and the Wirta Trust with respect to their guarantees of borrowings under the Credit Facility pursuant to which the Company agreed to indemnify Mr. Wirta and the Wirta Trust if they are required to make payments to Banc of California pursuant to such guarantees. On July 9, 2021, the Company repaid $1,500,000 of the $3,000,000 which was outstanding under its Credit Facility as of June 30, 2021.
The Credit Facility contains customary representations, warranties and covenants, which are substantially similar to those in the Company's prior credit facility provided by PMB. The Company’s ability to borrow under the Credit Facility will be subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, tangible net worth, corporate existence and financial reporting obligations. The Credit Facility also contains customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Banc of California may accelerate the repayment of amounts outstanding under the Credit Facility, take possession of any collateral securing the Credit Facility and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
Short-term Notes Payable
In connection with the Self-Management Transaction, the Company assumed from BrixInvest its unsecured short-term notes payable (formerly known as “Convertible Promissory Notes”) of $4,800,000 on December 31, 2019. All of these notes were repaid by April 6, 2020.
Economic Relief Notes Payable
On April 20, 2020, a subsidiary of the Company entered into a loan agreement and promissory note evidencing an unsecured loan in the aggregate amount of $517,000 made to this subsidiary under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. In December 2020, the subsidiary of the Company submitted its application for forgiveness of the total amount of the loan to PMB. After PMB’s review, the Company updated its forgiveness application on February 10, 2021, PMB submitted the application to the SBA on February 10, 2021, and on February 16, 2021, the subsidiary of the Company was notified by PMB that the Company's application for forgiveness of the PPP loan had been approved by the SBA in the full amount of $517,000. Accordingly, the forgiveness of the PPP loan was recorded as other income in the first quarter of 2021.
Compliance with All Debt Agreements
The Company's maximum leverage, as defined and approved by the board of directors, including all of the independent directors, is 55% of the aggregate value of the Company’s tangible assets. The Company uses available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to the Company.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the borrowers are subject to certain financial loan covenants. The Company and/or the borrowers were in compliance with such financial loan covenants as of June 30, 2021.
The following summarizes the future principal repayments of the Company’s mortgage notes payable, unsecured credit facility and short-term notes payable as of June 30, 2021:

	Mortgage Notes Payable	Credit Facility	Total
July through December 2021	$6,196,648	$3,000,000	$9,196,648
2022	11,171,882	—	11,171,882
2023	22,203,304	—	22,203,304
2024	31,562,644	—	31,562,644
2025	28,970,205	—	28,970,205
2026	26,484,106	—	26,484,106
Thereafter	56,169,973	—	56,169,973
Total principal	182,758,762	3,000,000	185,758,762
Plus unamortized mortgage premium, net of unamortized discount	390,426	—	390,426
Less deferred financing costs	(1,572,582)	(110,697)	(1,683,279)
Net principal	$181,576,606	$2,889,303	$184,465,909
Interest Expense
The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Mortgage notes payable:
Interest expense	$1,992,812	$2,129,678	$3,826,636	$4,300,183
Amortization of deferred financing costs	103,383	139,600	214,426	258,631
Prepayment penalties	—	—	23,900	47,000
(Gain) loss on interest rate swaps (1)	(92,200)	70,985	(420,243)	1,395,697
Credit facilities:
Interest expense	63,333	166,834	142,085	321,458
Amortization of deferred financing costs	22,139	42,876	43,863	75,336
Other	9,182	8,904	49,118	65,228
Total interest expense	$2,098,649	$2,558,877	$3,879,785	$6,463,533
(1)    Includes unrealized (gain) loss on interest rate swaps of $(90,600) and $7,785 for the three months ended June 30, 2021 and 2020, respectively, and $(517,719) and $1,292,752 for the six months ended June 30, 2021 and 2020, respectively (see Note 8). Accrued interest payable of $55,180 and $45,636 as of June 30, 2021 and December 31, 2020, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its limited liability company subsidiaries, entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable. Four additional swap agreements assumed in conjunction with the Merger which were in place as of December 31, 2020 were terminated in due course or were terminated in connection with asset sales and refinancings during the six months ended June 30, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021					December 31, 2020
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives (iv)	4	$26,291,600	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.55%	2.6 years	8	$36,617,164	One-month LIBOR + applicable spread/Fixed at 3.13%-5.16%	3.35%	2.2 years
(i)The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of June 30, 2021 and December 31, 2020 were $24,935,999 and $34,989,063, respectively.
(ii)The reference rate was as of June 30, 2021.
(iii)The reference rate was as of December 31, 2020.
(iv)The Company terminated swap agreements related to the GSA and Eco-Thrift properties during the six months ended June 30, 2021 and terminated the swap agreement related to the Dinan Cars property mortgage loan during the six months ended June 30, 2020 at aggregate costs of $23,900 and $47,000, respectively (see Note 7).
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the unaudited condensed consolidated balance sheets:

		June 30, 2021		December 31, 2020
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—	—	$—
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	4	$(1,240,336)	8	$(1,743,889)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the unaudited condensed consolidated statements of operations. None of the Company’s derivatives at June 30, 2021 or December 31, 2020 were designated as hedging instruments; therefore, the net unrealized (gain) loss recognized on interest rate swaps of $(90,600) and $7,785 was recorded as a (decrease) increase in interest expense for the three months ended June 30, 2021 and 2020, respectively, and $(517,719) and $1,292,752 was recorded as an increase in interest expense for the six months ended June 30, 2021 and 2020, respectively.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments or by issuing shares of Class C common stock to them. The total fees incurred for board services and paid by the Company for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Board of Directors Compensation	2021	2020	2021	2020
Cash paid for services rendered	$60,000	$—	$60,000	$31,250
Value of shares issued for services rendered	110,000	70,000	180,000	72,083
Total	$170,000	$70,000	$240,000	$103,333

Number of shares issued for services rendered (*)	4,470	2,272	7,510	2,355
*    Adjusted for the 1:3 reverse stock split for the three and six months ended June 30, 2020.
As of June 30, 2020, $101,250 was accrued for the second quarter of 2020 services. This amount was paid in July 2020 by paying cash of $31,250 and issuing 4,821 shares of Class C common stock (adjusted for the 1:3 reverse stock split).
Effective February 3, 2020, the Company's indirect subsidiary, modiv Advisors, LLC, became the advisor to BRIX REIT, Inc., a REIT originally sponsored by BrixInvest, LLC which also sponsored the Company until the Self-Management Transaction on December 31, 2019. During the three and six months ended June 30, 2021 and 2020, no business transactions occurred between the Company and BRIX REIT, Inc. other than minor expenses advanced.
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
Due to Affiliates
In connection with the Self-Management Transaction, the Company assumed two notes payable aggregating $630,820 on December 31, 2019 owed to Mr. Wirta, the Company's Chairman. The notes payable had identical terms including a fixed interest rate of 10% paid semi-monthly and a maturity date of April 23, 2020. The remaining principal amount of $218,931 due for each note, aggregating $437,862, was paid on the maturity date. The repayments are reflected in the change in due to affiliates in the accompanying unaudited statement of cash flows for the six months ended June 30, 2020.
Related Party Transactions with Unconsolidated Entities
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees of $47,984 for both the three months ended June 30, 2021 and 2020, respectively, and $95,967 for both the six months ended June 30, 2021 and 2020, respectively.

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
Tenant Improvements
Pursuant to lease agreements, as of June 30, 2021 and December 31, 2020, the Company had obligations to pay $189,136 and $60,598, respectively, for on-site and tenant improvements to be incurred by tenants. As of June 30, 2021 and December 31, 2020, the Company had $2,400,000 and $92,684 of restricted cash held to fund other building improvements, tenant improvements and leasing commissions.
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
NOTE 11. OPERATING PARTNERSHIP UNITS
Class M OP Units
On September 19, 2019, the Company, the Operating Partnership, BrixInvest and Daisho OP Holdings, LLC, a formerly wholly owned subsidiary of BrixInvest (“Daisho”) which was spun off from BrixInvest on December 31, 2019, entered into the Contribution Agreement pursuant to which the Company agreed to acquire substantially all of the net assets of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership and assumed certain liabilities. The consideration transferred as of December 31, 2019 was determined to have a fair value of $50,603,000 based on a probability weighted analysis of achieving the requisite assets under management (“AUM”) and adjusted funds from operations (“AFFO”) hurdles.
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

MODIV INC.
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
Based on the current conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NAV per share of $26.05 (unaudited) as of June 30, 2021, a Class M OP Unit would be valued at $43.42 (unaudited). This NAV does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units and Class P OP Units, as discussed above.
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
The Company issued a total of 56,029 Class P OP Units to Messrs. Halfacre and Raymond J. Pacini, the Company’s Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited and adjusted for the 1:3 reverse stock split) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense. During the three months ended June 30, 2021 and 2020, the Company amortized and charged $88,783 and $88,784, respectively, and during the six months ended June 30, 2021 and 2020, the Company amortized and charged $177,567 and $177,567, respectively, to stock compensation expense. The unamortized value of these units was $976,618 as of June 30, 2021.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 120,000 Class R OP Units to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 512,000 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 100,000 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 348,000 Class R OP Units were granted to the rest of the employees of the Company. All Class R OP Units granted vest on January 25, 2024 and are then mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. The Company initially concluded that as of March 31, 2021 and again on June 30, 2021, achieving the performance target is not deemed probable and will adjust compensation expense prospectively if achieving the enhancement is deemed probable in the future.
As a result of the Company’s 1:3 reverse stock split on February 1, 2021, Mr. Halfacre’s, Mr. Pacini’s and the remaining employees’ Class R OP Units were adjusted to 210,667 Class R OP Units, 33,333 Class R OP Units and 116,000 Class R OP Units, respectively, for a total of 360,000 Class R OP Units outstanding after adjustment for the 1:3 reverse stock split on February 1, 2021. Stock compensation expense related to the 360,000 Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and will be recognized over the three-year vesting period. During the three months ended June 30, 2021, 1,330 Class R OP Units were forfeited due to the departure of an employee. During the three and six months ended June 30, 2021, the Company amortized and charged $568,304 and $1,014,165, respectively, to stock compensation expense for the Class R OP Units since the grant date, adjusted for the reversal of the previous amortization of the forfeited units. The unamortized value of these units was $6,006,979 as of June 30, 2021.
NOTE 12. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Distributions
The Company paid the June 2021 distribution of $650,167 on July 26, 2021, based on the daily distribution rate of $0.00287670 per share per day of Class C and Class S common stock, which reflects an annualized distribution rate of $1.05 per share or 4.3% per share based on the Company's estimated NAV per share of $24.61 (unaudited) during June 2021. The Company generally pays distributions on the 25th day following the end of each month, or the next business day if the 25th day falls on a weekend or holiday.
Redeemable Common Stock
Subsequent to June 30, 2021, the Company redeemed 83,834 shares of Class C common stock for $2,059,527 and no shares of Class S common stock.
Updated Estimated NAV Per Share
On August 4, 2021, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s Class C common stock and Class S common stock of $26.05 (unaudited) as of June 30, 2021. Additional information on the determination of the Company's updated estimated NAV per share, including the process used to determine its updated estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on August 4, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Sale of Real Estate Investment
On July 7, 2021, the Company completed the sale of its Cedar Park, Texas retail property that was leased to Dana Incorporated, but unoccupied, for $10,000,000, which generated net proceeds of $4,975,334 after repayment of the existing mortgage, commissions and closing costs.
Repayment of Borrowings Under Credit Facility
On July 9, 2021, the Company repaid $1,500,000 of the $3,000,000 that was outstanding under its Credit Facility as of June 30, 2021. As a result of this repayment, the Company has availability to draw up to $15,500,000 under its Credit Facility to fund potential real estate acquisitions, along with additional availability of up to $5,000,000 for working capital.
Real Estate Acquisition
On July 26, 2021, the Company, through a wholly-owned subsidiary of the Operating Partnership, completed the acquisition of an approximately 3,800-square-foot restaurant property leased to Raising Cane’s located in San Antonio, Texas. The restaurant property, which also features a drive-thru, is subject to a triple-net lease whereby the tenant is responsible for all property expenses including taxes, insurance and maintenance. The lease expires on February 28, 2028, with five, 5-year lease renewal options which allows Raising Cane’s to extend the term of its lease for up to 25 additional years. The property is expected to generate $1,600,672 in total rental revenue over the course of its remaining lease term. The contract purchase price for the property is $3,607,424 which was funded with the Company’s available cash on hand. The seller of the property was not affiliated with the Company or its affiliates.

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
Overview
We were formed on May 15, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. Through the Merger (defined below) and acquisitions, we have created one of the largest non-listed real estate investment funds to be raised via crowdfunding technology and the first real estate crowdfunding platform to be completely investor-owned. We plan to expand beyond our traditional single-tenant portfolio of triple-net leased properties to provide individual investors access to a diversified portfolio of real estate and, to a lesser extent, real estate-related investments, to include real estate securities and real estate technology-enabled investments, through wholly-owned or majority controlled subsidiaries. Such investments could arise from single asset transactions and/or portfolio mergers and acquisitions. We will continue to seek opportunities to be an aggregator within the non-listed real estate product industry, utilizing the combination of our deep understanding of both the crowdfunding and real estate markets and the strength of our stockholder-owned, self-managed business model.
We have the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. Effective January 27, 2021, our Company, with the approval of the board of directors, terminated our public offering of up to $800,000,000 of our shares which was being conducted pursuant to a registered offering. In connection with the termination of the registered offering, we stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, we had $600,547,672 of unsold shares in the registered offering, which were deregistered with the SEC. On February 1, 2021, we commenced a private offering of Class C common stock under Regulation D promulgated under the Securities Act and accepted investor subscriptions from only accredited investors until we terminated the Private Offering (as defined below) on August 12, 2021.
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
We are publicly registered and non-listed and since December 31, 2019, we have been internally managed following our acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and our former sponsor (“BrixInvest”), and our merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) as further described below. As of June 30, 2021, we have a portfolio of approximately 2.3 million square feet of aggregate leasable space including 38 commercial real estate properties in 14 states, comprised of 12 retail properties, 14 office properties and 12 industrial properties, including one industrial property classified as held for sale and an approximate 72.7% tenant-in-common interest (the “TIC Interest”) in a Santa Clara, California property.
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. The Operating Partnership was formed on January 28, 2016. We are the sole general partner of, and owned an 83% partnership interest in the Operating Partnership on June 30, 2021. The Operating Partnership limited partners include holders of several classes of ownership with various vesting and enhancement terms as further described in Note 11 to our accompanying unaudited condensed consolidated financial statements.
Self-Management Transaction and Merger on December 31, 2019
We were externally managed through December 31, 2019 by our former external advisor, Rich Uncles NNN REIT Operator, LLC, a Delaware limited liability company. On December 31, 2019, we merged with REIT I and a self-management transaction was completed, whereby we effectuated a contribution agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which we acquired substantially all of the assets and assumed certain liabilities of our former external advisor and our former sponsor in exchange for units of limited partnership interest in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Self-Management Transaction, we became self-managed and eliminated all fees for acquisitions, dispositions and management of our properties, except for third-party property management fees. Following completion of the Self-Management Transaction and the issuance of various other tranches of limited partnership interests, we held an approximately 83% limited partnership interest in the Operating Partnership as of June 30, 2021.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019, REIT I merged with and into Katana Merger Sub, LP (“Merger Sub”), a Delaware limited partnership and wholly-owned subsidiary of our Company, with Merger Sub surviving as a direct, wholly-owned subsidiary of our Company (the “Merger”). At such time, the separate existence of REIT I ceased. As a result, we issued 2,680,740.5 shares (adjusted for the 1:3 reverse stock split) of our Class C common stock to former shareholders of REIT I. On December 31, 2020, Merger Sub was merged into the Operating Partnership and ceased to exist as of December 31, 2020.
Offerings
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
In August 2017, we began offering up to 33,333,333 shares (adjusted for the 1:3 reverse stock split) of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering” and, together with the Registered Offerings (as defined below) and the Private Offering (as defined below), the “Offerings”). The Class S common stock has similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering may be sold only to non-U.S. Persons and may be sold through brokers or other persons who may be paid upfront and deferred selling commissions and fees.
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
Effective January 27, 2021, our Company, with the approval of our board of directors, terminated our public offering of up to $800,000,000 of our shares which was being conducted pursuant to the Follow-on Offering. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, we had $600,547,672 of unsold shares in the Follow-on Offering, which were deregistered with the SEC. On February 1, 2021, we commenced a private offering of Class C common stock under Regulation D promulgated under the Securities Act (the “Private Offering”) and accepted investor subscriptions from only accredited investors until we terminated the Private Offering on August 12, 2021.
On February 1, 2021, with the authorization of our board of directors, we amended and restated our Class C common stock share repurchase program (the “Class C SRP”) in order to (i) revise the minimum holding period before a stockholder may participate in the Class C SRP from three months to six months, (ii) revise the limitations on the share repurchase price so that shares held for less than two years will be repurchased at 98% of the most recently published NAV per share and shares held for at least two years will be repurchased at 100% of the most recently published NAV per share (as opposed to a repurchase price of 97% of the most recently published NAV per share for shares held less than one year, 98% of the most recently published NAV per share for shares held for more than one year but less than two years, 99% of the most recently published NAV per share for shares held for more than two years but less than three years, and 100% of the most recently published NAV per share for shares held for at least three years), (iii) increase the minimum share value (based on the most recently published NAV per share) at which we have the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum share value, from $500 to $1,000, and (iv) include language that provides that the Class C SRP will automatically terminate if our shares of common stock are listed on any national securities exchange. The minimum holding period before a stockholder may participate in the Class C SRP for shares purchased prior to February 1, 2021 will remain at 90 days. On July 28, 2021, our board of directors approved a further amendment and restatement of the Class C SRP to eliminate the holding period for shares of Class C common stock purchased prior to February 1, 2021, which is no longer applicable.

With the authorization of our board of directors, we also amended and restated our Class S common stock share repurchase program (“Class S SRP”) on February 1, 2021 in order to (i) allow our Company to waive the minimum one year holding period before a holder of shares of Class S common stock may participate in the Class S SRP in the event of extraordinary circumstances which would place undue hardship on a stockholder, (ii) increase the minimum Class S share value (based on the most recently published NAV per Class S share) at which we have the right to repurchase all of a stockholder’s shares, if as a result of a repurchase request a stockholder holds less than the minimum Class S share value, from $500 to $1,000, and (iii) include language that provides that the Class S SRP will automatically terminate if our shares of common stock are listed on any national securities exchange.
On January 27, 2021, May 5, 2021 and August 4, 2021, our board of directors approved and established an updated estimated NAV per share of our Class C common stock and Class S common stock of $23.03 (adjusted for the 1:3 reverse stock split), $24.61 and $26.05, respectively (all unaudited).
Updated Estimated Net Asset Value Per Share
On August 4, 2021, our board of directors approved and established an updated estimated NAV per share of our Class C common stock and Class S common stock of $26.05 (unaudited) as of June 30, 2021. Effective August 4, 2021, the purchase price per share of our Class C common stock was increased from $24.61 to $26.05. Also, commencing August 4, 2021, the purchase price per share in the primary portion of the Class S Offering was increased to $26.05 plus the amount of any applicable upfront commissions and fees, and the NAV per share used for purposes of the share repurchase programs was increased to $26.05 for repurchase requests submitted after August 1, 2021.
Additional information on the determination of our most recent estimated NAV per share, including the process used to determine our estimated NAV per share, can be found in our Current Report on Form 8-K filed with the SEC on August 4, 2021. Beginning with distributions scheduled to be paid to stockholders on August 25, 2021, the purchase price per share of our common stock in the Class C and the Class S DRPs was increased from $24.61 to $26.05.
The Company
We are a publicly registered, non-exchange traded company. We believe we are qualified to operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of distributions to our stockholders.
Our primary business consists of acquiring, financing and owning single-tenant retail, office and industrial real estate leased to creditworthy tenants on long-term leases. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of June 30, 2021, our real estate investment portfolio consisted of 38 properties located in 14 states consisting of 12 retail properties, 14 office properties and 12 industrial properties including one retail property held for sale and an approximate 72.7% undivided interest TIC Interest in an industrial property in Santa Clara, California as discussed in Note 4 to our accompanying unaudited condensed consolidated financial statements. The net book value of our real estate investments as of June 30, 2021 was $344,456,456.
With respect to our diversified portfolio of 38 operating properties, including one property held for sale and the TIC Interest as of June 30, 2021:
•12 properties are retail properties which represent an approximate 11% of the portfolio, 14 properties are office properties which represent an approximate 49% of the portfolio, and 12 properties, including one property held for sale and the TIC Interest, are industrial properties which represent an approximate 40% of the portfolio (expressed as a percentage of annualized net operating income);
•Occupancy rate of 100.0%, excluding the Dana industrial property which was held for sale and sold in July 2021;
•Leased to 31 different commercial tenants doing business in 13 separate industries;
•Approximately 2.3 million square feet of aggregate leasable space, including one property held for sale and the TIC Interest;
•An average leasable space per property of approximately 60,000 square feet; approximately 24,000 square feet per retail property, approximately 61,000 square feet per office property, and approximately 95,000 square feet per industrial property; and
•Outstanding mortgage note payable balance of $182,758,762, excluding the balance related to the property held for sale.

As of June 30, 2021, all 38 operating properties in our portfolio are single-tenant properties and all 38 properties were leased, with a weighted average remaining lease term, excluding rights to extend a lease at the option of the tenant, of approximately 5.6 years.
As of June 30, 2021, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of our board of directors in December 2019.
Primary Investment Objectives
Our primary investment objectives are:
•to provide attractive growth in adjusted funds from operations (“AFFO”) and sustainable cash distributions;
•to preserve and return capital contributions;
•to realize value appreciation from proactive investment selection and management;
•to provide future opportunities for growth and value creation; and
•to provide an investment alternative for individual stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate.
We cannot assure you that we will achieve our investment objectives.
Investment Strategy
Commercial Real Estate
In pursuit of our primary objectives, we maintain the ability to expand beyond our traditional single-tenant portfolio of triple-net leased properties and seek to acquire a diversified portfolio of income-generating commercial real estate investments throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. These may include multifamily, retail, office, hotel and industrial assets, as well as others, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. Although we have no current intention to do so, we may also invest a portion of the net proceeds from our offerings in commercial real estate properties outside the United States.
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
To a lesser extent, we may also invest in real estate debt and equity securities and other real estate-related investments to provide current income, portfolio diversification and a source of liquidity for distributions to stockholders, our share repurchase programs, cash management and other purposes.
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
Technology-enabled Real Estate Investments
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

Further, we expect crowdfunding platforms and direct-to-retail real estate management businesses to be natural, potential areas of focus given our management team’s experience, expertise and operational skills in those industries. We define the crowdfunding sector as those U.S.-based companies which use an online platform to raise pools of equity or debt capital directly from investors to acquire or lend against a certain asset or company, whether the asset or company be real estate-related or another alternative asset class. We define the direct-to-retail real estate investment management sector primarily as individual investor-focused platforms offering real estate investment products typically under a variety of regulatory frameworks to include Regulation A, Regulation D and the Investment Company Act of 1940.
We cannot assure you that any of the properties we acquire or real estate-related investments we make will result in the benefits discussed above.
Special Purpose Acquisition Company
To further our mission of being the leading provider of alternative real estate-related products, and to capitalize on opportunities in the public marketplace, we are sponsoring MACS, a SPAC as described in Note 1 to our accompanying unaudited condensed consolidated financial statements. However, there has been significant disruption in the IPO market for SPACs during the second quarter of 2021 and there can be no assurance that MACS can complete an IPO. We are continuing to evaluate how to respond to the changes in the market and may decide to either modify MACS’s IPO or not proceed with the IPO.
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
Our Credit Facility (as defined below) provides a $22,000,000 line of credit including a $17,000,000 revolving line of credit for real estate acquisitions and an additional $5,000,000 revolving line of credit for working capital. After our initial draw of $6,000,000 to fund the repayment of our prior credit facility provided by Pacific Mercantile Bank (“PMB”), on March 31, 2021, and subsequent repayments of $3,000,000 in June 2021 and $1,500,000 in July 2021, we have $15,500,000 available to finance real estate acquisitions and $5,000,000 available for working capital purposes.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our maximum leverage as defined and approved by the board of directors, including all of the independent directors, is 55% of the aggregate value of our tangible assets. We use available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate value of our tangible assets. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. As of June 30, 2021, our leverage ratio was 49%.
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
On March 29, 2021, we entered into a new credit facility with Banc of California (the “Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023 which replaced the prior $12,000,000 credit facility provided by PMB which had a balance outstanding of $6,000,000 as of December 31, 2020, which was repaid on March 31, 2021. Under the terms of the Credit Facility, we will pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 4.75% per annum. We paid Banc of California origination fees of $77,000 in connection with the Credit Facility and will pay an unused commitment fee of 0.15% per annum of the unused portion of the Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Credit Facility.
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
As of June 30, 2021, the outstanding principal balance of our mortgage notes payable on our operating properties, including mortgage notes payable related to real estate investments held for sale, and our revolving credit facility were $187,181,378 and $3,000,000, respectively. As of June 30, 2021, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,817,066, which is not included in our unaudited condensed consolidated balance sheets. On July 9, 2021, we repaid $1,500,000 of the $3,000,000 which was outstanding under our Credit Facility as of June 30, 2021.
Refinancing Transactions and Sale of Real Estate Investments
During the six months ended June 30, 2021, we refinanced the following mortgage notes:

	December 31, 2020	New	Prior	New	Original	New
Properties	Principal Amount	Principal Amount	Interest Rate	Interest Rate	Maturity Date	Maturity Date
Levins	$2,032,332	$2,700,000	3.74%	3.75%	3/5/2021	2/16/2026
Dollar General Bakersfield	$2,268,922	$2,280,000	3.38%	3.65%	3/5/2021	2/16/2028
Labcorp	$4,020,418	$5,400,000	3.38%	3.75%	3/5/2021	2/16/2026
GSA (MSHA)	$1,752,092	$1,756,000	3.13%	3.65%	8/5/2021	2/16/2026
L3Harris	$5,185,929	$6,300,000	4.69%	3.35%	4/1/2022	5/21/2031
Northrop Grumman	$5,518,589	$7,000,000	4.40%	3.35%	7/2/2022	5/21/2031
During the six months ended June 30, 2021, we sold the following retail real estate investments:

Property	Location	Disposition Date	Rentable Square Feet	Contract Sale Price	Net Proceeds	Gain on Sale
Chevron Gas Station	Roseville, CA	1/7/2021	3,300	$4,050,000	$3,914,909	$228,769
EcoThrift	Sacramento, CA	1/29/2021	38,536	5,375,300	2,684,225	51,415
Chevron Gas Station	San Jose, CA	2/12/2021	1,060	4,288,888	4,054,327	9,458
Total			42,896	$13,714,188	$10,653,461	$289,642
In addition, on July 7, 2021, we completed the sale of our Dana industrial property for $10,000,000 which generated net proceeds of $4,975,334 after repayment of the existing mortgage, commissions and closing costs.

Sales Pursuant to Our Private Offering
We commenced the Private Offering to accredited investors only under Regulation D promulgated under the Securities Act on February 1, 2021, and during the period from February 1, 2021 to June 30, 2021, we sold 32,737 shares of Class C common stock pursuant to the Private Offering for aggregate proceeds of $764,078. We terminated the Private Offering on August 12, 2021. Once the SEC qualifies our Regulation A Offering Statement on Form 1-A that was initially filed with the SEC on June 29, 2021, the Regulation A offering will allow us to once again accept investor subscriptions from investors who are not accredited and provide access to commercial real estate investments to a much larger audience.
Share Repurchases
For the three months ended June 30, 2021, we received share repurchase requests and repurchased shares as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
April 2021	$3,492,889	May 5, 2021	$897,217
May 2021	$4,470,888	June 1, 2021	$872,613
June 2021	$4,255,605	July 6, 2021	$1,005,465
(1)    Including Extraordinary Circumstance Repurchases (as defined below) and after applicable administrative fees for shares held less than two years for shares repurchased thereafter.
Impact of the COVID-19 Pandemic on Our Capital Resources
Uncertainties over the future utilization of office and retail properties which have arisen as a result of the COVID-19 pandemic have severely impacted our ability to raise capital through our offerings. From January 1, 2021 through June 30, 2021, we raised approximately $4,600,000 through our offerings, including our distribution reinvestment plans, a 67% decrease compared with approximately $14,100,000 raised during the first six months of 2020. In addition, share repurchases increased from approximately $10,000,000 during the first six months of 2020 to approximately $13,000,000 in the first six months of 2021, and we decided not to repurchase an additional $3,421,256 in repurchase requests received during July 2021 in order to preserve liquidity.
In April 2020, one of our subsidiaries was successful in obtaining a $517,000 loan through the Small Business Administration’s Paycheck Protection Program (“PPP”), which was funded by PMB on April 20, 2020. In December 2020, our subsidiary submitted its application for forgiveness of the total amount of the loan to PMB. After PMB’s review, our subsidiary updated its forgiveness application on February 10, 2021. PMB submitted the application to the SBA on February 10, 2021, and on February 16, 2021, our subsidiary was notified by PMB that its application for forgiveness of the PPP loan had been approved by the SBA in the full amount of $517,000. Accordingly, the forgiveness of the PPP loan is reflected in other income for the six months ended June 30, 2021 in our accompanying unaudited condensed consolidated financial statements.

Cash Flow Summary
The following table summarizes our cash flow activity for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$3,083,353	$3,382,882
Net cash provided by (used in) investing activities	$14,624,425	$(3,693,954)
Net cash used in financing activities	$(15,710,863)	$(2,546,990)
Cash Flows from Operating Activities
For the six months ended June 30, 2021 and 2020, net cash provided by operating activities was $3,083,353 and $3,382,882, respectively.
The cash provided by operating activities during the six months ended June 30, 2021 primarily reflects adjustments to our net loss of $1,905,491, distributions from investment in unconsolidated entity of $161,967 and net other non-cash charges of $6,434,115 related to depreciation and amortization, stock compensation expense, amortization of deferred financing costs, amortization of deferred lease incentives and amortization of above market lease intangibles, which were partially offset by amortization of below-market lease intangibles, gain on forgiveness of economic relief note payable, unrealized gain on interest rate swap valuation, gain on sale of real estate investments, reversal of impairment of real estate property, amortization of deferred rents and undistributed income from investment in an unconsolidated entity. In addition, cash used by changes in operating assets and liabilities was $1,607,238 during the six months ended June 30, 2021 primarily due to an increase in prepaid and other assets and a decrease in accounts payable, accrued and other liabilities, partially offset by a decrease in tenant receivables.
The cash provided by operating activities during the six months ended June 30, 2020 primarily reflects adjustments to our net loss of $51,033,196, distributions from investment in unconsolidated entities of $334,189 and net non-cash charges of $56,839,200 primarily related to impairment of goodwill and intangible assets, depreciation and amortization, impairment of real estate investment property, unrealized loss on interest rate swap valuation, amortization of deferred financing costs, reserve for loan guarantee and stock compensation expense, which were partially offset by amortization of deferred rents, amortization of below-market lease intangibles and income from investment in unconsolidated entity. In addition, the net non-cash charges were partially offset by a net use of cash due to changes in operating assets and liabilities of $2,757,311 during the six months ended June 30, 2020 primarily due to increases in tenant receivables, prepaid and other assets and decreases in accounts payable, accrued and other liabilities and due to affiliates.
We continue to expect that our cash flows from operating activities will be positive in the next twelve months; however, there can be no assurance that this expectation will be realized.
Cash Flows from Investing Activities
Net cash provided by investing activities was $14,624,425 for the six months ended June 30, 2021 and consisted primarily of the following:
•$13,221,509 for proceeds from sale of real estate investments; and
•$1,824,383 for collection of a note receivable from sale of real estate property; partially offset by
•$309,717 of additions to existing real estate investments; and
•$111,750 of additions to intangibles assets.
Net cash used in investing activities was $3,693,954 for the six months ended June 30, 2020 and consisted primarily of the following:
•$2,170,913 of additions to existing real estate investments;
•$533,041 of additions to intangible assets; and
•$990,000 for lease incentives.

Cash Flows from Financing Activities
Net cash used in financing activities was $15,710,863 for the six months ended June 30, 2021 and consisted of the following:
• $24,399,915 of mortgage notes principal payments and deferred financing cost payments of $381,076 to third parties;
•$9,000,000 of repayments on our credit facilities;
•$13,046,857 used for repurchases of shares under the share repurchase plan;
•$1,726,567 of cash distributions paid to common stockholders; and
•$81,196 of refundable loan deposits.
These uses were partially offset by:
•$2,299,380 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $810,632;
•$25,436,000 of proceeds from mortgage notes payable; and
•$6,000,000 of proceeds from borrowings on our credit facility.
Net cash used in financing activities was $2,546,990 for the six months ended June 30, 2020 and consisted primarily of the following:
•$2,003,558 of mortgage notes principal payments and deferred financing cost payments of $56,997 to third parties;
•$4,800,000 of full principal repayments on our short-term notes;
• $9,987,775 used for repurchases of shares under the share repurchase plan; and
•$3,090,265 of cash distributions paid to common stockholders.
These uses were partially offset by:
•$9,427,526 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $822,921;
•$4,000,000 of proceeds from mortgage notes payable;
•$527,000 of proceeds from economic relief notes payable; and
•$4,260,000 of proceeds from borrowings on our prior credit facility.

Funds from Operations and Adjusted Funds from Operations
In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“Nareit”) promulgated a measure known as Funds from Operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. Because FFO calculations adjust for such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current Nareit definition or may interpret the current Nareit definition differently than we do, making comparisons less meaningful.
Additionally, we use AFFO as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of stock-based compensation, deferred rent, amortization of in-place lease valuation intangibles, acquisition-related costs, deferred financing fees, asset impairment write-downs, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, write-off transaction costs and other one-time transactions.
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
Neither the SEC, Nareit, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure. Furthermore, as described in Note 11 to our accompanying unaudited condensed consolidated financial statements, the conversion ratios for units of Class M limited partnership interest in the Operating Partnership, units of Class P limited partnership interest in the Operating Partnership and units of Class R limited partnership interest (“Class R OP Units”) in the Operating Partnership can increase if the specified performance hurdles are achieved.

The following are the calculations of FFO and AFFO for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net loss	$(1,905,491)	$(51,033,196)
FFO adjustments:
Add: Depreciation and amortization	7,077,287	8,189,797
Amortization of lease incentives	105,541	30,602
Depreciation and amortization for investment in TIC Interest	363,572	363,476
Less: Gain on sale of real estate investments, net	(289,642)	—

FFO	5,351,267	(42,449,321)
AFFO adjustments:
Add: Impairment of real estate investments	(400,999)	9,506,525
Impairment of goodwill and intangible assets	—	34,572,403
Gain on forgiveness of economic relief note payable	(517,000)	—
Amortization of corporate intangibles	925,739	925,989
Stock compensation	1,371,732	350,900
Amortization of deferred financing costs	199,693	298,283
Amortization of above-market intangible leases	64,913	98,966
Unrealized (gains) losses on interest rate swaps	(517,719)	1,292,752
Acquisition fees and due diligence expenses, including abandoned pursuit costs	238,496	135,454
Reserve for loan guarantee	—	3,125,037
Less: Deferred rents	(702,978)	(631,054)
Amortization of below-market intangible leases	(735,150)	(774,589)
Other adjustments for unconsolidated entities	(44,390)	(43,550)
AFFO	$5,233,604	$6,407,795

Weighted average shares outstanding - fully diluted	8,880,365	9,182,072
Weighted average shares outstanding - basic	7,630,401	7,992,108

FFO Per Share, Fully Diluted	$0.60	$(4.62)
AFFO Per Share, Basic	$0.69	$0.80

Results of Operations
As of June 30, 2021, we owned 38 operating properties, including one industrial property classified as held for sale and an approximate 72.7% TIC Interest in an industrial property. We did not acquire any operating properties during the first half of 2021 or 2020, but we did acquire a Raising Cane’s retail property in July 2021 as discussed in Note 12 to our accompanying unaudited condensed consolidated financial statements. We sold three retail properties during the first half of 2021, which were previously classified as held for sale as of December 31, 2020 and one industrial property in July 2021 that was classified as held for sale as of June 30, 2021 as discussed in Note 12 to our accompanying unaudited condensed consolidated financial statements. No operating properties were sold during the first half of 2020. The operating results of the properties that were classified in the ordinary course of business as held for sale are included in our continuing results of operations.
We expect that rental income, tenant reimbursements, depreciation and amortization expense, and interest expense will decrease during the second half of 2021 as compared with the second half of 2020 as a result of the nine dispositions discussed above (seven retail properties and two industrial properties), partially offset by the results from the Raising Cane's retail property acquired on July 26, 2021. Our results of operations for the three and six months ended June 30, 2021 may not be indicative of those expected in future periods. Due to the continuing COVID-19 pandemic, including the recent spread of the Delta variant, in the United States and globally, our tenants and operating partners continue to be impacted. The continued impact of the COVID-19 pandemic and the Delta variant on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information regarding mutation of COVID-19, the success of actions taken to contain or treat COVID-19, the effectiveness of the current vaccines to contain the COVID-19 variants including the Delta variant, and reactions by consumers, companies, governmental entities and capital markets.
Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020
Rental Income
Rental income, including tenant reimbursements, for the three months ended June 30, 2021 and 2020 was $9,173,000 and $9,277,020, respectively. The decrease of $104,020, or 1%, quarter-over-quarter primarily reflects the reduction of rental income from the eight operating properties (seven retail properties and one industrial property) sold during the second half of 2020 and the first quarter of 2021. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of June 30, 2021 was $26,219,270, excluding the annualized base rental income of one industrial property held for sale as of June 30, 2021 and sold on July 7, 2021.
General and Administrative
General and administrative expenses were $2,875,869 and $2,369,358 for the three months ended June 30, 2021 and 2020, respectively. The increase of $506,511, or 21%, quarter-over-quarter primarily reflects $568,304 of stock compensation expense related to the Class R OP Units granted in January 2021 (discussed in detail in Note 11 to our accompanying unaudited condensed consolidated financial statements), offset in part by reductions in costs related to office rent, technology services and legal fees in the current year quarter compared to the prior year quarter.
Depreciation and Amortization
Depreciation and amortization expense was $3,978,323 and $4,480,262 for the three months ended June 30, 2021 and 2020, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The decrease of $501,939, or 11%, quarter-over-quarter primarily reflects the reduction of depreciation and amortization expenses related to the eight operating properties (seven retail properties and one industrial property) sold during the second half of 2020 and the first quarter of 2021.

Interest Expense
Interest expense was $2,098,649 and $2,558,877 for the three months ended June 30, 2021 and 2020, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements for the detail of the components of interest expense). The decrease of $460,228, or 18%, quarter-over-quarter was primarily due to our gain on interest rate swaps of $92,200 during the three months ended June 30, 2021, compared to a loss on interest rate swaps of $70,985 during the three months ended June 30, 2020.
In addition, there was also a decrease in the average principal balance of our mortgage notes payable to approximately $180,626,000 during the second quarter of 2021 from approximately $197,084,000 during the second quarter of 2020. Average credit facility borrowings were approximately $5,500,000 during the second quarter of 2021 compared to approximately $12,000,000 during the second quarter of 2020.
Property Expenses
Property expenses were $1,697,886 and $1,854,637 for the three months ended June 30, 2021 and 2020, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The decrease of $156,751, or 8%, quarter-over-quarter primarily reflects the reduction in expenses related to the eight operating properties (seven retail properties and one industrial property) sold during the second half of 2020 and the first quarter of 2021.
Impairment of Investments in Real Estate Properties
Impairment of investments in real estate properties was a credit of $400,999 for the three months ended June 30, 2021 and a charge of $349,457 for the three months ended June 30, 2020. The credit for the three months ended June 30, 2021 resulted from an adjustment to reduce the impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for investment and use in June 2021 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for a detailed discussion of the adjustment). The impairment charge in the prior year quarter relates to the impairment of one property located in Lake Elsinore, California, due to the sale of this property and the negative impacts of the COVID-19 pandemic (see Note 4 to our accompanying unaudited condensed consolidated financial statements for impairment details).
Reserve for Loan Guarantee
The credit to our reserve for our estimated liability under a loan guarantee amounted to $4,253 for the three months ended June 30, 2020. This represented the change in the estimated liability for a loan guarantee related to our subsidiary's secured mortgage for the Las Vegas, Nevada property, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property. The Las Vegas, Nevada property was sold on December 15, 2020 and the reserve was reversed as a result of the buyer's assumption of the related note payable.
Other Income
Interest income was $51 and $605 for the three months ended June 30, 2021 and 2020, respectively.
Income from investments in unconsolidated entities was $74,834 and $125,658 for the three months ended June 30, 2021 and 2020, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the second quarters of 2021 and 2020, respectively.
Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020
Rental Income
Rental income, including tenant reimbursements, for the six months ended June 30, 2021 and 2020 was $18,213,863 and $20,331,429, respectively. The decrease of $2,117,566, or 10%, period-over-period primarily reflects the reduction of rental income from the eight operating properties (seven retail properties and one industrial property) sold during the second half of 2020 and the first quarter of 2021. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of June 30, 2021 was $26,219,270, excluding the annualized base rental income of one industrial property held for sale as of June 30, 2021 and sold in July 2021.

General and Administrative
General and administrative expenses were $6,158,753 and $4,924,363 for the six months ended June 30, 2021 and 2020, respectively. The increase of $1,234,390, or 25%, period-over-period primarily reflects $1,014,165 of stock compensation expense related to the Class R OP Units granted in January 2021 (discussed in Note 11 to our accompanying unaudited condensed consolidated financial statements).
Depreciation and Amortization
Depreciation and amortization expense was $8,003,026 and $9,115,786 for the six months ended June 30, 2021 and 2020, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The decrease of $1,112,760, or 12%, period-over-period primarily reflects the reduction of depreciation and amortization expenses related to the eight operating properties (seven retail properties and one industrial property) sold during the second half of 2020 and the first quarter of 2021.
Interest Expense
Interest expense was $3,879,785 and $6,463,533 for the six months ended June 30, 2021 and 2020, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements for the detail of the components of interest expense). The decrease of $2,583,748, or 40%, period-over-period was primarily due to our gain on interest rate swaps of $420,243 during the six months ended June 30, 2021, compared to a loss on interest rate swaps of $1,395,697 during the six months ended June 30, 2020. In addition, there was also a decrease in the average principal balance of our mortgage notes payable from approximately $197,853,000 during the first half of 2020 to approximately $179,173,000 during the first half of 2021. Average credit facility borrowings were approximately $10,935,000 during the first half of 2020, compared to $5,750,000 during the first half of 2021.
Property Expenses
Property expenses were $3,452,833 and $3,803,356 for the six months ended June 30, 2021 and 2020, respectively. These expenses primarily relate to property taxes and repairs and maintenance expense, the majority of which are reimbursed by tenants. The decrease of $350,523, or 9%, period-over-period primarily reflects the reduction in expenses related to the eight operating properties (seven retail properties and one industrial property) sold during the second half of 2020 and the first quarter of 2021.
Impairment of Investments in Real Estate Properties
Impairment of investments in real estate properties was a credit of $400,999 for the six months ended June 30, 2021 and a charge of $9,506,525 for the six months ended June 30, 2020. The current year period's credit resulted from an adjustment to reduce the impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for use in June 2021 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for a detailed discussion of the adjustment). The impairment charge recorded in the six months ended June 30, 2020 relates to the impairments of four properties formerly leased to Rite Aid, 24 Hour Fitness, Dinan Cars and Dana due to the negative impacts of the COVID-19 pandemic and the forced closure of the 24 Hour Fitness in Las Vegas, Nevada, as well as uncertainty regarding our ability to re-lease the Dinan Cars and Dana vacant properties on the same or better terms, or at all (see Note 4 to our accompanying unaudited condensed consolidated financial statements for impairment details). The properties formerly leased by Rite Aid, 24 Hour Fitness, Dinan Cars and Dana were sold in August, October, December 2020 and July 2021, respectively.
Impairment of Goodwill and Intangible Assets
Impairment charges of $34,572,403 recorded during the six months ended June 30, 2020 consisted of goodwill impairment of $33,267,143 (approximated 66% of goodwill) and intangible assets impairment of $1,305,260 (approximated 16% of intangible assets) related to our investor list. These impairments reflected the negative impacts of the COVID-19 pandemic to the carrying values of goodwill and intangible assets (see Note 5 to our accompanying unaudited condensed consolidated financial statements for impairment details). We did not incur any impairment charges for our goodwill and intangible assets during the six months ended June 30, 2021.

Reserve for Loan Guarantee
The credit to our reserve for estimated liability under a loan guarantee amounted to $3,125,037 for the six months ended June 30, 2020. This represented the estimated liability for a loan guarantee related to our subsidiary's secured mortgage for the Las Vegas, Nevada property, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property. The Las Vegas, Nevada property was sold on December 15, 2020 and the reserve was reversed as a result of the buyer's assumption of the related note payable.
Gain on Sale of Real Estate Investments
The gain on sale of investments of $289,642 for the six months ended June 30, 2021 relates to the sale of three retail properties during the current year period (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details).
Other Income
Interest income was $100 and $4,822 for the six months ended June 30, 2021 and 2020, respectively.
Income from investments in unconsolidated entities was $147,302 and $146,411 for the six months ended June 30, 2021 and 2020, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first half of 2021 and 2020, respectively.
Other income for the six months ended June 30, 2021 also includes the Small Business Administration’s forgiveness in February 2021 of our economic relief note payable of $517,000 obtained in April 2020 under the terms of the Paycheck Protection Program.
Organizational and Offering Costs
Organizational and offering costs include all expenses incurred in connection with the Offerings, including investor relations payroll expenses and all other expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate. For the six months ended June 30, 2021 and June 30, 2020, we incurred organizational and offering costs aggregating $810,632 and $822,881, respectively, which are recorded in our financial statements as an offset to equity. As of June 30, 2021, we had recorded cumulative organizational and offering costs of $7,954,795, including $5,429,105 paid to our former sponsor or affiliates.
Our organizational and offering costs were paid by our former sponsor on our behalf through September 30, 2019, after which we agreed to pay all future organization and offering costs pursuant to an amendment to the advisory agreement with our former external advisor in October 2019 and to no longer be reimbursed by our former sponsor for investor relations personnel costs after September 30, 2019, in exchange for our former sponsor's agreement to terminate its right to receive 3% of gross offering proceeds as reimbursement for organization and offering costs paid by our former sponsor. Prior to September 30, 2019, we were obligated to reimburse our former sponsor for organizational and offering costs related to the Initial Registered Offering and the Class S Offering paid by it on our behalf, provided such reimbursement did not exceed 3% of gross offering proceeds raised in the Initial Registered Offering and the Class S Offering as of the date of the reimbursement. We recorded $5,429,105 of organizational and offering costs paid to our former sponsor or affiliates through September 30, 2019.

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
Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

	Total Distributions	Distributions Declared	Distributions Paid		Cash Flows Provided by (Used in) Operating
Period (1)	Declared	Per Share	Cash	Reinvested	Activities
2021
First Quarter 2021 (2)	$1,991,676	$0.258903	$891,202	$1,130,949	$102,091
Second Quarter 2021 (3)	1,976,511	0.261780	835,381	1,131,281	2,981,262
	$3,968,187	$0.520683	$1,726,583	$2,262,230	$3,083,353
2020
First Quarter 2020 (4)	$4,189,102	$0.523018	$1,379,751	$2,360,514	$1,947,505	*
Second Quarter 2020 (5)	3,270,291	0.407691	1,710,514	2,304,199	(774,533)	*
Third Quarter 2020 (6)	2,135,815	0.264656	981,432	1,150,452	2,638,676
Fourth Quarter 2020 (7)	2,106,620	0.264656	947,519	1,143,369	1,765,192
2020 Totals	$11,701,828	$1.460021	$5,019,216	$6,958,534	$5,576,840	*
*    Includes non-recurring Merger costs of $201,920 during the year ended December 31, 2020 ($193,460 during the quarter ended March 31, 2020 and $8,460 during the quarter ended June 30, 2020).
(1)The distributions paid per share of Class S common stock is net of deferred selling commissions.
(2)The distribution of $675,221 for the month of March 2021 was declared in January 2021 and paid on April 26, 2021. The amount was recorded as a liability as of March 31, 2021.
(3)The distribution of $650,167 for the month of June 2021 was declared in March 2021 and paid on July 26, 2021. The amount was recorded as a liability as of June 30, 2021 in the accompanying unaudited condensed consolidated balance sheets.
(4)The distribution of $1,415,328 for the month of March 2020 was declared in January 2020 and paid on April 27, 2020. The amount was recorded as a liability as of March 31, 2020.
(5)The distribution of $691,443 for the month of June 2020 was declared in May 2020 and paid on July 27, 2020. The amount was recorded as a liability as of June 30, 2020.
(6)The distribution of $674,837 for the month of September 2020 was declared in May 2020 and paid on October 26, 2020. The amount was recorded as a liability as of September 30, 2020.
(7)The distribution of $699,997 for the month of December 2020 was declared in September 2020 and paid on January 22, 2021. The amount was recorded as a liability as of December 31, 2020.

Our sources of distribution payments were as follows:

Period	Net Rental Income Received	Offering Proceeds
2021
First Quarter 2021	$1,991,676	$—
Second Quarter 2021	1,976,511	—
2021 Totals	$3,968,187	$—
2020
First Quarter 2020	$4,189,102	$—
Second Quarter 2020	3,270,291	—
Third Quarter 2020	2,135,815	—
Fourth Quarter 2020	2,106,620	—
2020 Totals	$11,701,828	$—
Distributions to stockholders were declared and paid based on daily record dates at rates per share per day. The distribution details are as follows:

Distribution Period	Rate Per Share Per Day (1)		Declaration Date	Payment Date
2021
January 1-31	$0.00287670		December 9, 2020	February 25, 2021
February 1-28	$0.00287670		January 27, 2021	March 25, 2021
March 1-31	$0.00287670		January 27, 2021	April 26, 2021
April 1-30	$0.00287670		March 25, 2021	May 25, 2021
May 1-31	$0.00287670		March 25, 2021	June 25, 2021
June 1-30	$0.00287670		March 25, 2021	July 26, 2021
July 1-31	$0.00287670		June 16, 2021	(3)
August 1-31	$0.00287670		June 16, 2021	(3)
September 1-30	$0.00287670		June 16, 2021	(3)
October 1-31	$0.00315070		August 12, 2021	(3)
November 1-30	$0.00315070		August 12, 2021	(3)
December 1-31	$0.00315070		August 12, 2021	(3)
2020
January 1-31	$0.00576630		December 18, 2019	February 25, 2020
February 1-29	$0.00573771		January 24, 2020	March 25, 2020
March 1-31	$0.00573771		January 24, 2020	April 27, 2020
April 1-30	$0.00573771		January 24, 2020	May 26, 2020
May 1-31	$0.00481479	(2)	May 20, 2020	June 25, 2020
June 1-30	$0.00287670		May 20, 2020	July 27, 2020
July 1-31	$0.00287670		May 20, 2020	August 26, 2020
August 1-31	$0.00287670		May 20, 2020	September 28, 2020
September 1-30	$0.00287670		May 20, 2020	October 26, 2020
October 1-31	$0.00287670		September 30, 2020	November 25, 2020
November 1-30	$0.00287670		September 30, 2020	December 28, 2020
December 1-31	$0.00287670		September 30, 2020	January 22, 2021
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
Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of June 30, 2021, December 31, 2020 and June 30, 2020, including one, four and four assets held for sale as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	As of
	June 30, 2021	December 31, 2020	June 30, 2020
Number of properties:	(1)	(2)	(3)
Retail	12	15	19
Office	14	14	14
Industrial	12	12	13
Total operating properties and properties held for sale	38	41	46
Land	1	1	1
Total properties	39	42	47

Leasable square feet:
Retail	291,513	334,409	362,764
Office	853,963	853,963	904,499
Industrial	1,145,519	1,145,519	1,185,279
Total	2,290,995	2,333,891	2,452,542
(1)    Includes one retail property held for sale as of June 30, 2021.
(2)    Includes four retail properties held for sale as of December 31, 2020, three of which were sold during the first quarter of 2021.
(3)    Includes three retail properties and one industrial property held for sale as of June 30, 2020, all of which were sold during the second half of 2020.
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
Effective August 1, 2020, we executed an amendment for the early termination of the Dana lease from July 31, 2024 to July 31, 2022 in exchange for an early termination payment of $1,381,767 due on July 31, 2022 and continued rent payments of $65,000 per month from August 1, 2020 through July 1, 2022. As provided in the amendment, although we sold the Dana property on July 7, 2021 (prior to July 31, 2022), Dana is obligated to continue paying rent of $65,000 per month through July 1, 2022 plus the early termination payment of $1,381,767 due on July 31, 2022, or they may elect to pay a cash lump sum payment to us equal to the net present value of the remaining rent payments.

We completed the sale of three retail properties during the first six months of 2021.

Property	Location	Disposition Date	Contract Sales Price	Net Proceeds (1)
Chevron Gas Station	Roseville, CA	1/7/2021	$4,050,000	$3,914,909
EcoThrift	Sacramento, CA	1/29/2021	5,375,300	2,684,225
Chevron Gas Station	San Jose, CA	2/12/2021	4,288,888	4,054,327
			$13,714,188	$10,653,461
(1)    Net of commissions, closing costs paid and repayment of the outstanding mortgage on the EcoThrift property.
In addition, on July 7, 2021, we completed the sale of our Dana industrial property for $10,000,000 which generated net proceeds of $4,975,334 after repayment of the existing mortgage, commissions and closing costs.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have two tenants with leases that provide for tenant improvement allowances which have a remaining aggregate balance of $189,136, all of which will be funded from restricted cash on deposit at Banc of California. We expect that the related improvements will be completed within the next 12 months.
In addition, we have identified approximately $2,400,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months, including approximately $1,565,000 of building improvements at the Northrop Grumman and Wood properties which we have agreed to complete in a timely manner. The improvements at the Northrup Grumman property will be funded from restricted cash on deposit at Banc of California of $1,271,462. Approximately $700,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. We will have to pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $1,700,000 are not recoverable from tenants. These improvements will be funded from operating cash flows, debt financings or proceeds from the sale of shares of our common stock.
Recent Market Conditions
We continue to face significant uncertainties due to the COVID-19 pandemic, including the Delta variant. Both the investing and leasing environments are highly competitive. Even before the COVID-19 pandemic, uncertainty regarding the economic and political environment had made businesses reluctant to make long-term commitments or changes in their business plans. The COVID-19 pandemic has resulted in significant disruptions in utilization of office and retail properties and uncertainty over how tenants will respond when their leases are scheduled to expire.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic, may result in decreases in cash flows from investment properties. We have nine leases scheduled to expire in either 2022 or 2023, which comprise an aggregate of 805,822 leasable square feet and represent approximately 24.5% of projected 2021 net operating income from properties. The tenants of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases. Potential declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. However, we have successfully negotiated lease extensions for four properties (two Dollar Generals in Ohio, Northrop Grumman in Melbourne, Florida and PreK in San Antonio, Texas) over the last six months and are in the process of negotiating potential lease extensions with several other tenants.

While we have had success during 2020 and the first half of 2021 with refinancing nine of our properties, uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. We continuously review our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. We plan to rely on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity, or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets.
The debt market remains sensitive to the macro environment, such as impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. While we have been able to successfully refinance nine of our properties as described above, we may experience more stringent lending criteria in the future, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, short-term variable rate loans, or any combination of the foregoing.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 31, 2021. There have been no significant changes to our policies during the six months ended June 30, 2021.

Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to our accompanying unaudited condensed consolidated financial statements for discussion of commitment and contingencies).
Related-Party Transactions and Agreements
Through December 31, 2019, we had contracted for advisory services through an advisory agreement with our former advisor whereby we paid certain fees to, or reimbursed certain expenses of, our former advisor or affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 9 to our accompanying unaudited condensed consolidated financial statements for additional details of the various related-party transactions and agreements).
Subsequent Events
See Note 12 to our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to June 30, 2021 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of June 30, 2021.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 10 to our accompanying unaudited condensed consolidated financial statements is incorporated herein by reference.
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
During the three months ended June 30, 2021, we issued a total of 4,470 shares of Class C common stock to five non-employee members of our board of directors for their service as board members during the second quarter of 2021. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
During the three months ended June 30, 2021, we also issued 230 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $5,511. Such issuances were made pursuant to the distribution reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

Sales Pursuant to Our Private Offering
On February 1, 2021, we commenced the Private Offering of Class C common stock to accredited investors only under Regulation D promulgated under the Securities Act. Shares of Class C common stock are sold at a per share offering price equal to the most recently published NAV per share determined by our board of directors. We will primarily use the net proceeds from the Private Offering to invest in a diversified portfolio of real estate and real estate-related investments, or to re-lease and reposition our properties in accordance with our investment strategy and policies, including commissions and costs associated with such investments. We also expect to use a portion of the proceeds of the Private Offering for general corporate purposes, including capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; the repayment of debt; the funding of stockholder distributions; and to provide liquidity to our stockholders pursuant to our share repurchase program.
During the three months ended June 30, 2021, we sold 28,724 shares of Class C common stock pursuant to the Private Offering for aggregate proceeds of $671,673.
We terminated the Private Offering on August 12, 2021. Once the SEC qualifies our Regulation A Offering Statement on Form 1-A that was initially filed with the SEC on June 29, 2021, the Regulation A offering will allow us to once again accept investor subscriptions from investors who are not accredited and provide access to commercial real estate investments to a much larger audience.
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
We have the discretion, but not the obligation, under extraordinary market or economic circumstances, to make a special repurchase in equal, nominal quantities of shares from all stockholders who have submitted share repurchase requests during the period (“Extraordinary Circumstance Repurchases”). These Extraordinary Circumstance Repurchases will precede any pro rata share repurchases that may be made during the period.
For the three months ended June 30, 2021, we received share repurchase requests that resulted in share repurchases as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
April 2021	$3,492,889	May 5, 2021	$897,217
May 2021	$4,470,888	June 3, 2021	$872,613
June 2021	$4,255,605	July 6, 2021	$1,005,465
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
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended June 30, 2021. For the three months ended June 30, 2021, no shares of our Class S common stock were repurchased.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Dollar Value of Shares Available That May Be Repurchased Under the Program
April 1-30, 2021	39,079	$22.96	39,079	(2)
May 1-31, 2021	35,533	$24.56	35,533	(2)
June 1-30, 2021	40,940	$24.56	40,940	(2)
Total	115,552		115,552
(1)Following our calculation of our estimated NAV per share of $26.05 (unaudited), which our board of directors approved on August 4, 2021 and calculated as of June 30, 2021, any future share repurchases after August 4, 2021 will be based on the estimated NAV per share of $26.05 (unaudited).
(2)A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Amended and Restated Bylaws of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

4.1
Amended and Restated Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix A to the Company's Prospectus filed with its Registration Statement on Form S-3 (File No. 333-252321) filed with the Securities and Exchange Commission on January 22, 2021)

4.2
Amended and Restated Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

4.3
Distribution Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

4.4
Amended and Restated Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

4.5
Registration Rights Agreement by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, and Daisho OP Holdings, LLC, dated December 31, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.1
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)
*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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
Date: August 13, 2021