Form 10-Q
period 2021-09-30
MODIV INC.
filed 2021-11-15
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
Commission file number: 001-40814
MODIV INC.
(Exact name of registrant as specified in its charter)

Maryland	47-4156046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Newport Center Drive, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)
(888) 686-6348
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share	MDVA	New York Stock Exchange
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2021, there were 7,394,256 shares of Class C common stock outstanding and 63,618 shares of Class S common stock outstanding.

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
•The trading price of our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”), may fluctuate significantly.
•Adverse macroeconomic conditions, including inflation, may affect (i) existing or prospective lessees' businesses and their demand for space, and (ii) conditions in the real estate and mortgage markets, and could result in declines in our income and asset values.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Modiv Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Real estate investments:
Land	$67,340,810	$65,358,321
Buildings and improvements	280,284,086	272,397,472
Tenant origination and absorption costs	23,784,332	23,792,057
Total investments in real estate property	371,409,228	361,547,850
Accumulated depreciation and amortization	(41,720,011)	(32,091,211)
Total investments in real estate property, net	329,689,217	329,456,639
Investment in unconsolidated entity	9,977,144	10,002,368
Total real estate investments, net	339,666,361	339,459,007
Real estate investments held for sale, net	—	24,585,739
Total real estate investments	339,666,361	364,044,746
Cash and cash equivalents	52,299,936	8,248,412
Restricted cash	2,410,951	129,118
Receivable from early termination of lease and sale of real estate property, respectively	1,966,767	1,824,383
Tenant receivables	7,346,948	6,665,790
Above-market lease intangibles, net	723,475	820,842
Prepaid expenses and other assets	4,779,024	2,171,717
Other assets related to real estate investments held for sale	—	1,079,361
Goodwill, net	17,320,857	17,320,857
Intangible assets, net	3,926,009	5,127,788
Total assets	$430,440,328	$407,433,014
Liabilities and Equity
Mortgage notes payable, net	$180,914,339	$175,925,918
Mortgage notes payable related to real estate investments held for sale, net	—	9,088,438
Total mortgage notes payable, net	180,914,339	185,014,356
Credit facility, net	—	5,978,276
Economic relief note payable	—	517,000
Accounts payable, accrued and other liabilities	9,913,473	7,579,624
Share repurchases payable	1,348,911	2,980,559
Below-market lease intangibles, net	11,466,014	12,565,737
Interest rate swap derivatives	1,073,998	1,743,889
Other liabilities related to real estate investments held for sale	—	801,337
Total liabilities	204,716,735	217,180,778

Commitments and contingencies (Note 11)

Redeemable common stock	750,000	7,365,568

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 and no shares authorized, 2,000,000 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (Note 9)	2,000	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 7,409,929 and 7,874,541 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7,410	7,874
Class S common stock $0.001 par value, 100,000,000 shares authorized, 63,548 and 62,860 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	64	63
Additional paid-in-capital	270,724,156	224,288,417
Cumulative distributions and net losses	(96,363,037)	(92,012,686)
Total Modiv Inc. equity	174,370,593	132,283,668
Noncontrolling interests in the Operating Partnership	50,603,000	50,603,000
Total equity	224,973,593	182,886,668
Total liabilities and equity	$430,440,328	$407,433,014
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Rental income	$10,307,683	$9,557,191	$28,521,546	$29,888,620

Expenses:
General and administrative	3,674,187	2,522,719	9,832,940	7,447,082
Depreciation and amortization	3,814,503	4,304,470	11,817,529	13,420,256
Interest expense	1,831,545	2,732,528	5,711,330	9,196,061
Property expenses	1,658,437	1,677,055	5,111,270	5,480,411
Impairment of real estate investment properties	—	—	(400,999)	9,506,525
Impairment of goodwill and intangible assets	—	—	—	34,572,403
Reserve for loan guarantee	—	(4,359)	—	3,120,678
Total expenses	10,978,672	11,232,413	32,072,070	82,743,416

Other operating income:
Gain on sale of real estate investments	4,242,771	1,693,642	4,532,413	1,693,642
Real estate operating income (loss)	3,571,782	18,420	981,889	(51,161,154)

Other income (loss):
Lease termination expense	—	(1,175,192)	—	(1,175,192)
Interest income	1,270	51	1,370	4,873
Income from investment in unconsolidated entity	75,403	92,617	222,705	239,028
Gain on forgiveness of economic relief note payable	—	—	517,000	—
Other	—	—	20,000	(4,855)
Total other income (loss)	76,673	(1,082,524)	761,075	(936,146)

Net income (loss)	3,648,455	(1,064,104)	1,742,964	(52,097,300)
Preferred stock dividends	(143,403)	—	(143,403)	—
Net income (loss) attributable to common stockholders	$3,505,052	$(1,064,104)	$1,599,561	$(52,097,300)

Net income (loss) per share attributable to common stockholders (Note 2)
Basic	$0.47	$(0.13)	$0.21	$(6.50)
Diluted	$0.40	$(0.13)	$0.18	$(6.50)

Weighted-average number of common shares outstanding
Basic	7,531,559	8,075,070	7,575,013	8,019,742
Diluted	8,750,875	8,075,070	8,763,112	8,019,742

Distributions declared per common share	$0.2625	$0.4080	$0.7875	$0.9330
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Three Months Ended September 30, 2021 and 2020
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, June 30, 2021	—	$—	7,490,414	$7,490	63,331	$63	$215,317,098	$(97,886,364)	$117,438,287	$50,603,000	$168,041,287
Issuance of common stock	—	—	67,904	68	217	1	1,749,795	—	1,749,864	—	1,749,864
Issuance of preferred stock, net	2,000,000	2,000	—	—	—	—	47,568,374	—	47,570,374	—	47,570,374
Stock compensation expense	—	—	3,647	4	—	—	94,996	—	95,000	—	95,000
Class OP Units compensation expense	—	—	—	—	—	—	648,609	—	648,609	—	648,609
Offering costs	—	—	—	—	—	—	(136,282)	—	(136,282)	—	(136,282)
Reclassification to redeemable common stock	—	—	—	—	—	—	9,316,023	—	9,316,023	—	9,316,023
Repurchase of common stock	—	—	(152,036)	(152)	—	—	(3,834,457)	—	(3,834,609)	—	(3,834,609)
Distributions declared, common stock	—	—	—	—	—	—	—	(1,981,725)	(1,981,725)	—	(1,981,725)
Net income attributable to common stockholders	—	—	—	—	—	—	—	3,505,052	3,505,052	—	3,505,052
Balance, September 30, 2021	2,000,000	$2,000	7,409,929	$7,410	63,548	$64	$270,724,156	$(96,363,037)	$174,370,593	$50,603,000	$224,973,593

	Preferred Stock		Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, June 30, 2020	—	$—	8,045,711	$8,046	62,550	$63	$228,712,957	$(89,661,537)	$139,059,529	$50,603,000	$189,662,529
Issuance of common stock	—	—	99,810	100	259	—	2,101,588	—	2,101,688	—	2,101,688
Stock compensation expense	—	—	8,750	9	—	—	183,741	—	183,750	—	183,750
Class OP Units compensation expense	—	—	—	—	—	—	88,784	—	88,784	—	88,784
Offering costs	—	—	—	—	—	—	(158,826)	—	(158,826)	—	(158,826)
Repurchase of common stock	—	—	(151,567)	(152)	—	—	(3,166,197)	—	(3,166,349)	—	(3,166,349)
Distributions declared, common stock	—	—	—	—	—	—	—	(2,135,815)	(2,135,815)	—	(2,135,815)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(1,064,104)	(1,064,104)	—	(1,064,104)
Balance, September 30, 2020	—	$—	8,002,705	$8,003	62,808	$63	$227,762,047	$(92,861,456)	$134,908,657	$50,603,000	$185,511,657
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Preferred Stock		Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	—	$—	7,874,541	$7,874	62,860	$63	$224,288,417	$(92,012,686)	$132,283,668	$50,603,000	$182,886,668
Issuance of common stock	—	—	271,061	271	688	1	6,311,203	—	6,311,475	—	6,311,475
Issuance of preferred stock, net	2,000,000	2,000	—	—	—	—	47,568,374	—	47,570,374	—	47,570,374
Stock compensation expense	—	—	12,168	13	—	—	296,237	—	296,250	—	296,250
Class OP Units compensation expense	—	—	—	—	—	—	1,840,341	—	1,840,341	—	1,840,341
Offering costs	—	—	—	—	—	—	(946,914)	—	(946,914)	—	(946,914)
Reclassification to redeemable common stock	—	—	—	—	—	—	8,247,216	—	8,247,216	—	8,247,216
Repurchase of common stock	—	—	(747,841)	(748)	—	—	(16,880,718)	—	(16,881,466)	—	(16,881,466)
Distributions declared, common stock	—	—	—	—	—	—	—	(5,949,912)	(5,949,912)	—	(5,949,912)
Net income attributable to common stockholders	—	—	—	—	—	—	—	1,599,561	1,599,561	—	1,599,561
Balance, September 30, 2021	2,000,000	$2,000	7,409,929	$7,410	63,548	$64	$270,724,156	$(96,363,037)	$174,370,593	$50,603,000	$224,973,593

	Preferred Stock		Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	—	$—	7,882,489	$7,882	62,202	$62	$220,730,566	$(31,168,948)	$189,569,562	$50,603,000	$240,172,562
Issuance of common stock	—	—	585,853	586	1,252	1	16,193,340	—	16,193,927	—	16,193,927
Stock compensation expense	—	—	12,977	13	—	—	313,321	—	313,334	—	313,334
Class OP Units compensation expense	—	—	—	—	—	—	266,350	—	266,350	—	266,350
Offering costs	—	—	—	—	—	—	(981,748)	—	(981,748)	—	(981,748)
Reclassification to redeemable common stock	—	—	—	—	—	—	4,393,863	—	4,393,863	—	4,393,863
Repurchase of common stock	—	—	(478,614)	(478)	(645)	—	(13,153,645)	—	(13,154,123)	—	(13,154,123)
Distributions declared, common stock	—	—	—	—	—	—	—	(9,595,208)	(9,595,208)	—	(9,595,208)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(52,097,300)	(52,097,300)	—	(52,097,300)
Balance, September 30, 2020	—	$—	8,002,705	$8,003	62,808	$63	$227,762,047	$(92,861,456)	$134,908,657	$50,603,000	$185,511,657
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,742,964	$(52,097,300)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,817,529	13,420,256
Stock compensation expense	2,115,341	522,183
Amortization of deferred rents	(950,694)	(1,027,863)
Amortization of deferred lease incentives	192,235	45,903
Amortization of deferred financing costs and premium/discount	207,086	796,810
Amortization of above-market lease intangibles	97,367	134,412
Amortization of below-market lease intangibles	(1,099,723)	(1,157,951)
Impairment of real estate investment properties	(400,999)	9,506,525
Impairment of goodwill and intangible assets	—	34,572,403
Gain on forgiveness of economic relief note payable	(517,000)	—
Gain on sale of real estate investments	(4,532,413)	(1,693,642)
Unrealized (gain) loss on interest rate swap valuation	(684,057)	1,019,840
Income from investment in unconsolidated entity	(222,705)	(239,028)
Distributions from investment in unconsolidated entity	247,929	542,140
Change in operating assets and liabilities:
Decrease (increase) in tenant receivables	613,626	(563,259)
Increase in note receivable	(1,283,162)	—
Increase in prepaid and other assets	(667,634)	(513,161)
(Decrease) increase in accounts payable, accrued and other liabilities	(363,007)	1,173,784
Decrease in due to affiliate	—	(628,488)
Net cash provided by operating activities	6,312,683	3,813,564

Cash Flows from Investing Activities:
Acquisition of real estate investment	(3,644,221)	—
Additions to existing real estate investments	(531,382)	(600,291)
Additions to intangible assets	(195,750)	(566,102)
Collection of receivable from sale of real estate property	1,824,383	—
Net proceeds from sale of real estate investments	22,840,026	15,364,073
Lease incentives	—	(990,000)
Net cash provided by investing activities	20,293,056	13,207,680

Cash Flows from Financing Activities:
Borrowings from credit facilities	6,000,000	4,260,000
Repayments of credit facilities	(12,000,000)	(6,000,000)
Proceeds from mortgage notes payable	25,436,000	35,705,500
Principal payments on mortgage notes payable	(29,434,396)	(36,421,500)
Proceeds from economic relief notes payable	—	527,000
Principal payments on short-term notes payable	—	(4,800,000)
Refundable loan deposits	18,804	—
Payments of deferred financing costs to third parties	(381,076)	(389,662)
Proceeds from issuance of preferred stock, net	47,570,374	—
Proceeds from issuance of common stock	2,911,744	10,378,762
Payments of offering costs	(946,914)	(981,748)
Repurchases of common stock	(16,881,466)	(13,154,123)
Distributions paid to common stockholders	(2,565,452)	(4,071,697)
Net cash provided by (used in) financing activities	19,727,618	(14,947,468)
Net increase in cash, cash equivalents and restricted cash	46,333,357	2,073,776
Cash, cash equivalents and restricted cash, beginning of period	8,377,530	6,936,930
Cash, cash equivalents and restricted cash, end of period	$54,710,887	$9,010,706

Modiv Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest for the nine months ended September 30, 2021 and 2020 (as revised)	$6,116,202	$6,930,329

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification from redeemable common stock	$8,247,216	$4,393,863
Reinvested distributions from common stockholders	$3,399,731	$5,815,165
Decrease in share repurchases payable	$(1,631,648)	$(1,393,275)
Deferred rents	$683,605	$—
Deferred lease incentive	$(2,128,538)	$—
Accrued distributions	$123,521	$291,654
Supplemental disclosure related to real estate investment held for sale, net:
Real estate investments held for sale, net	$24,585,739	$23,033,118
Other assets related to real estate investments held for sale	$1,079,361	$864,008
(Increase) decrease in above-market lease intangibles, net	$(50,549)	$198,517
Mortgage notes payable related to real estate investments held for sale, net	$(9,088,438)	$(14,671,370)
Other liabilities related to real estate investments held for sale	$(801,337)	$(3,934,795)
Increase in below-market lease intangibles, net	$325,734	$73,505
Increase in interest swap derivatives	$14,166	$—
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company's five-year emerging growth company registration with the SEC will end on December 30, 2021 but the Company will continue to report with the SEC as a smaller reporting company under Rule 12b-2 of the Exchange Act. Effective February 1, 2021, with the authorization of the board of directors, the Company filed Articles of Amendment to the Company’s charter in the State of Maryland in order to effect a 1:3 reverse stock split of the Company’s Class C common stock and Class S common stock and, following the implementation of the reverse stock split, to decrease the par value of each post-split share of the Company’s Class C common stock and Class S common stock from $0.003 per share to $0.001 per share.
The Company has been internally managed since its December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and the Company’s former sponsor (“BrixInvest”), and the Company’s merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) on December 31, 2019 pursuant to an Agreement and Plan of Merger dated September 19, 2019 whereby REIT I merged with and into Katana Merger Sub, LP (“Merger Sub”), a Delaware limited partnership and wholly-owned subsidiary of the Company, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). Through the Merger and acquisitions, the Company created one of the largest non-listed real estate investment funds to be raised via crowdfunding technology and the first real estate crowdfunding platform to be completely investor-owned.
The Company holds its investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of and owned an 86% partnership interest in the Operating Partnership on September 30, 2021. The Operating Partnership limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12.
As of September 30, 2021, the Company's portfolio of approximately 2.2 million square feet of aggregate leasable space consisted of investments in 38 real estate properties, comprised of: 13 retail properties, 14 office properties and 11 industrial properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”).
Self-Management Transaction and Merger on December 31, 2019
The Company was externally managed through December 31, 2019 by its former external advisor, Rich Uncles NNN REIT Operator, LLC, a Delaware limited liability company. On December 31, 2019, the Company merged with REIT I and a self-management transaction was completed, whereby the Company effectuated a contribution agreement, dated September 19, 2019 (the “Contribution Agreement”), pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of its former external advisor and former sponsor in exchange for units of limited partnership interest in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Self-Management Transaction, the Company became self-managed and eliminated all fees for acquisitions, dispositions and management of its properties, which were previously paid to its former external advisor. Following completion of the Self-Management Transaction and the issuance of various other tranches of general and limited partnership interests, the Company owned an approximately 86% partnership interest in the Operating Partnership as of September 30, 2021.
Offerings
On July 15, 2015, the Company filed a registration statement on Form S-11 (File No. 333-205684) with the SEC to register an initial public offering of a maximum of 30,000,000 (adjusted for the 1:3 reverse stock split) of its shares of common stock for sale to the public (the “Initial Primary Offering”). The Company also registered a maximum of 3,333,333 (adjusted for the 1:3 reverse stock split) of its shares of common stock pursuant to the Company's distribution reinvestment plan (the “DRP”) (the “Initial DRP Offering” and together with the Initial Primary Offering, the “Initial Registered Offering”). During 2016, the SEC declared the Company's registration statement effective and the Company began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, the Company sold shares of Class C common stock directly to investors, with a

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act, and began selling shares of its Class S common stock as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons.
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
On December 23, 2019, the Company commenced a follow-on offering pursuant to a new registration statement on Form S-11 (File No. 333-231724) (the “Follow-on Offering”), which registered the offer and sale of up to $800,000,000 in share value of Class C common stock, including $725,000,000 in share value of Class C common stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C common stock pursuant to the Company's DRP. The Company ceased offering shares pursuant to the Initial Registered Offering concurrently with the commencement of the Follow-on Offering.
On January 22, 2021, with the authorization of the board of directors, the Company amended and restated its DRP with respect to the Company's shares of Class C common stock in order to reflect its corporate name change and to remove the ability of the Company's stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the DRP must reinvest all cash distributions in shares. In addition, the amended and restated DRP provides for determinations of the estimated net asset value (“NAV”) per share by the board of directors more frequently than annually. The amended and restated DRP was effective with respect to distributions that were paid in February 2021.
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
Effective January 27, 2021, the board of directors terminated the Company’s Follow-on Offering. In connection with the termination of the Follow-on Offering, the Company stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, the Company had $600,547,672 in share value of unsold shares in the Follow-on Offering, which were deregistered with the SEC. On February 1, 2021, the Company commenced a private offering of Class C common stock under Regulation D promulgated under the Securities Act (the “Private Offering” and, collectively with the Registered Offerings (as defined below), the “Offerings”) and accepted investor subscriptions from only accredited investors until the Company terminated the Private Offering on August 12, 2021.
On June 29, 2021, the Company filed with the SEC a Regulation A Offering Statement on Form 1-A (the “Reg A Offering” and, collectively with the Follow-on Offering and the Registered DRP Offering, the “Registered Offerings”), including its preliminary offering circular, for a $75,000,000 offering of its Class C common stock and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021. The Reg A Offering allowed the Company to once again accept subscriptions from investors who are not accredited.
Preferred Stock
On September 14, 2021, the Company and the Operating Partnership entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell 1,800,000 shares of the Company’s 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”) in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00. In addition, the Company granted the Underwriters a 30-day option to purchase up to an additional 200,000 shares of the Series A Preferred Stock, which the Underwriters exercised in full on September 16, 2021. The issuance and sale of the shares of Series A Preferred Stock, including the Underwriters’ full exercise of their option to purchase additional shares, closed on September 17, 2021 (see Note 9 for additional information).

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Estimated NAV Per Share (Unaudited)
Since December 31, 2020, the Company’s board of directors has approved and established an updated quarterly estimated NAV per share of the Company’s Class C common stock and Class S common stock as follows:

Valuation Date	Effective Date	NAV Per Share
December 31, 2020	January 27, 2021	$23.03 (unaudited and adjusted for the 1:3 reverse stock split on February 1, 2021)
March 31, 2021	May 5, 2021	$24.61 (unaudited)
June 30, 2021	August 4, 2021	$26.05 (unaudited)
September 30, 2021	November 5, 2021	$27.29 (unaudited)
Additional information on the determination of the Company's most recent estimated NAV per share, including the process used to determine its estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on November 5, 2021. Effective November 5, 2021, the purchase price per share of the Company’s Class C common stock in the Reg A Offering was increased from $26.05 (unaudited) to $27.29 (unaudited). Also, commencing November 5, 2021, the purchase price per share in the primary portion of the Class S Offering was increased to $27.29 (unaudited) plus the amount of any applicable upfront commissions and fees, and the NAV per share used for purposes of the share repurchase programs was increased to $27.29 (unaudited) for repurchase requests made starting on November 1, 2021. Beginning with distributions scheduled to be paid to stockholders on November 25, 2021, the purchase price per share of the Company’s common stock in the Class C and the Class S DRPs was increased from $26.05 (unaudited) to $27.29 (unaudited).
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to the COVID-19 pandemic (see Notes 3 and 5 for impairment charges related primarily to COVID-19). Actual results may differ from those estimates.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Noncontrolling Interests in the Operating Partnership
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying unaudited condensed consolidated balance sheets and statements of equity. The noncontrolling interests were issued on December 31, 2019 and represent non-voting, non-dividend accruing interests with no allocation of profits or losses. As described in Note 12, the interests were not able to be converted or exchanged prior to (i) December 31, 2020, the one-year anniversary of the closing of the Self-Management Transaction (in the case of the units of Class M limited partnership interest (“Class M OP Units”) in the Operating Partnership), or (ii) the expiration of the Lockup Period (as defined in Note 12) (in the case of the units of Class P limited partnership interest (“Class P OP Units”) in the Operating Partnership). As of September 30, 2021, no interests have been converted or exchanged.
On January 25, 2021, the board of directors approved the grant of units of Class R limited partnership interest (“Class R OP Units”) to all employees of the Company. As described in detail in Note 12, all units granted vest on January 25, 2024 and are then mandatorily convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) no later than March 31, 2024.
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
Revenue Recognition
The Company accounts for revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. Such revenues are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842, as discussed below, in the period the recoverable costs are incurred. Tenant reimbursements, for which the Company pays the associated costs directly to third-party vendors and is reimbursed by the tenants, are recognized and recorded on a gross basis.
The Company accounts for leases in accordance with FASB ASU No. 2016-02, Leases (Topic 842), and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU No. 2016-02, on a modified retrospective basis (collectively, “Topic 842”). Topic 842 establishes a single comprehensive model for entities to use in accounting for leases. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts the Company's accounting for leases primarily as a lessor. However, Topic 842 also impacts the Company's accounting as a lessee but is considered not material.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's unaudited condensed consolidated statements of operations. For the three months ended September 30, 2021 and 2020, tenant reimbursements included in rental income amounted to $1,640,835 and $1,622,218, respectively, and for the nine months ended September 30, 2021 and 2020, tenant reimbursements included in rental income amounted to $5,036,196 and $5,521,723, respectively.
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
Gain or Loss on Sale of Real Estate Property
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions during the three and nine months ended September 30, 2021 and 2020 met these criteria at closing. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying unaudited condensed consolidated statements of operations.

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
Leasing Costs
Initial direct costs such as legal fees and commissions are capitalized and amortized over the term of the lease. Internal leasing costs are charged to expense as incurred. These expenses are included in property expenses in the Company's unaudited condensed consolidated statements of operations.
Impairment of Investment in Real Estate Properties
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 3, the Company recorded impairment charges of $9,506,525 related to four of its real estate properties during the nine months ended September 30, 2020. The Company did not incur any impairment charges for its real estate properties during the three months September 30, 2021 and 2020 and the nine months ended September 30, 2021. However, the Company recognized a reversal of a prior year impairment charge of $400,999 in June 2021 related to a real estate property that is no longer classified as held for sale (see Note 3 for more details).
Other Comprehensive Loss
For all periods presented, other comprehensive loss is the same as net loss.
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. Diluted EPS is the same as Basic EPS for the three and nine months ended September 30, 2020 as the Company had a net loss attributable to common stockholders for both reported periods.
As of September 30, 2021, there were 657,949.5 Class M OP Units, 56,029 Class P OP Units and 353,003 Class R OP Units, net of forfeiture of 6,997 units (adjusted for the 1:3 reverse stock split) that are convertible into Class C OP Units (see Note 12 for more details). The holders of Class C OP Units may exchange such Class C OP Units for shares of the Company's Class C common stock on a 1-for-1 basis or, at the Company’s sole and absolute discretion, for cash.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Class M OP Units, Class P OP Units and Class R OP Units, and the shares of Class C common stock into which they may ultimately be converted, were excluded from the computation of Diluted EPS for the three and nine months ended September 30, 2020 because their effect would not be dilutive. The weighted average dilutive effect of such units for the three and nine months ended September 30, 2021 was an increase of 1,219,316 and 1,188,099 shares, respectively, included in the computation of Diluted EPS. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
The Company has presented the basic and diluted net loss per share amounts on the accompanying unaudited condensed consolidated statements of operations for Class C and Class S share classes as a combined common share class. Application of the two-class method for allocating net loss attributable to common stockholders in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in basic net income (loss) attributable to common stockholders of $0.47 and $(0.12) per share of Class C common stock for the three months ended September 30, 2021 and 2020, respectively, net income (loss) attributable to common stockholders of $0.47 and $(0.12) per share of Class S common stock for the three months ended September 30, 2021 and 2020, respectively, net income (loss) attributable to common stockholders of $0.21 and $(6.51) per share of Class C common stock for the nine months ended September 30, 2021 and 2020, respectively, and net income (loss) attributable to common stockholders of $0.20 and $(6.51) per share of Class S common stock for the nine months ended September 30, 2021 and 2020, respectively.
The two-class method would have resulted in diluted net income (loss) attributable to common stockholders of $0.40 and $(0.12) per share of Class C common stock for the three months ended September 30, 2021 and 2020, respectively, diluted net income (loss) attributable to common stockholders of $0.47 and $(0.12) per share of Class S common stock for the three months ended September 30, 2021 and 2020, respectively, diluted net income (loss) attributable to common stockholders of $0.18 and $(6.51) per share of Class C common stock for the nine months ended September 30, 2021 and 2020, respectively, and diluted net income (loss) attributable to common stockholders of $0.20 and $(6.51) per share of Class S common stock for the nine months ended September 30, 2021 and 2020, respectively.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Cash and cash equivalents, restricted cash, receivable from sale of real estate property, tenant receivables, prepaid expenses and other assets and accounts payable, accrued and other liabilities: These balances approximate their fair values due to their short maturities.
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
Goodwill and Intangible Assets: The fair value measurements of goodwill and intangible assets are considered Level 3 nonrecurring fair value measurements. For goodwill, fair value measurement involves the determination of fair value of a reporting unit. The Company has used a Monte Carlo simulation model to estimate future performance, generating the fair value of the reporting unit's business. For intangible assets, fair value measurements include assumptions with inherent uncertainty, including projected offerings volumes and related projected revenues and long-term growth rates, among others. The carrying value of the Company's intangible assets is at risk of impairment if the Company experiences an adverse change in its business climate or has a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing or modification and for on-site and tenant improvements or property taxes. Restricted cash as of September 30, 2021 and December 31, 2020 amounted to $2,410,951 and $129,118, respectively, for the properties discussed below and other lender reserves.
Under the terms of the Company’s June 2021 refinancing of mortgages on its properties leased to Northrop Grumman and L3Harris Technologies, Inc. (“L3Harris”) with Banc of California as described in Note 7, the Company established restricted cash accounts at Banc of California with $1,271,462 and $1,000,000 held for the Northrop Grumman and L3Harris properties, respectively, to fund building improvements, tenant improvements and leasing commissions. During the three months ended September 30, 2021, the amount of $128,538 was released to fund a leasing commission.
Pursuant to amended lease agreements, the Company had an obligation to pay for tenant improvements as of September 30, 2021 and December 31, 2020 of $189,136 and $60,598, respectively, for tenant improvements to be incurred by tenants for which funds restricted by the lender were available. As of September 30, 2021 and December 31, 2020, the Company's restricted cash held to fund other improvements and leasing commissions totaled $2,271,462 and $32,086, respectively.

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
Intangible assets consist of purchased investor-related intangible assets, marketing-related intangible assets, developed or acquired technology and other intangible assets. Intangible assets are amortized over their estimated useful lives using the straight-line method ranging from three years to five years. No significant residual value is estimated for intangible assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or if the Company has a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.
Restricted Stock and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on an estimated value per share of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction discussed in Note 12 are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 and unaudited condensed consolidated statements of equity for the three and nine months ended September 30, 2021 and 2020. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period. We have elected to record forfeitures as they occur.

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
Reclassifications
Certain prior year balance sheet accounts have been reclassified to conform with the current year presentation. The reclassification did not affect net income in the prior year unaudited condensed consolidated statement of operations.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of September 30, 2021, the Company’s real estate investment portfolio consisted of 38 operating properties located in 14 states comprised of: 13 retail properties, 14 office properties and 11 industrial properties, including the TIC Interest not reflected in the table below but discussed in Note 4.
The following table provides summary information regarding the Company’s operating properties as of September 30, 2021:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Accredo Health	Orlando, FL	6/15/2016	Office	$9,855,847	$1,269,350	$(2,506,329)	$8,618,868
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	116,302	(196,188)	1,201,926
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(251,079)	1,433,350
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(188,502)	1,118,088
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(180,730)	1,105,305
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(185,485)	1,028,244
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(180,218)	1,008,276
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,469,737	(3,466,555)	10,386,173
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,248	(1,001,253)	5,443,663
Harley (1)	Bedford, TX	4/13/2017	Retail	12,947,054	—	(1,281,445)	11,665,609
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(1,436,091)	9,639,624
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(1,292,121)	7,337,977
Omnicare	Richmond, VA	7/20/2017	Industrial	7,275,115	281,442	(1,016,164)	6,540,393
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(738,712)	5,685,386
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(1,381,471)	11,472,677
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	(2,631,689)	24,726,210
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,356,361	(4,410,594)	12,708,586
Cummins	Nashville, TN	4/4/2018	Office	14,538,528	1,536,998	(2,759,017)	13,316,509
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
Texas Health	Dallas, TX	9/13/2018	Office	6,976,703	713,221	(904,326)	6,785,598
Bon Secours	Richmond, VA	10/31/2018	Office	10,399,820	800,356	(1,318,163)	9,882,013
Costco	Issaquah, WA	12/20/2018	Office	27,330,797	2,765,136	(3,631,336)	26,464,597
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	2,894,017	(2,588,277)	34,500,109
Raising Cane's	San Antonio, TX	7/26/2021	Retail	3,430,224	213,997	(24,221)	3,620,000
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	(386,065)	4,265,252
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	(257,482)	4,903,862
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	408,225	(357,562)	9,722,837
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	(242,401)	3,112,982
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	555,767	(1,006,332)	11,996,722
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	(124,094)	1,269,571
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	(561,523)	6,855,744
Wood Group	San Diego, CA	12/31/2019	Industrial	9,869,520	539,633	(806,309)	9,602,844
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	304,387	(532,405)	6,843,125
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	(89,195)	1,268,839
Gap	Rocklin, CA	12/31/2019	Office	8,407,236	360,377	(839,188)	7,928,425
L3Harris	San Diego, CA	12/31/2019	Industrial	11,631,857	454,035	(823,940)	11,261,952
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,586,023	1,616,610	(1,890,868)	29,311,765
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	(232,681)	5,326,706
				$347,624,896	$23,784,332	$(41,720,011)	$329,689,217
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
In addition, the Company determined that the effects of the COVID-19 pandemic on the overall economy and commercial real estate market would also have negative impacts on the Company's ability to re-lease two vacant properties, the property formerly leased to Dinan Cars located in Morgan Hill, California through January 31, 2020 and the property leased to Dana, but unoccupied, located in Cedar Park, Texas.
Based on an evaluation of the value of these properties, the Company determined that impairment charges were required during the three months ended March 31, 2020 to reflect the reduction in value due to the uncertainty regarding leasing or sale prospects.
During the three months ended March 31, 2020, the Company recorded impairment charges aggregating $9,157,068, based on the estimated fair values of the aforementioned real estate properties. During the three months ended June 30, 2020, the Company recorded an additional impairment charge of $349,457 related to its property located in Lake Elsinore, California and leased to Rite Aid through February 29, 2028. The Company determined that the impairment charge was required, representing the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the subsequent sale.
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
There were no impairment charges recorded during the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021. The details of the Company's real estate impairment charges for the nine months ended September 30, 2020 were as follows:

Property	Location	Nine Months Ended September 30, 2020
Rite Aid	Lake Elsinore, CA	$349,457
Dana	Cedar Park, TX	2,184,395
24 Hour Fitness	Las Vegas, NV	5,664,517
Dinan Cars	Morgan Hill, CA	1,308,156
Total		$9,506,525

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Acquisition
During the nine months ended September 30, 2021, the Company acquired the following real estate property:

Property	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total
Raising Cane's	7/26/2021	$1,902,069	$1,528,155	$213,997	$3,644,221
During the three and nine months ended September 30, 2021, the Company recognized $47,004 of total revenue related to the above-acquired property.
The noncancellable lease term of the property acquired during the nine months ended September 30, 2021 is as follows:

Property	Lease Expiration
Raising Cane's	2/20/2028
The Company did not acquire any real estate properties during the nine months ended September 30, 2020.
Dispositions
The dispositions during the nine months ended September 30, 2021 and 2020 were as follows:
Nine Months Ended September 30, 2021

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Chevron Gas Station	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$228,769
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	51,415
Chevron Gas Station	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	9,458
Dana	Cedar Park, TX	7/7/2021	Industrial	45,465	10,000,000	4,127,638
				88,361	$23,714,188	4,417,280
24 Hour Fitness Adjustment						115,133
Total						$4,532,413
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
On July 7, 2021, the Company completed the sale of its Cedar Park, Texas industrial property which was leased to Dana Incorporated, but unoccupied, for $10,000,000, which generated net proceeds of $4,975,334 after repayment of the existing mortgage, commissions and closing costs. Upon the sale of the property, Dana Incorporated executed a promissory note payable to the Company for its obligation to continue to pay rent of $65,000 per month through July 2022 and pay its early termination fee of $1,381,767 no later than July 31, 2022. The unpaid amount of the Company's note receivable of $1,966,767 is presented as receivable from early termination of lease in the Company's unaudited condensed consolidated balance sheet as of September 30, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On September 24, 2021, the Company received a notice of refund amounting to $115,133 related to the sale of its Las Vegas, Nevada retail property on December 16, 2020, which was formerly leased to 24 Hour Fitness. The refund relates to a portion of a holdback from sales proceeds to cover expenses by the buyer to prepare the property for lease, including the payment of accrued interest, common area maintenance, taxes, insurance and other related expenses and building permits to begin construction of improvements on the property. The refund was recognized as an adjustment to the estimate of the amount which was expected to be received and was included in gain on sale of real estate investments in the accompanying unaudited condensed consolidated statements of operations.
Nine Months Ended September 30, 2020

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	(Loss) Gain on Sale
Rite Aid	Lake Elsinore, CA	8/3/2020	Retail	70,960	$7,250,000	$(422)
Walgreens	Stockbridge, GA	8/27/2020	Retail	15,120	5,538,462	1,306,768
Island Pacific	Elk Grove, CA	9/16/2020	Retail	27,296	3,155,000	387,296
Total				113,376	$15,943,462	$1,693,642
On August 3, 2020, the Company completed the sale of its Lake Elsinore, California retail property, which was leased to Rite Aid, for $7,250,000, which generated net proceeds of $3,299,016 after repayment of the existing mortgage, commissions and closing costs.
On August 27, 2020, the Company completed the sale of its Stockbridge, Georgia retail property, which was leased to Walgreens, for $5,538,462, which generated net proceeds of $5,296,356 after payment of commissions and closing costs.
On September 16, 2020, the Company completed the sale of its Elk Grove, California retail property, which was leased to Island Pacific, for $3,155,000, which generated net proceeds of $1,124,016 after repayment of the existing mortgage, commissions and closing costs.
Asset Concentration
The Company held no real estate property with a net book value that is greater than 10% of its total assets as of September 30, 2021 or December 31, 2020.
Revenue Concentration
No tenant represented the source of 10% of total revenues during the three and nine months ended September 30, 2021 nor during the three and nine months ended September 30, 2020.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
During the second quarter of 2021, the tenant in the Company's PreK Education retail property in San Antonio, Texas exercised its option to extend its lease term for eight years from the original termination of July 31, 2021 to July 31, 2029 with an increase in monthly rent. The terms of the original lease required the Company to pay a $2,000,000 term completion incentive upon exercise of the option and the tenant agreed to defer the timing of this payment to no later than January 31, 2022. The deferred lease incentive is presented under prepaid and other assets and the obligation is included in accounts payable, accrued and other liabilities in the Company's balance sheet as of September 30, 2021.
As of September 30, 2021, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed though the date of this report are as follows:

October through December 2021	$6,687,205
2022	26,946,631
2023	25,024,065
2024	24,593,849
2025	21,424,993
2026	14,552,340
Thereafter	60,307,335
$179,536,418
Lease Intangible Assets, Net
As of September 30, 2021, the Company’s lease intangible assets were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$23,784,332	$1,128,549	$(15,097,132)
Accumulated amortization	(12,041,766)	(405,074)	3,631,118
Net amount	$11,742,566	$723,475	$(11,466,014)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 9.3 years as of September 30, 2021. As of September 30, 2021, the amortization of intangible assets for the remaining three months ending December 31, 2021 and for each of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
October through December 2021	$792,583	$32,455	$(363,041)
2022	2,715,030	129,823	(1,217,029)
2023	1,838,120	127,174	(921,169)
2024	1,726,446	122,543	(917,750)
2025	1,344,132	115,996	(917,750)
2026	720,006	78,557	(912,347)
Thereafter	2,606,249	116,927	(6,216,928)
	$11,742,566	$723,475	$(11,466,014)

Weighted-average remaining amortization period	7.1 years	6.6 years	11.8 years

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
During the second quarter of 2021, the Company identified and reclassified the industrial property located in Cedar Park, Texas leased to Dana Incorporated, but unoccupied, as real estate investment held for sale. This property was sold on July 7, 2021.
The Company had no real estate investments classified as held for sale as of September 30, 2021. The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of December 31, 2020 related to the Harley Davidson, EcoThrift and two Chevron properties:

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
The following table summarizes the major components of rental income, expenses and impairment related to the three real estate investments held for sale as of September 30, 2020 (the property previously leased to Dinan Cars located in Morgan Hill, California, the property leased to Harley Davidson located in Bedford, Texas and the property previously leased to 24 Hour Fitness located in Las Vegas, Nevada), which were included in continuing operations for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Total revenues	$366,673	$2,004,279
Expenses:
Interest expense	169,871	554,009
Depreciation and amortization	145,695	554,036
Other expenses	143,173	414,115
Impairment	—	10,097,710
Total expenses	458,739	11,619,870
Net loss	$(92,066)	$(9,615,591)

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
At the time of the decision to reclassify the property to real estate investment held for investment and use in June 2021, the carrying value of the property would have been $11,779,687 if continuously depreciated since September 30, 2020. The fair value of the property as of the June 2021 determination was $11,860,000, based on management’s value for the property in the June 30, 2021 NAV analysis (the most recent valuation at the time of the decision).
As provided by ASC 360-10, since the adjusted carrying value of the property of $11,779,687 was lower than its fair value of $11,860,000, the Company adjusted the net book value of the property to its adjusted carrying value of $11,779,687. The recording of the property at its adjusted carrying value resulted in an adjustment to reduce the impairment loss recorded as of December 31, 2020 by $400,999 during the second quarter of 2021.
NOTE 4. INVESTMENT IN UNCONSOLIDATED ENTITY
The Company’s investment in unconsolidated entity as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
The TIC Interest	$9,977,144	$10,002,368
The Company’s income from investment in unconsolidated entity for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
The TIC Interest	$75,403	$92,617	$222,705	$239,028
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
During the three months ended September 30, 2021 and 2020, the Company received $85,962 and $207,950 in cash distributions, respectively, and $247,929 and $542,140 during the nine months ended September 30, 2021 and 2020, respectively. The following is summarized financial information for the Santa Clara property as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021	December 31, 2020
Assets:
Real estate investments, net	$29,510,151	$29,906,146
Cash and cash equivalents	670,458	380,774
Other assets	176,583	164,684
Total assets	$30,357,192	$30,451,604
Liabilities:
Mortgage note payable, net	$13,287,876	$13,489,126
Below-market lease, net	2,697,183	2,806,973
Other liabilities	343,815	92,777
Total liabilities	16,328,874	16,388,876
Total equity	14,028,318	14,062,728
Total liabilities and equity	$30,357,192	$30,451,604

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$683,160	$697,851	$2,034,072	$2,047,424
Expenses:
Interest expense	138,616	141,935	414,258	424,544
Depreciation and amortization	250,754	250,015	750,784	749,913
Other expenses	190,086	178,522	562,738	544,225
Total expenses	579,456	570,472	1,727,780	1,718,682
Net income	$103,704	$127,379	$306,292	$328,742
NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
The changes in carrying value of goodwill as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Beginning balance	$17,320,857	$50,588,000
Impairment of goodwill for the nine and the 12 months period ended, respectively	—	(33,267,143)
Ending balance	$17,320,857	$17,320,857

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The current COVID-19 pandemic in the United States and globally, and the magnitude and uncertain duration of the economic impacts, have resulted in challenges in attracting investor equity during this period of economic weakness and volatility. The disruption in the Company's Offerings had a protracted impact on capital raising, and the recessionary pressures on the economy resulted in real estate market uncertainty and an approximate 14% decrease in the estimated fair value of the Company’s real estate properties as of April 30, 2020 as compared with the estimated fair value of the Company’s real estate properties as of December 31, 2019. Given these circumstances, the Company revised its capital raise projections, its projections of new investment and other factors contributing to the Company's analysis of estimated fair value of its consolidated business operations as of September 30, 2020. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated fair value of the Company’s net tangible and intangible assets to the carrying value of its net tangible and intangible assets as of September 30, 2020. Since the estimated fair value of the Company’s net tangible and intangible assets was less than the carrying amount of its net tangible and intangible assets, the Company recorded a goodwill impairment charge of $33,267,143, which was reflected in the Company’s net loss for the nine months ended September 30, 2020.
The Company conducted its annual impairment analysis as of December 31, 2020 using qualitative factors and concluded that no additional impairment to goodwill was necessary. Management did not identify any triggering events for the nine months ended September 30, 2021 and therefore a qualitative assessment was not required.
Intangible Assets, Net
The following table sets forth the Company's intangible assets, net as of September 30, 2021 and December 31, 2020 and their related useful lives:

Intangible Assets	Useful Life	September 30, 2021	December 31, 2020
Investor list, net	5.0 years	$3,494,740	$3,494,740
Web services technology, domains and licenses	3.0 years	3,661,852	3,466,102
		7,156,592	6,960,842
Accumulated amortization		(3,230,583)	(1,833,054)
Net		$3,926,009	$5,127,788
Amortization expense for the three months ended September 30, 2021 and 2020 amounted to $471,790 and $446,921, respectively, and for the nine months ended September 30, 2021 and 2020 amounted to $1,397,529 and $1,372,910, respectively.
As discussed above, the COVID-19 pandemic caused significant disruptions in the economy and uncertainties in the investment markets. Based on the impacts on the Company's investors and the economy, the Company evaluated the fair value of intangibles to determine if they exceeded the respective carrying values and determined that a portion of the investor list would no longer be viable and, therefore, the Company recorded an impairment charge of $1,305,260, which was reflected in the Company’s net loss for the nine months ended September 30, 2020.
The estimated amortization expense for the remainder of 2021 and the succeeding fiscal years is as follows: October 2021 to December 2021, $476,456; 2022, $1,905,826; 2023, $815,228; and 2024, $728,499.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 6. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
Tenant receivables consisted of the following:

	September 30, 2021	December 31, 2020
Straight-line rent	$5,399,340	$4,344,388
Tenant rent	98,363	204,775
Tenant reimbursements	1,849,245	2,116,627
Total	$7,346,948	$6,665,790
Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	September 30, 2021	December 31, 2020
Accounts payable	$1,214,828	$1,136,954
Accrued expenses	3,575,331	3,068,714
Accrued distributions	786,120	706,106
Accrued interest payable	611,507	629,628
Unearned rent	1,591,992	2,033,065
Lease incentive obligation	2,133,695	5,157
Total	$9,913,473	$7,579,624

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 7. DEBT
Mortgage Notes Payable, Net
As of September 30, 2021 and December 31, 2020, the Company’s mortgage notes payable consisted of the following:

Collateral	2021 Principal Amount	2020 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo property	$8,538,000	$8,538,000	3.80%	3.80%	8/1/2025
Six Dollar General properties	3,693,074	3,747,520	4.69%	4.69%	4/1/2022
Dana property	—	4,466,865	4.56%	4.56%	4/1/2023
Northrop Grumman property (8)	6,971,012	5,518,589	3.35%	3.35%	5/21/2031
exp US Services property	3,272,333	3,321,931	(4)	4.25%	11/17/2024
Harley Davidson property (2)	6,525,824	—	4.25%	4.25%	9/1/2024
Wyndham property (3)	5,522,100	5,607,000	One-month LIBOR + 2.05%	4.34%	6/5/2027
Williams Sonoma property (3)	4,368,000	4,438,200	One-month LIBOR + 2.05%	4.34%	6/5/2022
Omnicare property	4,130,640	4,193,171	4.36%	4.36%	5/1/2026
EMCOR property	2,771,646	2,811,539	4.35%	4.35%	12/1/2024
Husqvarna property	6,379,182	6,379,182	(5)	4.60%	2/20/2028
AvAir property	19,950,000	19,950,000	3.80%	3.80%	8/1/2025
3M property	8,058,500	8,166,000	One-month LIBOR + 2.25%	5.09%	3/29/2023
Cummins property	8,222,700	8,332,200	One-month LIBOR + 2.25%	5.16%	4/4/2023
Texas Health property	4,304,825	4,363,203	4.00%	4.00%	12/5/2024
Bon Secours property	5,124,127	5,180,552	5.41%	5.41%	9/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	1/1/2030
Taylor Fresh Foods	12,350,000	12,350,000	3.85%	3.85%	11/1/2029
Levins property (6)	2,671,067	2,032,332	3.75%	3.75%	2/16/2026
Dollar General Bakersfield property (6)	2,244,201	2,268,922	3.65%	3.65%	2/16/2028
Labcorp property (6)	5,342,133	4,020,418	3.75%	3.75%	2/16/2026
GSA (MSHA) property (6)	1,728,428	1,752,092	3.65%	3.65%	2/16/2026
PreK Education property (7)	4,957,705	5,037,846	4.25%	4.25%	12/1/2021
Solar Turbines, Amec Foster, ITW Rippey properties (7)	9,044,276	9,214,700	3.35%	3.35%	11/1/2026
Dollar General Big Spring property (7)	590,962	599,756	4.50%	4.50%	4/1/2022
Gap property (7)	3,512,484	3,569,990	4.15%	4.15%	8/1/2023
L3Harris property (8)	6,260,223	5,185,929	3.35%	3.35%	5/21/2031
Sutter Health property (7)	13,669,395	13,879,655	4.50%	4.50%	3/9/2024
Walgreens property (7)	3,094,060	3,172,846	4.25%	4.25%	7/16/2030
Total mortgage notes payable	182,146,897	176,948,438
Plus unamortized mortgage premium, net (9)	239,979	447,471
Less unamortized deferred financing costs	(1,472,537)	(1,469,991)
Mortgage notes payable, net	$180,914,339	$175,925,918
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of September 30, 2021. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2021, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments).
(2)Reclassified to mortgage note payable at June 30, 2021 from mortgage note payable related to real estate investments held for sale as of December 31, 2020 due to a subsequent decision not to sell the real estate investment property securing the loan which was reclassified back to assets held and used from assets held for sale (see Note 3 for additional information).

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
(6)The mortgage note as of September 30, 2021 was refinanced on March 5, 2021 with a new lender and terms. The mortgage note as of December 31, 2020 was acquired through the Merger on December 31, 2019.
(7)The loan was acquired through the Merger on December 31, 2019.
(8)The loans on the Northrop Grumman and L3Harris properties were refinanced during the second quarter of 2021. The initial contractual interest rate is 3.35% through June 1, 2026 and then the Prime Rate in effect as of June 1, 2026 plus 0.25% through May 21, 2031; provided that the second fixed interest rate will not be lower than 3.35% per annum.
(9)Represents unamortized net mortgage premium acquired through the Merger.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$182,146,897	$180,914,339	$183,304,467	$176,948,438	$175,925,918	$177,573,106
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of fair value.
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 3, the Company classified two properties as real estate held for sale as of December 31, 2020, which were collateral for mortgage notes payable. No properties were classified as held for sale as of September 30, 2021. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of December 31, 2020:

Collateral	December 31, 2020
Harley Davidson property	$6,623,346
EcoThrift property	2,573,509
Total	9,196,855
Plus unamortized mortgage premium	1,550
Less deferred financing costs	(109,967)
Mortgage notes payable, net	$9,088,438

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Credit Facility, Net
The details of the Company's credit facilities as of September 30, 2021 and December 31, 2020 follow:

	September 30, 2021	December 31, 2020
Credit facility	$—	$6,000,000
Less unamortized deferred financing costs	—	(21,724)
Credit facility, net	$—	$5,978,276
On March 29, 2021, the Company entered into a new credit facility with Banc of California (the “Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023, which replaced the prior credit facility provided by Pacific Mercantile Bank (“PMB”) with a balance outstanding of $6,000,000 as of December 31, 2020. The Company borrowed $6,000,000 under the Credit Facility and repaid the $6,000,000 that was owed to PMB on March 31, 2021. The Credit Facility provides the Company with a $17,000,000 revolving line of credit for real estate acquisitions (including the $6,000,000 borrowed to repay PMB) and an additional $5,000,000 revolving line of credit for working capital. Under the terms of the Credit Facility, the Company will pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 4.75% per annum. The Company paid Banc of California origination fees of $77,000 in connection with the Credit Facility and will pay an unused commitment fee of 0.15% per annum of the unused portion of the Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Credit Facility.
The Credit Facility's unamortized deferred financing costs of $97,092 as of September 30, 2021 were reclassified and presented under prepaid and other assets in the Company's unaudited condensed consolidated balance sheet as of September 30, 2021. Effective December 31, 2021, the Company will present the Credit Facility's unamortized deferred financing costs for the comparative periods under prepaid and other assets in the consolidated balance sheets and will disclose the unamortized values in the consolidated notes to the financial statements.
The Credit Facility is secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Credit Facility requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Wirta, the Company’s Chairman, and the Wirta Family Trust guaranteed the $6,000,000 initial borrowing, which guarantee expired upon the full repayment of the $6,000,000 in August 2021. Mr. Wirta and the Wirta Family Trust have also guaranteed the $5,000,000 revolving line of credit for working capital. On March 29, 2021, the Company entered into an updated indemnification agreement with Mr. Wirta and the Wirta Family Trust with respect to their guarantees of borrowings under the Credit Facility pursuant to which the Company agreed to indemnify Mr. Wirta and the Wirta Family Trust if they are required to make payments to Banc of California pursuant to such guarantees.
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
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the borrowers are subject to certain financial loan covenants. The Company and/or the borrowers were in compliance with such financial loan covenants as of September 30, 2021.
The following summarizes the future principal repayments of the Company’s mortgage notes payable and credit facility as of September 30, 2021:

	Mortgage Notes Payable	Credit Facility	Total
October through December 2021	$5,578,530	$—	$5,578,530
2022	11,173,350	—	11,173,350
2023	22,204,003	—	22,204,003
2024	31,565,888	—	31,565,888
2025	28,970,170	—	28,970,170
2026	26,484,067	—	26,484,067
Thereafter	56,170,889	—	56,170,889
Total principal	182,146,897	—	182,146,897
Plus unamortized mortgage premium, net of unamortized discount	239,979	—	239,979
Less deferred financing costs	(1,472,537)	—	(1,472,537)
Net principal	$180,914,339	$—	$180,914,339

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Interest Expense
The following is a reconciliation of the components of interest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mortgage notes payable:
Interest expense	$1,812,254	$2,154,363	$5,638,890	$6,454,546
Amortization of deferred financing costs and mortgage premium, net	141,235	435,179	355,661	693,810
Prepayment penalties	—	190,574	23,900	237,574
(Gain) loss on interest rate swaps (1)	(166,539)	(231,207)	(586,782)	1,164,490
Credit facilities:
Interest expense	27,486	128,333	169,571	449,791
Amortization of deferred financing costs	16,605	42,288	60,468	117,624
Other	504	12,998	49,622	78,226
Total interest expense	$1,831,545	$2,732,528	$5,711,330	$9,196,061
(1)    Includes unrealized (gain) loss on interest rate swaps of $(166,338) and $(272,912) for the three months ended September 30, 2021 and 2020, respectively, and $(684,057) and $1,019,840 for the nine months ended September 30, 2021 and 2020, respectively (see Note 8 for more details). Accrued interest payable of $54,980 and $45,636 as of September 30, 2021 and December 31, 2020, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its limited liability company subsidiaries, entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable. Four additional swap agreements assumed in conjunction with the Merger which were in place as of December 31, 2020 were terminated in due course or were terminated in connection with asset sales and refinancings during the nine months ended September 30, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021					December 31, 2020
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives (iv)	4	$26,171,300	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.53%	2.3 years	8	$36,617,164	One-month LIBOR + applicable spread/Fixed at 3.13%-5.16%	3.35%	2.2 years
(i)The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of September 30, 2021 and December 31, 2020 were $24,935,999 and $34,989,063, respectively.
(ii)The reference rate was as of September 30, 2021.
(iii)The reference rate was as of December 31, 2020.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
(iv)During the three months ended September 30, 2020, the Company terminated the swap agreements related to the Rite Aid and Island Pacific properties at aggregate costs of $52,200. No termination of swap agreements were made during the three months ended September 30, 2021. During the nine months ended September 30, 2021 and 2020, the Company terminated swap agreements related to the GSA and Eco-Thrift properties at aggregate costs of $23,900 and terminated the swap agreements related to the Dinan, Rite Aid and Island Pacific properties at aggregate costs of $99,200, respectively.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the unaudited condensed consolidated balance sheets:

		September 30, 2021		December 31, 2020
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—	—	$—
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	4	$(1,073,998)	8	$(1,743,889)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the unaudited condensed consolidated statements of operations. None of the Company’s derivatives at September 30, 2021 or December 31, 2020 were designated as hedging instruments; therefore, the net unrealized (gain) loss recognized on interest rate swaps of $(166,338) and $(272,912) was recorded as a decrease in interest expense for the three months ended September 30, 2021 and 2020, respectively, and $(684,057) and $1,019,840 was recorded as a (decrease) increase in interest expense for the nine months ended September 30, 2021 and 2020, respectively.
NOTE 9. PREFERRED STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of September 30, 2021, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
Underwritten Offering - Series A Preferred Stock
On September 14, 2021, the Company and the Operating Partnership entered into the Underwriting Agreement with the Underwriters, pursuant to which the Company agreed to issue and sell 1,800,000 shares of the Company’s Series A Preferred Stock, with a liquidation preference of $25.00 per share, in the Preferred Offering at a price per share of $25.00. In addition, the Company granted the Underwriters a 30-day option to purchase up to an additional 200,000 shares of the Series A Preferred Stock, which the Underwriters exercised in full on September 16, 2021.
In the Underwriting Agreement, the Company and the Operating Partnership made certain customary representations, warranties and covenants and agreed to indemnify the Underwriters against certain liabilities. The issuance and sale of the shares of Series A Preferred Stock, including the issuance and sale of 200,000 shares pursuant to the Underwriters’ full exercise of their option to purchase additional shares, closed on September 17, 2021. The gross proceeds from the Preferred Offering were $50,000,000 and the net proceeds were $47,570,374, after deducting the underwriting discount of $1,575,000 and other offering costs of $854,626.
The Company contributed the net proceeds from the Preferred Offering to the Operating Partnership in exchange for a new class of 7.375% Series A Cumulative Redeemable Perpetual Preferred Units of the Operating Partnership (the “Series A Preferred Units”), which have economic interests that are substantially similar to the designations, preferences and other rights of Series A Preferred Stock. The Company, acting through the Operating Partnership, intends to use the net proceeds from such contribution for general corporate purposes, which is expected to include purchases of additional properties and other real estate and real estate-related assets (see Note 13 for pending real estate investment acquisitions).

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.84375 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. Except in limited circumstances relating to the Company's qualification as a REIT for U.S. federal income tax purposes, and as described in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Series A Preferred Stock is not redeemable prior to September 17, 2026.
On and after September 17, 2026, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company's option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the Articles Supplementary), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole or in part, (i) after the first date on which the Delisting Event occurred or (ii) on, or within 120 days after, the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date.
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C common stock have not been met as of September 30, 2021. Therefore, the Series A Preferred Stock did not impact the Company’s earnings per share calculations for the three and nine months ended September 30, 2021.
The Series A Preferred Stock ranks senior to the Company's Class C common stock and Class S common stock, with respect to dividend rights and rights upon Company’s or voluntary or involuntary liquidation, dissolution or winding up.
Voting rights for holders of Series A Preferred Stock exist primarily with respect to the ability to elect two additional directors to the board of directors if six or more quarterly dividends (whether or not authorized or declared or consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s charter (which includes the Articles Supplementary) that materially and adversely affect the rights of the Series A Preferred Stock or create additional classes or series of shares of the Company’s capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series A Preferred Stock do not have any voting rights.
Series A Preferred Stock Dividend
Dividends on the Company's Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to holders of Series A Preferred Stock, which is equivalent to 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on applicable record date. The first quarterly dividend for the Series A Preferred Stock sold in the Preferred Offering will be paid on January 15, 2022 and will represent an accrual for more than a full quarter, covering the period from September 17, 2021 to, and including, December 31, 2021. As of September 30, 2021, the Company has accrued dividends of $143,403. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof. On November 11, 2021, the Company’s board of directors declared Series A Preferred Stock distributions payable of $1,065,278 for the fourth quarter of 2021, including the $143,403 of accrued dividends as of September 30, 2021, which are payable on January 15, 2022 (see Note 13).

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments or by issuing shares of Class C common stock to them. The total fees incurred for board services and paid by the Company for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Board of Directors Compensation	2021	2020	2021	2020
Cash paid for services rendered	$25,000	$18,750	$85,000	$50,000
Value of shares issued for services rendered	95,000	82,500	275,000	255,833
Total	$120,000	$101,250	$360,000	$305,833

Number of shares issued for services rendered (*)	3,647	3,929	12,168	11,022
*    Adjusted for the 1:3 reverse stock split for the three and nine months ended September 30, 2020.
As of September 30, 2020, $101,250 was accrued for the second quarter of 2020 services. This amount was paid in July 2020 by paying cash of $31,250 and issuing 4,821 shares of Class C common stock (adjusted for the 1:3 reverse stock split).
Related Party Transactions with Unconsolidated Entities
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees of $47,984 for both the three months ended September 30, 2021 and 2020, respectively, and $95,967 for both the nine months ended September 30, 2021 and 2020, respectively.
Transactions with Other Related Parties
Effective February 3, 2020, the Company's indirect subsidiary, Modiv Advisors, LLC, became the advisor to BRIX REIT, Inc., a REIT originally sponsored by BrixInvest, which also sponsored the Company until the Self-Management Transaction on December 31, 2019. During the three and nine months ended September 30, 2021 and 2020, no business transactions occurred between the Company and BRIX REIT, Inc. other than minor expenses advanced.
On March 2, 2020, the Company borrowed a total of $4,000,000, secured by mortgages on its two Chevron properties, from the Company's Chairman, Mr. Wirta. The Company's conflicts committee approved the terms of these mortgages which bore interest at an annual rate of 8% and were scheduled to mature on June 2, 2020. On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms, along with an option for a further extension to November 30, 2020 at the Company’s election prior to August 18, 2020, which the Company elected not to exercise. On July 31, 2020 and August 28, 2020, the mortgages secured by the Chevron San Jose, California property and Chevron Roseville, California property, each for $2,000,000, were repaid along with all related accrued interest.
Due to Affiliates
In connection with the Self-Management Transaction, the Company assumed two notes payable aggregating $630,820 on December 31, 2019 owed to Mr. Wirta, the Company's Chairman. The notes payable had identical terms including a fixed interest rate of 10% paid semi-monthly and a maturity date of April 23, 2020. The remaining principal amount of $218,931 due for each note, aggregating $437,862, was paid on the maturity date. The repayments are reflected in the change in due to affiliates in the accompanying unaudited statement of cash flows for the nine months ended September 30, 2020.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 11. COMMITMENTS AND CONTINGENCIES
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
Tenant Improvements
Pursuant to lease agreements, as of September 30, 2021 and December 31, 2020, the Company had obligations to pay $189,136 and $60,598, respectively, for on-site and tenant improvements to be incurred by tenants. As of September 30, 2021 and December 31, 2020, the Company had $2,271,462 and $92,684 of restricted cash held to fund other building improvements, tenant improvements and leasing commissions.
Redemption of Common Stock
The Company has a share repurchase program that enables qualifying stockholders to sell their Class C common stock or Class S common stock to the Company in limited circumstances. The maximum amount of common stock that may be repurchased per month is limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter are limited to no more than 5% of its most recently determined aggregate NAV. The foregoing repurchase limitations are based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month will be equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Registered Offerings and Class S Offering (including purchases pursuant to its Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.
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
As further discussed in Note 13, on November 4, 2021, the Company’s board of directors approved management’s recommendation to terminate the Company's Class C and Class S share repurchase programs and the Company does not plan to make any further share repurchases.

MODIV INC.
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
On September 18, 2019, a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles (the “State Court Action”), against the former advisor by Clay Kramer, one of the former advisor's former employees. Kramer was previously the former advisor's Chief Digital Officer, who along with six other employees was subject to a reduction in force, communicated to all in advance, that was a result of financial constraints of the former advisor which necessitated the elimination of numerous job positions in May 2019. In the lawsuit, Kramer claims he was terminated in retaliation for his purported whistleblowing with respect to alleged attempts to plagiarize materials and for alleged misleading statements made by the former advisor. In September 2020, the State Court Action was removed to the United States District Court, Central District of California (“U.S. District Court”). On June 14, 2021, the U.S. District Court scheduled a jury trial commencing April 11, 2022 and depositions and discovery are in process. The Company is not a party to the lawsuit. The former advisor has denied all the accusations and allegations in the complaint and the former advisor intends to vigorously defend against the claims made by the plaintiff.
NOTE 12. OPERATING PARTNERSHIP UNITS
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
The Class M OP Units were issued to Daisho on December 31, 2019 in connection with the Self-Management Transaction and are non-voting, non-dividend accruing, and were not able to be converted or exchanged prior to the one-year anniversary of the Self-Management Transaction. Investors holding units in BrixInvest received Daisho units in a ratio of 1:1 for an aggregate of 657,949.5 Daisho units. During 2020, Daisho distributed the Class M OP Units to its members. The Class M OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit (adjusted for the 1:3 reverse stock split on February 1, 2021), subject to a reduction in the conversion ratio (which reduction will vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction. In the event that the Class M OP Units are converted into Class C OP Units prior to December 31, 2023, such Class M OP Units shall be exchanged at the rate indicated below:

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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Based on the current conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NAV per share of $27.29 (unaudited) as of September 30, 2021, a Class M OP Unit would be valued at $45.48 (unaudited). This NAV does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units and Class P OP Units, as discussed above.
Class P OP Units
The Company also issued a portion of the Class P OP Units described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Amended OP Agreement”)), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
The Company issued a total of 56,029 Class P OP Units to Messrs. Aaron S. Halfacre, the Company’s Chief Executive Officer and President, and Raymond J. Pacini, the Company’s Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited and adjusted for the 1:3 reverse stock split) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units (adjusted for the 1:3 reverse stock split) for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense.
During the three months ended September 30, 2021 and 2020, the Company amortized and charged $88,783 and $88,784, respectively, and during the nine months ended September 30, 2021 and 2020, the Company amortized and charged $266,350 and $266,350, respectively, to stock compensation expense. The unamortized value of these units was $887,835 as of September 30, 2021.
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
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 120,000 Class R OP Units to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 512,000 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 100,000 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 348,000 Class R OP Units were granted to the rest of the employees of the Company. All Class R OP Units granted vest on January 25, 2024 and are then mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. The Company has initially concluded that as of each quarter end, including September 30, 2021, achieving the performance target is not deemed probable and will adjust compensation expense prospectively if achieving the enhancement is deemed probable in the future.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As a result of the Company’s 1:3 reverse stock split on February 1, 2021, Mr. Halfacre’s, Mr. Pacini’s and the remaining employees’ Class R OP Units were adjusted to 210,667 Class R OP Units, 33,333 Class R OP Units and 116,000 Class R OP Units, respectively, for a total of 360,000 Class R OP Units outstanding after adjustment for the 1:3 reverse stock split on February 1, 2021. Stock compensation expense related to the 360,000 Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and will be recognized over the three-year vesting period. During the three and nine months ended September 30, 2021, 5,663 and 6,997 Class R OP Units, respectively were forfeited due to the departure of employees.
During the three and nine months ended September 30, 2021, the Company amortized and charged $559,827 and $1,573,991, respectively, to stock compensation expense for the Class R OP Units since the grant date, adjusted for the reversal of the previous amortization of the forfeited units. The unamortized value of these units was $5,421,040 as of September 30, 2021.
NOTE 13. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Common Stock Distributions
The Company paid the September 2021 distributions of $643,025 on October 25, 2021, based on the daily distribution rate of $0.00287670 per share per day of Class C and Class S common stock, which reflects an annualized distribution rate of $1.05 per share or 4.03% per share based on the Company's estimated NAV per share of $26.05 (unaudited) during September 2021. The Company plans to pay its October distributions on November 24, 2021 based on the daily distribution rate of $0.00315070 per share per day of Class C and Class S common stock, which reflects an annualized distribution rate of $1.15 per share or 4.21% per share based on the Company's estimated NAV per share of $27.29 (unaudited) as of September 30, 2021.
Preferred Dividends
On November 11, 2021, the Company’s board of directors declared Series A Preferred Stock distributions payable of $1,065,278 for the fourth quarter of 2021, including the $143,403 accrued dividends as of September 30, 2021, which are payable on January 15, 2022.
Redeemable Common Stock
Subsequent to September 30, 2021, the Company redeemed 80,614 shares of Class C common stock for $2,098,452 and no shares of Class S common stock.
Updated Estimated NAV Per Share
On November 4, 2021, the Company’s board of directors approved and established an updated estimated NAV per share of the Company’s Class C common stock and Class S common stock of $27.29 (unaudited) as of September 30, 2021. Additional information on the determination of the Company's updated estimated NAV per share, including the process used to determine its updated estimated NAV per share, can be found in the Company's Current Report on Form 8-K filed with the SEC on November 5, 2021.
Extension of Leases
Effective October 27, 2021, the Company extended the lease terms of its property located in Carlsbad, California leased to L3Harris from April 30, 2022 to April 30, 2029 for minimum annual rents increasing annually in exchange for two months of free rent, which amounted to $139,258. The Company will pay a leasing commission of $208,087 in connection with this extension.
Effective October 29, 2021, the Company also extended the lease term of its property located in Dekalb, Illinois leased to 3M Company from July 31, 2022 to July 31, 2034 for minimum annual rents increasing annually. The Company will provide a tenant improvement allowance of $1,026,000 as agreed to in the lease amendment in the form of reimbursements to the tenant following receipt of supporting documents and will pay a leasing commission of $640,696 in connection with this extension.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Pending Real Estate Investment Acquisitions
On October 29, 2021, the Company entered into a non-binding letter of intent for a sale and leaseback transaction to acquire an industrial property which is used in the manufacturing of garage door parts and located in Archbold, Ohio for $11,460,000. The Company expects to complete this purchase in early December 2021, subject to satisfaction of customary due diligence and other conditions, and therefore no assurances can be made that the purchase will be completed within that timeframe or at all. The Company intends to use a portion of the proceeds from the Preferred Offering (see Note 9) to fund this potential acquisition.
On November 3, 2021, the Company entered into a purchase and sale agreement to acquire a portfolio of 10 retail properties leased to Walgreens and located in Iowa, Indiana, Wisconsin, Kansas and Louisiana, subject to customary due diligence conditions. The purchase price is $63,100,000 and the Company will assume existing collateralized mortgage indebtedness of $35,048,994 (“CMBS”) upon approval of the CMBS servicer and completing the acquisition. The Company will use a portion of the proceeds from its September 2021 offering of Series A Preferred Stock (see Note 9) to fund the estimated $28,651,000 balance of the purchase price and related commissions and closing costs. The Company expects to complete this purchase prior to December 31, 2021, subject to satisfaction of customary due diligence conditions and obtaining approval of the CMBS servicer.
Pending Real Estate Investment Sales
On November 5, 2021, the Company entered into an agreement to sell its property in Bedford, Texas and leased to a Harley Davidson dealer for $15,300,000 to an unrelated third party subject to customary due diligence conditions. The potential buyer has 30 days to complete its due diligence and an additional 10 days thereafter to complete the potential purchase. There can be no assurances that the buyer will complete this transaction.
On November 11, 2021, the Company entered into an agreement to sell three of its office properties, which have leases scheduled to expire in less than five years, for a total of $27,240,000 to an unrelated third party, subject to customary due diligence conditions. The three properties include a property in Dallas, Texas, which is leased to Texas Health, and two properties in Richmond, Virginia, which are leased to Bon Secours and Omnicare. The potential buyer has 30 days to complete its due diligence and up to an additional 60 days thereafter to complete the potential purchase. There can be no assurances that the buyer will complete this transaction.
Termination of Reg A Offering and Share Repurchase Programs
On November 2, 2021, the Company's board of directors reviewed and approved management’s recommendation to terminate the Company's Reg A Offering effective upon the close of business on November 24, 2021 and to seek a listing of the Company's Class C common stock on a national securities exchange in early 2022; however, there can be no assurances that such a listing can be completed in that time frame or at all. As a result, the Company expects to record an impairment charge related to its intangible assets of approximately $3,700,000 during the fourth quarter of 2021 for its intangible assets related to investor lists, website services technology, domains and licenses. These assets have been used by the Company in its crowdfunding capital-raising activities, and prior to the board of directors’ approval to seek a listing of the Company's Class C common stock on a national securities exchange, these assets were the primary mechanism through which the Company sold shares of its Class C common stock.
The Company’s board of directors also approved management’s recommendation to terminate the Company's Class C and Class S share repurchase programs and the Company does not plan to make any further share repurchases.
New Credit Facility
On November 12, 2021, the Company and KeyBank National Association (“KeyBank”) agreed on a non-binding term sheet for a new $225,000,000 credit facility (the “Facility”) to be syndicated by KeyBank as Administrative Agent and Lead Arranger. The term sheet provides for a four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions, and a five-year term loan. The Facility is expected to be available for general corporate purposes including but not limited to acquisitions, repayment of existing indebtedness and capital expenditures. The Facility will be priced on a leverage-based pricing grid that fluctuates based on the Company’s actual leverage ratio. Closing of the Facility will be subject to customary closing conditions; however, there can be no assurances that the Facility will close.

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
Overview
We are a real estate investment trust (“REIT") with public, non-listed shares of common stock and publicly traded shares of Series A preferred stock that acquires, owns and manages single-tenant net-lease industrial, retail and office properties throughout the United States, with a focus on strategically important and mission critical properties. We were formed on May 15, 2015 as a Maryland corporation that elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. Through the Merger (defined below) and acquisitions, we created one of the largest non-listed real estate investment funds to be raised via crowdfunding technology and the first real estate crowdfunding platform to be completely investor-owned. Driven by innovation, an investor-first focus and an experienced management team, Modiv leveraged its crowdfunding platform to create a $400 million real estate fund comprising 2.2 million square feet of income-producing real estate.
On November 4, 2021, our board of directors (the “Board”) reviewed and approved management’s recommendation to seek a listing of our Class C common stock on a national securities exchange in early 2022, subject to market conditions. There can be no assurances that a listing will be completed in the time frame outlined, or at all, given various factors including general economic conditions and sentiment within the broader equity capital markets. In preparation for seeking a listing on a national securities exchange, our Board also approved management’s recommendation to terminate our offering of shares of our Class C common stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Securities Act”) (the “Reg A Offering”), effective upon the close of business on November 24, 2021 and to terminate our share repurchase programs (“SRPs”). We do not plan to make any further share repurchases. Following these changes, we intend to maintain our monthly distributions and the ability for investors to reinvest their distributions via our distribution reinvestment plan (“DRP”). Our five-year emerging growth company registration with the SEC will end on December 30, 2021 but we will continue to report with the SEC as a smaller reporting company under Rule 12b-2 of the Exchange Act.
We have the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. Effective February 1, 2021, with the authorization of the Board, we filed Articles of Amendment to our charter in the State of Maryland in order to effect a 1:3 reverse stock split of our Class C common stock and Class S common stock and, following the implementation of the reverse stock split, to decrease the par value of each post-split share of our Class C common stock and Class S common stock from $0.003 per share to $0.001 per share.
Since December 31, 2019, we have been internally managed following our acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and our former sponsor (“BrixInvest”), and our merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) as further described below. As of September 30, 2021, we have a portfolio of approximately 2.2 million square feet of aggregate leasable space including 38 commercial real estate properties in 14 states, comprised of 13 retail properties, 14 office properties and 11 industrial properties, including an approximate 72.7% tenant-in-common interest (the “TIC Interest”) in a 91,740 square foot Santa Clara, California industrial property as discussed in Note 4 to our accompanying unaudited condensed consolidated financial statements.

Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. The Operating Partnership was formed on January 28, 2016. We are the sole general partner of, and owned an 86% partnership interest in the Operating Partnership on September 30, 2021. The Operating Partnership limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12 to our accompanying unaudited condensed consolidated financial statements.
Self-Management Transaction and Merger on December 31, 2019
We were externally managed through December 31, 2019 by our former external advisor, Rich Uncles NNN REIT Operator, LLC, a Delaware limited liability company. On December 31, 2019, we merged with REIT I and a self-management transaction was completed, whereby we effectuated a contribution agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which we acquired substantially all of the assets and assumed certain liabilities of our former external advisor and our former sponsor in exchange for units of limited partnership interest in the Operating Partnership (the “Self-Management Transaction”). As a result of the completion of the Self-Management Transaction, we became self-managed and eliminated all fees for acquisitions, dispositions and management of our properties, which were previously paid to our former external advisor.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019, REIT I merged with and into Katana Merger Sub, LP (“Merger Sub”), a Delaware limited partnership and wholly-owned subsidiary of our Company, with Merger Sub surviving as our direct, wholly-owned subsidiary (the “Merger”). At such time, the separate existence of REIT I ceased. As a result, we issued 2,680,740.5 shares (adjusted for the 1:3 reverse stock split) of our Class C common stock to former shareholders of REIT I. On December 31, 2020, Merger Sub was merged into the Operating Partnership and ceased to exist as of December 31, 2020.
Offerings
On July 15, 2015, we filed a registration statement on Form S-11 (File No. 333-205684) with the SEC to register an initial public offering of a maximum of 30,000,000 (adjusted for the 1:3 reverse stock split) of our shares of common stock for sale to the public (the “Initial Primary Offering”). We also registered a maximum of 3,333,333 (adjusted for the 1:3 reverse stock split) of our shares of common stock pursuant to our DRP (the “Initial DRP Offering” and together with the Initial Primary Offering, the “Initial Registered Offering”). During 2016, the SEC declared our registration statement effective and we began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, we sold shares of Class C common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, we began selling shares of our Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act, and began selling shares of our Class S common stock as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons.
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
On December 23, 2019, we commenced a follow-on offering pursuant to a new registration statement on Form S-11 (File No. 333-231724) (the “Follow-on Offering”), which registered the offer and sale of up to $800,000,000 in share value of Class C common stock, including $725,000,000 in share value of Class C common stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C common stock pursuant to our DRP. We ceased offering shares pursuant to the Initial Registered Offering concurrently with the commencement of the Follow-on Offering.

On January 22, 2021, with the authorization of the Board, we amended and restated our DRP with respect to our shares of Class C common stock in order to reflect our corporate name change and to remove the ability of our stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the DRP must reinvest all cash distributions in shares. In addition, the amended and restated DRP provides for determinations by the Board of the estimated net asset value (“NAV”) per share more frequently than annually. The amended and restated DRP was effective with respect to distributions that were paid in February 2021.
On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C common stock to be issued pursuant to the amended and restated DRP (the “2021 DRP Offering” and, collectively with the Initial DRP Offering, the “Registered DRP Offering”; the Registered DRP Offering collectively with the Follow-on Offering and the Reg A Offering, the “Registered Offerings”). We commenced offering shares of Class C common stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering.
Effective January 27, 2021, our Company, with the approval of the Board, terminated the Follow-on Offering. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, we had $600,547,672 in share value of unsold shares in the Follow-on Offering, which were deregistered with the SEC. On February 1, 2021, we commenced a private offering of Class C common stock under Regulation D promulgated under the Securities Act (the “Private Offering” and, collectively with the Registered Offerings, the “Offerings”) and accepted investor subscriptions from only accredited investors until we terminated the Private Offering on August 12, 2021.
On June 29, 2021, we filed with the SEC a Regulation A Offering Statement on Form 1-A, including our preliminary offering circular, for a $75,000,000 offering of our Class C common stock and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021.
Preferred Stock
On September 14, 2021, we and the Operating Partnership entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto (collectively, the “Underwriters”), pursuant to which we agreed to issue and sell 1,800,000 shares of our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share, with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”), in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00. In addition, we granted the Underwriters a 30-day option to purchase up to an additional 200,000 shares of the Series A Preferred Stock, which the Underwriters exercised in full on September 16, 2021. The issuance and sale of the shares of Series A Preferred Stock, including the issuance and sale of an additional 200,000 shares pursuant to the Underwriters’ full exercise of their option to purchase additional shares, closed on September 17, 2021 (see Note 9 to our accompanying unaudited condensed consolidated financial statements for additional information).
Updated Estimated Net Asset Value Per Share
On January 27, 2021, May 5, 2021, August 4, 2021 and November 4, 2021, the Board approved and established an updated estimated NAV per share of our Class C common stock and Class S common stock of $23.03 (adjusted for the 1:3 reverse stock split), $24.61, $26.05 and $27.29, respectively (all unaudited).
On November 4, 2021, the Board approved and established an updated estimated NAV per share of our Class C common stock and Class S common stock of $27.29 (unaudited) as of September 30, 2021. Effective November 5, 2021, the purchase price per share of our Class C common stock was increased from $26.05 to $27.29. Also, commencing November 5, 2021, the purchase price per share in the primary portion of the Class S Offering was increased to $27.29 plus the amount of any applicable upfront commissions and fees.
Additional information on the determination of our most recent estimated NAV per share, including the process used to determine our estimated NAV per share, can be found in our Current Report on Form 8-K filed with the SEC on November 5, 2021. Beginning with distributions scheduled to be paid to stockholders on November 24, 2021, the purchase price per share of our common stock in the Class C and the Class S DRPs was increased from $26.05 to $27.29.

The Company
We believe we are qualified to operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of distributions to our stockholders.
Our primary business consists of acquiring, financing and owning single-tenant net-lease industrial, retail and office real estate properties throughout the United States leased to creditworthy tenants on long-term leases, with a focus on strategically important and mission critical properties. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of September 30, 2021, our real estate investment portfolio consisted of 38 properties located in 14 states consisting of 13 retail properties, 14 office properties and 11 industrial properties, including the TIC Interest. The net book value of our real estate investments as of September 30, 2021 was $339,666,361.
With respect to our diversified portfolio of 38 operating properties, including the TIC Interest, as of September 30, 2021:
•13 properties are retail properties which represent approximately 13% of the portfolio, 14 properties are office properties which represent approximately 48% of the portfolio, and 11 properties, including the TIC Interest, are industrial properties which represent approximately 39% of the portfolio (expressed as a percentage of annualized net operating income);
•Occupancy rate of 100.0%;
•Leased to 31 different commercial tenants doing business in 13 separate industries;
•Approximately 2.2 million square feet of aggregate leasable space, including the TIC Interest;
•An average leasable space per property of approximately 59,000 square feet; approximately 100,000 square feet per industrial property; approximately 23,000 square feet per retail property and approximately 61,000 square feet per office property, and
•Outstanding mortgage note payable balance of $182,146,897.
As of September 30, 2021, all 38 operating properties in our portfolio are single-tenant net-lease properties and all 38 properties were leased, with a weighted average remaining lease term, excluding rights to extend a lease at the option of the tenant, of approximately 5.6 years, which increased to 6.0 years as of October 31, 2021 with the lease extensions signed by L3Harris and 3M Company during October 2021.
As of September 30, 2021, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximately 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of the Board in December 2019.
Primary Investment Objectives
Our primary investment objectives are:
•to provide attractive growth in adjusted funds from operations (“AFFO”) and sustainable cash distributions;
•to preserve and return capital contributions;
•to realize value appreciation from proactive investment selection and asset management;
•to provide future opportunities for growth and value creation; and
•to provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate.
We cannot assure you that we will achieve our investment objectives.

Investment Strategy
Commercial Real Estate
In pursuit of our primary objectives, we plan to grow our current single-tenant portfolio of triple-net leased properties and seek to acquire a diversified portfolio of income-generating commercial real estate investments throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds from our offerings in commercial real estate properties outside the United States.
We intend to acquire assets consistent with our acquisition philosophy by focusing primarily on properties located in primary, secondary and certain select tertiary markets and leased to tenants, at the time we acquire them, with strong financial statements, which may include investment grade credit quality, and typically subject to long-term leases with defined rental rate increases. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment. We do not designate specific geography or sector allocations for the portfolio; rather we intend to invest in regions or asset classes where we see the best opportunities that support our investment objectives.
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
Liquidity and Capital Resources
Proceeds from the sale of our shares of common stock have been, and will continue to be, primarily used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including commissions and tenant improvement costs associated with such investments. We also expect to use a portion of the proceeds from the sale of our shares of common stock for payments of obligations with respect to our outstanding indebtedness; capital expenditures related to our real estate investments; reserves required by financings of our real estate investments; and for general corporate purposes.
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures and other investments will be funded by the sale of shares of our common stock and bank borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by internally generated funds. Our cash requirements for operating and interest expenses, and distributions will generally be funded by internally generated funds. Proceeds from the sale of our common stock and debt financings have also been used to fund repurchases of common stock; however, we are terminating our SRPs as discussed above. When available, sources of capital include proceeds from the sale of properties, proceeds from the sale of shares of our common stock and secured or unsecured borrowings from banks or other lenders, as well as undistributed funds from operations.
Our Credit Facility (as defined below) provides a $22,000,000 line of credit including a $17,000,000 revolving line of credit for real estate acquisitions and an additional $5,000,000 revolving line of credit for working capital. After our initial draw of $6,000,000 to fund the repayment of our prior credit facility provided by Pacific Mercantile Bank (“PMB”), on March 31, 2021, and subsequent repayments of $3,000,000 in June 2021 and $1,500,000 each in July and August 2021, we have $17,000,000 available to finance real estate acquisitions and $5,000,000 available for working capital purposes as of September 30, 2021.
Subsequent to the third quarter of 2021, on November 12, 2021, we and KeyBank National Association (“KeyBank”) agreed on a non-binding term sheet for a new $225,000,000 credit facility (the "Facility") to be syndicated by KeyBank as Administrative Agent and Lead Arranger. The term sheet provides for a four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions, and a five-year term loan. The Facility is expected to be available for general corporate purposes including but not limited to acquisitions, repayment of existing indebtedness and capital expenditures. The Facility will be priced on a leverage-based pricing grid that fluctuates based on the Company’s actual leverage ratio. Closing of the Facility will be subject to customary closing conditions; however, there can be no assurances that the Facility will close.

Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our maximum leverage as defined and approved by the Board, including all of the independent directors, is 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. We use available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. There is no limitation on the amount we may borrow for the purchase of any single asset. As of September 30, 2021, our leverage ratio was 40%.
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
On March 29, 2021, we entered into a new credit facility with Banc of California (the “Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023 which replaced the prior $12,000,000 credit facility provided by PMB which had a balance outstanding of $6,000,000 as of December 31, 2020, which was repaid on March 31, 2021. We paid Banc of California origination fees of $77,000 in connection with the Credit Facility. Under the terms of the Credit Facility, we pay a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day shall not be less than 4.75% per annum. We will pay an unused commitment fee of 0.15% per annum of the unused portion of the Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Credit Facility.
The Credit Facility is secured by substantially all of our tangible and intangible assets, including intellectual property. The Credit Facility requires us to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Wirta, our Chairman, and the Wirta Family Trust guaranteed the $6,000,000 initial borrowing, which was due by September 30, 2021. This guarantee expired upon the full repayment of the $6,000,000 in August 2021. Mr. Wirta and the Wirta Family Trust also guaranteed the $5,000,000 revolving line of credit for working capital. On March 29, 2021, we entered into an updated indemnification agreement with Mr. Wirta and the Wirta Family Trust with respect to their guarantees of borrowings under the Credit Facility.
As of September 30, 2021, the outstanding principal balance of our mortgage notes payable on our operating properties and our revolving credit facility were $182,146,897 and zero, respectively. As of September 30, 2021, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,764,171, which is not included in our unaudited condensed consolidated balance sheets.
Refinancing Transactions and Sale of Real Estate Investments
During the nine months ended September 30, 2021, we refinanced the following mortgage notes:

	December 31, 2020	New	Prior	New	Original	New
Properties	Principal Amount	Principal Amount	Interest Rate	Interest Rate	Maturity Date	Maturity Date
Levins	$2,032,332	$2,700,000	3.74%	3.75%	3/5/2021	2/16/2026
Dollar General Bakersfield	$2,268,922	$2,280,000	3.38%	3.65%	3/5/2021	2/16/2028
Labcorp	$4,020,418	$5,400,000	3.38%	3.75%	3/5/2021	2/16/2026
GSA (MSHA)	$1,752,092	$1,756,000	3.13%	3.65%	8/5/2021	2/16/2026
L3Harris	$5,185,929	$6,300,000	4.69%	3.35%	4/1/2022	5/21/2031
Northrop Grumman	$5,518,589	$7,000,000	4.40%	3.35%	7/2/2022	5/21/2031

During the nine months ended September 30, 2021, we sold the following retail real estate investments:

Property	Location	Disposition Date	Rentable Square Feet	Contract Sale Price	Net Proceeds	Gain on Sale
Chevron Gas Station	Roseville, CA	1/7/2021	3,300	$4,050,000	$3,914,909	$228,769
EcoThrift	Sacramento, CA	1/29/2021	38,536	5,375,300	2,684,225	51,415
Chevron Gas Station	San Jose, CA	2/12/2021	1,060	4,288,888	4,054,327	9,458
Dana	Cedar Park, TX	7/7/2021	45,465	10,000,000	4,975,334	4,127,638
Total			88,361	$23,714,188	$15,628,795	$4,417,280
On September 24, 2021, we received a notice of refund amounting to $115,133 related to the sale of our Las Vegas, Nevada retail property on December 16, 2020, which was formerly leased to 24 Hour Fitness. The refund relates to a portion of a holdback from sales proceeds to cover expenses by the buyer to prepare the property for lease, including the payment of accrued interest, common area maintenance, taxes, insurance and other related expenses and building permits to begin construction of improvements on the property. The refund is an adjustment to the estimate of the amount which was expected to be received.
Sales Pursuant to Our Private Offering and Our Regulation A Offering
We commenced the Private Offering to accredited investors only under Regulation D promulgated under the Securities Act on February 1, 2021, and during the period from February 1, 2021 to August 11, 2021, we sold 36,207 shares of Class C common stock pursuant to the Private Offering for aggregate proceeds of $851,273. We terminated the Private Offering on August 12, 2021.
On June 29, 2021, we filed with the SEC a Regulation A Offering Statement on Form 1-A, including our preliminary offering circular, for a $75,000,000 offering of our Class C common stock and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021. The Reg A Offering allowed us to once again accept subscriptions from investors who are not accredited. During the period from August 16, 2021 to October 31, 2021, we sold 42,113 shares of Class C common stock pursuant to the Reg A Offering for aggregate proceeds of $1,097,029. On November 2, 2021, the Board reviewed and approved management’s recommendation to terminate the Reg A Offering effective upon the close of business on November 24, 2021.
Underwritten Offering - Series A Preferred Stock
On September 14, 2021, we and the Operating Partnership entered into the Underwriting Agreement with B. Riley Securities, Inc., as the Underwriters, pursuant to which we agreed to issue and sell 1,800,000 shares of the Series A Preferred Stock in the Preferred Offering at a price per share of $25.00. In addition, we granted the Underwriters a 30-day option to purchase up to an additional 200,000 shares of the Series A Preferred Stock, which the Underwriters exercised in full on September 16, 2021. The issuance and sale of the shares of Series A Preferred Stock, including the issuance and sale of an additional 200,000 shares pursuant to the Underwriters’ full exercise of their option to purchase additional shares, closed on September 17, 2021. The gross proceeds from the Preferred Offering were $50,000,000 and the net proceeds were $47,570,374, after deducting the underwriting discount of $1,575,000 and other offering expenses of $854,626, which included the structuring fee of $250,000 (see Note 9 to our accompanying unaudited condensed consolidated financial statements for additional information).
Share Repurchases
For the three months ended September 30, 2021, we received share repurchase requests and repurchased shares as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
July 2021	$4,481,177	August 4, 2021	$1,058,285
August 2021	$5,928,373	September 3, 2021	$1,775,082
September 2021	$6,560,652	October 5, 2021	$1,348,912
(1)    Including Extraordinary Circumstance Repurchases (as defined below) and after applicable administrative fees for shares held less than two years for shares repurchased thereafter.

Impact of the COVID-19 Pandemic on Our Capital Resources
Uncertainties over the future utilization of office and retail properties which have arisen as a result of the COVID-19 pandemic, the resulting decrease in our NAV per share as of April 30, 2020 and the reduction in our distribution rate in May 2020 have severely impacted our ability to raise capital through our common stock offerings. From January 1, 2021 through September 30, 2021, we raised approximately $6,300,000 through our common stock offerings, including our distribution reinvestment plans, a 61% decrease compared with approximately $16,200,000 raised during the first nine months of 2020. In addition, share repurchases increased from approximately $13,200,000 during the first nine months of 2020 to approximately $16,900,000 in the first nine months of 2021, and we decided not to repurchase an additional $5,210,652 in repurchase requests received during September 2021 in order to preserve liquidity.
In April 2020, one of our subsidiaries was successful in obtaining a $517,000 loan through the Small Business Administration’s Paycheck Protection Program (“PPP”), which was funded by PMB on April 20, 2020. In December 2020, our subsidiary submitted its application for forgiveness of the total amount of the loan to PMB. After PMB’s review, our subsidiary updated its forgiveness application on February 10, 2021. PMB submitted the application to the SBA on February 10, 2021, and on February 16, 2021, our subsidiary was notified by PMB that its application for forgiveness of the PPP loan had been approved by the SBA in the full amount of $517,000. Accordingly, the forgiveness of the PPP loan is reflected in other income for the nine months ended September 30, 2021 in our accompanying unaudited condensed consolidated financial statements.
Cash Flow Summary
The following table summarizes our cash flow activity for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$6,312,683	$3,813,564
Net cash provided by investing activities	$20,293,056	$13,207,680
Net cash provided by (used in) financing activities	$19,727,618	$(14,947,468)
Cash Flows from Operating Activities
For the nine months ended September 30, 2021 and 2020, net cash provided by operating activities was $6,312,683 and $3,813,564, respectively.
The cash provided by operating activities during the nine months ended September 30, 2021 primarily reflects adjustments to our net income of $1,742,964 for distributions from our investment in an unconsolidated entity of $247,929 and net other non-cash charges of $6,021,967 related to depreciation and amortization, stock compensation expense, amortization of deferred financing costs, amortization of deferred lease incentives and amortization of above market lease intangibles, which were partially offset by the gain on sale of real estate investments, amortization of below-market lease intangibles, amortization of deferred rents, unrealized gain on interest rate swap valuation, gain on forgiveness of economic relief note payable, reversal of impairment of real estate property and undistributed income from our investment in an unconsolidated entity. The cash provided by operations was also offset in part by cash used due to changes in operating assets and liabilities of $1,700,177 during the nine months ended September 30, 2021 primarily due to increases in notes receivable and prepaid and other assets and a decrease in accounts payable, accrued and other liabilities, partially offset by a decrease in tenant receivables.
The cash provided by operating activities during the nine months ended September 30, 2020 primarily reflects adjustments to our net loss of $52,097,300 for distributions from our investment in an unconsolidated entity of $542,140 and net non-cash charges of $55,899,848 primarily related to impairment of goodwill and intangible assets, depreciation and amortization, impairment of real estate investment property, unrealized loss on interest rate swap valuation, amortization of deferred financing costs and stock compensation expense, which were partially offset by gain on sale of real estate investments, amortization of deferred rents, amortization of below-market lease intangibles and income from our investment in an unconsolidated entity. In addition, the net non-cash charges were partially offset by a net use of cash due to changes in operating assets and liabilities of $531,124 during the nine months ended September 30, 2020 primarily due to increases in tenant receivables, prepaid and other assets and decreases in accounts payable, accrued and other liabilities and due to affiliates.
We continue to expect that our cash flows from operating activities will be positive in the next twelve months; however, there can be no assurance that this expectation will be realized.

Cash Flows from Investing Activities
Net cash provided by investing activities was $20,293,056 for the nine months ended September 30, 2021 and consisted primarily of the following:
•$22,840,026 in proceeds from sale of real estate investments; and
•$1,824,383 from collection of a note receivable from sale of real estate property; partially offset by
•$3,644,221 for acquisition of a real estate investment;
•$531,382 of additions to existing real estate investments; and
•$195,750 of additions to intangible assets.
Net cash provided by investing activities was $13,207,680 for the nine months ended September 30, 2020 and consisted primarily of the following:
•$15,364,073 in proceeds from sale of real estate investments, partially offset by
•$600,291 of additions to existing real estate investments;
•$566,102 of additions to intangible assets; and
•$990,000 for lease incentives.
Cash Flows from Financing Activities
Net cash provided by financing activities was $19,727,618 for the nine months ended September 30, 2021 and consisted of the following:
•$47,570,374 in net proceeds from issuance of preferred stock;
•$2,911,744 in proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $946,914;
•$25,436,000 in proceeds from mortgage notes payable;
•$6,000,000 in proceeds from borrowings on our credit facility; and
•$18,804 of refundable loan deposits.
These proceeds were partially offset by:
•$29,434,396 of mortgage notes principal payments and deferred financing cost payments of $381,076 to third parties;
•$12,000,000 of repayments on our credit facilities;
•$16,881,466 used for repurchases of shares under the SRPs; and
•$2,565,452 of cash distributions paid to common stockholders.
Net cash used in financing activities was $14,947,468 for the nine months ended September 30, 2020 and consisted primarily of the following:
•$36,421,500 of mortgage notes principal payments and deferred financing cost payments of $389,662 to third parties;
•$6,000,000 of repayments on our credit facility;
•$4,800,000 of full principal repayments on our short-term notes;
•$13,154,123 used for repurchases of shares under the SRPs; and
•$4,071,697 of cash distributions paid to common stockholders.
These uses were partially offset by:
•$10,378,762 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $981,748;
•$35,705,500 of proceeds from mortgage notes payable;
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
Neither the SEC, Nareit, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure. Furthermore, as described in Note 12 to our accompanying unaudited condensed consolidated financial statements, the conversion ratios for units of Class M limited partnership interest in the Operating Partnership, units of Class P limited partnership interest in the Operating Partnership and units of Class R limited partnership interest (“Class R OP Units”) in the Operating Partnership can increase if the specified performance hurdles are achieved.

The following are the calculations of FFO and AFFO for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net income (loss) attributable to common stockholders (in accordance with GAAP)	$1,599,561	$(52,097,300)
FFO adjustments:
Add: Depreciation and amortization	10,420,000	11,587,202
Amortization of lease incentives	192,235	45,903
Depreciation and amortization for investment in the TIC Interest	545,896	545,262
Less: Gain on sale of real estate investments, net	(4,532,413)	(1,693,642)
FFO	8,225,279	(41,612,575)
AFFO adjustments:
Add: Impairment of real estate investments	(400,999)	9,506,525
Impairment of goodwill and intangible assets	—	34,572,403
Gain on forgiveness of economic relief note payable	(517,000)	—
Amortization of corporate intangibles	1,397,529	1,833,054
Stock compensation	2,115,341	522,183
Amortization of deferred financing costs	207,086	794,488
Amortization of above-market intangible leases	97,367	134,412
Unrealized (gains) losses on interest rate swaps	(684,057)	1,019,840
Acquisition fees and due diligence expenses, including abandoned pursuit costs	712,925	116,809
Reserve for loan guarantee	—	3,120,678
Less: Deferred rents	(950,694)	(1,027,863)
Amortization of below-market intangible leases	(1,099,723)	(1,157,951)
Other adjustments for unconsolidated entities	(56,585)	(67,751)
AFFO	$9,046,469	$7,754,252

Weighted average shares outstanding - basic	7,575,013	8,019,742
Weighted average shares outstanding - fully diluted	8,763,112	9,209,706

FFO Per Share:
Basic	$1.09	$(5.19)
Fully Diluted	$0.94	$(4.52)

AFFO Per Share:
Basic	$1.19	$0.97
Fully Diluted	$1.03	$0.84
Results of Operations
As of September 30, 2021, we owned 38 operating properties, including the TIC Interest. We acquired one retail property during the first nine of months 2021 compared to no real estate acquisitions during the first nine of months 2020. Four properties were sold during the first nine months of 2021 (three retail properties during the first quarter of 2021, which were classified as held for sale as of December 31, 2020, and one industrial property during the third quarter of 2021, which was classified as held for sale as of June 30, 2021). Three retail properties were sold during the first nine months of 2020, which were classified as held for sale as of June 30, 2020. The operating results of such properties that were classified in the ordinary course of business as held for sale are included in our continuing results of operations.

We expect that rental income, tenant reimbursements, depreciation and amortization expense, and interest expense will decrease for the full year of 2021 as compared with the full year of 2020 as a result of our nine dispositions from the third quarter of 2020 through the third quarter of 2021 (seven retail properties and two industrial properties), partially offset by the results from our Raising Cane's retail property acquired on July 26, 2021. Our results of operations for the three and nine months ended September 30, 2021 may not be indicative of those expected for the full year of 2021 or in future periods. Due to the continuing COVID-19 pandemic, including the recent spread of the Delta variant, in the United States and globally, our tenants and operating partners continue to be impacted. The continued impact of the COVID-19 pandemic and the Delta variant on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information regarding mutations of COVID-19, the success of actions taken to contain or treat COVID-19, the effectiveness of the current vaccines to contain the COVID-19 variants including the Delta variant, and reactions by consumers, companies, governmental entities and capital markets.
Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020
Rental Income
Rental income, including tenant reimbursements, for the three months ended September 30, 2021 and 2020 was $10,307,683 and $9,557,191, respectively. The increase of $750,492, or 8%, quarter-over-quarter primarily reflects $1,528,484 of revenue from the early termination of a lease on the industrial property sold during the third quarter of 2021, net of reversal of deferred rents. Excluding the revenue from early termination of this lease, the quarter-over-quarter rental income decreased by $777,992, or 8%, primarily reflecting the reduction of rental income related to the sale of three retail properties during the third quarter of 2020, as well as the effect of the subsequent sale of one retail and one industrial property during the fourth quarter of 2020 and three retail properties during the first quarter of 2021, compared to the sale of one industrial property during the third quarter of 2021, offset in part by the depreciation and amortization from the retail property acquired on July 26, 2021. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of September 30, 2021 was $26,696,384.
General and Administrative
General and administrative expenses were $3,674,187 and $2,522,719 for the three months ended September 30, 2021 and 2020, respectively. The increase of $1,151,468, or 46%, quarter-over-quarter primarily reflects increases of $559,826 in stock compensation expense related to the Class R OP Units granted in January 2021 (discussed in detail in Note 12 to our accompanying unaudited condensed consolidated financial statements), legal and insurance expenses in the current year quarter compared to the prior year quarter.
Depreciation and Amortization
Depreciation and amortization expense was $3,814,503 and $4,304,470 for the three months ended September 30, 2021 and 2020, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The decrease of $489,967, or 11%, quarter-over-quarter primarily reflects the reduction of depreciation and amortization expenses related to the sale of four retail properties and one industrial property during the second half of 2020, three retail properties during the first quarter of 2021 and one industrial property during the third quarter of 2021, offset in part by the depreciation and amortization from the retail property acquired on July 26, 2021.
Interest Expense
Interest expense was $1,831,545 and $2,732,528 for the three months ended September 30, 2021 and 2020, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements for the detail of the components of interest expense). The decrease of $900,983, or 33%, quarter-over-quarter was primarily due to reduced outstanding borrowings for both our mortgage notes payable and our credit facilities and reduced amortization of loan fees. The average principal balance of our mortgage notes payable was reduced to approximately $182,453,000 during the third quarter of 2021 from approximately $196,378,000 during the third quarter of 2020. In addition, average credit facility borrowings were approximately $1,500,000 during the third quarter of 2021 compared to approximately $9,065,000 during the third quarter of 2020.

Property Expenses
Property expenses were $1,658,437 and $1,677,055 for the three months ended September 30, 2021 and 2020, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The decrease of $18,618, or 1%, quarter-over-quarter primarily reflects the reduction in property expenses related to the sale of three retail properties during the third quarter of 2020, as well as the effect of the subsequent sale of one retail and one industrial property during the fourth quarter of 2020 and three retail properties during the first quarter of 2021, compared to the sale of one industrial property during the third quarter of 2021, offset in part by property expenses from the retail property acquired on July 26, 2021.
Reserve for Loan Guarantee
The credit to our reserve for our estimated liability under a loan guarantee amounted to $4,359 for the three months ended September 30, 2020. This represented the change in the estimated liability for a loan guarantee related to our subsidiary's secured mortgage for the Las Vegas, Nevada property, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property. The Las Vegas, Nevada property was sold on December 15, 2020 and the reserve was reversed as a result of the buyer's assumption of the related mortgage note payable.
Gain on Sale of Real Estate Investments
The gain on sale of investments of $4,242,771 and $1,693,642 for the nine months ended September 30, 2021 and 2020 relates primarily to the sale of one industrial property during the current year quarter and three retail properties during the prior year quarter, respectively (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details).
Other Income (Loss)
The lease termination expense of $1,175,192 for the three months ended September 30, 2020 reflects the fee for early termination of our Costa Mesa office lease following the surrender of the leased premises to the lessor during the second quarter of 2020.
Interest income was $1,270 and $51 for the three months ended September 30, 2021 and 2020, respectively.
Income from investment in unconsolidated entity was $75,403 and $92,617 for the three months ended September 30, 2021 and 2020, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the third quarters of 2021 and 2020, respectively.
Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
Rental Income
Rental income, including tenant reimbursements, for the nine months ended September 30, 2021 and 2020 was $28,521,546 and $29,888,620, respectively. Rental income during the current year period included $1,528,484 of revenue from the early termination of lease related to the industrial property sold during the third quarter of 2021. The decrease of $1,367,074, or 5%, period-over-period primarily reflects the reduction of rental income from the nine properties (seven retail properties and two industrial properties) sold during the second half of 2020 and the first and third quarters of 2021, offset in part by rental income from the retail property acquired on July 26, 2021. Excluding the effect of the revenue from early termination of the lease on the industrial property sold in July 2021, the period-over-period rental income decreased by $2,895,558, or 10%. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The annualized base rental income of the operating properties owned as of September 30, 2021 was $26,696,384.

General and Administrative
General and administrative expenses were $9,832,940 and $7,447,082 for the nine months ended September 30, 2021 and 2020, respectively. The increase of $2,385,858, or 32%, period-over-period primarily reflects $1,573,991 of stock compensation expense related to the Class R OP Units granted in January 2021 (discussed in Note 12 to our accompanying unaudited condensed consolidated financial statements) along with other compensation, legal and insurance expenses in the current year period compared to the prior year period.
Depreciation and Amortization
Depreciation and amortization expense was $11,817,529 and $13,420,256 for the nine months ended September 30, 2021 and 2020, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The decrease of $1,602,727, or 12%, period-over-period primarily reflects the reduction of depreciation and amortization expenses related to the nine properties (seven retail properties and two industrial properties) sold during the second half of 2020 and the first and third quarters of 2021, offset in part by depreciation and amortization from the retail property acquired on July 26, 2021.
Interest Expense
Interest expense was $5,711,330 and $9,196,061 for the nine months ended September 30, 2021 and 2020, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements for the detail of the components of interest expense). The decrease of $3,484,731, or 38%, period-over-period was primarily due to our gain on interest rate swaps of $586,782 during the nine months ended September 30, 2021, compared to a loss on interest rate swaps of $1,164,490 during the nine months ended September 30, 2020. In addition, the decrease was due to reduced outstanding borrowings for both our mortgage notes payable and our credit facilities and reduced amortization of loan fees. There was also a decrease in the average principal balance of our mortgage notes payable from approximately $197,182,000 during the first nine months of 2020 to approximately $180,266,000 during the first nine months of 2021 and average credit facility borrowings were approximately $10,290,000 during the first nine months of 2020, compared to $4,000,000 during the first nine months of 2021.
Property Expenses
Property expenses were $5,111,270 and $5,480,411 for the nine months ended September 30, 2021 and 2020, respectively. These expenses primarily relate to property taxes and repairs and maintenance expense, the majority of which are reimbursed by tenants. The decrease of $369,141, or 7%, period-over-period primarily reflects the reduction in expenses related to the nine properties (seven retail properties and two industrial properties) sold during the second half of 2020 and the first and third quarters of 2021.
Impairment of Real Estate Investment Properties
Impairment of real estate investment properties was a credit of $400,999 for the nine months ended September 30, 2021 and a charge of $9,506,525 for the nine months ended September 30, 2020. The current year period's credit resulted from an adjustment to reduce the impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for use in June 2021 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for a detailed discussion of the adjustment). The impairment charge recorded in the nine months ended September 30, 2020 relates to the impairments of four properties formerly leased to Rite Aid, 24 Hour Fitness, Dinan Cars and Dana due to the negative impacts of the COVID-19 pandemic. These properties were specifically affected due to the forced closure of the 24 Hour Fitness in Las Vegas, Nevada, and the uncertainty regarding our ability to re-lease the Dinan Cars and Dana vacant properties on the same or better terms, or at all (see Note 3 to our accompanying unaudited condensed consolidated financial statements for impairment details). The properties formerly leased by Rite Aid, 24 Hour Fitness, Dinan Cars and Dana were sold in August, October and December 2020 and July 2021, respectively.

Impairment of Goodwill and Intangible Assets
Impairment charges of $34,572,403 recorded during the nine months ended September 30, 2020 consisted of goodwill impairment of $33,267,143 (approximated 66% of goodwill) and intangible assets impairment of $1,305,260 (approximated 16% of intangible assets) related to our investor list. These impairments reflected the negative impacts of the COVID-19 pandemic to the carrying values of goodwill and intangible assets (see Note 5 to our accompanying unaudited condensed consolidated financial statements for impairment details).
Reserve for Loan Guarantee
The reserve for estimated liability under a loan guarantee amounted to $3,120,678 for the nine months ended September 30, 2020. This represented the estimated liability for a loan guarantee related to our subsidiary's secured mortgage for the Las Vegas, Nevada property, as a result of the evaluation of the impact of the COVID-19 pandemic on the tenant's business and the risk that the lender could foreclose on the property. The Las Vegas, Nevada property was sold on December 15, 2020 and the reserve was reversed as a result of the buyer's assumption of the related mortgage note payable.
Gain on Sale of Real Estate Investments
The gain on sale of investments of $4,532,413 and $1,693,642 for the nine months ended September 30, 2021 and 2020, respectively, relates primarily to the sale of four properties (three retail and one industrial) during the current year period and three retail properties during the prior year period, respectively (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details).
Other Income (Loss)
The lease termination expense of $1,175,192 for the nine months ended September 30, 2020 reflects the fee for early termination of our Costa Mesa office lease following the surrender of the leased premises to the lessor during the second quarter of 2020.
Interest income was $1,370 and $4,873 for the nine months ended September 30, 2021 and 2020, respectively.
Income from investment in unconsolidated entity was $222,705 and $239,028 for the nine months ended September 30, 2021 and 2020, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first nine months of 2021 and 2020, respectively.
Other income for the nine months ended September 30, 2021 also includes the SBA’s forgiveness in February 2021 of our economic relief note payable of $517,000 obtained in April 2020 under the terms of the PPP.
Organizational and Offering Costs
Organizational and offering costs include all expenses incurred in connection with the Offerings, including investor relations' payroll expenses and other expenses incurred in connection with our Offerings, including, but not limited to legal fees, federal and state filing fees, and other costs. For the nine months ended September 30, 2021 and September 30, 2020, we incurred organizational and offering costs aggregating $946,914 and $981,748, respectively, which are recorded in our financial statements as an offset to equity. As of September 30, 2021, we had recorded cumulative organizational and offering costs of $8,091,076, including $5,429,105 paid to our former sponsor or affiliates.

Distributions
We intend to pay distributions on a monthly basis, and we paid our first distribution on July 11, 2016. The rate is determined by the Board based on our financial condition and such other factors as the Board deems relevant. The Board has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders other than as necessary to meet REIT qualification requirements.
Distributions declared, distributions paid and cash flows provided by operating activities were as follows:

	Total Distributions	Distributions Declared	Distributions Paid		Cash Flows Provided by (Used in) Operating
Period (1)	Declared	Per Share	Cash	Reinvested	Activities
2021
First Quarter 2021 (2)	$1,991,676	$0.258903	$891,202	$1,130,949	$102,091
Second Quarter 2021 (3)	1,976,511	0.261780	835,381	1,131,281	2,981,262
Third Quarter 2021 (4)	198,172	0.264656	838,868	1,137,501	3,229,330
	$4,166,359	$0.785339	$2,565,451	$3,399,731	$6,312,683
2020
First Quarter 2020 (5)	$4,189,102	$0.523018	$1,379,751	$2,360,514	$1,947,505	*
Second Quarter 2020 (6)	3,270,291	0.407691	1,710,514	2,304,199	(774,533)	*
Third Quarter 2020 (7)	2,135,815	0.264656	981,432	1,150,452	2,638,676
Fourth Quarter 2020 (8)	2,106,620	0.264656	947,519	1,143,369	1,765,192
2020 Totals	$11,701,828	$1.460021	$5,019,216	$6,958,534	$5,576,840	*
*    Includes non-recurring Merger costs of $201,920 during the year ended December 31, 2020 ($193,460 during the quarter ended March 31, 2020 and $8,460 during the quarter ended June 30, 2020).
(1)The distributions paid per share of Class S common stock are net of deferred selling commissions.
(2)The distribution of $675,221 for the month of March 2021 was declared in January 2021 and paid on April 26, 2021. The amount was recorded as a liability as of March 31, 2021.
(3)The distribution of $650,167 for the month of June 2021 was declared in March 2021 and paid on July 26, 2021. The amount was recorded as a liability as of June 30, 2021.
(4)The distribution of $643,025 for the month of September 2021 was declared in June 2021 and paid on October 25, 2021. The amount was recorded as a liability as of September 30, 2021 in the accompanying unaudited condensed consolidated balance sheets.
(5)The distribution of $1,415,328 for the month of March 2020 was declared in January 2020 and paid on April 27, 2020. The amount was recorded as a liability as of March 31, 2020.
(6)The distribution of $691,443 for the month of June 2020 was declared in May 2020 and paid on July 27, 2020. The amount was recorded as a liability as of June 30, 2020.
(7)The distribution of $674,837 for the month of September 2020 was declared in May 2020 and paid on October 26, 2020. The amount was recorded as a liability as of September 30, 2020.
(8)The distribution of $699,997 for the month of December 2020 was declared in September 2020 and paid on January 22, 2021. The amount was recorded as a liability as of December 31, 2020.

Our sources of distribution payments were as follows:

Period	Net Rental Income Received	Offering Proceeds
2021
First Quarter 2021	$1,991,676	$—
Second Quarter 2021	1,976,511	—
Third Quarter 2021	198,172	—
2021 Totals	$4,166,359	$—
2020
First Quarter 2020	$4,189,102	$—
Second Quarter 2020	3,270,291	—
Third Quarter 2020	2,135,815	—
Fourth Quarter 2020	2,106,620	—
2020 Totals	$11,701,828	$—
Distributions to stockholders were declared and paid based on daily record dates at rates per share per day. The distribution details are as follows:

Distribution Period	Rate Per Share Per Day (1)		Declaration Date	Payment Date
2021
January 1-31	$0.00287670		December 9, 2020	February 25, 2021
February 1-28	$0.00287670		January 27, 2021	March 25, 2021
March 1-31	$0.00287670		January 27, 2021	April 26, 2021
April 1-30	$0.00287670		March 25, 2021	May 25, 2021
May 1-31	$0.00287670		March 25, 2021	June 25, 2021
June 1-30	$0.00287670		March 25, 2021	July 26, 2021
July 1-31	$0.00287670		June 16, 2021	August 25, 2021
August 1-31	$0.00287670		June 16, 2021	September 27, 2021
September 1-30	$0.00287670		June 16, 2021	October 25, 2021
October 1-31	$0.00315070		August 12, 2021	(3)
November 1-30	$0.00315070		August 12, 2021	(3)
December 1-31	$0.00315070		August 12, 2021	(3)
2020
January 1-31	$0.00576630		December 18, 2019	February 25, 2020
February 1-29	$0.00573771		January 24, 2020	March 25, 2020
March 1-31	$0.00573771		January 24, 2020	April 27, 2020
April 1-30	$0.00573771		January 24, 2020	May 26, 2020
May 1-31	$0.00481479	(2)	May 20, 2020	June 25, 2020
June 1-30	$0.00287670		May 20, 2020	July 27, 2020
July 1-31	$0.00287670		May 20, 2020	August 26, 2020
August 1-31	$0.00287670		May 20, 2020	September 28, 2020
September 1-30	$0.00287670		May 20, 2020	October 26, 2020
October 1-31	$0.00287670		September 30, 2020	November 25, 2020
November 1-30	$0.00287670		September 30, 2020	December 28, 2020
December 1-31	$0.00287670		September 30, 2020	January 22, 2021

(1)    Distributions paid per share of Class S common stock are net of deferred selling commissions.
(2)    Rate per share per day reflects $0.00573771 per day through May 21, 2020 and $0.0028767 per day thereafter, after adjustment for the 1:3 reverse stock split.
(3)    Distribution has not been paid as of the filing date of this Quarterly Report on Form 10-Q.
Commencing January 2022, since we are terminating our Reg A Offering effective November 24, 2021, we expect the Board to declare distributions based on a single record date as of the end of the month, and to pay these distributions on a monthly basis. Cash distributions will be determined by the Board based on our financial condition, projected cash flows and such other factors as the Board deems relevant. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders other than as necessary to meet REIT qualification requirements.
Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of September 30, 2021, December 31, 2020 and September 30, 2020, including four and three assets held for sale as of December 31, 2020 and September 30, 2020, respectively, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	As of
	September 30, 2021	December 31, 2020	September 30, 2020
Number of properties:		(1)	(2)
Retail	13	15	16
Office	14	14	14
Industrial	11	12	13
Total operating properties and properties held for sale	38	41	43
Land	1	1	1
Total properties	39	42	44

Leasable square feet:
Retail	295,366	220,553	362,764
Office	853,963	853,963	904,499
Industrial	1,100,054	1,145,519	1,185,279
Total	2,249,383	2,220,035	2,452,542
(1)    Includes four retail properties held for sale as of December 31, 2020, three of which were sold during the first quarter of 2021 and one retail property was put back into operating properties and reclassified as real estate investment held for investment and use during the second quarter of 2021.
(2)    Includes three properties held for sale as of September 30, 2020 (two retail properties and one industrial property), one retail and one industrial property of which were sold during the fourth quarter of 2020 and one retail property was reclassified as real estate investment held for investment and use during the second quarter of 2021.
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

We completed the sale of four and three properties during the first nine months of 2021 and 2020, respectively, as follows:

Property	Location	Property Type	Disposition Date	Contract Sales Price	Net Proceeds (1)
2021
Chevron Gas Station	Roseville, CA	Retail	1/7/2021	$4,050,000	$3,914,909
EcoThrift	Sacramento, CA	Retail	1/29/2021	5,375,300	2,684,225
Chevron Gas Station	San Jose, CA	Retail	2/12/2021	4,288,888	4,054,327
Dana	Cedar Park, TX	Industrial	7/7/2021	10,000,000	4,975,334
				$23,714,188	$15,628,795
2020
Rite Aid	Lake Elsinore, CA	Retail	8/3/2020	$7,250,000	$3,299,016
Walgreens	Stockbridge, GA	Retail	8/27/2020	5,538,462	5,296,356
Island Pacific	Elk Grove, CA	Retail	9/16/2020	3,155,000	1,124,016
				$15,943,462	$9,719,388
(1)    Net of commissions, closing costs paid and repayment of the outstanding mortgages, except there were no outstanding mortgages on the two Chevron properties and the Walgreens property at the time of sale.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that the properties are adequately insured. We have two tenants with leases that provide for tenant improvement allowances which have a remaining aggregate balance of $189,136, the majority of which will be funded from restricted cash on deposit at Banc of California. Additional funds included in restricted cash will fund building improvements. We expect that the related improvements will be completed within the next 12 months.
In addition, we have identified approximately $3,700,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months, including approximately $1,500,000 of building improvements at the Northrop Grumman and Wood properties which we have agreed to complete in a timely manner. The improvements at the Northrup Grumman property will be funded from restricted cash on deposit at Banc of California of $1,271,462. Approximately $1,300,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. We will have to pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $900,000 are not recoverable from tenants. These improvements will be funded from operating cash flows, debt financings or proceeds from the sale of shares of our common and preferred stock.
Recent Market Conditions
We continue to face significant uncertainties due to the COVID-19 pandemic, including the Delta variant, although their impact on the economy appears to have diminished and the general commercial real estate market appears to be recovering. Both the investing and leasing environments are highly competitive. Even before the COVID-19 pandemic, uncertainty regarding the economic and political environment had made businesses reluctant to make long-term commitments or changes in their business plans. The COVID-19 pandemic has resulted in significant disruptions in utilization of office and retail properties and uncertainty over how tenants will respond when their leases are scheduled to expire.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic, may result in decreases in cash flows from investment properties. We have one office and one industrial lease scheduled to expire in 2022 and four leases (three office and one industrial) scheduled to expire in 2023, which comprise an aggregate of 303,743 leasable square feet and represent approximately 13.0% of projected 2022 net operating income from properties. The tenants of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.

Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. However, we have successfully negotiated lease extensions for four properties (two Dollar Generals in Ohio, Northrop Grumman in Melbourne, Florida and PreK in San Antonio, Texas) over the last nine months, and negotiated lease extensions for L3Harris in Carlsbad, California and 3M Company in Dekalb, Illinois during October of 2021. We are in the process of negotiating potential lease extensions with several other tenants.
The debt market remains sensitive to the macro environment, such as impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. While we have had success during 2020 and the first nine months of 2021 with refinancing nine of our properties, any future uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. We continuously review our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. We plan to rely on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity, or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. We expect to manage the current mortgage lending environment by considering alternative lending sources, including fixed rate loans, variable rate loans, securitized debt, or any combination of the foregoing.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 31, 2021. There have been no significant changes to our policies during the nine months ended September 30, 2021.

Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 11 to our accompanying unaudited condensed consolidated financial statements for discussion of commitment and contingencies).
Related-Party Transactions and Agreements
Through December 31, 2019, we had contracted for advisory services through an advisory agreement with our former advisor whereby we paid certain fees to, or reimbursed certain expenses of, our former advisor or affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 10 to our accompanying unaudited condensed consolidated financial statements for additional details of the various related-party transactions and agreements).
Subsequent Events
See Note 13 to our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to September 30, 2021 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of September 30, 2021.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2021 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the impact it may have on our operations, including our internal control.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 11 to our accompanying unaudited condensed consolidated financial statements is incorporated herein by reference.
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
The Company’s operations and performance depend significantly on national and regional economic conditions, and adverse economic conditions can materially adversely affect the Company’s business, results of operations and financial condition.
Adverse macroeconomic conditions, including inflation, may affect (i) existing or prospective lessees' businesses and their demand for space, and (ii) conditions in the real estate and mortgage markets, and could result in declines in our income and asset values.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2021, we issued a total of 3,647 shares of Class C common stock to five non-employee members of the Board for their service as Board members during the third quarter of 2021. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
During the three months ended September 30, 2021, we also issued 217 shares of Class S common stock in the Class S Offering for aggregate gross offering proceeds of $5,562. Such issuances were made pursuant to the distribution reinvestment plan applicable to our Class S common stock in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

Sales Pursuant to Our Private Offering and Our Reg A Offering
On February 1, 2021, we commenced the Private Offering of Class C common stock to accredited investors only under Regulation D promulgated under the Securities Act. Shares of Class C common stock were sold at a per share offering price equal to the most recently published NAV per share determined by the Board. We primarily used the net proceeds from the Private Offering to invest in a diversified portfolio of real estate and real estate-related investments, or to re-lease and reposition our properties in accordance with our investment strategy and policies, including commissions and costs associated with such investments. We also used a portion of the proceeds of the Private Offering for general corporate purposes, including capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; the repayment of debt; the funding of stockholder distributions; and provided liquidity to our stockholders pursuant to our share repurchase program. We terminated the Private Offering on August 12, 2021. During the period from February 1, 2021 to August 11, 2021, we sold 36,207 shares of Class C common stock pursuant to the Private Offering for aggregate proceeds of $851,273.
On June 29, 2021, we filed with the SEC a Regulation A Offering Statement on Form 1-A, including our preliminary offering circular, for a $75,000,000 offering of our Class C common stock and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021. The Reg A Offering allowed us to once again accept subscriptions from investors who are not accredited. During the period from August 16, 2021 to October 31, 2021, we sold 42,113 shares of Class C common stock pursuant to the Reg A Offering for aggregate proceeds of $1,097,029.
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
We have the discretion to repurchase fewer shares than have been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that we lack readily available funds to do so due to market conditions beyond our control, our need to maintain liquidity for our operations or because we determine that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In the event that we repurchase some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period will be repurchased on a pro-rata basis, subject to any Extraordinary Circumstance Repurchase (as defined below).
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
For the three months ended September 30, 2021, we received share repurchase requests that resulted in share repurchases as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
July 2021	$4,481,177	August 4, 2021	$1,058,285
August 2021	$5,928,373	September 3, 2021	$1,775,082
September 2021	$6,560,652	October 5, 2021	$1,348,912
(1)    Including Extraordinary Circumstance Repurchases and after applicable administrative fees for shares held less than two years for shares repurchased thereafter.

The Board may amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program upon 10 days’ notice to Class C stockholders or Class S stockholders, respectively, if the Board believes such action is in our and such stockholders’ best interests, including because share repurchases place an undue burden on our liquidity, adversely affect our operations, adversely affect stockholders whose shares are not repurchased, or if the Board determines that the funds otherwise available to fund our share repurchases are needed for other purposes. The Board may also amend, suspend or terminate our Class C share repurchase program or Class S share repurchase program due to changes in law or regulation, or if the Board becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. On November 5, 2021, we announced that the Board reviewed and approved management’s recommendation to terminate our SRPs and we are no longer accepting share repurchase requests.
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended September 30, 2021. For the three months ended September 30, 2021, no shares of our Class S common stock were repurchased.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Dollar Value of Shares Available That May Be Repurchased Under the Program
July 1-31, 2021	43,069	$24.57	43,069	(1)
August 1-31, 2021	68,202	$26.03	68,202	(1)
September 1-30, 2021	51,823	$26.03	51,823	(1)
Total	163,094		163,094
(1)A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Amended and Restated Bylaws of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Amended and Restated Distribution Reinvestment Plan (Class C common stock) (incorporated by reference to Appendix A to the Company's Prospectus filed with its Registration Statement on Form S-3 (File No. 333-252321) filed with the Securities and Exchange Commission on January 22, 2021)

4.2
Amended and Restated Share Repurchase Program (Class C common stock) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

4.3
Distribution Reinvestment Plan (Class S common stock) (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 17, 2017)

4.4
Amended and Restated Share Repurchase Program (Class S common stock) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

10.1
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

10.2*	Dealer Manager Agreement, dated as of August 16, 2021, by and between Modiv Inc. and North Capital Private Securities Corporation
10.3
Underwriting Agreement, dated September 14, 2021, by and among Modiv Inc., Modiv Operating Partnership, LP and B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

10.4
First Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

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
Date: November 12, 2021