Form 10-K
period 2021-12-31
MODIV INC.
filed 2022-03-23
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40814
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
(888) 686-6348
(Registrant’s Telephone Number, Including Area Code)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class C Common Stock, $0.001 par value per share	MDV	New York Stock Exchange
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share	MDV.PA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No   ☒
Prior to the initial listed offering of the Registrant's Class C common stock, there was no established market for its shares of common stock. On May 5, 2021, the Registrant’s board of directors established an estimated per share net asset value of the Registrant’s Class C common stock and Class S common stock of $24.61. There were 7,490,414 shares of Class C common stock and 63,331 shares of Class S common stock held by non-affiliates as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, for an aggregate market value of $184,339,089 and $1,558,576, respectively, assuming a market value as of that date of $24.61 per share. The Registrant's Class S common stock were converted into Class C common stock when its initial listed offering became effective on February 10, 2022. As of February 28, 2022, there were 7,561,987 outstanding shares of the Registrant’s Class C common stock.
Documents Incorporated by Reference:
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2021. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

PART I
ITEM 1.    BUSINESS
The Company
Modiv is an internally-managed Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2016, that acquires, owns and actively manages single-tenant net-lease industrial, retail and office properties throughout the United States, with a focus on strategically important and mission critical properties. Modiv seeks to provide investors access to MOnthly DIVidends and MOre DIVersification through a durable portfolio of real estate and real estate-related investments designed to generate both current income and long-term growth. Driven by innovation, an investor-first focus and an experienced and dedicated management team, Modiv leveraged its history as a real estate crowdfunding pioneer to create a $500 million real estate portfolio (based on estimated fair value) comprised of 2.4 million square feet of income-producing real estate as of December 31, 2021. Additionally, Modiv strives towards a “best-in-class” corporate governance structure through a board of directors and management team with decades of institutional real estate industry experience.
Modiv has been internally managed since its December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and Modiv’s former sponsor (“BrixInvest”), and merger with Rich Uncles Real Estate Investment Trust I (“REIT I”), as further described below.
As used herein, the terms “Modiv,” the “Company,” “we,” “our” and “us” refer to Modiv Inc. and, as required by context, Modiv Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership” or “Modiv OP”), and Katana Merger Sub, LP, a Delaware limited partnership and wholly-owned subsidiary of Modiv (“Merger Sub”), and their subsidiaries. Merger Sub was merged into Modiv OP on December 31, 2020, resulting in all of our real estate properties being owned by Modiv OP.
Our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the symbol “MDV.PA” and has been trading since September 14, 2021.
Our Class C common stock, $0.001 par value per share (the “Class C Common Stock”), is also listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. Prior to that date, there was no public trading market for our Class C Common Stock. Our initial listed offering (our “Listed Offering”) of our Class C Common Stock closed on February 15, 2022.
Our primary business consists of acquiring and owning single-tenant net-lease industrial, retail and office real estate properties throughout the United States leased to creditworthy tenants on long-term leases, with a focus on strategically important and mission critical properties. As of December 31, 2021, our real estate investment portfolio consisted of 38 properties located in 14 states consisting of 12 industrial properties (one held for sale), including the 72.7% tenant-in-common interest in a Santa Clara industrial property (the “TIC Interest”), 12 retail properties and 14 office properties (three held for sale). The net book value of our real estate investments as of December 31, 2021 was $337,074,025.
Details of our diversified portfolio of 38 operating properties, including four properties held for sale and the TIC Interest, as of December 31, 2021 are as follows:
•    12 industrial properties (one held for sale), including the TIC Interest, which represented approximately 41% of the portfolio (expressed as a percentage of annual base rent for the next twelve months (“ABR”)), 12 retail properties, which represented approximately 9% of the portfolio and 14 office properties (three held for sale), which represented approximately 50% of the portfolio;
•    Occupancy rate of 100.0%;
•    Leased to 31 different commercial tenants doing business in 14 separate industries;
•    Approximately 2.4 million square feet of aggregate leasable space, including the TIC Interest;
•    An average leasable space per property of approximately 63,000 square feet; approximately 119,000 square feet per industrial property; approximately 13,000 square feet per retail property; and approximately 57,000 square feet per office property; and

•    On a pro forma basis (unaudited), after giving effect to the recently completed acquisitions of a retail property leased to a KIA auto dealership on Interstate 405 in Carson, California and an industrial property in Saint Paul, Minnesota in January 2022, and the sales of three office properties and one industrial property in February 2022, we now own 12 industrial properties, including the TIC Interest, which represent approximately 40% of the portfolio, 13 retail properties, which represent approximately 21% of the portfolio and 11 office properties, which represent approximately 39% of the portfolio (expressed as a percentage of ABR).
As of December 31, 2021, all 38 operating properties in our portfolio are single-tenant net-lease properties and all 38 properties were leased, with a weighted average lease term (“WALT”), after reflecting lease extensions through the filing date of this Annual Report on Form 10-K and excluding rights to extend a lease at the option of the tenant, of approximately 6.3 years. On a pro forma basis (unaudited), after giving effect to the acquisitions and dispositions described above, the WALT increased to 9.2 years as of December 31, 2021.
As of December 31, 2021, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximately 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became an independent member of our board of directors in December 2019 and retired from our board of directors in December 2021.
To date, we have invested primarily in single tenant, income-producing properties, leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will primarily constitute acquiring fee title or interests in entities that own and operate real estate. We own and will make acquisitions of our real estate investments through special purpose limited liability companies which are wholly-owned subsidiaries of our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties through special purpose limited liability companies which are wholly-owned subsidiaries of our Operating Partnership.
We conduct substantially all of our business through our Operating Partnership, of which we are the sole general partner. Until December 31, 2019, our business was externally managed by Rich Uncles NNN REIT Operator, LLC, our former advisor, a former wholly-owned subsidiary of BrixInvest. Our former advisor managed our operations and our portfolio of core real estate properties and real estate-related assets and provided asset management and other administrative services pursuant to our second amended and restated advisory agreement with our former advisor. BrixInvest also served as the sponsor and advisor for REIT I, through December 31, 2019.
On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019 (the “Merger Agreement”), REIT I merged with and into Merger Sub, with Merger Sub surviving as our direct, wholly-owned subsidiary (the “Merger”). At such time, we issued 2,680,740 shares of Class C Common Stock to the stockholders of REIT I and the separate existence of REIT I ceased. In addition, on December 31, 2019, a self-management transaction was completed, whereby we, Modiv OP, BrixInvest and Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (“Daisho”), effectuated a Contribution Agreement dated September 19, 2019 (the “Contribution Agreement”) pursuant to which we acquired substantially all of the assets of BrixInvest in exchange for 657,949.5 units of Class M limited partnership interest (the “Class M OP Units”) in Modiv OP (the “Self-Management Transaction”). As a result of the completion of the Merger and the Self-Management Transaction, we became self-managed.
On February 1, 2021, we effected a 1:3 reverse stock split of our Class C Common Stock and Class S common stock, $0.001 par value per share (the “Class S Common Stock”), and, following the implementation of the reverse stock split, decreased the par value of each share of our Class C Common Stock and Class S Common Stock to $0.001 per share from $0.003 per share. We have reflected the effect of the reverse stock split in this Annual Report on Form 10-K, as if it had occurred at the beginning of the earliest period presented herein.

Through December 31, 2021, we had sold 6,997,069 shares of Class C Common Stock in the Pre-Listing Offerings (as defined in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K), including 976,497 shares of Class C Common Stock sold under the distribution reinvestment plan (“DRP”) applicable to Class C Common Stock, for aggregate gross offering proceeds of $206,430,729, and 64,618 shares of Class S Common Stock in the Class S Offering (as defined in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K), including 2,964 shares of Class S Common Stock sold under our DRP applicable to Class S Common Stock, for aggregate gross offering proceeds of $1,954,423. As of December 31, 2021, there were 7,426,636 shares of Class C Common Stock outstanding and 63,768 shares of Class S Common Stock outstanding. In connection with our Listed Offering, each share of Class S Common Stock outstanding was converted into a share of Class C Common Stock.
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
The Operating Partnership Agreement, as Amended
On February 1, 2021, we, and certain of the limited partners of the Operating Partnership, entered into the Third Amended and Restated Agreement of Limited Partnership (the “Amended OP Agreement”), which amended and restated the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated December 31, 2019. We are the sole general partner of the Operating Partnership and, as of the date of this Annual Report on Form 10-K, we own an approximately 73% interest in the Operating Partnership, and our limited partners own an approximately 27% interest in the Operating Partnership, comprised of Class M OP Units, units of Class P limited partnership interest (“Class P OP Units”), units of Class R limited partnership interest (“Class R OP Units”) and units of Class C limited partnership interest (“Class C OP Units”) in the Operating Partnership. Such Class M OP Units, Class P OP Units, Class R OP Units and Class C OP Units are described below.
Class M OP Units
There were 657,949.5 Class M OP Units outstanding as of both December 31, 2021 and 2020. The Class M OP Units are non-voting, non-dividend accruing, and were not able to be transferred or exchanged prior to the one-year anniversary of the completion of the Self-Management Transaction. Following the one-year anniversary of the completion of the Self-Management Transaction, the Class M OP Units are convertible into Class C OP Units at a conversion rate of 1.6667 Class C OP Units for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction may vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction. As of December 31, 2021, no Class M OP Units had been converted to Class C OP Units.
The Class M OP Units are eligible for an increase in the conversion ratio if we achieve both of the targets for assets under management (“AUM”) and adjusted funds from operations (“AFFO”) in a given year as set forth below:

	Hurdles
	AUM	AFFO Per Share	Class M
	($)	($)	Conversion Ratio
Initial Conversion Ratio			1:1.6667
Fiscal Year 2021	$860,000,000	$1.770	1:1.9167
Fiscal Year 2022	$1,175,000,000	$1.950	1:2.5000
Fiscal Year 2023	$1,551,000,000	$2.100	1:3.0000
The hurdles for AUM and AFFO per share were not met for fiscal year 2021. Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on our Listed Offering price of $25.00, a Class M OP Unit would be valued at $41.67 (unaudited). This value does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units, as discussed above, and the Class P OP Units, as discussed below.

Class P OP Units
There were 56,029 Class P OP Units outstanding as of both December 31, 2021 and 2020. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Amended OP Agreement), or (3) the date of the employee’s involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
We issued a total of 56,029 Class P OP Units to Aaron S. Halfacre, our Chief Executive Officer and President, and Raymond J. Pacini, our Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to both executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated net asset value (“NAV”) per share of $30.48 (unaudited) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit, which resulted in a valuation of $1,509,319.
Under the Amended OP Agreement, the Class C OP Units will continue to be exchangeable for shares of our Class C Common Stock on a one for one basis, or for cash as solely determined by us.
Class R OP Units
On January 25, 2021, the board of directors approved the grant of Class R OP Units to all of our employees and there were 333,343 Class R OP Units outstanding as of December 31, 2021. As described in detail in Note 12 to our accompanying consolidated financial statements in this Annual Report on Form 10-K, all units granted vest on January 25, 2024 and are then mandatorily convertible into Class C OP Units no later than March 31, 2024.
Class C OP Units
In connection with our January 18, 2022 acquisition of one of the three largest KIA auto dealership properties in the U.S., located on Interstate 405 in Carson, California, we issued 1,312,382 Class C OP Units to the seller for approximately 47% of the property value (see Note 13 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
Investment Objectives and Criteria and Policies With Respect to Certain Activities
Overview
Absent any change in our investment strategy, we intend to invest primarily in a diversified portfolio of real estate and, to a lesser extent, real estate-related investments, which may include real estate securities, through wholly-owned or majority-controlled subsidiaries. Such investments could arise from single asset transactions and/or portfolio mergers and acquisitions.
With respect to our real estate investments, we plan to continue to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our stockholders as well as potential capital appreciation in the value of our investments. We will continue to seek opportunities to be an aggregator with regard to the listed and non-listed real estate product industry, utilizing the combination of our deep understanding of both retail investor-focused capital raising and real estate markets and the strength of our stockholder-owned, self-managed business model. In that regard, we will consider acquisitions of, or investments in, listed and non-listed real estate companies or portfolios.
Our investment objectives and policies may be amended or changed at any time by our board of directors without a vote of stockholders. Although we have no plans at this time to change any of our investment objectives described in herein, our board of directors may change any and all such investment objectives, including our focus on the properties and investments described above, if it believes such changes are in the best interests of our stockholders. We intend to notify our stockholders of any change to our investment policies by disclosing such changes in a public filing such as a filing under the Exchange Act, as appropriate. We cannot assure you that our policies or investment objectives will be attained or that the value of our Class C Common Stock will not decrease.

Primary Investment Objectives
Our primary investment objectives are:
•to provide attractive growth in AFFO and sustainable cash distributions;
•to realize appreciation from proactive investment selection and management;
•to provide future opportunities for growth and value creation; and
•to provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate.
While future purchases of properties will be funded with cash on hand and with funds received from the future sale of shares of Class C Common Stock, we anticipate incurring mortgage or borrowing base debt (not to exceed 55% of the total value of all of our properties) against pools of individual properties, and pledging such properties as security for that debt to obtain funds to acquire additional properties. Over the near term we are targeting leverage of 40% of the aggregate fair value of our real estate properties plus our cash and cash equivalents, with a long-term goal of lower leverage, although our maximum leverage as defined and approved by our board of directors is 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. We make no assurance that we will achieve our investment objectives. See the Part I, Item 1A. Risk Factors section of this Annual Report on Form 10-K.
Investment Strategy
Commercial Real Estate
In pursuit of our primary investment objectives, we maintain the ability to expand beyond our traditional single-tenant portfolio of net leased properties, and seek to acquire a diversified portfolio of income-generating commercial real estate investments throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. We are primarily focused on acquiring industrial properties, but we may also acquire other assets, including, without limitation, retail properties, data centers and storage properties. Although we have no current intention to do so, we may also invest in commercial real estate properties outside the United States. We intend to acquire assets consistent with our acquisition philosophy by focusing primarily on properties located in primary, secondary and certain select tertiary markets and leased to tenants, at the time we acquire them, with strong financial statements and typically subject to long-term leases with defined rental rate increases. We may also acquire assets with short-term leases or that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment. We do not designate specific geography or sector allocations for the portfolio; rather we intend to invest in regions or asset classes where we see the best opportunities that support our investment objectives. We are in the process of increasing our asset allocations to the industrial sector and decreasing our allocations to the office sector.
To a lesser extent, we may also invest in real estate debt and equity securities and other real estate-related investments to provide current income, portfolio diversification and a source of liquidity for distributions to stockholders, cash management and other purposes.
Non-Listed REITs and Real Estate Products or Managers
We believe there may be opportunities to acquire non-listed REITs and real estate products or managers given the current fragmented nature of the industry. There are many smaller non-listed REITs that have not been able to raise sufficient capital to grow their investment portfolio and provide liquidity to their stockholders. Given their limited alternatives, some of these non-listed REITs may be receptive to potential acquisitions by us.
We cannot assure our stockholders that any of the properties we acquire will result in the benefits discussed above. See Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate and Part I, Item 1A. Risk Factors — Risks Related to Investments in Single-Tenant Real Estate.
General Acquisition and Investment Policies
We seek to make investments that satisfy the primary investment objective of providing sustainable cash distributions to our preferred and common stockholders. In addition, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential both for appreciation in value and for providing sustainable cash distributions to our preferred and common stockholders.

Although this is our current focus, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego an investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, our portfolio composition may vary from what we initially expect. We will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate and real estate-related investments.
Our management has substantial discretion with respect to the selection of specific properties. However, acquisition parameters are established by our board of directors and potential acquisitions outside of these parameters require approval by our board of directors, including a majority of our independent directors. In selecting a potential property for acquisition, we consider a number of factors, including, but not limited to, the following:
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
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition.
Creditworthiness of Tenants
In the course of making a real estate investment decision, we assess the creditworthiness of the tenant that leases the property we intend to purchase. Tenant creditworthiness is an important investment criterion, as it provides a barometer of relative risk of tenant default, but tenant creditworthiness analysis is just one element of due diligence which we perform when considering a property purchase, and the weight we ascribe to tenant creditworthiness is a function of the results of other elements of due diligence.
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
Description of Leases
We expect to invest in a diversified portfolio of real estate and real estate-related investments, including single tenant properties with existing net leases and some commercial real estate properties with full-service gross leases. “Net” leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined ABR. Most of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. Full-service gross leases require the landlord to be responsible for all operating expenses of the property. We anticipate that most of our acquisitions will have lease terms of five to 25 years at the time of the property acquisition and we may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the net leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk. Tenants are required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. We will track and review the insurance certificates for compliance.
Our Borrowing Strategy and Policies
We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties, and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition, or we may assume existing indebtedness. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to fund repurchases of our shares of common and/or preferred stock or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are more favorable than the existing debt.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Over the near term we are targeting leverage of 40% of the aggregate fair value of our real estate properties plus our cash and cash equivalents, with a long term goal of lower leverage, although our maximum leverage as defined and approved by our board of directors is 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. We use available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to us. There is no limitation on the amount we may borrow for the purchase of any single asset.
We may borrow amounts from our affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.
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

Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title in real property or interests in entities that own and operate real estate. Our investments in listed and non-listed real estate and real estate-related companies will generally involve acquiring the assets of, or a controlling interest (whether by the way of share purchase, merger, partnership, joint venture or otherwise) in such entities. We may also purchase real estate-related debt and equity securities.
We will generally make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships (including through our TRS (as described below)), or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties. See Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate.”
Real Property Investments
We will continually evaluate various potential property investments and engage in discussions and negotiations with sellers regarding the purchase of properties by us. If we believe that a reasonable probability exists that we will acquire a significant property or portfolio of properties (a “Significant Property Acquisition”), we will disclose the pending material terms of the Significant Property Acquisition in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K (a “Current Report”) after we have completed due diligence. We expect that this may occur following the signing of a purchase agreement for a Significant Property Acquisition and upon the satisfaction or expiration of major contingencies in any such purchase agreement, depending on the particular circumstances surrounding each potential investment. A Current Report will also describe any improvements proposed to be constructed thereon and other information that we consider appropriate for an understanding of the transaction. Further data will be made available after any pending Significant Property Acquisition is consummated, also by means of a Current Report, if appropriate. The disclosure of any proposed Significant Property Acquisition cannot be relied upon as an assurance that we will ultimately consummate such acquisition or that the information provided concerning the proposed acquisition will not change between the date of the Current Report and any actual purchase.
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
Conditions to Closing Acquisitions
We perform a diligence review on each property that we purchase. As part of this review, we obtain an environmental site assessment for each proposed acquisition (which at a minimum includes a Phase I environmental assessment). We will not close the purchase of any property unless we are generally satisfied with the environmental status of the property. We will also generally seek to condition our obligation to close the purchase of any investment on the delivery of certain documents from the seller. Such documents include, where available and appropriate:
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

Co-Ownership Real Estate Investments
We may acquire some of our properties in the form of a co-ownership, including but not limited to tenants-in-common and joint ventures, some of which may be with affiliates. Among other reasons, we may want to acquire properties through a co-ownership structure with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Co-ownership structures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through co-ownership structures. In determining whether to utilize a particular co-ownership structure, our management will evaluate the subject real property under the same criteria described elsewhere in this Annual Report on Form 10-K.
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
Investments in Real Estate Debt and Equity Securities
We may invest, on a limited basis, in real estate debt and other securities to generate income and provide diversification to our portfolio and a source of liquidity for distributions, share repurchases, and other purposes.
While we are not currently investing in real estate debt, should we decide to invest in real estate debt, our focus would likely be on public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt, interests of collateralized debt obligations and collateralized loan obligation vehicles and equity interests in public and private entities that invest in real estate debt as one of their core businesses, and may also include preferred equity and derivatives. Our investments in real estate debt will be focused in the United States, but may also include investments issued or backed by real estate in Europe and certain other countries.
Our loan investments may include commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate and debt of companies in the business of owning and/or operating real estate-related businesses. Commercial mortgage loans are typically secured by single-family, multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower.
We do not intend to make loans to other persons.
Mezzanine loans may take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than mortgage lending because the investment may become unsecured as a result of foreclosure by the senior lender.
While we are not currently investing in real estate-related equity securities, should we decide to invest in real estate-related equity securities, any such investments generally will focus on equity securities issued by public and private real estate companies and certain other securities, with the primary goal of such investments being preservation of liquidity in support of distributions to our stockholders, while also seeking income, potential for capital appreciation and further portfolio diversification.
We may also invest, without limitation, in securities that are unregistered (but may be eligible for purchase and sale by certain qualified institutional buyers) or are held by control persons of the issuer and securities that are subject to contractual restrictions on their resale.

Issuance of Senior Securities
Our charter authorizes our board of directors to designate and issue one or more classes or series of preferred stock without approval of our common stockholders and to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of repurchase of each class or series of preferred stock so issued. Therefore, our board of directors could authorize the issuance of additional shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders. The issuance of preferred stock could have the effect of delaying or preventing a change in control. For more information regarding our preferred stock, including our Series A Preferred Stock, see Note 9 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Disposition Policies
We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. During the fourth quarter of 2021, we embarked on a strategic plan to reduce our exposure to office properties and increase our WALT by acquiring industrial and retail properties with lease terms of 15 to 25 years.
The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property.
We may sell assets to third parties or to affiliates. All transactions between us and an affiliate must be approved by a majority of our independent directors.
Affiliate Transaction Policy
Our independent directors will review and approve (by majority vote) all matters the board of directors believes may involve a conflict of interest and will approve all transactions between us and our affiliates.
Reporting Policy
We file annual, quarterly and current reports, proxy statements and other information with the SEC. We intend to furnish our stockholders with annual reports containing consolidated financial statements certified by an independent public accounting firm. These and any of these future filings with the SEC are and will be available to the public free of charge over the Internet at our website at www.modiv.com or through the SEC’s website at www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.
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

Major Tenants
The details of our top ten tenants are as follows:
Top Ten Tenants (as of December 31, 2021) – Pro Forma (Unaudited) (1)

			S&P/	Lease			Square
			Moody's	Expiration		ABR %	Feet	SF %
Tenant	Location	Sector	Rating	Date	ABR	Total	(“SF”)	Total
Trophy of Carson	California	Retail	NR/NR	1/31/2047	$3,815,000	12.6%	72,623	3.1%
Sutter Health	California	Office	NR/AI	10/31/2025	2,567,142	8.5	106,592	4.6
Costco Wholesale	Washington	Office	A+/Aa3	7/31/2025	2,290,063	7.5	97,191	4.2
AvAir	Arizona	Industrial	NR/NR	12/31/2032	2,273,108	7.5	162,714	7.0
Taylor Farms Foods	Arizona	Industrial	NR/NR	9/30/2033	1,614,664	5.3	216,727	9.4
FUJIFILM Dimatix (72.71% TIC Interest)	California	Industrial	AA-/A2	3/16/2026	1,582,853	5.2	91,740	4.0
3M	Illinois	Industrial	A+/A1	7/31/2034	1,468,548	4.8	410,400	17.8
Cummins, Inc.	Tennessee	Office	A+/A2	2/28/2024	1,455,718	4.8	87,230	3.8
Northrop Grumman	Florida	Office	BBB+/Baa1	5/31/2026	1,249,731	4.1	107,419	4.6
Dollar General	Various	Retail	BBB/Baa2	Various	951,968	3.1	82,157	3.6
Total Top 10 Tenants					$19,268,795	63.4%	1,434,793	62.1%
(1)     This table reflects our top ten tenants after giving effect to the two property acquisitions (the KIA auto dealership property and the Kalera industrial property) completed in January 2022 and the four property dispositions completed in February 2022.
See Part I, Item 1A. Risk Factors – Risks Related to Our Business – We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Employees
As of December 31, 2021, we had 20 total and full-time employees. The total number of continuing employees was reduced to 14 as of February 28, 2022 following the listing of our Class C Common Stock on the NYSE and exiting the crowdfunding business.
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
•We have only a limited operating history, and the prior performance of our real estate investments or real estate programs sponsored by us or our affiliates may not be indicative of our future results.
•The current COVID-19 pandemic, including the spread of the Delta and Omicron variants and the emergence of any future variants, and any future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
•Listing on the NYSE does not guarantee an active and liquid market for our Class C Common Stock, and the market price and trading volume of our Class C Common Stock may fluctuate significantly.
•The Series A Preferred Stock is senior to our Class C Common Stock, and the interests of our common stockholders could be diluted by the issuance of additional preferred stock and by other transactions in the future.
•We may fail to continue to qualify as a REIT for U.S. federal income tax purposes, which could adversely affect our operations and our ability to make distributions.
•We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
•We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
•We are subject to disruptions in the financial markets and uncertain economic conditions that could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.
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
•Cost inflation may adversely affect our financial condition and results of operations.
•Restrictions on share ownership contained in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
•We may not be able to attain or maintain profitability and we may not generate cash flows sufficient to pay distributions to stockholders or meet our debt service obligations.
•We may be affected by risks resulting from losses in excess of insured limits.
•Risks of security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems, could adversely affect our business and results of operations.

Risks Related to an Investment in Our Class C Common Stock
Our listing on the NYSE does not guarantee an active and liquid market for our Class C Common Stock, and the market price and trading volume of the shares of our Class C Common Stock may fluctuate significantly.
Our Class C Common Stock only recently began trading on the NYSE, and we can provide no assurance an active and liquid trading market for the shares of our Class C Common Stock will be sustained. The market price and liquidity of our Class C Common Stock may be adversely affected by the absence of an active trading market. The market price for the shares of our Class C Common Stock may not equal or may exceed the price our stockholders pay for their shares.
The trading price for our Class C Common Stock may be influenced by many factors, including:
•    general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate-related companies including the potential impact of inflation;
•    our financial condition and performance;
•    our ability to grow through property acquisitions or real estate-related investments, the terms and pace of any acquisitions we may make and the availability and terms of financing for those acquisitions;
•    the financial condition of our tenants, including tenant bankruptcies or defaults;
•    actual or anticipated quarterly fluctuations in our operating results and financial condition;
•    the amount and frequency of our payment of dividends and other distributions;
•    additional sales of equity securities, including Series A Preferred Stock, Class C Common Stock or any other equity interests, or the perception that additional sales may occur;
•    the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, and fixed income debt securities;
•    uncertainty and volatility in the equity and credit markets;
•    fluctuations in interest rates and exchange rates;
•    changes in revenue or earnings estimates, if any, or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•    failure to meet analysts’ revenue or earnings estimates;
•    strategic actions by us or our competitors, such as acquisitions or restructurings;
•    the extent of investment in our Class C Common Stock by institutional investors;
•    the extent of short-selling of our Class C Common Stock;
•    failure to maintain our REIT status;
•    changes in tax laws;
•    additions and departures of key personnel;
•    domestic and international economic factors unrelated to our performance including uncertainty and volatility resulting from the COVID-19 pandemic and emergence and spread of variants, including any future variants, as well as the outbreak of hostilities between Russia and Ukraine and any economic sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response thereto; and
•    the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K, including in this “Part I, Item 1A. Risk Factors” and section and under the caption “Cautionary Note Regarding Forward-Looking Statements.”
Our possible failure to meet the continued listing requirements of the NYSE could result in a delisting of our Class C Common Stock.
If we fail to satisfy the continued listing requirements of the NYSE such as the corporate governance requirements or the minimum closing bid price requirement, the NYSE may take steps to delist our Class C Common Stock. Such a delisting would likely have a negative effect on the price of our Class C Common Stock and would impair our common stockholders’ ability to sell or purchase our Class C Common Stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Class C Common Stock to become listed again, stabilize the market price or improve the liquidity of our Class C Common Stock, prevent our Class C Common Stock from dropping below the NYSE minimum bid price requirement or prevent future non-compliance with NYSE’s listing requirements.

Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends, in general and with respect to our Class C Common Stock specifically, is limited by the laws of Maryland. Under the Maryland General Corporation Law (the “MGCL”), we generally may not pay dividends if, after giving effect to the dividend payment, we would not be able to pay our debts as our debts become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus, unless our charter provides otherwise, the amount that would be needed, if we were dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of our stockholders whose preferential rights are superior to those receiving the dividend payment.
Dividends payable on our Class C Common Stock generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% plus, to the extent applicable, the 3.8% surtax on net investment income. Dividends payable by REITs to these noncorporate stockholders, however, generally are not qualified dividends and therefore are not eligible for taxation at this reduced rate. However, through December 31, 2025, noncorporate stockholders may be entitled to deduct 20% of the ordinary dividends received from a REIT, which temporarily reduces the effective tax rate on these dividends to a maximum tax rate of 29.6% (not including the 3.8% surtax on net investment income) for those years. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock. Tax rates could be changed in future legislation.
Our Class C Common Stock is subordinate to our Series A Preferred Stock and our existing and future debt, and our common stockholders' interests could be diluted by the issuance of additional preferred stock, future offerings of debt securities, which would be senior to our common stock, or equity securities, and by other transactions.
Our Class C Common Stock will rank junior to all Series A Preferred Stock and our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our credit facility includes, and our future debt may include, restrictions on our ability to pay dividends to common stockholders, including holders of Class C Common Stock. As of December 31, 2021, there were 2,000,000 shares of Series A Preferred Stock issued and outstanding. In addition, our board of directors has the power under our charter to classify any of our unissued shares of preferred stock, and to reclassify any of our previously classified but unissued shares of preferred stock of any class or series, from time to time, in one or more series of preferred stock.
In the future, we may attempt to increase our capital resources by offering debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing stockholders. Future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common stock and/or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our stockholders, our stockholders will bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.
Further, in connection with the January 2022 acquisition of a KIA auto dealership property, as discussed herein, the seller received Class C OP Units as a portion of the purchase price. On the six-month anniversary of the listing of our Class C Common Stock on the NYSE, the holder of the Class C OP Units may require the redemption of all or a portion of these units for cash or, at our option as the general partner of the Operating Partnership, shares of Class C Common Stock (the “Class C OP Unit Redemption”). If we determine to satisfy the Class C OP Unit Redemption with shares of Class C Common Stock, such holder of Class C OP Units will be entitled to receive one share of Class C Common Stock for each Class C OP Unit, subject to adjustment. As a result, our stockholders will be diluted by the issuance of Class C Common Stock in connection with the Class C OP Unit Redemption, which could have a material adverse impact on the market price of our common stock.

The future issuance or sale of additional shares of our Class C Common Stock could adversely affect the trading price of our Class C Common Stock.
Future issuances or sales of substantial numbers of shares of our Class C Common Stock in the public market or the perception that issuances or sales might occur, could adversely affect the per share trading price of our Class C Common Stock. The per share trading price of our Class C Common Stock may decline significantly upon the sale or offering of additional shares of our Class C Common Stock. Because we have a large number of stockholders and our shares of common stock have not been listed on a national securities exchange until recently, there may be significant pent-up demand to sell our shares.
Our distributions to stockholders may change, which could adversely affect the market price of our Class C Common Stock.
All distributions will be at the sole discretion of our board of directors and will depend upon our actual and projected financial condition, results of operations, cash flows, liquidity and funds from operations, maintenance of our REIT qualification and such other matters as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future or may need to fund such distributions from external sources, as to which no assurances can be given. In addition, we may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our Class C Common Stock. Our failure to meet the market’s expectations with regard to future cash distributions likely would adversely affect the market price of our Class C Common Stock.
Increases in market interest rates may result in a decrease in the value of our Class C Common Stock.
One of the factors that may influence the price of our Class C Common Stock will be the distribution rate on the Class C Common Stock (as a percentage of the price of our Class C Common Stock) relative to market interest rates. If market interest rates rise, prospective purchasers of shares of our Class C Common Stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our Class C Common Stock, which would reduce the demand for, and result in a decline in the market price of, our Class C Common Stock.
Risks Related to Our Business
We have only a limited operating history, and the prior performance of real estate investment programs sponsored by our former sponsor or its affiliates may not be an indication of our future results.
We were incorporated in the State of Maryland on May 15, 2015. As of December 31, 2021, we owned 38 properties, including one tenant-in-common real estate investment (an approximate 72.7% interest in a 91,740 square foot industrial property located in Santa Clara, California). The prior performance of our real estate investments or real estate investment programs may not be indicative of our future results. We plan to invest in a diversified portfolio of real estate and real estate-related investments. We also plan to seek to acquire listed and non-listed real estate and real estate-related companies or portfolios.
Investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of operations. To be successful in this market, we must, among other things:
•identify and acquire investments that further our investment objectives;
•increase awareness of our brand within the investment products market;
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
Our continued qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distribution of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend that our assets or income cause a violation of the REIT requirements under the Internal Revenue Code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates, and distributions to our stockholders would no longer be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for investment or distribution to our stockholders, and we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Unless we were entitled to relief under certain Internal Revenue Code provisions, we would also generally be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we lost our REIT status.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our website, www.modiv.com, our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
•result in the unauthorized release of our stockholders’ private, personal information such as addresses, social security numbers and bank account information; and/or
•damage our reputation among investors.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, private equity and other investment funds, and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could limit our ability to pursue suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our respective assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.
If we are unable to complete acquisitions of suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon our performance in the acquisition of investments, including the determination of any financing arrangements. We have used $11.5 million of the $47.6 million in net proceeds (before legal and other costs) from our September 2021 public offering of $50 million of Series A Preferred Stock on the acquisition of two industrial properties. We expect to use the remaining $36.1 million to continue to invest, directly or indirectly through investments in affiliated and non-affiliated entities, in a diversified portfolio of real estate and real estate-related investments. We may also seek to acquire listed or non-listed real estate and real estate-related companies or portfolios.
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
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. For example, the COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns, supply chain and uncertainty about how the economy will perform over the next year. In addition, the outbreak of hostilities between Russia and Ukraine and any economic sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response thereto may further disrupt global financial markets and affect macroeconomic conditions.
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
The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries, significant increases in inflation, the outbreak of hostilities between Russia and Ukraine and the COVID-19 pandemic. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:
1.    the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or
2.    revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
All of these factors could reduce stockholders’ return and decrease the value of an investment in us.
Our real estate properties and related intangible assets may be subject to impairment charges.
We routinely evaluate our real estate properties and related intangible assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Furthermore, as we reposition our portfolio by selling some of our legacy office properties with short lease terms, such pending sales could lead to potential impairment charges depending on the final selling price. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property or related intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements.
If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
While we intend to diversify our portfolio of investments by geography, investment size and investment risk, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders. As a result of the Merger with REIT I, as of December 31, 2021, 12 of our 38 operating properties, including our 72.7% TIC Interest, are located in California, which makes the performance of our properties highly dependent on the health of the California economy.
Any adverse economic or real estate developments in our target markets could adversely affect our operating results and our ability to pay distributions to our stockholders.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Trophy of Carson, LLC, which leases a KIA auto dealership property in Carson, California, which we acquired in January 2022, is our largest tenant, representing 12.6% of pro forma ABR (unaudited) as of December 31, 2021. As a result, our financial performance depends significantly on the revenues generated from this tenant and, in turn, its financial condition. Although we expect to increase tenant diversification over time, our portfolio has two tenants that in the aggregate contribute more than 20% of our ABR, with Sutter Health representing 8.5% of our pro forma ABR (unaudited) as of December 31, 2021. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.
The loss of or the inability to retain or hire key executive officers could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Aaron Halfacre, Ray Pacini, Bill Broms, David Collins and John Raney, our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Property Officer and Chief Legal Officer, respectively, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals. If any of these persons were to cease their association with us, we may be unable to find suitable replacements and our operating results could suffer as a result. We believe that our future success depends, in large part, upon our ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and we may be unsuccessful in attracting and retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by Maryland law, our charter limits the liability of our directors and officers and our stockholders for money damages, except for liability resulting from:
•    actual receipt of an improper benefit or profit in money, property or services; or
•    a final judgment based on a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, our charter requires us to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our directors and executive officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that any of our directors or officers are exculpated from, or indemnified against, liability but whose actions impede our performance, our stockholders’ ability to recover damages from that director or officer will be limited.
We may change our targeted investments without stockholder consent.
We intend to invest in a diversified portfolio of real estate and real estate-related investments; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders. We will not forgo an investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will analyze the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, our portfolio composition may vary from our initial expectations. However, we will attempt to continue to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

We have experienced losses in the past and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with generally accepted accounting principles in the United States (“GAAP”)) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to depreciation and amortization, as well as interest expense and general and administrative expenses. Accordingly, we may not generate cash flows sufficient to pay distributions to stockholders or meet our debt service obligations. For a further discussion of our operational history and the factors affecting our losses, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying consolidated financial statements and the notes thereto.
Risks Related to Our Corporate Structure
Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control.
Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders.
•    Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Internal Revenue Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding Class C Common Stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that could result in our being “closely held” under Section 856(h) of the Internal Revenue Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our Class C Common Stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests.
•     Our Board of Directors Has the Power to Cause Us to Issue Additional Shares of Our Stock Without Stockholder Approval. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders.
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Neither we nor any of our subsidiaries currently intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
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
Certain provisions of Maryland law may limit the ability of a third-party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•    “business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for a period of five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
•    “control share” provisions that provide that holders of “control shares” of the company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.
Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. This bylaw provision may be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.
Our bylaws generally provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland (or in certain circumstances, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees. This choice of forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claim arising under the Securities Act.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.
The change of control conversion and redemption features of the Series A Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us.
Upon the occurrence of a change of control, holders of Series A Preferred Stock will, under certain circumstances, have the right to convert some of or all their shares of Series A Preferred Stock into shares of our Class C Common Stock (or equivalent value of alternative consideration) and under these circumstances we will also have a change of control redemption right to redeem shares of Series A Preferred Stock. Upon exercise of this conversion right, the holders will be limited to a maximum number of shares of our Class C Common Stock pursuant to a predetermined ratio. These features of the Series A Preferred Stock may have the effect of discouraging a third party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our Class C Common Stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
We are subject to risks relating to litigation and regulatory liability.
We face legal risks in our businesses, including risks related to the securities laws and regulations across various state and federal jurisdictions.
Beginning in 2017, the SEC conducted an investigation related to, among other things, the advertising and sale of securities in connection with our prior public offering and compliance with broker-dealer regulations. Our former sponsor proposed a settlement of the investigation with the SEC and, on September 26, 2019, the SEC accepted the settlement and entered an order (the “Order”) instituting proceedings against our former sponsor pursuant to Section 8A of the Securities Act and Section 21C of the Exchange Act. Under the settlement, our former sponsor, without denying or admitting any substantive findings in the Order, consented to entry of the Order, finding violations by it of Section 5(b)(1) of the Securities Act and Section 15(a) of the Exchange Act.

Under the terms of the Order, our former sponsor agreed to (i) cease and desist from committing or causing any future violations of Section 5(b) of the Securities Act and Section 15(a) of the Exchange Act, (ii) pay, and has paid, to the SEC a civil money penalty in the amount of $300,000 and (iii) undertake that any REIT that is or was formed, organized or advised by it, including our Company, will not distribute securities except through a registered broker-dealer. We engaged North Capital Private Securities Corporation as our registered broker-dealer for our prior public offering of shares commencing January 2, 2020 and ending with the termination of our private offerings as described below.
We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
General Risks Related to Investments in Real Estate
Pandemics or other health crises, such as the COVID-19 pandemic and the emergence of any future variants, may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the COVID-19 pandemic and the emergence of any future variants. The profitability of our retail properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Most of the states in which we operate have issued orders to close certain retail establishments. Such events have adversely impacted tenants’ sales and/or caused the temporary closure or slowdown of our tenants’ businesses, which has severely disrupted their operations and could have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
While the number of new cases of COVID-19 reported in the U.S. declined during the first half of 2021, and in the second quarter of 2021 many states rescinded COVID-19 lock-down orders which restricted operations of retail establishments and office workers, the emergence of the Omicron variant in the fourth quarter of 2021 resulted in a historic spike in new cases, and there can be no assurance that the spread of new variants of COVID-19 will not lead to a similar increase in new cases reported and that states could then reinstate such restrictions seen in 2020 and early 2021.
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
Our operating results and the performance of the properties we acquire are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:
1.    downturns in national, regional and local economic conditions;
2.    competition from other commercial developments;
3.    adverse local conditions, such as oversupply or reduction in demand for commercial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
4.    vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;
5.    changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;
6.    changes in tax (including real and personal property tax), real estate, environmental and zoning laws;
7.    material failures, inadequacy, interruptions or security failures of the technology on which our operations rely;
9.    natural disasters such as hurricanes, earthquakes and floods;

10.    acts of war or terrorism, including the consequences of terrorist attacks or the outbreak of hostilities between Russia and Ukraine and any economic sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response thereto;
11.    a pandemic or other public health crisis (such as the COVID-19 virus outbreak);
12.    the potential for uninsured or underinsured property losses; and
13.    periods of high inflation, high interest rates and tight money supply.
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
Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided by the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to stockholders.
Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.
Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders' best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders' best interests.
We intend to purchase properties with (or enter into, as necessary) long-term leases with tenants, which may not result in fair market rental rates over time.
We intend to purchase properties with (or enter into as necessary) long-term leases with tenants. These leases would provide for rent to increase over time; however, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates.
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

We have three leases (two office and one industrial) scheduled to expire in 2023, which comprise an aggregate of 142,146 leasable square feet and represent approximately 4.8% of projected 2022 ABR from our current properties. Our inability to renew or re-lease our space could adversely impact our financial condition, results of operations, cash flow and our ability to pay distributions to our stockholders.
Actions of our potential future tenants-in-common could reduce the returns on tenants-in-common investments and decrease our stockholders’ overall return.
We may enter into tenants-in-common or other joint ownership structures with third parties to acquire properties and other assets. For example, we own a 72.7% TIC Interest in an individual property leased to Fujifilm Dimetrix. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
•    our co-owner in an investment could become insolvent or bankrupt;
•    our co-owner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•    our co-owner may be in a position to block or take action contrary to our instructions or requests or contrary to our policies or objectives; or
•    disputes between us and our co-owner may result in litigation, arbitration, buyout or partition that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.
While we intend that any co-ownership investment that we enter into will be subject to a co-ownership contractual arrangement that will address some or all of the above issues, any of the above might still subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of stockholders' investment in us.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay distributions to our stockholders and could seriously harm our operating results and financial condition.

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
Uninsured losses relating to real property could reduce our cash flow from operations and reduce the value of stockholders’ investment in us.
Our properties are generally subject to leases that require tenants thereunder to be financially responsible for property liability and casualty insurance, and we expect that most of the properties we acquire will be structured in this manner. However, there are types of losses, generally catastrophic in nature, such as losses due to pandemics such as the COVID-19 pandemic, wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable and/or for which the tenants are not contractually obligated to provide insurance. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.
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
New accounting pronouncements could adversely affect our operating results or the reported financial performance of our tenants.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations, credit ratings and preferences regarding leasing real estate.

Inflation may adversely affect our financial condition and results of operations.
An increase in inflation may have an adverse impact on our credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation may also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, their demand for space and future extensions of their leases.
Risks Related to Investments in Single-Tenant Real Estate
Our current properties will depend upon a single-tenant for their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business of a tenant or a tenant’s lease termination.
While we may expand our investment criteria to include a diversified portfolio of real estate and real estate-related investments, we initially expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.
If a tenant declares bankruptcy (including a bankruptcy caused by the COVID-19 pandemic), we may be unable to collect balances due under relevant leases, which could harm our operating results and financial condition.
Any of our tenants (including tenants whose business and operations are severely impacted by the COVID-19 pandemic), or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
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

Our real estate investments may include special use single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.
We focus our investments on commercial properties, a number of which will be special use, single-tenant properties. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to stockholders.
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
Risks Associated with Debt Financing
We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
Over the near term we are targeting leverage of 40% of the aggregate fair value of our real estate properties plus our cash and cash equivalents, with a long-term goal of lower leverage, although our board of directors has approved our maximum leverage ratio of 55% of the aggregate fair value of our real estate properties plus our cash and cash equivalents. As of December 31, 2021, our leverage ratio was 40%.
We may exceed the 55% limit only if any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with justification for such excess. There is no limitation on the amount we may borrow for the purchase of any single asset, and our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. Further, the Facility (as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Annual Report on Form 10-K) allows for borrowings up to 60% of our borrowing base; however, we are targeting leverage of 40% and do not plan to allow our leverage ratio to exceed 45% in order to minimize the interest rate payable on the Revolver and Term Loan.
As March 18, 2022, we have approximately $167 million of total consolidated indebtedness, including the $100 million Term Loan, $20.8 million drawn on the Revolver and mortgages on three properties, resulting in a consolidated leverage ratio of approximately 34%. However, we expect to borrow funds to acquire additional properties and we may borrow for other purposes, such as capital expenditures. As of March 18, 2022, we have approximately $80 million available on the Facility that we may use to, among other things, fund additional acquisitions.
Additionally, we may provide full or partial guarantees of mortgage debt incurred by our subsidiaries that own the mortgaged properties. Under these circumstances, we will be responsible to the lender for satisfaction of the debt if it is not paid by our subsidiary. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

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
Our use of indebtedness could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to make distributions, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in pledged properties.
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in the pledged property because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. Following the closing of the Facility on January 18, 2022, four of our 38 properties were encumbered with mortgages. Incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have and may in the future give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders may be adversely affected.
Covenants in the Facility and our mortgages may restrict our operating activities and adversely affect our financial condition.
The Facility and our mortgage loans contain, and future debt agreements may contain, financial and/or operating covenants, including, among other things, certain coverage ratios, borrowing base requirements, net worth requirements and limitations on our ability to make distributions. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default.
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
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Amounts outstanding under the Facility bear interest at variable rates, and in the future we may incur additional indebtedness that bears interest at variable rates. Variable rate borrowings expose us to increased interest expense in a rising interest rate environment. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, which could adversely affect our cash flows and cash available for distribution to our stockholders.
Changes in the Secured Overnight Funding Rate (“SOFR”) could adversely affect the amount of interest that accrues on SOFR-linked instruments.
Because SOFR is published by the Federal Reserve Bank of New York (“FRBNY”) based on data received from other sources, we have no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of debtors in SOFR-linked instruments. If the manner in which SOFR is calculated is changed, that change may result in a change in the amount of interest that accrues on any SOFR-linked instruments. In addition, the interest rate on SOFR-linked instruments may for any day not be adjusted for any modification or amendments to SOFR for that day that the FRBNY may publish if the interest rate for that day has already been determined prior to such determination. There is no assurance that changes in SOFR could not have a material adverse effect on the yield on, value of, and market for SOFR-linked instruments.

Further, SOFR is a relatively new interest rate, and the FRBNY or any successor, as administrator of SOFR, may make methodological or other changes that could change the value of SOFR, including changes related to the methodology by which SOFR is calculated, eligibility criteria applicable to the transactions used to calculate SOFR or timing related to the publication of SOFR. If the manner in which SOFR is calculated is changed, the change may result in an increase in the amount of interest payable on loans we owe from the lenders. The administrator of SOFR may withdraw, modify, suspend or discontinue the calculation or dissemination of SOFR in its sole discretion and without notice, and has no obligation to consider the interests of lenders in calculating, withdrawing, modifying, amending, suspending or discontinuing SOFR.
Federal Income Tax Risks
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless we were to qualify for certain statutory relief provisions, we would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost.
In addition, as a result of the Merger, if REIT I is determined to have lost its REIT status or not qualified as a REIT prior to the Merger, we will face serious tax consequences that would substantially reduce cash available for distribution, including cash available to pay dividends to our stockholders, because:
1.    REIT I would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);
2.    REIT I could be subject to the federal alternative minimum tax (for tax years beginning before December 31, 2017) and possibly increased state and local taxes for such periods;
3.    we would inherit any such liability, including any interest and penalties that have accrued on such federal income tax liabilities;
4.    if we were considered a “successor corporation” under the Internal Revenue Code and applicable Treasury Regulations, we could not elect to be taxed as a REIT until the fifth taxable year following the year during which REIT I was disqualified; and
5.    for up to 5 years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.
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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could decrease the value of our stockholders’ investment in us.
The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to tenants in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of these rules. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may nonetheless be subject to tax in certain circumstances that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
1.    In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on the undistributed income.
2.    We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
3.    If we elect to treat property that we acquire in connection with certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
4.    As discussed above, if we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.
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

To maintain our REIT status, we may be forced to forgo otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ investment in us.
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
Dividends on, and gains recognized on the sale of, our shares by a tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income.
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our shares, (3) a holder of shares is a certain type of tax-exempt stockholder, or (4) we directly or indirectly acquire a residual interest in certain mortgage loan securitization structures (i.e., a “taxable mortgage pool” or a residual interest in a real estate mortgage investment conduit (“REMIC”)), dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.
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
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.

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
Ownership limitations may restrict change of control or business combination opportunities which our stockholders might believe to be in their best interest.
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. This ownership limitation could have the effect of discouraging a takeover or other transaction which our stockholders might believe to be otherwise in their best interests.
Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
We may own one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
In particular, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes sweeping changes to U.S. tax laws and represents the most significant change to the Internal Revenue Code since 1986. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Act also makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders. In addition, recently enacted legislation intended to support the economy during the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), made technical corrections, or temporary modifications, to certain of the provisions of the Tax Act. There may also be future changes in U.S. federal tax laws, regulations, rules, and judicial and administrative interpretations applicable to us, our business and our tenants, the effect of which cannot be predicted. While the changes in the Tax Act and the CARES Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders.

Additional changes to the tax laws are likely to continue to occur, and we cannot assure stockholders that any such changes will not adversely affect their taxation, the investment in the shares or the market value or the resale potential of our properties. Prospective stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation, including the Tax Act, on their investment in the shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Dividends paid by REITs are generally not eligible for the reduced rates for qualified dividends and therefore could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but under the Tax Act, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Dividend income received in respect of our shares and gain from the sale of our shares could be treated as effectively connected income.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of U.S. real property interests (“USRPIs”) generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (1) the distribution is received with respect to a class of shares that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our shares at any time during the one-year period ending on the date the distribution is received. We anticipate that our common stock will be “regularly traded” on the NYSE. Non-U.S. stockholders are urged to consult their tax advisors regarding the application of these rules.
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
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our shares, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (1) our shares are “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 10% or less of our shares at any time during the five-year period ending on the date of the sale. As noted above, we anticipate that our common stock will be “regularly traded” on the NYSE. We encourage our non-U.S. stockholders to consult an independent tax advisor to determine the tax consequences applicable to them.

If our Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership or limited liability company, as applicable, and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
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
The current COVID-19 pandemic, including the spread of the Delta and Omicron variants and the emergence of any future variants, and any future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
The COVID-19 pandemic, including the spread of the Delta and Omicron variants and the emergence of any future variants, has had, and any other pandemics in the future could have, repercussions across regional, national and global economies and financial markets. The outbreak of COVID-19 in the United States and in many countries has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in the financial markets. The impact of the COVID-19 outbreak has been rapidly evolving and has continued to affect more countries. Many countries, including the United States, have responded by instituting quarantines for some period of time, mandating business and school closures and restrictions on their re-openings, banning group gatherings and restricting travel, among others.
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
Many of our tenants have announced temporary closures of their stores or facilities and various tenants have requested rent deferral or rent abatement during this pandemic. In addition, in response to state and local government orders, many of our company personnel are currently working remotely. The effects of the state and local government orders, including an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk and impair our ability to manage our business. The COVID-19 pandemic may have a material adverse effect on our financial position, results of operations and cash flows, including among other factors:
•    a partial or complete closure of, or other operational issues at, some or all of our properties resulting from government or tenant action;
•    potential changes in the behavior of consumers, office employees and employers resulting from the COVID-19 pandemic, including the spread of the Delta and Omicron variants and the emergence of any future variants, and related disruptions in the real estate markets;

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
The extent to which the COVID-19 pandemic and the spread of the Delta and Omicron variants and the emergence of any future variants impacts our business operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence; including the scope, severity and duration of the pandemic; the success of actions or measures taken to contain or treat COVID-19, the Delta, Omicron and other variants, or mitigate their impact; and the direct and indirect economic effects of the pandemic, among others. Extended closures by our tenants of their stores and any early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying distributions to our stockholders at expected levels, or at all.
The rapid development and fluidity of the COVID-19 pandemic and the recent spread of variants precludes us from making any prediction as to the full adverse impact of the pandemic. Nevertheless, the pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Properties and Investment:
As of December 31, 2021, we owned a real estate investment portfolio consisting of 38 operating properties located in 14 states comprised of: 12 industrial properties (one held for sale), including the 72.7% TIC Interest in an industrial property in Santa Clara, California, which is not reflected in the table below, 12 retail properties and 14 office properties (three held for sale). The four properties held for sale are not reflected in the table below:

Property and Location (1)	Rentable Square Feet	Property Type	Investment in Real Property, Net, Plus Above-/Below- Market Lease Intangibles, Net	Mortgage Financing (Principal) (2)		Annualized Base Lease Revenue (3)	Acquisition Fee (4)	Lease Expiration (5)		Renewal Options (Number/Years) (5)
Dollar General, Litchfield, ME	9,026	Retail	$1,191,865	$610,718	(6)	$92,960	$40,008	9/30/2030		3/5-yr
Dollar General, Wilton, ME	9,100	Retail	1,420,474	615,726	(6)	112,439	48,390	7/31/2030		3/5-yr
Dollar General, Thompsontown, PA	9,100	Retail	1,108,422	615,726	(6)	85,998	37,014	10/31/2030		3/5-yr
Dollar General, Mt. Gilead, OH	9,026	Retail	1,096,037	610,719	(6)	85,924	36,981	6/30/2030		3/5-yr
Dollar General, Lakeside, OH	9,026	Retail	1,018,732	610,719	(6)	81,036	34,875	5/31/2035		3/5-yr
Dollar General, Castalia, OH	9,026	Retail	999,034	610,719	(6)	79,320	34,140	5/31/2035		3/5-yr
Dollar General, Bakersfield, CA	18,827	Retail	4,835,066	2,224,418		328,250	—	7/31/2028		3/5-yr
Dollar General, Big Spring, TX	9,026	Retail	1,153,090	587,961		86,041	—	6/30/2030		3/5-yr
Dollar Tree, Morrow, GA	10,906	Retail	1,258,377	—		103,607	—	7/31/2025		3/5-yr
Northrop Grumman, Melbourne, FL	107,419	Office	10,289,475	6,925,915		1,249,731	398,100	5/31/2026		1/5-yr
Northrop Grumman Parcel, Melbourne, FL	—	Land	329,410	—		—	9,000	—		—
exp US Services, Maitland, FL	33,118	Office	5,698,835	3,255,313		809,452	204,814	11/30/2026		2/5-yr
Wyndham, Summerlin, NV	41,390	Office	9,551,001	5,493,000	(7)	931,809	320,907	2/28/2025		1/5-yr
Williams Sonoma, Summerlin, NV	35,867	Office	7,210,404	4,344,000	(7)	658,649	239,880	10/31/2025	(9)	None
EMCOR, Cincinnati, OH	39,385	Office	5,419,052	2,757,943		506,568	177,210	2/28/2027		2/5-yr
Husqvarna, Charlotte, NC	64,637	Industrial	10,710,832	6,379,182		877,028	348,000	6/30/2027	(8)	2/5-yr
AvAir, Chandler, AZ	162,714	Industrial	24,552,692	19,950,000		2,273,108	795,000	12/31/2032		2/5-yr
3M, DeKalb, IL	410,400	Industrial	12,794,657	8,025,200		1,455,718	456,000	7/31/2034		1/5-yr
Cummins, Nashville, TN	87,230	Office	13,116,651	8,188,800		1,468,548	465,000	2/29/2024	(9)	3/5-yr
Costco, Issaquah, WA	97,191	Office	26,154,237	18,850,000		2,290,063	870,838	7/31/2025	(10)	1/5-yr
Taylor Fresh Foods, Yuma, AZ	216,727	Industrial	24,469,662	12,350,000		1,614,664	741,000	9/30/2033		None
Levins, Sacramento, CA	76,000	Industrial	4,222,010	2,654,405		309,252	—	8/31/2023		2/5-yr
Labcorp, San Carlos, CA	20,800	Industrial	9,747,352	5,308,810		633,235	—	10/31/2025		2/5-yr
GSA (MHSA), Vacaville, CA	11,014	Office	3,007,181	1,713,196		340,279	—	8/24/2026		None
PreK Education, San Antonio, TX	50,000	Retail	11,917,030	4,930,217		924,000	—	7/31/2029		2/8-yr
Solar Turbines, San Diego, CA	26,036	Office	6,816,101	2,708,683		534,500	—	7/31/2023		None
Wood Group, San Diego, CA	37,449	Industrial	9,536,654	3,313,133		707,956	—	2/28/2026		2/5-yr
ITW Rippey, El Dorado Hills, CA	38,500	Industrial	6,742,235	2,964,406		461,984	—	7/31/2029	(9)	1/3-yr
Gap, Rocklin, CA	40,110	Office	7,804,656	3,492,775		608,870	—	2/28/2023		1/5-yr
L3Harris, Carlsbad, CA	46,214	Industrial	11,327,618	6,219,524		688,249	—	4/30/2029		2/3-yr
Sutter Health, Rancho Cordova, CA	106,592	Office	29,097,662	13,597,120		2,567,142	—	10/31/2025		3/5-yr
Walgreens, Santa Maria, CA	14,490	Retail	5,521,751	3,067,109		369,000	—	3/31/2032		8/5-yr
Raising Cane's	3,853	Retail	3,590,935	—		225,463	—	2/20/2028		5/5-yr
Arrow Tru-Line	206,155	Industrial	11,500,814	—		762,200	—	12/31/2041		2/10-yr
	2,066,354		$285,210,004	$152,975,437		$24,323,043	$5,257,157
(1)Each of the properties was 100% occupied by a single tenant at the time of acquisition and has remained 100% occupied by that tenant through December 31, 2021.
(2)All mortgage loans with the exception of those secured by the Costco, Taylor Fresh Foods and Sutter Health properties were repaid on January 18, 2022 with the refinancing provided by a new corporate facility as described in Part II, Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources below.
(3)Annualized base lease revenue is calculated based on the contractual monthly minimum base rent, excluding rent abatements, at December 31, 2021, multiplied by 12.
(4)The acquisition fee was paid to our former advisor in connection with the acquisition of a property. The fee was equal to 3.0% of the contract purchase price of a property, as defined in the former advisory agreement.
(5)Represents the end of the non-cancelable lease term, assuming no early termination rights or renewals are exercised unless otherwise noted.
(6)There was one loan for these six Dollar General properties and the amounts shown in this schedule are based on the pro-rata investment in the six properties. The deeds of trust contained cross-collateralization and cross-default provisions.
(7)The loans for each of the Wyndham and Williams Sonoma properties located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The loans were collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing; in addition, the individual loans were subject to a cross-collateralization and cross-default agreement whereby any default under, or failure to comply with the terms of any one loan was an event of default under the terms of both loans. The value of the property was required to be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio was ever more than 60%, the borrower was required, upon the Bank’s written demand, to reduce the principal balance of the loans so that the loan to value ratio was no more than 60%.
(8)The tenant’s right to cancel the lease on June 30, 2025 was not determined to be probable for financial accounting purposes.
(9)Reflects extension of the lease subsequent to December 31, 2021 (see Note 13 to our consolidated financial statements in this Annual Report on Form 10-K).
(10)    The tenant’s right to cancel the lease on July 31, 2023 was not determined to be probable for financial accounting purposes.
Lease Expirations:
The following tables reflect lease expirations with respect to our properties as of December 31, 2021, including the TIC Interest, but excluding the four properties held for sale as described in Note 3 to our consolidated financial statements in this Annual Report on Form 10-K):

Year	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Cumulative Percentage of Leased Square Footage Expiring	Annualized Base Rent Expiring (1)	Percentage of Annualized Base Rent Expiring	Cumulative Percentage of Annualized Base Rent Expiring
2022	—	—	—%	—%	$—	—%	—%
2023	3	142,146	6.6%	6.6%	1,452,622	5.6%	5.6%
2024	1	87,230	4.0%	10.6%	1,455,718	5.6%	11.2%
2025	6	312,746	14.5%	25.1%	7,184,504	27.6%	38.8%
2026	5	280,740	13.0%	38.1%	4,690,270	18.2%	57.0%
2027	2	104,022	4.8%	42.9%	1,383,596	5.4%	62.4%
2028	2	22,680	1.1%	44.0%	553,714	2.1%	64.5%
2029	3	134,714	6.2%	50.2%	2,074,233	8.0%	72.5%
2030	5	45,278	2.1%	52.3%	463,363	1.8%	74.3%
2031	—	—	—%	52.3%	—	—%	74.3%
Thereafter	7	1,028,538	47.7%	100.0%	6,647,875	25.7%	100.0%
Total	34	2,158,094	100.0%		$25,905,895	100.0%
(1)Annualized lease revenue is calculated based on the contractual monthly base rent at December 31, 2021 multiplied by 12.

Investments:
As of December 31, 2021, we had the following other real estate investment:

TIC Interest	Investment Balance
Santa Clara Property – an approximate 72.7% TIC Interest (1)	$9,941,338
(1)This industrial property was acquired in 2017 and has approximately 91,740 rentable square feet. The purchase price was $29,625,075, including closing costs. The annualized base lease revenue is $2,168,734. The acquisition fee was $861,055, of which $626,073 was paid by us and the balance was paid by the other tenant-in-common owners of the property. The tenant's lease expiration date is March 16, 2026 and the lease provides for three five-year renewal options.
Additional information about our other real estate investments is included in Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11 - Commitments and Contingencies - Legal Matters to our consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of February 28, 2022, our Class C Common Stock outstanding was held by a total of 6,300 stockholders of record, including all shares of our prior Class S Common Stock which were converted into Class C Common Stock in connection with and upon the listing of our Class C Common Stock on the NYSE on February 11, 2022.
Market Information
On November 4, 2021, our board of directors reviewed and approved management’s recommendation to seek a listing of our Class C Common Stock on a national securities exchange in early 2022, subject to market conditions. In preparation for seeking a listing on a national securities exchange, our board of directors also approved management’s recommendation to terminate our offering of shares of our Class C Common Stock pursuant to our Reg A Offering, as defined below, effective upon the close of business on November 24, 2021, and to terminate our share repurchase programs. Our Class C Common Stock is now listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. We completed our Listed Offering of 40,000 shares at a price of $25.00 per share to a related party (see Note 13 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
Prior to our Listed Offering in February 2022, our board of directors periodically unanimously approved and established an updated estimated NAV per share of our Class C Common Stock and Class S Common Stock based on the estimated market value of our assets less the estimated market value of our liabilities provided by our independent valuation firm, divided by the number of fully-diluted Class C and Class S shares outstanding at the date of the valuation. The NAV per share was used beginning on each effective date as the offering price of our stock under the Pre-Listing Registered Offerings and the Class S Offering described below and for the price for repurchases under our previous share repurchase programs which were terminated on November 24, 2021, as discussed below.

Estimated NAV Per Share
In connection with our Listed Offering, we engaged the same independent valuation firm to provide a report estimating our pro forma NAV per share (unaudited) as of January 31, 2022 that reflects (i) changes in the estimated asset values for the 32 properties that were in our portfolio on both September 30, 2021 and January 31, 2022, (ii) two acquisitions completed in January 2022, (iii) four dispositions that were pending as of January 31, 2022 and completed in February 2022, (iv) the Facility (defined below) provided by KeyBank National Association (“KeyBank”) in January 2022, (v) other balance sheet changes between September 30, 2021 and January 31, 2022, and (vi) the changes in the estimated fair value of debt on the three consolidated mortgages remaining after the closing of the Facility provided by KeyBank. On February 4, 2022, we received such a report from the independent valuation firm, which indicated a pro forma estimated NAV per share of $28.74 (unaudited) as of January 31, 2022. The pro forma NAV per share (unaudited) as of January 31, 2022 was reviewed by management and is for informational purposes only. We did not adopt the pro forma NAV per share (unaudited) as our estimated NAV per share since our shares were not purchased or sold prior to the Listed Offering and it will not be used for trading our shares. Additional information on the determination of our estimated NAV per share, including the process used to determine our estimated NAV per share, can be found in our prospectus dated February 10, 2022 filed with the SEC on February 11, 2022.
Class C Common Stock (Pre-Listing Registered Offerings)
Our Class C Common Stock was issued to U.S. persons for all subscriptions that were received in good order and fully funded under our Pre-Listing Registered Offerings at a price equal to our most recently published NAV per share established by our board of directors. The Reg A Offering was terminated effective upon the close of business on November 24, 2021.
Class S Common Stock (Class S Offering)
Our Class S Common Stock was offered exclusively to non-US persons pursuant to an exemption from the registration requirements of the Securities Act, under and in accordance with Regulation S of the Securities Act at a price equal to our most recently published NAV per share, plus the amount of any applicable upfront commissions and fees. The Class S Offering was terminated effective upon the close of business on November 24, 2021.
Historical Estimated NAVs per Share (Unaudited)
The historical reported estimated NAVs per share of our common stock (unaudited) approved by the board of directors is set forth below:

Estimated NAV per Share (Unaudited)	Effective Date of Valuation	Filing with the SEC
$30.81	December 31, 2019	January 31, 2020
$21.01	April 30, 2020	May 22, 2020
$23.03	December 31, 2020	January 29, 2021
$24.61	March 31, 2021	May 5, 2021
$26.05	June 30, 2021	August 4, 2021
$27.29	September 30, 2021	November 5, 2021
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
Use of Proceeds from Sales of Registered Securities
On July 15, 2015, we filed a registration statement on Form S-11 (File No. 333-205684) with the SEC to register an initial public offering of a maximum of $900,000,000 in shares of common stock for sale to the public (the “Primary Offering”). We also registered a maximum of $100,000,000 of common stock pursuant to our DRP (the “Initial DRP Offering” and, together with the Primary Offering, the “Initial Registered Offering”). On June 1, 2016, the Initial Registered Offering was declared effective by the SEC, and on July 20, 2016, we began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, we sold shares of our Class C Common Stock directly to investors.
Commencing in August 2017, we began selling shares of Class C Common Stock to U.S. persons only, as defined under the Securities Act, and began selling shares of Class S Common Stock as a result of the commencement of our offering of up to 33,333,333 shares of Class S Common Stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering”).

On December 23, 2019, we commenced a follow-on offering pursuant to a new registration statement on Form S-11 (File No. 333-231724) (the “Follow-on Offering”), which registered the offer and sale of up to $800,000,000 in share value of Class C Common Stock, including $725,000,000 in share value of Class C Common Stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C Common Stock pursuant to the DRP. We ceased offering shares pursuant to the Initial Registered Offering concurrently with the commencement of the Follow-on Offering.
On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C Common Stock to be issued pursuant to the DRP (the “2021 DRP Offering” and, collectively with the Initial DRP Offering, the “Registered DRP Offering”). We commenced offering shares of Class C Common Stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering.
Effective January 27, 2021, our board of directors terminated our Follow-on Offering. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021. On February 1, 2021, we commenced a private offering of our Class C Common Stock under Regulation D promulgated under the Securities Act (the “Private Offering” and, collectively with the Pre-Listing Registered Offerings (as defined below), the “Pre-Listing Offerings”) and accepted investor subscriptions from only accredited investors until we terminated the Private Offering on August 12, 2021. On June 29, 2021, we filed with the SEC a Regulation A Offering Statement on Form 1-A (the “Reg A Offering” and, collectively with the Follow-on Offering and the Registered DRP Offering, the “Pre-Listing Registered Offerings ”), including its preliminary offering circular, for a $75,000,000 offering of our Class C Common Stock and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021.
On November 2, 2021, our board of directors terminated our Reg A Offering effective upon the close of business on November 24, 2021 and directed management to seek the listing of our Class C Common Stock on a national securities exchange in early 2022. On December 8, 2021, we filed with the SEC a Registration Statement on Form S-11 (File No. 261529) of our Class C Common Stock, which became effective on February 10, 2022. In connection with and upon the listing of our Class C Common Stock on the NYSE, each share of our Class S Common Stock converted into a share of Class C Common Stock. Our Listed Offering of our Class C Common Stock closed on February 15, 2022. In connection with the Listed Offering, we sold 40,000 shares of our Class C Common Stock at $25.00 per share to a related party (see Note 13 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
Through December 31, 2021, we had sold 6,997,069 shares of Class C Common Stock in the Pre-Listing Registered Offerings, including 976,497 shares of Class C Common Stock sold under our Registered DRP Offering, for aggregate gross offering proceeds of $206,430,729. Substantially all of the proceeds from the Pre-Listing Registered Offerings, along with proceeds from the Class S Offering, a portion of the proceeds from our offering of Series A Preferred Stock, and debt financing, was used to make approximately $287,732,000 of investments in real estate properties, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. We used approximately $7,666,690 and $696,150 to pay acquisition fees and financing coordination fees to our former advisor, respectively.
Through December 31, 2019, we had paid a total of $5,371,195 to our former sponsor as reimbursement for organizational and offering costs for the Class C Common Stock, which reimbursement was subject to a limit of 3% of gross offering proceeds. Pursuant to an amendment of the advisory agreement, we agreed to pay all future organizational and offering costs, and to no longer be reimbursed by the former sponsor for investor relations personnel costs after September 30, 2019, in exchange for the former sponsor's agreement to terminate its right to receive 3% of all offering proceeds as reimbursement for organizational and offering costs paid by the former sponsor.
Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we issued 15,191 shares of Class C Common Stock to our directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.
During the year ended December 31, 2021, we also issued 908 shares of Class S Common Stock in the Class S Offering for aggregate gross offering proceeds of $22,359. Such issuances were made in reliance on an exemption from the registration requirements of the Securities Act under and in accordance with Regulation S of the Securities Act.

Sales Pursuant to Our Private Offering and Our Reg A Offering
On February 1, 2021, we commenced the Private Offering of our Class C Common Stock to accredited investors only under Regulation D promulgated under the Securities Act. Shares of our Class C Common Stock were sold at a per share offering price equal to the most recently published NAV per share determined by our board of directors. We primarily used the net proceeds from the Private Offering to invest in a diversified portfolio of real estate and real estate-related investments, or to re-lease and reposition our properties in accordance with our investment strategy and policies, including commissions and costs associated with such investments. We also used a portion of the proceeds of the Private Offering for general corporate purposes, including capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; the repayment of debt; the funding of stockholder distributions; and provided liquidity to our stockholders pursuant to our share repurchase program. We terminated the Private Offering on August 12, 2021. During the period from February 1, 2021 to August 11, 2021, we sold 36,207 shares of our Class C Common Stock pursuant to the Private Offering for aggregate proceeds of $851,273.
On June 29, 2021, we filed with the SEC a Regulation A Offering Statement on Form 1-A, including our preliminary offering circular, for a $75,000,000 offering of our Class C Common Stock and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021. The Reg A Offering allowed us to once again accept subscriptions from investors who are not accredited. During the period from August 16, 2021 to November 2, 2021, the termination date of the Reg A Offering, we sold 73,801 shares of our Class C Common Stock pursuant to the Reg A Offering for aggregate proceeds of $1,949,512.
Distribution Information
We intend to pay distributions on a monthly basis, and we paid our first distribution on August 10, 2016. The distribution rate is determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders other than as necessary to meet REIT qualification requirements.
Historically, the sources of cash used to pay our distributions have been from net rental income received and deferral of management fees, if so elected by our former advisor through December 31, 2019.
Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows for the years ended December 31, 2021 and 2020:

					Cash Flows Provided by (Used in) Operating Activities		Sources of Distribution Payment
Period (1)	Total Distributions Declared	Distributions Declared Per Share					Net Rental Income Received	Offering Proceeds	Quarter End Accrued Distribution
			Distributions Paid
			Cash	Reinvested
2021:
First Quarter 2021	$1,991,676	$0.258903	$891,202	$1,130,949	$102,091		$1,991,676	$—	$675,221
Second Quarter 2021	1,976,511	0.261780	835,381	1,131,281	2,981,262		1,976,511	—	650,167
Third Quarter 2021	1,981,725	0.264656	838,868	1,137,501	3,299,330		1,981,725	—	643,025
Fourth Quarter 2021	2,160,966	0.289864	907,927	1,200,880	3,346,002		2,160,966	—	730,445
2021 Totals	$8,110,878	$1.075203	$3,473,378	$4,600,611	$9,728,685		$8,110,878	$—
2020:
First Quarter 2020	$4,189,102	$0.523018	$1,379,751	$2,360,514	$1,947,505	(*)	$4,189,102	$—	$1,415,328
Second Quarter 2020	3,270,291	0.407691	1,710,514	2,304,199	1,435,377	(*)	3,270,291	—	691,443
Third Quarter 2020	2,135,815	0.264656	981,432	1,150,452	428,766		2,135,815	—	674,837
Fourth Quarter 2020	2,106,619	0.264656	947,519	1,143,369	1,765,928		2,106,619	—	699,997
2020 Totals	$11,701,827	$1.460021	$5,019,216	$6,958,534	$5,577,576	(*)	$11,701,827	$—
(*)    Includes non-recurring Merger costs of $201,920 included in general and administrative expenses for the year ended December 31, 2020 ($193,460 during the first quarter of 2020 and $8,460 during the second quarter of 2020).
(1)The distribution paid per share of Class S Common Stock is net of deferred selling commissions.

Distributions have been and are expected to be paid on a monthly basis. For the year ended December 31, 2021, distributions paid to our stockholders were 100% ordinary income. For the year ended December 31, 2020, distributions paid to our stockholders were 100% return of capital/non-dividend distributions. The following presents the U.S. federal income tax characterization of the distributions paid in 2021 and 2020:

	Years Ended December 31,
	2021	2020
Ordinary taxable income	$1.1685	$—
Capital gain	—	—
Non-taxable distribution	—	1.4600
Total	$1.1685	$1.4600
Distributions to stockholders were declared and paid based on daily record dates at rates per share per day through 2021. Beginning with distributions to stockholders for 2022, distributions generally are declared during the month prior to payment and paid based on a month end record date and a monthly rate per share. The distribution rate details are as follows:

Distribution Period	Rate Per Share Per Day (1)	Declaration Date	Payment Date
2021:
January 1-31	$0.00287670	December 9, 2020	February 25, 2021
February 1-28	$0.00287670	January 27, 2021	March 25, 2021
March 1-31	$0.00287670	January 27, 2021	April 26, 2021
April 1-30	$0.00287670	March 25, 2021	May 25, 2021
May 1-31	$0.00287670	March 25, 2021	June 25, 2021
June 1-30	$0.00287670	March 25, 2021	July 26, 2021
July 1-31	$0.00287670	June 16, 2021	August 25, 2021
August 1-31	$0.00287670	June 16, 2021	September 27, 2021
September 1-30	$0.00287670	June 16, 2021	October 25, 2021
October 1-31	$0.00315070	August 12, 2021	November 24, 2021
November 1-30	$0.00315070	August 12, 2021	December 21, 2021
December 1-31	$0.00315070	August 12, 2021	January 5, 2022
13th Distribution (2)	$0.00027397	January 5, 2022	January 18, 2022

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2022:
January 1-31	$0.09583300	January 27, 2022	February 25, 2022
February 1-28	$0.09583300	February 17, 2022	March 25, 2022 (3)
March 1-31	$0.09583300	February 17, 2022	April 25, 2022 (3)
April 1-30	$0.09583300	March 18, 2022	May 25, 2022 (3)
May 1-31	$0.09583300	March 18, 2022	June 27, 2022 (3)
June 1-30	$0.09583300	March 18, 2022	July 25, 2022 (3)
(1)The distribution paid per share of Class S Common Stock is net of deferred selling commissions.
(2)On January 5, 2022, our board of directors declared a 13th distribution to our common stockholders since our AFFO exceeded 110% of distributions declared for the year ended December 31, 2021. The 13th distribution was based on the outstanding shares of common stock held by stockholders on the record date of January 6, 2022 using the following formula: (i) the daily amount of the 13th distribution divided by 365 days (ii) multiplied by the number of days such shares of common stock were held by such stockholder from January 1, 2021 through December 31, 2021. Stockholders were only eligible for the 13th distribution if they held such shares as of the close of business on the record date.
(3)Reflects the expected payment date since the distribution has not been paid as of the date of this Annual Report on Form 10-K.

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
Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Part I, Item 1A. Risk Factors. Those factors include: (a) our ability to continue to raise capital to make additional investments; (b) the future operating performance of our current and future real estate investments in the existing real estate and financial environment; (c) our ability to identify additional real estate investments that are suitable to execute our investment objectives; (d) the success and economic viability of our tenants; (e) our ability to refinance existing indebtedness at comparable terms; (f) changes in interest rates on any variable rate debt obligations we incur; and (g) the level of participation in our DRP. In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease.
Distribution Reinvestment Plans
On January 22, 2021, we commenced offering shares of Class C Common Stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering.
A participant was able to terminate participation in the DRP at any time by delivering electronic notice on their personal on-line dashboard or written notice to us. To be effective for any monthly distribution, such termination notice was required to be received by us at least 10 business days prior to the last day of the month to which the distribution related. Any termination request required the investor's bank account information necessary for Automated Clearing House deposits directly in their bank account. Stockholders who participated in the DRP through 2021 did not need to take any action to continue their participation in the DRP.
Through 2021, pursuant to the terms of our DRPs then in effect, distributions (excluding those our board of directors designated as ineligible for reinvestment through the DRPs then in effect) were reinvested in shares of our Class C Common Stock and Class S Common Stock at a price equal to the most recently disclosed estimated NAV per share, as determined by our board of directors. See Historical Estimated NAVs per Share (Unaudited) above for our estimated NAVs per share for 2020 and 2021.
On February 15, 2022, our board of directors amended and restated our DRP with respect to the Class C Common Stock (the “Second Amended and Restated DRP”) to change the purchase price at which the Class C Common Stock is issued to stockholders who elect to participate in the DRP. The purpose of this change was to reflect the fact that our Class C Common Stock is now listed on the NYSE. As more fully described in the Second Amended and Restated DRP, the purchase price for our Class C Common Stock under the DRP depends on whether we issue new shares to DRP participants or we or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for Class C Common Stock issued directly by us will be 97% (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C Common Stock. This discount is subject to change from time to time, in our sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C Common Stock that we or any third-party administrator purchases from parties other than our company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C Common Stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fees that will be paid by DRP participants for each share of Class C Common Stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022.
Prior Share Repurchase Programs
In accordance with our prior share repurchase program for our Class C Common Stock (the “Prior Class C SRP”), prior to February 1, 2021, the per share repurchase price for shares of Class C Common Stock depended on the length of time the redeeming stockholder had held such shares as follows:
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
Effective February 1, 2021, the per share repurchase price for shares of Class C Common Stock depended on the following length of time the redeeming stockholder had held such shares:
(i)    less than two years from the purchase date, 98% of the most recently published NAV per share; and
(ii)    after at least two years from the purchase date, 100% of the most recently published NAV per share.
In accordance with our prior share repurchase program for our Class S Common Stock (the “Prior Class S SRP” and, collectively with the Prior Class C SRP, the “Prior SRPs”), shares of Class S Common Stock were not eligible for repurchase unless they had been held for at least one year. After such holding period had been met, shares of Class S Common Stock were able to be repurchased at the most recently published NAV per share.
Through 2021, pursuant to the terms of our Prior SRPs, we executed share repurchases for shares of our Class C Common Stock and Class S Common Stock at a price equal to the most recently disclosed estimated NAV per share, as determined by our board of directors. See Historical Estimated NAVs per Share (Unaudited) above for our estimated NAVs per share for 2020 and 2021.
Effective November 24, 2021, our Prior SRPs were terminated.
Limitations on Repurchase
We could, but were not required to, use available cash not otherwise dedicated to a particular use to repurchase shares, including cash proceeds generated from the DRP, securities offerings, operating cash flow not intended for distributions, debt financing and asset sales.
In addition, we could not repurchase shares in an amount that would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Additional limitations on share repurchases under the Prior SRPs prior to their termination on November 24, 2021 are discussed below.
•Repurchases per month were limited to no more than 2% of our most recently determined aggregate NAV, which we calculated on a quarterly basis within 45 days after the end of each quarter during 2021. Repurchases for any calendar quarter were limited to no more than 5% of our most recently determined aggregate NAV, which meant we were permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of our aggregate NAV in any 12-month period.
•The foregoing repurchase limitations were based on “net repurchases” during a quarter or month, as applicable. The term “net repurchases” means the excess of our share repurchases (capital outflows) over the proceeds from the sale of our shares (capital inflows) for a given period. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month was equal to (1) 5% or 2% (as applicable) of our most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the then-current offering (including purchases pursuant to our DRPs) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.
For the period from January 1, 2021 through November 24, 2021, we repurchased approximately 689,374 shares for approximately $19,082,962 (at an average repurchase price of $27.68 per share). From inception of the Initial Registered Offering through November 24, 2021, we repurchased 2,315,270 shares of common stock for approximately $60,133,222.
During the fourth quarter of 2021, we received share repurchase requests and repurchased shares as follows:

	Value of Share Repurchase Requests Received	Repurchase Date	Value of Shares Repurchased (1)
October 2021	$7,026,479	November 3, 2021	$749,540
November 2021 (1)	$103,044	November 24, 2021	$103,044
December 2021 (2)	$—	—	$—

(1)    Includes Extraordinary Circumstance Repurchase, as defined in Note 11 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
(2)    Our Prior SRPs were terminated on November 24, 2021.
The following table summarizes our repurchase activity under our Prior SRPs for our common stock for the three months ended December 31, 2021.

Repurchases (1)(2)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Dollar Value of Shares Available That May Be Repurchased Under the Program
October 2021	51,823	$26.03	51,823	(3)
November 2021	32,567	$26.18	32,567	(3)
December 2021 (4)	—	$—	—
Total	84,390	$26.09	84,390
(1)We generally repurchased shares within three business days following the end of the applicable month in which requests were received and not withdrawn.
(2)The shares of common stock repurchased in each month were requested for repurchase in the prior month with the exception of an extraordinary circumstances request honored in November 2021.
(3)A description of the maximum number of shares that could have been repurchased under our Prior SRPs is included in the narrative preceding this table.
(4)Our Prior SRPs were terminated on November 24, 2021.
2022 Share Repurchase Program
On February 15, 2022, our board of directors authorized up to $20,000,000 in repurchases of our outstanding shares of common stock through December 31, 2022. Purchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. From February 15, 2022 through March 22, 2022, we repurchased a total of 42,339 shares of our common stock for a total of $702,611 under this share repurchase program.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. Also, see “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K and Part I, Item 1A. Risk Factors herein.
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

Overview
We are a Maryland corporation with issued and outstanding stock consisting of Series A Preferred Stock, publicly traded on the NYSE under the symbol “MDV.PA,” and Class C Common Stock, publicly traded on the NYSE under the symbol “MDV.” We acquire, own and actively manage single-tenant net-lease industrial, retail and office properties throughout the United States, with a focus on strategically important and mission critical properties with predominantly investment grade tenants. We elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016. We believe that we have operated in conformity with the requirements for qualification as a REIT for federal income tax purposes. Through various transactions, including the Merger, we created one of the largest non-listed REITs to be raised via crowdfunding technology. Since December 31, 2019, we have been internally managed, as further described below. Driven by innovation, an investor-first focus and an experienced management team, Modiv leveraged its history as a real estate crowdfunding pioneer to create an approximate $500 million (based on estimated fair value) real estate portfolio comprised of approximately 2.4 million square feet of income-producing real estate. As of December 31, 2021, we have a portfolio of 38 commercial real estate properties in 14 states, comprised of 12 industrial properties, including the approximate 72.7% TIC Interest in a 91,740 square foot Santa Clara, California industrial property, 12 retail properties and 14 office properties as discussed in Notes 3 and 4 to our accompanying consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. As of December 31, 2021, after reflecting lease extensions through the filing date of this Annual Report on Form 10-K, 69% of our tenants (based on ABR) are investment grade, our ABR was $28,914,077, all of our properties are 100% leased and our WALT was 6.3 years.
On a pro forma basis (unaudited), after giving effect to the recently completed acquisitions of a retail property leased to a KIA auto dealership on Interstate 405 in Carson, California and an industrial property in Saint Paul, Minnesota in January 2022, and the sales of three office properties and one industrial property in February 2022, we now own 36 properties including 12 industrial properties, including the TIC Interest, which represent approximately 40% of the portfolio, 13 retail properties, which represent approximately 21% of the portfolio, and 11 office properties, which represent approximately 39% of the portfolio (expressed as a percentage of ABR as of December 31, 2021). Approximately 56% of our tenants (based on pro forma ABR (unaudited)) are investment grade, our pro forma ABR (unaudited) was $30,406,425, all of our properties are 100% leased and our pro forma WALT was 9.2 years (unaudited) as of December 31, 2021.
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through the Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. We are the sole general partner of, and owned an approximately 86% partnership interest in the Operating Partnership on December 31, 2021. Following our acquisition of the KIA auto dealership property in an “UPREIT” transaction that included the issuance of 1,312,382 Class C OP Units to the seller, we own an approximately 73% partnership interest in the Operating Partnership. The Operating Partnership’s limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12 to our accompanying consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K.
On November 4, 2021, our board of directors reviewed and approved management’s recommendation to seek a listing of our Class C Common Stock on a national securities exchange in early 2022, subject to market conditions. In preparation for seeking a listing on a national securities exchange, our board of directors also approved management’s recommendation to terminate our Reg A Offering, effective upon the close of business on November 24, 2021, and to terminate our Prior SRPs. Our Class C Common Stock is now listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. We completed our Listed Offering of 40,000 shares at a price of $25.00 per share on February 15, 2022 and sold all 40,000 shares to a related party (see Note 13 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details). We intend to maintain our monthly distributions and the ability for investors to reinvest their distributions via our Second Amended and Restated DRP. Our five-year emerging growth company registration with the SEC ended on December 31, 2021 but we will continue to report with the SEC as a smaller reporting company under Rule 12b-2 of the Exchange Act.
Self-Management Transaction and Merger on December 31, 2019
We were externally managed through December 31, 2019, by our former external advisor. On December 31, 2019, we acquired substantially all of the assets and assumed certain liabilities of our former external advisor and our former sponsor in exchange for units of limited partnership interest in the Operating Partnership. As a result of such acquisition, we became self-managed and eliminated all fees for acquisitions, dispositions and management of our properties, which were previously paid to our former external advisor.

On December 31, 2019, pursuant to an Agreement and Plan of Merger dated September 19, 2019, REIT I merged with and into Merger Sub, with Merger Sub surviving as our direct, wholly-owned subsidiary. As a result, we issued 2,680,740.0 shares of our Class C Common Stock to former stockholders of REIT I. On December 31, 2020, Merger Sub was merged into the Operating Partnership and ceased to exist.
Common Stock Offerings
On July 15, 2015, we filed a registration statement on Form S-11 (File No. 333-205684) with the SEC to register an initial public offering of a maximum of 30,000,000 of our shares of common stock for sale to the public. We also registered a maximum of 3,333,333 of our shares of common stock pursuant to our DRP. During 2016, the SEC declared our registration statement effective and we began offering shares of common stock to the public through a dealer manager registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). Pursuant to the Initial Registered Offering, we sold shares of Class C Common Stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, we began selling shares of our Class C Common Stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act, and began selling shares of our Class S Common Stock as a result of the commencement of the Class S Offering to non-U.S. Persons.
In August 2017, we began offering up to 33,333,333 shares of Class S Common Stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act. The Class S Common Stock had similar features and rights as our Class C Common Stock, including with respect to voting and liquidation, except that the Class S Common Stock offered in the Class S Offering was only authorized to be sold to non-U.S. Persons and was able to be sold through brokers or other persons who were able to be paid upfront and deferred selling commissions and fees. The Class S Offering was discontinued at the end of January 2020 except for existing investors’ participation in our DRP. Our Class S Common Stock was converted to Class C Common Stock in connection with our Listed Offering.
On December 23, 2019, we commenced the Follow-on Offering of up to $800,000,000 in share value of Class C Common Stock, including $725,000,000 in share value of Class C Common Stock pursuant to the primary portion of the Follow-on Offering and $75,000,000 in share value of Class C Common Stock pursuant to our DRP. We ceased offering shares pursuant to the Initial Registered Offering concurrently with the commencement of the Follow-on Offering.
On January 22, 2021, with the authorization of our board of directors, we amended and restated our DRP with respect to our shares of Class C Common Stock in order to reflect our corporate name change and to remove the ability of our stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the DRP must reinvest all cash distributions in shares. In addition, the amended and restated DRP provided for determinations by our board of directors of the estimated NAV per share more frequently than annually. The amended and restated DRP was effective with respect to distributions that were paid in February 2021.
On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C Common Stock to be issued pursuant to the amended and restated DRP. We commenced offering shares of Class C Common Stock pursuant to the 2021 DRP Offering upon termination of the Follow-on Offering.
Effective January 27, 2021, with the approval of our board of directors, we terminated the Follow-on Offering. In connection with the termination of the Follow-on Offering, we stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, we had $600,547,672 in share value of unsold shares in the Follow-on Offering, which were deregistered with the SEC.
On February 1, 2021, we commenced the Private Offering and accepted investor subscriptions from only accredited investors until we terminated the Private Offering on August 12, 2021.
On June 29, 2021, we filed with the SEC a Regulation A Offering Statement on Form 1-A, including our preliminary offering circular, for a $75,000,000 offering of our Class C Common Stock and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021. We terminated the Reg A Offering effective upon the close of business on November 24, 2021, given our plan to seek a listing of our Class C Common Stock on a national securities exchange in early 2022, as discussed above.
On November 2, 2021, our board of directors terminated the Reg A Offering effective upon the close of business on November 24, 2021 and directed management to seek the listing of our Class C Common Stock on a national securities exchange in early 2022. Our board of directors also terminated the Prior SRPs effective November 24, 2021.

On December 8, 2021, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, we filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the Listed Offering of our Class C Common Stock, which became effective on February 10, 2022. In connection with and upon the listing of our Class C Common Stock on the NYSE, each share of our Class S Common Stock was converted into a share of Class C Common Stock. Our Listed Offering of our Class C Common Stock closed on February 15, 2022. In connection with our Listed Offering, we sold 40,000 shares of our Class C Common Stock at $25.00 per share to a related party (see Note 13 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
On February 15, 2022, our board of directors amended and restated our DRP with respect to the Class C Common Stock to change the purchase price at which the Class C Common Stock is issued to stockholders who elect to participate in the DRP. The purpose of this change was to reflect the fact that our Class C Common Stock is now listed on the NYSE. As more fully described in the Second Amended and Restated DRP, the purchase price for our Class C Common Stock under the DRP depends on whether we issue new shares to DRP participants or we or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for Class C Common Stock issued directly by us will be 97% (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C Common Stock. This discount is subject to change from time to time, in our sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C Common Stock that we or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C Common Stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share of processing fees that will be paid by DRP participants for each share of Class C Common Stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022.
On February 15, 2022, our board of directors authorized up to $20,000,000 in repurchases of our outstanding shares of common stock through December 31, 2022. Purchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.
Preferred Stock Offering
On September 14, 2021, we and the Operating Partnership entered into an underwriting agreement (the “Preferred Stock Underwriting Agreement”) with B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto (collectively, the “Preferred Stock Underwriters”), pursuant to which we agreed to issue and sell 1,800,000 shares of our Series A Preferred Stock in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00. In addition, we granted the Preferred Stock Underwriters a 30-day option to purchase up to an additional 200,000 shares of the Series A Preferred Stock, which the Preferred Stock Underwriters exercised in full on September 16, 2021. The issuance and sale of the shares of Series A Preferred Stock, including the issuance and sale of an additional 200,000 shares pursuant to the Preferred Stock Underwriters’ full exercise of their option to purchase additional shares, closed on September 17, 2021. The gross proceeds from the Preferred Offering were $50,000,000 and the net proceeds were $47,607,309, after deducting the underwriting discount of $1,575,000 and other offering expenses of $817,691, which included the structuring fee of $250,000 (see Note 9 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information).
Liquidity and Capital Resources
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures and other investments will be funded by offerings of shares of our Class C Common Stock, Series A Preferred Stock and bank borrowings from financial institutions and mortgage indebtedness on our properties, and by assets sales and internally generated funds. Our cash requirements for operating and interest expenses and distributions will generally be funded by internally generated funds. Proceeds from the prior offerings of our common stock and debt financings have also been used to fund repurchases of common stock through our Prior SRPs and for the repurchase of shares in the open market as discussed above.
On March 29, 2021, we entered into a credit facility with Banc of California (the “Prior Credit Facility”) for an aggregate line of credit of $22,000,000, including a $17,000,000 revolving line of credit for real estate acquisitions and an additional $5,000,000 revolving line of credit for working capital, with a maturity date of March 30, 2023. The Prior Credit Facility replaced our prior $12,000,000 credit facility provided by Pacific Mercantile Bank (“PMB” and such credit facility, the “PMB Credit Facility”), which had a balance outstanding of $6,000,000 as of December 31, 2020. After our initial draw of $6,000,000 to fund the repayment of the PMB Credit Facility on March 31, 2021, and subsequent repayments of $3,000,000 in June 2021 and $1,500,000 each in July and August 2021, we had $17,000,000 available to finance real estate acquisitions and $5,000,000 available for working capital purposes. We paid Banc of California origination fees of $77,000 in connection with the Prior Credit

Facility. Under the terms of the Prior Credit Facility, we paid a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day was not to be less than 4.75% per annum. We paid an unused commitment fee of 0.15% per annum of the unused portion of the Prior Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Prior Credit Facility.
The Prior Credit Facility was secured by substantially all of our tangible and intangible assets, including intellectual property. The Prior Credit Facility required us to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Raymond E. Wirta, our former Chairman, and the Wirta Family Trust, guaranteed the $6,000,000 initial borrowing, which was due by September 30, 2021. This guarantee expired upon the full repayment of the $6,000,000 in August 2021. Mr. Wirta and the Wirta Family Trust also guaranteed the $5,000,000 revolving line of credit for working capital. On March 29, 2021, we entered into an updated indemnification agreement with Mr. Wirta and the Wirta Family Trust with respect to their guarantees of borrowings under the Prior Credit Facility.
On January 18, 2022, our Operating Partnership entered into a Credit Agreement providing for a $100,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the “Revolver”), and a $150,000,000 five-year term loan (the “Term Loan” and together with the Revolver, the “Facility”), with KeyBank and the other lending institutions party thereto (collectively, the “Lenders”), KeyBank as Agent for the Lenders (in such capacity, the “Agent”), BMO Capital Markets, Truist Bank and The Huntington National Bank, as Co-Syndication Agents, and KeyBanc Capital Markets Inc., BMO Capital Markets, Inc., Truist Securities, Inc. and The Huntington National Bank, as Joint-Lead Arrangers. The Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.
On January 18, 2022, we borrowed $100,000,000 under the Term Loan and $55,775,000 under the Revolver and used the proceeds from the Facility to repay our previous line of credit, existing mortgages and related interest aggregating $153,428,764, including the mortgage on the KIA property which was acquired on January 18, 2022. We also used proceeds from the Facility to pay total commitment and arrangement fees of $2,020,000 to the Agent, the Lenders, the Joint-Lead Arrangers and Co-Syndication Agents. The Facility is priced on a leverage-based pricing grid that fluctuates based on our actual leverage ratio. If our leverage ratio is below or equal to 50%, the interest rate on the Revolver would be 175 basis points over SOFR plus a ten (10) basis point credit adjustment, which would equate to a floating interest rate of 1.90% as of December 31, 2021.
The Facility is secured by a pledge of all of our Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the “Subsidiary Guarantors”) that are indirectly owned by us, and various cash collateral owned by our Operating Partnership and the Subsidiary Guarantors. The Facility includes customary covenants, including minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of offering proceeds and maximum leverage of 60% of our borrowing base. In connection with the Facility, we and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which we and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of our Operating Partnership’s obligations under the Credit Agreement. While the Facility allows for borrowings up to 60% of our borrowing base and our board of directors has approved a maximum leverage ratio of 55% of the aggregate fair value of our real estate properties plus our cash and cash equivalents, over the near term we are targeting leverage of 40% with a long term goal of lower leverage, and we do not plan to allow our leverage ratio to exceed 45% in order to minimize the interest rate payable on the Revolver and Term Loan. We also have the right to increase the Facility to a maximum of $500,000,000, subject to customary conditions, including the receipt of new commitments from the Lenders.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our maximum leverage as defined and approved by our board of directors is 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. We use available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. There is no limitation on the amount we may borrow for the purchase of any single asset. As of December 31, 2021, our leverage ratio was 40%.
We may borrow amounts from our affiliates including directors and executive officers if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

While we intend for the Facility to be our primary source of financing, we may continue to use mortgage debt financing for certain real estate investments and acquisitions. This financing may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.
As of December 31, 2021, the outstanding principal balance of our mortgage notes payable on our operating properties was $152,975,437, excluding mortgage notes related to assets held for sale of $22,036,319, and the outstanding principal balance of our revolving credit facility was $8,022,000. As of December 31, 2021, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,709,710, which is not included in our consolidated balance sheets in this Annual Report on Form 10-K.
We had approximately $65,000,000 of cash and restricted cash as of February 28, 2022, primarily from remaining funds from our Preferred Offering and the sales of real estate investments in February 2022 which were classified as held for sale in our accompanying consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. On March 8, 2022, we used $35,000,000 of our cash on hand to prepay a portion of our Revolver. Our cash and restricted cash, along with approximately $80,000,000 of available capacity on our Revolver and proceeds from future offerings of shares of Class C Common Stock will primarily be used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments, such as capital expenditures, tenant improvement costs and leasing costs. We also may use a portion of the proceeds from our offerings for payment of principal on our outstanding indebtedness, reserves required by financings of our real estate investments and for general corporate purposes.
Refinancing Transactions and Sale of Real Estate Investments
During the year ended December 31, 2021, we refinanced the following mortgage notes, which were all subsequently repaid through the new Facility on January 18, 2022:

	December 31, 2020	New	Interest Rate		Original	New
Properties	Principal Amount	Principal Amount	Prior Rate	New Rate	Maturity Date	Maturity Date
Levins	$2,032,332	$2,700,000	3.74%	3.75%	3/5/2021	2/16/2026
Dollar General, Bakersfield	$2,268,922	$2,280,000	3.38%	3.65%	3/5/2021	2/16/2028
Labcorp	$4,020,418	$5,400,000	3.38%	3.75%	3/5/2021	2/16/2026
GSA (MSHA)	$1,752,092	$1,756,000	3.13%	3.65%	8/5/2021	2/16/2026
L3Harris	$5,185,929	$6,300,000	4.69%	3.35%	4/1/2022	5/21/2031
Northrop Grumman	$5,518,589	$7,000,000	4.40%	3.35%	7/2/2022	5/21/2031
During the year ended December 31, 2021, we sold the following retail and industrial real estate investments:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Chevron Gas Station	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$228,769
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	51,415
Chevron Gas Station	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	9,458
Dana	Cedar Park, TX	7/7/2021	Industrial	45,465	10,000,000	4,127,638
Harley Davidson	Bedford, TX	12/21/2021	Retail	70,960	15,270,000	3,271,289
Total				159,321	$38,984,188	7,688,569
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

On February 11, 2022, we completed our sale of two medical office properties located in Dallas, Texas and Richmond, Virginia leased to Texas Health and Bon Secours, respectively, and one medical industrial property in Richmond, Virginia leased to Omnicare for an aggregate sales price of $26,000,000, which generated net proceeds of $11,883,639 after payment of commissions, closing costs and existing mortgages.
On February 24, 2022, we completed our sale of a medical office property in Orlando, Florida leased to Accredo for a sale price of $14,000,000, which generated net proceeds of $5,000,941 after payment of commissions, closing costs and repayment of the existing mortgage.
Sales Pursuant to Our Private Offering and Our Reg A Offering
We commenced the Private Offering to accredited investors only under Regulation D promulgated under the Securities Act on February 1, 2021, and during the period from February 1, 2021 to August 11, 2021, we sold 36,207 shares of Class C Common Stock pursuant to the Private Offering for aggregate proceeds of $851,273. We terminated the Private Offering on August 12, 2021.
On June 29, 2021, we filed with the SEC a Regulation A Offering Statement on Form 1-A, including our preliminary offering circular, for a $75,000,000 offering of our Class C Common Stock and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021. The Reg A Offering allowed us to once again accept subscriptions from investors who were not accredited. On November 2, 2021, our board of directors reviewed and approved management’s recommendation to terminate the Reg A Offering effective upon the close of business on November 24, 2021. During the period from August 16, 2021 to November 24, 2021, we sold 73,802 shares of Class C Common Stock pursuant to the Reg A Offering for aggregate gross proceeds of $1,949,512.
Impact of the COVID-19 Pandemic on Our Capital Resources
Uncertainties over the future utilization of office and retail properties which arose as a result of the COVID-19 pandemic, the resulting decrease in our NAV per share as of April 30, 2020 and the reduction in our distribution rate in May 2020 severely impacted our ability to raise capital through our common stock offerings. From January 1, 2021 through November 2, 2021, we raised approximately $8,900,000 through our common stock offerings, including our DRP, a 50% decrease compared with approximately $17,900,000 raised during the year ended December 31, 2020. In addition, share repurchases increased from approximately $17,600,000 during the year ended December 31, 2020 to approximately $19,100,000 from January 1, 2021 through November 24, 2021.
In April 2020, one of our subsidiaries was successful in obtaining a $517,000 loan through the Small Business Administration’s (the “SBA”) Paycheck Protection Program (“PPP”), which was funded by PMB on April 20, 2020. In December 2020, our subsidiary submitted its application for forgiveness of the total amount of the loan to PMB. After PMB’s review, our subsidiary updated its forgiveness application on February 10, 2021. PMB submitted the application to the SBA on February 10, 2021, and on February 16, 2021, our subsidiary was notified by PMB that its application for forgiveness of the PPP loan had been approved by the SBA in the full amount of $517,000. Accordingly, the forgiveness of the PPP loan is reflected in other income for the year ended December 31, 2021 in our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2021, the outstanding principal balance of our mortgage notes payable, including mortgage notes payable related to real estate investments held for sale, and our unsecured revolving credit facility were $175,011,756 and $8,022,000, respectively. On January 18, 2022, we refinanced an aggregate of $108,178,317, representing 20 property mortgages. The 20 mortgages that were paid off were for the following 27 properties: eight Dollar Generals (including Dollar General, California and Dollar General, Big Spring), Northrop Grumman, exp Maitland, Wyndham, Williams Sonoma, EMCOR, Husqvarna, AvAir, 3M, Cummins, Levins, Labcorp, GSA (MHSA), PreK Education, ITW Rippey, Solar Turbines, Wood Group, Gap, L3Harris and Walgreens. After the 20 property mortgages were paid-off, seven property mortgages as of December 31, 2021 remained outstanding, including four property mortgages related to the assets held for sale. Those four mortgages were paid off pursuant to sales of the properties in February 2022. The principal portion of our remaining mortgage notes payable as of December 31, 2021 after the January 2022 refinancing and February 2022 sales was $44,797,120, including $304,320 due during 2022.

Funds from Operations and Adjusted Funds from Operations
In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“Nareit”) promulgated a measure known as Funds from Operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures, preferred dividends and real estate impairments. Because FFO calculations adjust for such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current Nareit definition or may interpret the current Nareit definition differently than we do, making comparisons less meaningful.
Additionally, we use AFFO as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of stock-based compensation, deferred rent, amortization of in-place lease valuation intangibles, acquisition-related costs, deferred financing fees, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, write-offs of transaction costs and other one-time transactions.
We also believe that AFFO is a recognized measure of sustainable operating performance of the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
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
Neither the SEC, Nareit, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure. Furthermore, as described in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K, the conversion ratios for Class M OP Units, Class P OP Units and Class R OP Units can increase if the specified performance hurdles are achieved.

The following are the calculations of FFO and AFFO for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net loss attributable to common stockholders (in accordance with GAAP)	$(1,500,783)	$(49,141,910)
FFO adjustments:
Add: Depreciation and amortization	13,710,588	15,759,199
Amortization of lease incentives	245,438	61,204
Depreciation and amortization for investment in TIC Interest	735,335	727,048
(Reversal of)/impairment of real estate investment properties	(400,999)	10,267,625
Less: Gain on sale of real estate investments, net	(7,803,702)	(4,139,749)
FFO	4,985,877	(26,466,583)
AFFO adjustments:
Add: Amortization of corporate intangibles	1,556,348	1,833,054
Impairment of goodwill and intangible assets (1)	3,767,190	34,572,403
Stock compensation	2,744,883	712,217
Amortization of deferred financing costs	369,286	1,025,093
Amortization of above-market intangible leases	129,823	169,857
Unrealized (gains) losses on interest rate swaps	(970,039)	770,898
Acquisition fees and due diligence expenses, including abandoned pursuit costs	696,825	94,043
Less: Deferred rents	188,297	(1,591,012)
Amortization of below-market intangible leases	(1,462,797)	(1,541,313)
Gain on forgiveness of economic relief note payable	(517,000)	—
Other adjustments for unconsolidated investment in a real estate property	(62,776)	(90,803)
AFFO	$11,425,917	$9,487,854

Weighted average shares outstanding - basic	7,544,834	8,006,276
Weighted average shares outstanding - fully diluted (2)	8,780,131	9,196,240

FFO Per Share:
Basic	$0.66	$(3.31)
Fully Diluted	$0.57	$(3.31)

AFFO Per Share:
Basic	$1.51	$1.19
Fully Diluted	$1.30	$1.03
(1)    Management, based on further evaluation, concluded that impairment of goodwill and intangible assets of $34,572,403 recognized in the year ended December 31, 2020 should have been included in the calculation of AFFO but not FFO. As such, that amount was reclassified in the table above to be included only in AFFO in order to conform to the current year presentation.
(2)    Includes the Class M, Class P and pro rata Class R OP Units to compute the weighted average number of shares.

Distributions
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
Going forward, we expect that our board of directors will continue to declare distributions based on a single record date as of the end of the month and to pay these distributions on a monthly basis. Distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet REIT qualification standards.
Cash Flow Summary
The following table summarizes our cash flow activity for the years ended December 31, 2021 and 2020:

	2021	2020
Net cash provided by operating activities	$9,728,685	$5,577,576
Net cash provided by investing activities	$21,830,288	$24,778,295
Net cash provided by (used in) financing activities	$18,471,017	$(28,915,271)
Cash Flows from Operating Activities
Net cash provided by operating activities was $9,728,685 and $5,577,576 for the years ended December 31, 2021 and 2020, respectively.
The cash provided by operating activities for the year ended December 31, 2021 primarily reflects adjustments to our net loss of $435,505 for distributions from an unconsolidated investment in a real estate property of $337,072; net non-cash charges for write-off of abandoned intangible assets of $3,767,190; and net non-cash charges of $7,514,084 primarily related to depreciation and amortization, stock compensation expense, amortization of deferred financing costs, amortization of deferred lease incentives, amortization of above-market lease intangibles and amortization of deferred rents, which were partially offset by gain on sale of real estate investments, amortization of below-market lease intangibles, unrealized gain on interest rate swap valuation, gain on forgiveness of economic relief note payable, reversal of impairment of real estate property and undistributed income from our unconsolidated investment in a real estate property. The cash provided by operations was also offset in part by cash used due to changes in operating assets and liabilities of $1,454,156 during the year ended December 31, 2021 primarily due to increases in note receivable and prepaid expenses and other assets, partially offset by a decrease in tenant receivable and an increase in accounts payable, accrued and other liabilities.
The cash provided by operating activities for the year ended December 31, 2020 primarily reflects adjustments to our net loss of $49,141,910 for distributions from our unconsolidated investment in a real estate property of $683,000; net non-cash charges for impairment of goodwill, intangible assets and impairment of real estate investment property aggregating $44,840,028 due to the COVID-19 pandemic; and net non-cash charges of $12,762,668 primarily related to depreciation and amortization, unrealized loss on interest rate swap valuation, amortization of deferred financing costs, stock compensation expense, and amortization of above-market lease intangibles, which were partially offset by gain on sale of real estate investments, amortization of deferred rents, amortization of below-market lease intangibles and undistributed income from our unconsolidated investment in a real estate property. The cash provided by operations was also offset in part by cash used in operating assets and liabilities of $3,566,210 during the year ended December 31, 2020 primarily due to increases in prepaid expenses and other assets and decreases in accounts payable, accrued and other liabilities and amounts due to affiliates, offset in part by a decrease in tenant receivables.

We continue to expect that our cash flows from operating activities will be positive in the next twelve months; however, there can be no assurance that this expectation will be realized.
Cash Flows from Investing Activities
Net cash provided by investing activities was $21,830,288 for the year ended December 31, 2021 and consisted primarily of the following:
•$37,719,998 from proceeds from sales of real estate investments; and
•$1,824,383 from collection of a note receivable from sale of real estate property; partially offset by
•$15,162,305 for acquisitions of real estate investments;
•$1,356,038 for capitalized costs for improvements to existing real estate properties;
•$1,000,000 for a refundable purchase deposit; and
•$195,750 for additions to intangible assets.
Net cash provided by investing activities was $24,778,295 for the year ended December 31, 2020 and consisted primarily of the following:
•$27,008,028 from proceeds from sales of real estate investments, partially offset by:
•$673,631 for capitalized costs for improvements to existing real estate investments;
•$566,102 for additions to intangible assets; and
•$990,000 for payments to lease incentives.
Cash Flows from Financing Activities
Net cash provided by financing activities was $18,471,017 for the year ended December 31, 2021 and consisted primarily of the following:
•$47,607,309 in net proceeds from issuance of preferred stock;
•$4,336,086 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $1,418,334;
•$25,436,000 of proceeds from refinanced mortgage notes payable;
•$14,022,000 of proceeds from borrowings on our credit facility; and
•$18,804 of refundable loan deposits recovered.
These proceeds were partially offset by:
•$36,569,537 of mortgage notes principal payments and deferred financing cost payments of $404,971 to third parties;
•$12,000,000 of repayments under our credit facilities;
•$19,082,962 used for repurchases of shares under the Prior SRPs; and
•$3,473,378 of cash distributions paid to common stockholders.
Net cash used in financing activities was $28,915,271 for the year ended December 31, 2020 and consisted primarily of the following:
•$45,299,688 of mortgage notes principal payments and deferred financing cost payments of $387,341 to third parties;
•$6,000,000 of repayments on our credit facility;
•$4,800,000 for repayments of short-term notes payable;
•$17,576,261 used for repurchases of shares under the Prior SRPs;
•$5,019,216 of cash distributions paid to common stockholders; and
•$18,804 of refundable loan deposits made.
These uses were partially offset by:
•$10,908,856 of proceeds from issuance of common stock, partially offset by payments for offering costs and commissions of $1,205,317;
•$35,705,500 of proceeds from mortgage notes payable;
•$4,260,000 of proceeds from borrowings on our unsecured credit facility; and
•$517,000 borrowed under the PPP.

Results of Operations
As of December 31, 2021, we owned (i) 38 operating properties (including four operating properties held for sale); (ii) one parcel of land which currently serves as an easement to one of our office properties; and (iii) the TIC Interest. We acquired two operating properties in 2021 and made no acquisitions in 2020 due to the COVID -19 pandemic. Also due to the COVID-19 pandemic, we sold five operating properties in both years 2021 and 2020 to support share repurchase payments and provide additional liquidity to our stockholders. We expect that rental income, tenant reimbursements, depreciation and amortization expense and interest expense will be higher on a year-over-year basis due to our expected execution of acquisitions and initiatives for our growth strategy. Our results of operations for the year ended December 31, 2021 are not indicative of those expected in future periods as we have significant unused capacity on our Revolver and expect to continue to raise capital through future offerings of our Class C Common Stock and acquire additional operating properties. We make no assurance that our future offerings of our Class C Common Stock, if any, will be successful in the near term.
Due to the continuing COVID-19 pandemic, including the spread of the Delta and Omicron variants, in the United States and globally, our tenants and operating partners continue to be impacted, although the pandemic's impact on the economy appears to have diminished and the general commercial real estate market appears to be recovering. The continued impact of the COVID-19 pandemic and the Delta, Omicron and other future variants on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information regarding mutations of COVID-19, the success of actions taken to contain or treat COVID-19, the effectiveness of the current vaccines to contain the COVID-19 variants, including the Delta, Omicron and any future variants, and reactions by consumers, companies, governmental entities and capital markets.
We, our tenants and operating partners are also impacted by the increasing inflation rate. According to the U.S. Labor Department, the annual inflation rate for the U.S. was 7% for the year ended December 2021, the highest since June 1982. As a result, the Federal Reserve is planning to use its policy tools to try to rein in inflation by gradually raising borrowing costs, which will negatively impact our future results due to higher borrowing costs. The ongoing Russia-Ukraine conflict may exacerbate the already high inflation, rattle the global economies and markets and worsen the fragile global supply chain. The resulting retaliatory sanctions from the U.S. and its allies to Russia may temper the recovering global economy.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
Rental Income
Rental income, including tenant reimbursements, was $36,222,717 and $38,639,460 for the years ended December 31, 2021 and 2020, respectively. Rental income during 2021 included $2,212,090 of revenue from the early termination of the lease related to an industrial property sold during the third quarter of 2021. Excluding the effect of the revenue from early termination of the lease on the industrial property sold in July 2021, the year-over-year rental income decreased by $4,628,833, or 12%. This decrease primarily reflects the reduction of rental income from the ten properties (eight retail properties and two industrial properties) sold during 2020 and 2021. All five properties sold during 2020 were sold in the second half of 2020, while the properties sold in 2021 included three properties sold in the first quarter, one property sold in the beginning of the third quarter and one property sold at the end of the fourth quarter of 2021. The decreases in rental income due to these asset sales were offset in part by the rental income from the two retail properties acquired on July 26, 2021 and December 3, 2021. During 2022, the loss of rental income from the sold properties will be offset by rental income from the properties acquired in January 2022. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The ABR income of the operating properties owned as of December 31, 2021, excluding the four properties held for sale, was $25,905,895 and the pro forma ABR as of December 31, 2021 after taking into account the two properties acquired in January 2022 and four properties sold in February 2022 is $30,406,425 (unaudited).
General and Administrative
General and administrative expenses were $12,649,042 and $10,399,194 for the years ended December 31, 2021 and 2020, respectively. The increase of $2,249,848, or 22%, year-over-year primarily reflects increases of $2,032,247 in stock compensation expense related to the Class R OP Units granted in January 2021 (discussed in detail in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K), and legal expenses in the current year compared to the prior year. We expect general and administrative expenses will decrease by approximately $2,200,000 in 2022 as a result of the termination of our crowdfunding business and other cost savings initiatives.

Merger Costs
Merger costs or self-management transaction expenses of $201,920 for the year ended December 31, 2020 primarily reflect a final allocation of fees of the financial advisor to the special committee of our board of directors, along with legal fees for the special committee's legal counsel.
Depreciation and Amortization
Depreciation and amortization expenses for the years ended December 31, 2021 and 2020 were $15,266,936 and $17,592,253, respectively. The purchase price of the acquired properties was allocated to tangible assets, identifiable intangibles and assumed liabilities and depreciated or amortized over their estimated useful lives. The decrease of $2,325,317, or 13%, year-over-year primarily reflects the reduction of depreciation and amortization expenses related to the ten properties (eight retail properties and two industrial properties) sold. The properties sold include four retail properties and one industrial property sold in the second half of 2020, three retail properties, one industrial property and one retail property sold in the first, third and fourth quarters of 2021, respectively, offset in part by the depreciation and amortization expenses of two retail properties acquired on July 26, 2021 and December 3, 2021.
Interest Expense
Interest expense was $7,586,197 and $11,460,747 for the years ended December 31, 2021 and 2020, respectively (see Note 7 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for the detail of the components of interest expense). The decrease of $3,874,550, or 34%, year-over-year was primarily due to our current year gain on interest rate swaps of $847,730 compared to prior year loss on interest rate swaps of $1,172,781. In addition, the decrease was due to reduced outstanding borrowings from both our mortgage notes payable and our credit facilities and reduced amortization of loan fees. There was also a decrease in the average principal balance of our mortgage notes payable, including mortgage notes payable related to real estate investments held for sale, from approximately $201,863,000 in 2020 compared to approximately $183,656,000 in 2021 and our average credit facility borrowings were approximately $8,748,000 in 2020 compared to $4,000,000 in 2021.
Property Expenses
Property expenses were $6,691,899 and $6,999,178 for the years ended December 31, 2021 and 2020, respectively. These expenses primarily relate to property taxes as well as insurance, utilities, and repairs and maintenance expenses. The decrease of $307,279, or 4%, year-over-year primarily reflects the reduction in expenses related to the ten properties (eight retail properties and two industrial properties) sold. The properties sold include four retail properties and one industrial property sold in the second half of 2020, three retail properties, one industrial property and one retail property sold in the first, third and fourth quarters of 2021, respectively, offset in part by the rental income from the two retail properties acquired on July 26, 2021 and December 3, 2021.
Impairment of Real Estate Investment Properties
Impairment of real estate investment properties was a credit of $400,999 for the year ended December 31, 2021 and a charge of $10,267,625 for the year ended December 31, 2020. The current year credit resulted from an adjustment to revalue impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for use in June 2021. The prior year impairment charges were related to the impairments of six properties which consisted of impairments on the sale of three properties located in Lake Elsinore, California, Morgan Hill, California and Las Vegas Nevada, one vacant property located in Cedar Park, Texas and one held for sale property located in San Jose, California. These impairment charges were primarily due to the negative impacts of the COVID-19 pandemic as discussed further in Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Impairment of Goodwill and Intangible Assets
Impairment charges for non-property intangible assets were $3,767,190 and $34,572,403 during the years ended December 31, 2021 and 2020, respectively. The impairment charge of $3,767,190 during the current year relates to the abandoned unamortized balance of intangible assets used as the primary mechanism through which we sold our shares of Class C Common Stock to the market and raised equity capital through our crowdfunding activities when we planned our Listed Offering in the fourth quarter of 2021. Our Listed Offering became effective on February 10, 2022. The impairment charge of $34,572,403 in the prior year relates to goodwill impairment of $33,267,143 and intangible assets impairment of $1,305,260 related to our investor list, a portion of which we determined would no longer be viable. These impairments reflected the negative impacts of the COVID-19 pandemic on the carrying values of goodwill and intangible assets (see Note 5 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details).
Gain on Sale of Real Estate Investments, net
The gain on sale of real estate investments, net was $7,803,702 and $4,139,749 for the years ended December 31, 2021 and 2020, respectively, and related primarily to the sale of five properties (four retail and one industrial) in each of the current year and prior year (see Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more gain on sale details). Our 2021 sales of real estate investments were primarily due to our strategic plan to reduce our exposure to office properties and increase our WALT and to a certain extent the continued effect of the COVID-19 pandemic. In 2020, we sold certain of our real estate investments primarily due to the COVID-19 pandemic to support the significant increase in share repurchase payments to our stockholders and to provide additional liquidity as a result of the significant decrease in proceeds from issuance of common stock.
Other (Expense) Income, Net
The lease termination expense of $1,039,648 for the year ended December 31, 2020 reflects the fee for early termination of our Costa Mesa, California office lease following the surrender of the leased premises to the lessor during the second quarter of 2020.
Interest income was $21,328 and $4,923 for the years ended December 31, 2021 and 2020, respectively.
Income from unconsolidated investment in a real estate property was $276,042 and $296,780 for the years ended December 31, 2021 and 2020, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara, California property's results of operations for the years ended December 31, 2021 and 2020, respectively.
Gain on forgiveness of economic relief note payable for the year ended December 31, 2021 reflects the SBA’s forgiveness in February 2021 of our economic relief note payable of $517,000 obtained in April 2020 under the terms of the PPP.
Other income of $283,971 and $310,146 for the years ended December 31, 2021 and 2020, respectively, primarily reflects our monthly management fee from the entities that own the TIC Interest property which is equal to 0.1% of the total investment value of the property. The total management fee was $263,971 for each of the years ended December 31, 2021 and 2020, of which our portion of expense relating to the TIC Interest was $191,933 for each year and is reflected as a component of income from unconsolidated investment in a real estate property in the statement of operations included in this Annual Report on Form 10-K.

Quarterly Data
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Part I, Item 1A. Risk Factors herein. The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended December 31, 2021. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

			Net (Loss) Income Per Share Attributable to Common Stockholders				AFFO Per Share
	Revenues	Net (Loss) Income Attributable to Common Stockholders	Basic	Diluted	Gains on Dispositions of Real Estate	AFFO	Basic	Fully Diluted
2021
Quarter Ended: (1)
March 31, 2021	$8,974,870	$(903,648)	$(0.12)	$(0.12)	$289,642	$2,195,958	$0.28	$0.25
June 30, 2021	$9,107,008	$(1,001,843)	$(0.13)	$(0.13)	$—	$3,037,646	$0.40	$0.34
September 30, 2021	$10,241,690	$3,505,052	$0.47	$0.40	$4,242,771	$3,812,865	$0.51	$0.44
December 31, 2021	$7,899,149	$(3,100,344)	$(0.41)	$(0.41)	$3,271,289	$2,379,448	$0.32	$0.27
2020
Quarter Ended: (2)
March 31, 2020	$10,988,416	$(48,823,286)	$(6.14)	$(6.14)	$—	$3,816,571	$0.48	$0.42
June 30, 2020	$9,211,027	$(2,209,910)	$(0.28)	$(0.28)	$—	$2,591,224	$0.34	$0.29
September 30, 2020	$9,491,198	$(1,064,104)	$(0.13)	$(0.13)	$1,693,642	$1,346,457	$0.18	$0.15
December 31, 2020	$8,948,819	$2,955,390	$0.37	$0.32	$2,446,107	$1,733,602	$0.22	$0.19
(1)    The first quarter of 2021 includes the impact of a gain of $517,000 on forgiveness of economic relief note payable loan and an impairment credit of $400,999 on the reclassification of a real estate investment to held for investment from held for sale in the third quarter of 2021. The fourth quarter includes the impact of intangible assets impairment charge of $3,767,190.
(2)    The first, second and fourth quarters of 2020 include the impacts of real estate investments impairment charges of $9,157,068, $349,457 and $761,100, respectively. The first quarter includes the impact of a goodwill impairment charge of $33,267,143 and intangible assets impairment charge of $1,305,260 and costs related to the Merger of $201,920.
Organizational and Offering Costs
Organizational and offering costs include all expenses incurred in connection with the Pre-Listing Offerings, including investor relations' payroll expenses and other expenses incurred in connection with our Offerings, including, but not limited to legal fees, federal and state filing fees, and other costs. Through November 24, 2021, the termination date of the Reg A Offering, and for the year ended December 31, 2020, we incurred organizational and offering costs aggregating $1,154,336 and $1,205,317, respectively, which are recorded in our financial statements as an offset to equity. Through November 24, 2021, we had recorded cumulative organizational and offering costs of $8,298,499, including $5,429,105 paid to our former sponsor or affiliates. In connection with our Listed Offering of Class C Common Stock, we also incurred additional organizational and offering costs of $263,998 as of December 31, 2021.

Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of December 31, 2021 and 2020, including four assets held for sale as of each of the years ended December 31, 2021 and 2020, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	December 31,
	2021	2020
Number of properties:	(1)	(2)
Industrial	12	12
Retail	12	15
Office	14	14
Total operating properties	38	41
Parcel of land	1	1
Total properties	39	42

Leasable square feet:
Industrial	1,514,876	1,145,519
Retail	161,406	334,409
Office	800,036	853,963
Total leasable square feet	2,476,318	2,333,891
(1)    Includes four healthcare related properties held for sale as of December 31, 2021, which consisted of three office properties and one industrial property.
(2)    Includes four retail properties held for sale as of December 31, 2020, three of which were sold during the first quarter of 2021 and the fourth property was reclassified as real estate investment held for investment and use during the second quarter of 2021 since we decided to discontinue marketing the property for sale. This property was sold on December 21, 2021.
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
Acquisitions of Real Estate Investments
On July 26, 2021, we completed the acquisition of a 3,853 square-foot restaurant property leased to Raising Cane’s located in San Antonio, Texas. The restaurant property, which also features a drive-thru, is subject to a triple-net lease whereby the tenant is responsible for all property expenses including taxes, insurance and maintenance. The lease expires on February 28, 2028, with five, 5-year lease renewal options which allows Raising Cane’s to extend the term of its lease for up to 25 additional years. The contract purchase price for the property was $3,607,424 which was funded with our available cash on hand. The purchase price represents a 6.25% cap rate and the lease includes rent escalations of 10% every five years.
On December 3, 2021, we completed the acquisition of a 206,155 square-foot industrial property leased to Arrow Tru-Line located in Archbold, Ohio through a sale leaseback transaction. The industrial property, which is used in the manufacture of garage door parts, is subject to a triple-net lease whereby the tenant is responsible for all property expenses including taxes, insurance and maintenance. The lease expires on December 31, 2041, with two, 10-year lease renewal options which allows Arrow Tru-Line to extend the term of its lease for up to 20 additional years. The contract purchase price for the property was $11,460,000 which was funded with a drawdown under our Prior Credit Facility and with a portion of the proceeds from our Preferred Offering. The purchase price represents a 6.65% cap rate and the lease includes annual rent escalations of 2%.

On January 18, 2022, we completed the acquisition of one of the three largest KIA auto dealership properties in the U.S., located on Interstate 405 in Carson, California, for $69,275,000 in an ‘‘UPREIT’’ transaction wherein the seller received 1,312,382 Class C OP Units for approximately 47% of the property value and we repaid a $36,465,449 existing mortgage, including accrued interest, on the property with a draw on the Facility. The purchase price represents a 5.70% cap rate and the property has a 25-year lease with annual rent escalations of 2%.
On January 31, 2022, we acquired an industrial property and related equipment in Saint Paul, Minnesota that is used in indoor vertical farming for $8,079,000. The purchase price represents a 7.00% initial cap rate for the 20-year lease with annual rent escalations of 2.5%. We funded this acquisition with a portion of the proceeds from our Preferred Offering.
On March 4, 2022, we entered into a purchase and sale agreement to acquire eight industrial properties leased to Lindsay Precast, LLC (“Lindsay”) in a sale and leaseback transaction, which is expected to have a 25-year lease term with 2% annual rent increases. Lindsay is an industry-leading precast concrete manufacturer and steel fabricator with a 60-year operating history. These properties are used in outdoor storage and manufacturing, and are located in Ohio, Colorado, North Carolina, South Carolina and Florida. The purchase price is $53,350,000, which reflects a cap rate of 6.65%, and we expect to complete this purchase in April 2022, subject to completion of due diligence and customary closing conditions. We plan to fund the purchase with a draw on our Facility and available cash on hand. There can be no assurances that we will be able close this transaction.
Sales of Real Estate Investments
We completed the sale of five properties during each of the years ended December 31, 2021 and 2020, as follows:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sales Price	Net Proceeds (1)
2021
Chevron	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$3,914,909
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	2,684,225
Chevron	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	4,054,327
Dana	Cedar Park, TX	7/7/2021	Industrial	45,465	10,000,000	4,975,334
Harley Davidson	Bedford, TX	12/21/2021	Retail	70,960	15,270,000	8,344,708
				159,321	$38,984,188	$23,973,503
2020
Rite Aid	Lake Elsinore, CA	8/3/2020	Retail	17,272	$7,250,000	$3,299,016
Walgreens	Stockbridge, GA	8/27/2020	Retail	15,120	5,538,462	5,296,356
Island Pacific	Elk Grove, CA	9/16/2020	Retail	13,963	3,155,000	1,124,016
Dinan Cars	Morgan Hill, CA	10/28/2020	Industrial	27,296	6,100,000	3,811,580
24 Hour Fitness	Las Vegas, NV	12/16/2020	Retail	45,000	9,052,941	1,324,383
				118,651	$31,096,403	$14,855,351
(1)    Net of commissions, closing costs paid and repayment of any outstanding mortgages.
During February 2022, we completed the sale of all four real estate investments classified as held for sale as of December 31, 2021, which generated aggregate net proceeds of $16,884,580 after payment of commissions, closing costs and existing mortgages as further described below.
On February 11, 2022, we completed the sale of two medical office properties in Dallas, Texas and Richmond, Virginia leased to Texas Health and Bon Secours and one medical industrial property in Richmond, Virginia leased to Omnicare for aggregate sales proceeds of $26,000,000, which generated net proceeds of $11,883,639 after payment of commissions, closing costs and existing mortgages.
On February 24, 2022, we also completed the sale of a medical office property in Orlando, Florida leased to Accredo for sales proceeds of $14,000,000, which generated net proceeds of $5,000,941 after payment of commission, closing costs and repayment of the existing mortgage.

Extension of Leases
During the year ended December 31, 2021, we completed lease extensions for six properties, including the properties leased to two Dollar Generals in Castalia, Ohio and Lakeside, Ohio, Northrop Grumman in Melbourne, Florida, PreK Education in San Antonio, Texas, L3Harris in Carlsbad, California, and 3M Company in DeKalb, Illinois. These six lease extensions resulted in an average increase in lease term of 10 years and an average increase in rents of 6%.
Effective January 12, 2022, we extended the lease terms of our Cummins property located in Nashville, Tennessee from March 1, 2023 to February 28, 2024 with a 2% increase in annual rent commencing March 1, 2023. Cummins accepted the extension of the lease terms and possession of the property on an "AS-IS" basis. We also granted to Cummins an option to extend the lease term for an additional five years commencing March 1, 2024 and paid a leasing commission of $30,000 in connection with this extension.
Effective January 26, 2022, we extended the lease term of our ITW Rippey property located in El Dorado Hills, California from August 1, 2022 to July 31, 2029 with a 6% increase in annual rent commencing August 1, 2022 and 3% annual escalations thereafter. We also agreed to provide a tenant improvements allowance of $481,250 in connection with this extension and granted ITW Rippey an option to extend the lease term for an additional five years commencing August 1, 2029.
Effective March 4, 2022, we extended the lease term of our Williams Sonoma property located in Summerlin, Nevada from October 31, 2022 to October 31, 2025 with a 4% increase in annual rent commencing November 1, 2022 and 2.7% annual escalations thereafter. We also agreed to provide the tenant with one month of free rent, an inducement payment of $100,000 and tenant improvements allowance of $166,450 and will pay a leasing commission of $90,383 in connection with this extension.
We are continuing to explore potential lease extensions for certain of our other properties.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of December 31, 2021 and December 31, 2020, we had obligations to pay $189,136 and $60,598, respectively, for on-site and tenant improvements to be incurred by tenants. We expect that the related improvements will be completed during the 2022 calendar year and will be funded from cash on hand, operating cash flow or offering proceeds. Subsequent to December 31, 2021, we also agreed to additional on-site and tenant improvement obligations of $647,700 in connection with the lease extensions for our ITW Rippey and Williams Sonoma properties, as discussed above.
As of December 31, 2021, our restricted cash deposits held to fund other improvements and leasing commissions totaled $2,271,462, and these deposits were released pursuant to our refinancing transaction on January 18, 2022.
In addition, we have identified approximately $2,157,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2022, including approximately $703,000 for tenant improvements for the Northrop Grumman property. Approximately $1,037,000 of these improvements are expected to be recoverable from tenants through their operating expense reimbursements. In addition, following the release of the deposits discussed above, there are no restricted cash deposits that were reserved to pay for these improvements. We will initially pay for the improvements and the recoveries will be billed over an extended period of time according to the terms of the lease. The remaining costs of approximately $1,120,000 are not recoverable from tenants. These improvements will be funded from cash on hand, operating cash flows, debt financings or proceeds from the sale of shares of our common stock.
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
Noncontrolling Interest in Consolidated Entities
We account for the noncontrolling interests in our Operating Partnership in accordance with the related accounting guidance. Due to our control of the Operating Partnership through our general partnership interest therein and the limited rights of the limited partners, the Operating Partnership and its wholly-owned subsidiaries are consolidated with us, and the limited partner interests not held by us are reflected as noncontrolling interests in the accompanying consolidated balance sheets and statements of equity. The noncontrolling interests were issued on December 31, 2019 and represent non-voting, non-dividend accruing interests with no allocation of profits or losses.
Revenue Recognition
We account for revenue in accordance with FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. Such revenues are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842, as discussed below, in the period the recoverable costs are incurred. Tenant reimbursements, for which we pay the associated costs directly to third-party vendors and is reimbursed by the tenants, are recognized and recorded on a gross basis.
We account for leases accordance with FASB ASU No. 2016-02, Leases (Topic 842) and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02 (collectively “Topic 842”). Topic 842 established a single comprehensive model for entities to use in accounting for leases. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements are made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 primarily impacts our accounting for leases primarily as a lessor. Topic 842 also impacts our accounting as a lessee; however, such impact is not considered material.
As a lessor, our leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in our consolidated statements of operations.
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
With respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt allowance for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until either cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Gain or Loss on Sale of Real Estate Investments
We recognize gain or loss on sale of real estate property when we have executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that we will collect substantially all of the consideration for the property. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in our accompanying consolidated statements of operations included in this Annual Report on Form 10-K.

Income Taxes
We have elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code. We expect to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet certain organizational and operational requirements, including meeting various tests regarding the nature of our assets and our income, the ownership of our outstanding stock and distribution of at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.
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
Cash and cash equivalents; restricted cash; receivable from sale of real estate property; tenant receivables; prepaid expenses and other assets; accounts payable, accrued and other liabilities: These balances approximate their fair values due to the short maturities of these items.
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
Goodwill and intangible assets: The fair value measurements of goodwill and intangible assets are considered Level 3 nonrecurring fair value measurements. For goodwill, fair value measurement involves the determination of fair value of a reporting unit. We have used a Monte Carlo simulation model to estimate future performance, generating the fair value of the reporting unit's business. For intangible assets, fair value measurements include assumptions with inherent uncertainty, including projected securities offering volumes and related projected revenues and long-term growth rates, among others. The carrying value of our intangible assets is at risk of impairment if we experience an adverse change in our business climate or have a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Credit facility and economic relief note payable: The fair value of our credit facility and economic relief note payable approximates the carrying value of the credit facility and economic relief note payable as their interest rates and other terms are comparable to those available in the market place for a similar credit facility and short-term note, respectively.
Mortgage notes payable: The fair value of our mortgage notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. We classify these inputs as Level 3 inputs.
Related party transactions: We have concluded that it is not practical to determine the estimated fair value of related party transactions. Disclosure rules for fair value measurements require that for financial instruments for which it is not practicable to estimate fair value, information pertinent to those instruments be disclosed. Further information as to these financial instruments with related parties is included in Note 10 to our consolidated financial statements in this Annual Report on Form 10-K.
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
Leasing Costs
We account for leasing costs under Topic 842. Initial direct costs would include only those costs that are incremental to the lease arrangement and would not have been incurred if the lease had not been obtained. We charge to expense internal leasing costs and third-party legal leasing costs as incurred. These expenses are included in general and administrative expense and property expenses, respectively, in our consolidated statements of operations.
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
Unconsolidated Investment
We account for investments in an entity over which we have the ability to exercise significant influence under the equity method of accounting. Under the equity method of accounting, an investment is initially recognized at cost and is subsequently adjusted to reflect our share of earnings or losses of the investee. The investment is also increased for additional amounts invested and decreased for any distributions received from the investee. Equity method investment is reviewed for impairment whenever events or circumstances indicate that the carrying amount of the investment might not be recoverable. If an equity method investment is determined to be other-than-temporarily impaired, the investment is reduced to fair value and an impairment charge is recorded as a reduction to earnings.

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
Restricted Stock Units and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by us were based on the estimated NAV per share of our common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction are recorded in equity under noncontrolling interest in the Operating Partnership in our consolidated balance sheets and statements of equity. For units granted to our employees that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period. We have elected to record forfeitures as they occur.
On February 15, 2022, we completed our Listed Offering of our Class C Common Stock. The fair values of future grants of the Operating Partnership's units or restricted stock unit awards will be determined based on the NYSE's market closing price of our Class C Common Stock on the date of grant.
We determine the accounting classification of equity instruments (e.g., restricted stock units) that are issued as purchase consideration or part of the purchase consideration in a business combination, as either liability or equity, by first assessing whether the equity instruments meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”), and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, equity instruments are classified as liabilities if the equity instruments are mandatorily redeemable, obligate the issuer to settle the equity instruments or the underlying shares by paying cash or other assets, or must or may require an unconditional obligation that must be settled by issuing a variable number of shares.

If equity instruments do not meet liability classification under ASC 480-10, we assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the equity instruments do not require liability classification under ASC 815-40, in order to conclude equity classification, we assess whether the equity instruments are indexed to our common stock and whether the equity instruments are classified as equity under ASC 815-40 or other applicable GAAP guidance. After all relevant assessments are made, we conclude whether the equity instruments are classified as liability or equity. Liability classified equity instruments are accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified equity instruments are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2021, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Recent Market Conditions
The recent developments in the Russian war against Ukraine and sanctions which have been announced by the United States and other countries against Russia have caused significant uncertainty in the market, adding to continuing concerns about supply chain disruptions and inflation.
In addition, we continue to face significant uncertainties due to the COVID-19 pandemic, including any future variants thereof, although the impacts of the COVID-19 pandemic on the economy appear to have diminished and the general commercial real estate market appears to be recovering from such impacts. Both the investing and leasing environments are currently highly competitive. The COVID-19 pandemic has resulted in significant disruptions in utilization of office and retail properties and uncertainty over how tenants will respond when their leases are scheduled to expire.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Furthermore, rent abatements for tenants severely impacted by the COVID-19 pandemic, inflation or international business interests, particularly if affected by the Russian war against Ukraine, may also result in decreases in cash flows from investment properties. We have no leases scheduled to expire in 2022 and three leases (two office and one industrial) scheduled to expire in 2023, which comprise an aggregate of 142,146 leasable square feet and represent approximately 4.8% of projected 2022 ABR from properties after taking into account the impact of recent acquisitions and dispositions. The tenants of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. However, we have successfully negotiated lease extensions for six properties in 2021 (two Dollar General stores in Castalia, Ohio and Lakeside, Ohio, Northrop Grumman in Melbourne, Florida, PreK in San Antonio, Texas, L3Harris in Carlsbad, California and 3M Company in DeKalb, Illinois), and an additional three properties in the first quarter of 2022 (Cummins in Nashville, Tennessee, ITW Rippey in El Dorado Hills, California and Williams Sonoma in Summerlin, Nevada). We are in the process of negotiating potential lease extensions with several other tenants.

The debt market remains sensitive to the macro environment, such as inflation, impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. In January 2022, we refinanced all but four of our properties (including the TIC Interest) in the $250,000,000 Facility. The mortgage on our Sutter Health property does not mature until March 9, 2024 and the other three mortgages do not mature until after September 2027. Our Revolver does not mature until January 18, 2026 and can be extended for an additional 12 months thereafter, while our Term Loan does not mature until January 18, 2027. Any future uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. If we are not able to refinance our indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. We continuously review our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. We expect to manage the current lending environment by considering interest rate swaps to hedge against future rate increases.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable as the Company is a smaller reporting company.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2021 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective at the reasonable assurance level.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
As previously disclosed, on January 13, 2022, Modiv, through the Operating Partnership, entered into a contribution agreement (the “KIA Contribution Agreement”) with Trophy of Carson Real Estate LLC (“Contributor”), whereby the Operating Partnership acquired all of the right, title and interest in a property located at 22020 Recreation Rd., Carson, California, for a total purchase price of $69,275,000, which included the issuance of 1,312,382 Class C OP Units to Contributor. Pursuant to the KIA Contribution Agreement, Contributor agreed that it would not have the right to require the Operating Partnership to redeem any Class C OP Units held by the Contributor under the Amended OP Agreement until the earlier of (i) the first anniversary of the date on which our Class C Common Stock was listed on the NYSE or (ii) March 31, 2023 (the “Lockup Period”). On March 22, 2022, the Operating Partnership and Contributor entered into an amendment to the KIA Contribution Agreement (the “First Amendment to the KIA Contribution Agreement”) to provide that the Lockup Period will terminate on August 11, 2022. Although the contractual restrictions set forth in the KIA Contribution Agreement on Contributor’s right to require the Operating Partnership to redeem the Contributor’s Class C OP Units will terminate on August 11, 2022, Contributor’s ability to exercise its right to require the Operating Partnership to redeem its Class C OP Units remains subject to other restrictions on such right set forth in the Amended OP Agreement and the Company’s charter.
The foregoing summary of the material terms of the First Amendment to the KIA Contribution Agreement is qualified in its entirety by reference to the First Amendment to the KIA Contribution Agreement, which is attached hereto as Exhibit 10.18 and incorporated by reference into this Item 9B disclosure.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements:
See Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
(a)(2)    Financial Statement Schedule:
The following financial statement schedule is included herein at pages F-50 through F-52 of this Annual Report on Form 10-K: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.
(a)(3)    Exhibits:
The exhibits listed in this section are included, or incorporated by reference, in this Annual Report on Form 10-K.
(b)    Exhibits:
See (a)(3) above.
(c)    Financial Statements Schedule:
See (a)(2) above.

EXHIBITS LIST

Exhibit	Description
2.1
Agreement and Plan of Merger dated as of September 19, 2019, by and among RW Holdings NNN REIT, Inc., Rich Uncles NNN REIT Operating Partnership, LP, Rich Uncles Real Estate Investment Trust I and Katana Merger Sub (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

2.2
Contribution Agreement dated as of September 19, 2019 by and among Rich Uncles NNN Operating Partnership, LP, RW Holdings NNN REIT, Inc., BrixInvest, LLC and Daisho OP Holdings, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on September 20, 2019)

3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Amended and Restated Bylaws of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1.1
Third Amended and Restated Agreement of Limited Partnership of Modiv Operating Partnership, LP, dated February 1, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

10.1.2
First Amendment to Third Amended and Restated Agreement of Limited Partnership of Modiv Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

10.2
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

10.3
Agreement for Purchase and Sale of 2210-2260 Martin Avenue, Santa Clara, California, dated August 25, 2017, between San Tomas Income Partners LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on October 4, 2017)

10.4
Purchase Agreement, dated December 18, 2017, between Reasons Aviation, LLC and Rich Uncles NNN Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A (File No. 000-55776) filed with the Securities and Exchange Commission on January 8, 2018)

10.5
Business Loan Agreement, dated as of February 1, 2018 and executed on February 28, 2018, by and between RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P., Rich Uncles NNN LP, LLC and Pacific Mercantile Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)

10.6.1
Change in Terms Agreement dated January 15, 2019 to the Business Loan Agreement, dated as of February 1, 2018 (incorporated by reference to Exhibit 10.5.1 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 29, 2019)

10.6.2
Change in Terms Agreement dated March 26, 2019 to the Business Loan Agreement, dated as of February 1, 2018 (incorporated by reference to Exhibit 10.5.2 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 29, 2019)

10.7
Promissory Note, dated February 1, 2018, made by RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P. and Rich Uncles NNN LP, LLC and payable to the order of Pacific Mercantile Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 5, 2018)

10.8
Loan Agreement executed on April 30, 2019 by and between RW Holdings NNN REIT, Inc., Rich Uncles NNN Operating Partnership, L.P., Rich Uncles NNN LP, LLC and Pacific Mercantile Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on May 2, 2019)

10.9
Loan and Security Agreement dated December 19, 2019 between Pacific Mercantile Bank and the RW Holdings NNN REIT, Inc., Rich Uncles NNN LP, LLC, Rich Uncles NNN Operating Partnership, LP, Katana Merger Sub, LP, BrixInvest, LLC and Modiv, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 23, 2019)

10.10
First Amendment to Loan Agreement dated March 13, 2020 between Pacific Mercantile Bank and RW Holdings NNN REIT, Inc., RW Holdings NNN REIT Operating Partnership, LP, Rich Uncles NNN LP, LLC, Katana Merger Sub, LP, and Modiv, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 17, 2020)

10.11
Third Amendment to Loan Agreement dated August 13, 2020 between Pacific Mercantile Bank and RW Holdings NNN REIT, Inc., Rich Uncles NNN LP, LLC, RW Holdings NNN REIT Operating Partnership, LP, BrixInvest, LLC, Katana Merger Sub, LP, and Modiv, LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-55776) filed with the Securities and Exchange Commission on August 14, 2020)

10.12
Loan and Security Agreement dated March 29, 2021 between Banc of California and Modiv Inc., Modiv Operating Partnership, LP and modiv, LLC (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.13+
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and Aaron S. Halfacre (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.14+
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and The Raymond J. Pacini Trust u/a/d 5/3/01, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.15+
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and Aaron S. Halfacre (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.16+
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and the Raymond J. Pacini Trust u/a/d May 3, 2001, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.17
Contribution Agreement between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated January 13, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.18*	First Amendment to Contribution Agreement Between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated March 22, 2022
10.19
Kia – Carson, CA Lease Agreement as of January 18, 2022, by and between MDV Trophy Carson CA LLC and Trophy of Carson LLC for the property located at 22020 Recreation Rd., Carson, California (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.20
Credit Agreement dated as of January 18, 2022 by and among Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, BMO Capital Markets, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets, Truist Securities, Inc. and The Huntington Bank, as joint-lead arrangers (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.21
Unconditional Guaranty of Payment and Performance of Modiv Operating Partnership, LP under the Credit Agreement dated January 18, 2022 with KeyBank and other lenders by Modiv Inc. and certain subsidiary guarantors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-261529) filed with the Securities and Exchange Commission on February 10, 2022)

10.22
Dealer Manager Agreement, effective January 31, 2021, by and between Modiv Inc. and North Capital Private Securities Corporation (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on February 1, 2021)

10.23
Underwriting Agreement, dated September 14, 2021, by and among Modiv Inc., Modiv Operating Partnership, LP and B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

10.24
Underwriting Agreement, dated February 10, 2022, by and among Modiv Inc., Modiv Operating Partnership, LP and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

16.1
Letter from Squar Milner LLP dated November 2, 2020 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on November 2, 2020)

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
+    Indicates management or compensatory plan.
ITEM 16.    FORM 10-K SUMMARY
None.

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Modiv Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Modiv Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15 (a), Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of impairment of real estate investments
The Company’s real estate investments totaled $337,074,025 as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses whether it will recover the carrying value of its real estate and related intangible assets by estimating undiscounted future cash flows and eventual proceeds from disposition of the property and comparing the sum of those amounts to the carrying value of the real estate and related intangible assets. If the carrying value of the real estate and related intangible assets is determined to be not recoverable, the Company records an impairment charge to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets.

We identified the evaluation of real estate investments for impairment as a critical audit matter. Auditing whether indicators of impairment were present and projected future cash flows for certain properties involved a high degree of judgment and subjectivity. In particular, the undiscounted cash flows, proceeds from disposition and fair value estimates were sensitive to significant assumptions including market rental rates and related leasing assumptions, anticipated asset holding periods, capitalization rates and discount rates, which are affected by expectations of the future market and economic conditions.
The primary procedures we performed to address this critical audit matter included:
•    Obtaining an understanding of the Company’s process of evaluating whether indicators of impairment were present.
•    Evaluating the significant judgments applied by management in determining whether indicators of impairment were present by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments.
•    Evaluating management’s business plans for the assets and other judgments used in determining holding periods and cash flow estimates for the assets by reviewing corroborating information included in materials presented to the Company’s Board of Directors and to prospective investors.
•Evaluating and testing significant assumptions used to estimate undiscounted cash flows and real estate investment terminal values, among other procedures, by comparing significant assumptions and inputs used by management to current industry and economic trends, observable market data, and historical results of the properties. In certain instances, we involved our internal real estate valuation specialists to assist in performing these procedures.
•Comparing the Company’s expected net proceeds from future asset sale against the carrying value of such asset as of year-end for assets held for sale.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2018.

Irvine, California
March 23, 2022

MODIV INC.
Consolidated Balance Sheets

	As of December 31,
	2021	2020
Assets
Real estate investments:
Land	$61,005,402	$65,358,321
Building and improvements	250,723,446	272,397,472
Tenant origination and absorption costs	21,504,210	23,792,057
Total investments in real estate property	333,233,058	361,547,850
Accumulated depreciation and amortization	(37,611,133)	(32,091,211)
Total investments in real estate property, net (Note 3)	295,621,925	329,456,639
Unconsolidated investment in a real estate property (Note 4)	9,941,338	10,002,368
Total real estate investments, net	305,563,263	339,459,007
Real estate investments held for sale, net (Note 3)	31,510,762	24,585,739
Total real estate investments, net	337,074,025	364,044,746
Cash and cash equivalents	55,965,550	8,248,412
Restricted cash	2,441,970	129,118
Receivable from lease termination and sale of real estate property	1,836,767	1,824,383
Tenant receivables	5,996,919	6,665,790
Above-market lease intangibles, net	691,019	820,842
Prepaid expenses and other assets	6,379,099	2,193,441
Assets related to real estate investments held for sale	788,296	1,079,361
Goodwill, net	17,320,857	17,320,857
Intangible assets, net	—	5,127,788
Total assets	$428,494,502	$407,454,738
Liabilities and Equity
Mortgage notes payable, net	$152,223,579	$175,925,918
Mortgage notes payable related to real estate investments held for sale, net	21,699,912	9,088,438
Total mortgage notes payable, net	173,923,491	185,014,356
Credit facility	8,022,000	6,000,000
Economic relief note payable	—	517,000
Accounts payable, accrued and other liabilities	11,844,881	7,579,624
Share repurchases payable	—	2,980,559
Below-market lease intangibles, net	11,102,940	12,565,737
Interest rate swap derivatives	788,016	1,743,889
Liabilities related to real estate investments held for sale	383,282	801,337
Total liabilities	206,064,610	217,202,502

Commitments and contingencies (Note 11)

Redeemable common stock	—	7,365,568

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 and no shares authorized, 2,000,000 and no shares issued and outstanding as of December 31, 2021 and 2020, respectively (Note 9)	2,000	—
Class C common stock $0.001 par value, 300,000,000 shares authorized, 7,426,636 and 7,874,541 shares issued and outstanding as of December 31, 2021 and 2020, respectively	7,427	7,875
Class S common stock $0.001 par value, 100,000,000 shares authorized, 63,768 and 62,860 shares issued and outstanding as of December 31, 2021 and 2020, respectively	64	63
Additional paid-in-capital	273,441,831	224,288,416
Cumulative distributions and net losses	(101,624,430)	(92,012,686)
Total Modiv Inc. equity	171,826,892	132,283,668
Noncontrolling interest in the Operating Partnership	50,603,000	50,603,000
Total equity	222,429,892	182,886,668
Total liabilities and equity	$428,494,502	$407,454,738
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020
Rental income	$36,222,717	$38,639,460

Expenses:
General and administrative	12,649,042	10,399,194
Self-management transaction expense	—	201,920
Depreciation and amortization	15,266,936	17,592,253
Interest expense	7,586,197	11,460,747
Property expenses	6,691,899	6,999,178
(Reversal of)/impairment of real estate investment properties	(400,999)	10,267,625
Impairment of goodwill and intangible assets	3,767,190	34,572,403
Total expenses	45,560,265	91,493,320

Other operating income:
Gain on sale of real estate investments, net	7,803,702	4,139,749
Real estate operating loss	(1,533,846)	(48,714,111)

Other income (expense):
Lease termination expense	—	(1,039,648)
Interest income	21,328	4,923
Income from unconsolidated investment in a real estate property	276,042	296,780
Gain on forgiveness of economic relief note payable	517,000	—
Other, net	283,971	310,146
Other income (expense), net	1,098,341	(427,799)

Net loss	(435,505)	(49,141,910)
Preferred stock dividends	(1,065,278)	—
Net loss attributable to common stockholders	$(1,500,783)	$(49,141,910)

Net loss per share attributable to common stockholders (Note 2)
Basic and diluted	$(0.20)	$(6.14)

Weighted-average number of common shares outstanding
Basic and diluted	7,544,834	8,006,276
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Equity
For the Years Ended December 31, 2021 and 2020

			Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Modiv Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock		Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	—	$—	7,882,489	$7,883	62,202	$62	$220,730,565	$(31,168,948)	$189,569,562	$50,603,000	$240,172,562
Issuance of common stock	—	—	665,285	665	1,509	2	17,866,723	—	17,867,390	—	17,867,390
Stock compensation expense	—	—	16,786	17	—	—	393,316	—	393,333	—	393,333
Class P OP Units compensation expense	—	—	—	—	—	—	355,134	—	355,134	—	355,134
Offering costs	—	—	—	—	—	—	(1,205,317)	—	(1,205,317)	—	(1,205,317)
Reclassification from redeemable common stock	—	—	—	—	—	—	3,723,565	—	3,723,565	—	3,723,565
Repurchases of common stock	—	—	(690,019)	(690)	(851)	(1)	(17,575,570)	—	(17,576,261)	—	(17,576,261)
Distributions declared, common stock	—	—	—	—	—	—	—	(11,701,828)	(11,701,828)	—	(11,701,828)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(49,141,910)	(49,141,910)	—	(49,141,910)
Balance, December 31, 2020	—	—	7,874,541	7,875	62,860	63	224,288,416	(92,012,686)	132,283,668	50,603,000	182,886,668
Issuance of common stock	—	—	369,135	369	908	1	8,936,327	—	8,936,697	—	8,936,697
Issuance of preferred stock, net	2,000,000	2,000	—	—	—	—	47,605,309	—	47,607,309	—	47,607,309
Stock compensation expense	—	—	15,191	15	—	—	378,735	—	378,750	—	378,750
Class P and R OP Units compensation expense	—	—	—	—	—	—	2,387,381	—	2,387,381	—	2,387,381
Offering costs	—	—	—	—	—	—	(1,418,334)	—	(1,418,334)	—	(1,418,334)
Reclassification from redeemable common stock	—	—	—	—	—	—	10,346,127	—	10,346,127	—	10,346,127
Repurchases of common stock	—	—	(832,231)	(832)	—	—	(19,082,130)	—	(19,082,962)	—	(19,082,962)
Dividends, preferred stock	—	—	—	—	—	—	—	(1,065,278)	(1,065,278)	—	(1,065,278)
Distributions declared, common stock	—	—	—	—	—	—	—	(8,110,961)	(8,110,961)	—	(8,110,961)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(435,505)	(435,505)	—	(435,505)
Balance, December 31, 2021	2,000,000	$2,000	7,426,636	$7,427	63,768	$64	$273,441,831	$(101,624,430)	$171,826,892	$50,603,000	$222,429,892
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(435,505)	$(49,141,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,266,936	17,592,253
Stock compensation expense	2,744,883	712,217
Amortization of deferred rents	188,297	(1,591,012)
Amortization of deferred lease incentives	245,438	61,204
Amortization of deferred financing costs and premium/discount	369,286	1,025,093
Amortization of above-market lease intangibles	129,823	169,857
Amortization of below-market lease intangibles	(1,462,797)	(1,541,313)
(Reversal of)/impairment of real estate investment properties	(400,999)	10,267,625
Impairment of goodwill and intangible assets	3,767,190	34,572,403
Gain on sale of real estate investments, net	(7,803,702)	(4,139,749)
Gain on forgiveness of economic relief note payable	(517,000)	—
Unrealized (gain) loss on interest rate swap valuation	(970,039)	770,898
Income from unconsolidated investment in a real estate property	(276,042)	(296,780)
Distributions from unconsolidated investment in a real estate property	337,072	683,000
Changes in operating assets and liabilities:
Decrease in tenant receivables	753,906	122,292
Increase in note receivable	(1,836,767)	—
Increase in prepaid expenses and other assets	(1,348,858)	(357,458)
Increase (decrease) in accounts payable, accrued and other liabilities	977,563	(2,702,556)
Decrease in due to affiliates	—	(628,488)
Net cash provided by operating activities	9,728,685	5,577,576
Cash Flows from Investing Activities:
Acquisitions of real estate investments	(15,162,305)	—
Improvements to existing real estate investments	(1,356,038)	(673,631)
Additions to intangible assets	(195,750)	(566,102)
Collection of receivable from sale of real estate property	1,824,383	—
Net proceeds from sale of real estate investments	37,719,998	27,008,028
Payments of lease incentives	—	(990,000)
Refundable purchase deposit	(1,000,000)	—
Net cash provided by investing activities	21,830,288	24,778,295
Cash Flows from Financing Activities:
Borrowings from credit facility	14,022,000	4,260,000
Repayments of credit facility	(12,000,000)	(6,000,000)
Proceeds from mortgage notes payable	25,436,000	35,705,500
Principal payments on mortgage notes payable	(36,569,537)	(45,299,688)
Proceeds from economic relief note payable	—	517,000
Principal payments on short-term notes payable	—	(4,800,000)
Payments of deferred financing costs	(404,971)	(387,341)
Refundable loan deposit	18,804	(18,804)
Proceeds from issuance of preferred stock, net	47,607,309	—
Proceeds from issuance of common stock	4,336,086	10,908,856

MODIV INC.
Consolidated Statements of Cash Flows - (Continued)

	For the Years Ended December 31,
	2021	2020
Payment of offering costs	$(1,418,334)	$(1,205,317)
Repurchases of common stock	(19,082,962)	(17,576,261)
Distributions paid to common stockholders	(3,473,378)	(5,019,216)
Net cash provided by (used in) financing activities	18,471,017	(28,915,271)

Net increase in cash, cash equivalents and restricted cash	50,029,990	1,440,600

Cash, cash equivalents and restricted cash, beginning of year	8,377,530	6,936,930

Cash, cash equivalents and restricted cash, end of year	$58,407,520	$8,377,530

Supplemental disclosure of cash flow information:
Cash paid for interest for the years ended December 30, 2021 and 2020 (as revised)	$8,053,000	$9,119,728

Supplemental disclosure of noncash flow information:
Reclassifications from redeemable common stock	$10,346,127	$3,723,565
Reinvested distributions from common stockholders	$4,600,611	$6,958,534
Reclassification of tenant improvements from other assets to real estate investments	$73,037	$—
(Decrease) increase in share repurchases payable	$(2,980,559)	$2,980,559
Deferred lease incentives	$(2,128,538)	$—
Increase in accrued distributions	$36,972	$275,922
Supplemental disclosure of real estate investment held for sale, net:
Increase in real estate investments held for sale	$(6,925,023)	$(25,217,972)
(Decrease) increase in assets related to real estate investments held for sale	$291,065	$(1,079,361)
Decrease (increase) in above-market lease intangibles	$50,549	$(50,549)
Increase in mortgage notes payable related to real estate investments held for sale,	$12,611,474	$9,088,438
(Decrease) increase in liabilities related to real estate investments held for sale	$(418,055)	$801,337
(Decrease) increase in below-market lease intangibles	$(325,734)	$325,734
(Decrease) increase in interest swap derivatives	$(14,166)	$14,166
See accompanying notes to consolidated financial statements

MODIV INC.
Notes to Consolidated Financial Statements
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, of which 2,000,000 shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company's five-year emerging growth company registration with the Securities and Exchange Commission (the “SEC”) ended on December 31, 2021 but the Company continues to report with the SEC as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Effective February 1, 2021, with the authorization of the board of directors, the Company filed Articles of Amendment to the Company’s charter in the State of Maryland in order to effect a 1:3 reverse stock split of the Company’s Class C common stock and Class S common stock and, following the implementation of the reverse stock split, to decrease the par value of each post-split share of the Company’s Class C common stock and Class S common stock from $0.003 per share to $0.001 per share. The Company's Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company's Class C common stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. Prior to that date, there was no public trading market for the Company's Class C common stock. In connection with and upon the listing on the NYSE, each share of the Company's Class S common stock converted into Class C common stock (see details of the initial listed offering (the “Listed Offering”) below).
The Company has been internally managed since its December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and the Company’s former sponsor (“BrixInvest”), and the Company’s merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) on December 31, 2019. The merger occurred pursuant to an Agreement and Plan of Merger dated September 19, 2019 whereby REIT I merged with and into Katana Merger Sub, LP (“Merger Sub”), a Delaware limited partnership and wholly-owned subsidiary of the Company, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”). Through the Merger and acquisitions, the Company created one of the largest non-listed real estate investment funds to be raised via crowdfunding technology and the first real estate crowdfunding platform to be completely investor-owned.
The Company holds its investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of and owned an approximately 86% and 87% partnership interest in the Operating Partnership on December 31, 2021 and 2020, respectively. Following the Company’s January 2022 acquisition of the KIA auto dealership property, as described in Note 13, in an “UPREIT” transaction that included the issuance of 1,312,382 Class C limited partnership interests in the Operating Partnership (“Class C OP Units”) to the seller, the Company owns an approximately 73% partnership interest in the Operating Partnership. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12.
As of December 31, 2021, the Company's portfolio of approximately 2.4 million square feet of aggregate leasable space consisted of investments in 38 operating properties, including four properties held for sale, comprised of 12 industrial properties (one held for sale), including an approximate 72.7% tenant-in-common interest in a Santa Clara property (the “TIC Interest”), 12 retail properties and 14 office properties (three held for sale). On a pro forma basis (unaudited), after giving effect to the recently completed acquisitions of two properties in January 2022, and the dispositions of four properties in February 2022, as described in Note 13, the Company now owns 36 operating properties, comprised of 12 industrial properties, including the TIC Interest, which represent approximately 40% of the portfolio, 13 retail properties, which represent approximately 21% of the portfolio and 11 office properties, which represent approximately 39% of the portfolio (expressed as a percentage of annual base rent (“ABR”) as of December 31, 2021).

Offerings
On July 15, 2015, the Company filed a registration statement on Form S-11 (File No. 333-205684) with the SEC to register an initial offering of a maximum of 30,000,000 of its shares of common stock for sale to the public (the “Initial Primary Offering”). The Company also registered a maximum of 3,333,333 of its shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) (the “Initial DRP Offering” and together with the Initial Primary Offering, the “Initial Registered Offering”). During 2016, the SEC declared the Company’s registration statement effective and the Company began offering shares of common stock to the public. Pursuant to the Initial Registered Offering, the Company sold shares of Class C common stock directly to investors, with a minimum investment in shares of $500. Commencing in August 2017, the Company began selling shares of its Class C common stock only to U.S. persons as defined under Rule 903 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and began selling shares of its Class S common stock as a result of the commencement of the Class S Offering (as defined below) to non-U.S. Persons.
In August 2017, the Company began offering up to 33,333,333 shares of Class S common stock exclusively to non-U.S. Persons as defined under Rule 903 promulgated under the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act and in accordance with Regulation S of the Securities Act (the “Class S Offering”). The Class S common stock had similar features and rights as the Class C common stock, including with respect to voting and liquidation, except that the Class S common stock offered in the Class S Offering was sold only to non-U.S. Persons and was sold through brokers or other persons who were paid upfront and deferred selling commissions and fees.
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
On January 22, 2021, with the authorization of the board of directors, the Company amended and restated its DRP with respect to the Company's shares of Class C common stock in order to reflect its corporate name change and to remove the ability of the Company’s stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors who elect to participate in the DRP must reinvest all cash distributions in shares. In addition, the amended and restated DRP provided for determinations of the estimated net asset value (“NAV”) per share by the board of directors more frequently than annually. The amended and restated DRP was effective with respect to distributions that were paid in February 2021.
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
Effective January 27, 2021, the board of directors terminated the Company’s Follow-on Offering. In connection with the termination of the Follow-on Offering, the Company stopped accepting investor subscriptions on January 22, 2021. As of January 27, 2021, the Company had $600,547,672 in share value of unsold shares in the Follow-on Offering, which were deregistered with the SEC. On February 1, 2021, the Company commenced a private offering of Class C common stock under Regulation D promulgated under the Securities Act (the “Private Offering” and, collectively with the Pre-Listing Registered Offerings (as defined below), the “Pre-Listing Offerings”) and accepted investor subscriptions from only accredited investors until the Company terminated the Private Offering on August 12, 2021.
On June 29, 2021, the Company filed with the SEC a Regulation A Offering Statement on Form 1-A (the “Reg A Offering” and, collectively with the Follow-on Offering and the Registered DRP Offering, the “Pre-Listing Registered Offerings”), including its preliminary offering circular, for a $75,000,000 offering of its Class C common stock and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021. The Reg A Offering allowed the Company to once again accept subscriptions from investors who are not accredited.
On November 2, 2021, the Company's board of directors terminated the Company's Reg A Offering effective upon the close of business on November 24, 2021 and directed management to seek the listing of the Company's Class C common stock on a national securities exchange in early 2022. The Company’s board of directors also terminated the Company's Class C and Class S share repurchase programs.

On December 8, 2021, the Company filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, the Company filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the Listed Offering of the Company’s Class C common stock, which became effective on February 10, 2021. In connection with and upon the listing on the NYSE, each share of the Company's Class S common stock converted into Class C common stock. The Listed Offering of our Class C common stock closed on February 15, 2022. In connection with the Listed Offering, the Company sold 40,000 shares of its Class C common stock at $25.00 per share to a related party (see Note 13 for more details).
Preferred Stock
On September 14, 2021, the Company and the Operating Partnership entered into an underwriting agreement (the “Preferred Stock Underwriting Agreement”) with B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell 1,800,000 shares of the Company’s 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”) in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00. In addition, the Company granted the Underwriters a 30-day option to purchase up to an additional 200,000 shares of the Series A Preferred Stock, which the Underwriters exercised in full on September 16, 2021. The issuance and sale of the shares of Series A Preferred Stock, including the Underwriters’ full exercise of their option to purchase additional shares, closed on September 17, 2021 and the shares of Series A Preferred Stock trade on the NYSE under the symbol “MDV-PA” (see Note 9 for additional information).
Estimated NAV Per Share (Unaudited)
The Company’s board of directors approved and established an estimated NAV per share of the Company’s Class C common stock and Class S common stock based on the estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities provided by the Company’s independent valuation firm, including quarterly estimates beginning March 31, 2021, as follows:

Valuation Date	Effective Date	NAV Per Share (unaudited)
December 31, 2019	January 31, 2020	$30.81
March 31, 2020	May 20, 2020	$21.01
December 31, 2020	January 27, 2021	$23.03

March 31, 2021	May 5, 2021	$24.61
June 30, 2021	August 4, 2021	$26.05
September 30, 2021	November 5, 2021 (1)	$27.29
(1)     On November 2, 2021, the Company's board of directors terminated the Company's Reg A Offering effective upon the close of business on November 24, 2021 and the Class C and Class S share repurchase programs.
In connection with the Listed Offering, the Company engaged the same independent valuation firm to provide a report estimating the Company’s pro forma NAV per share (unaudited) as of January 31, 2022 that reflects (i) changes in the estimated asset values for the 32 properties that were in our portfolio on both September 30, 2021 and January 31, 2022, (ii) two acquisitions completed in January 2022, (iii) four dispositions that were pending as of January 31, 2022 and completed in February 2022, (iv) the Facility (defined below) provided by KeyBank (defined below) in January 2022, (v) other balance sheet changes between September 30, 2021 and January 31, 2022, and (vi) the changes in the estimated fair value of debt on the three consolidated mortgages remaining after the closing of the Facility provided by KeyBank. On February 4, 2022, the Company received such a report from the independent valuation firm, which indicated a pro forma estimated NAV per share of $28.74 (unaudited) as of January 31, 2022. The pro forma NAV per share (unaudited) as of January 31, 2022 was reviewed by management and was used for informational purposes only. The Company did not adopt the estimated pro forma NAV per share (unaudited) as the Company’s estimated NAV per share since its shares were not purchased or sold prior to the Listed Offering and it will not be used for trading the Company’s shares. Additional information on the determination of the Company's estimated pro forma NAV per share can be found in the Company's prospectus dated February 10, 2022 which was filed with the SEC on February 11, 2022.

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
The accompanying consolidated financial statements and related notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in such consolidated financial statements and related notes thereto. Actual results could differ materially from those estimates.
Reverse Stock Split
On February 1, 2021, the Company effected a 1:3 reverse stock split of its Class C common stock and Class S common stock and, following the implementation of the reverse stock split, decreased the par value of each share of the Company’s Class C common stock and Class S common stock to $0.001 per share from $0.003 per share. The Company has reflected the effect of the reverse stock split discussed above in the accompanying consolidated financial statements and related notes, as if it had occurred at the beginning of the earliest period presented.
Noncontrolling Interest in Consolidated Entities
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership and its wholly-owned subsidiaries are consolidated with the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying consolidated balance sheets and statements of equity. The noncontrolling interests were issued on December 31, 2019 and represent non-voting, non-dividend accruing interests with no allocation of profits or losses.
Business Combinations
The Company accounts for business combinations in accordance with FASB ASC 805, Business Combinations (“ASC 805”) and applicable Accounting Standards Updates (each, an “ASU”), whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to any non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.
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
The Company accounts for leases in accordance with FASB ASU No. 2016-02 “Leases (Topic 842)” and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02 (collectively “Topic 842”). Topic 842 established a single comprehensive model for entities to use in accounting for leases. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements are made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts the Company's accounting for leases primarily as a lessor. Topic 842 also impacts the Company's accounting as a lessee; however, such impact is not considered material.
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's consolidated statements of operations. For the years ended December 31, 2021 and 2020, tenant reimbursements included in rental income amounted to $6,198,045 and $6,764,838, respectively.
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
With respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt allowance for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until either cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions for the years ended December 31, 2021 and 2020 met these criteria at closing. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying consolidated statements of operations.
Advertising Costs
The Company incurred advertising costs charged to general and administrative expenses for the years ended December 31, 2021 and 2020 aggregating $592,351 and $607,787, respectively.
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company expects to operate in a manner that will allow it to continue to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including meeting various tests regarding the nature of the Company's assets and income, the ownership of the Company's outstanding stock and distribution of at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Neither the Company nor its subsidiaries has been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2021 and 2020. As of December 31, 2021, the returns for calendar years 2018, 2019 and 2020 remain subject to examination by the IRS and some additional years may be subject to examination wherein tax loss carryforwards are utilized and in certain state tax jurisdictions.
Other Comprehensive Loss
For the years ended December 31, 2021 and 2020, other comprehensive loss is the same as net loss.

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
Diluted EPS is the same as Basic EPS for the years ended December 31, 2021 and 2020 as the Company had a net loss for both years. The following units of limited partnership interest in the Operating Partnership were disregarded in the computation of the Company's Diluted EPS as their effect is anti-dilutive. As of both December 31, 2021 and 2020, there were 657,949.5 units of Class M limited partnership interest in the Operating Partnership (the “Class M OP Units”) and 56,029 units of Class P limited partnership interest in the Operating Partnership (the “Class P OP Units”), respectively, that were convertible to Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit or Class P OP Unit, as applicable, after a specified period of time (see Note 12). The holders of Class C OP Units may exchange such Class C OP Units for shares of the Company's Class C common stock on a 1-for-1 basis or cash, at the Company’s sole and absolute discretion. The Class M OP Units and Class P OP Units, and the shares of Class C common stock into which they may ultimately be converted, were excluded from the computation of Diluted EPS because their effect would not be dilutive. As of December 31, 2021, there were 333,343 units of Class R limited partnership interest in the Operating Partnership (the “Class R OP Units”) that were convertible to Class C OP Units at a conversion ratio of one Class C OP Unit for each one Class R OP Unit. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the years then ended.
The Company has presented the basic and diluted net loss per share amounts on the accompanying consolidated statements of operations for Class C and Class S share classes as a combined common share class. Application of the two-class method for allocating net loss in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in a net loss of $0.20 and $0.88 per share for Class C shares for the years ended December 31, 2021 and 2020, respectively, and a net loss of $0.20 and $0.82 per share for Class S shares for the years ended December 31, 2021 and 2020, respectively. The differences in loss per share if allocated under this method primarily reflect the lower effective dividends per share for Class S stockholders as a result of the payment of the deferred commission to the Class S distributor of these shares, and also reflect the impact of the timing of the declaration of the dividends relative to the time the shares were outstanding.
Distributions declared per share of Class C common stock were $1.08 and $1.46 for the years ended December 31, 2021 and 2020, respectively. Distributions declared per share of Class S common stock were $1.08 and $1.46 for the years ended December 31, 2021 and 2020. The distribution paid per share of Class S common stock is net of the deferred selling commission.
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

Cash and cash equivalents; restricted cash; receivable from sale of real estate property; tenant receivables; prepaid expenses and other assets and accounts payable, accrued and other liabilities. These balances approximate their fair values due to the short maturities of these items.
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
Credit facilities and economic relief note payable: The fair value of the Company’s credit facilities and economic relief note payable approximate the carrying values of the credit facility and economic relief note payable as their interest rates and other terms are comparable to those available in the market place for a similar credit facility and short-term note, respectively.
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
Related party transactions: We have concluded that it is not practical to determine the estimated fair value of related party transactions. Disclosure rules for fair value measurements require that for financial instruments for which it is not practicable to estimate fair value, information pertinent to those instruments be disclosed. Further information as to these financial instruments with related parties is included in Note 10 to our consolidated financial statements in this Annual Report on Form 10-K.
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
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing or modification and for on-site and tenant improvements or property taxes. Restricted cash as of December 31, 2021 and 2020 amounted to $2,441,970 and $129,118, respectively, for the properties discussed below and other lender reserves.

Under the terms of the Company’s June 2021 refinancing of mortgages on its properties leased to Northrop Grumman and L3Harris Technologies, Inc. (“L3Harris”) with Banc of California as described in Note 7, the Company established restricted cash accounts at Banc of California with $1,400,000 and $1,000,000 held for the Northrop Grumman and L3Harris properties, respectively, to fund building improvements, tenant improvements and leasing commissions. Subsequent to the origination of the loans, $128,538 was released to fund a leasing commission, resulting in $2,271,462 remaining as restricted as of December 31, 2021. Pursuant to the refinancing of these two mortgages on January 18, 2022 as further discussed in Notes 7 and 13, these funds became unrestricted.
Pursuant to amended lease agreements, the Company has obligations to pay for tenant improvements as of December 31, 2021 and 2020 of $189,136 and $60,598, respectively, for tenant improvements for which funds restricted by the lender were available. At December 31, 2021 and 2020, the Company’s restricted cash held to fund other improvements and leasing commissions totaled $2,271,462 and $92,684, respectively.
Real Estate Investments
Real Estate Acquisition Valuation
The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. All real estate acquisitions during the year ended December 31, 2021 were treated as asset acquisitions. There were no real estate acquisitions during the year ended December 31, 2020. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.
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
Leasing Costs
The Company accounts for leasing costs under Topic 842. Initial direct costs include only those costs that are incremental to the lease arrangement and would not have been incurred if the lease had not been obtained. The Company charges internal leasing costs and third-party legal leasing costs to expense as incurred. These expenses are included in general and administrative expenses and property expenses, respectively, in the Company's consolidated statements of operations.
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
Unconsolidated Investment
The Company accounts for investments in an entity over which the Company has the ability to exercise significant influence under the equity method of accounting. Under the equity method of accounting, an investment is initially recognized at cost and is subsequently adjusted to reflect the Company’s share of earnings or losses of the investee. The investment is also increased for additional amounts invested and decreased for any distributions received from the investee. Equity method investment is reviewed for impairment whenever events or circumstances indicate that the carrying amount of the investment might not be recoverable. If an equity method investment is determined to be other-than-temporarily impaired, the investment is reduced to fair value and an impairment charge is recorded as a reduction to earnings.

Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. The Company evaluates goodwill and other intangible assets for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other on an annual basis, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized (see Note 5 for additional details).
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
Intangible assets consist of purchased investor-related intangible assets, marketing related intangible assets, developed or acquired technology and other intangible assets. Intangible assets are amortized over their estimated useful lives using the straight-line method ranging from three years to five years. No significant residual value is estimated for intangible assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable (see Note 5 for additional details).
Deferred Financing Costs
Deferred financing costs represent commitment fees, financing coordination fees paid to the former advisor, mortgage loan and line of credit fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the Company's balance sheet as a direct deduction from the carrying value of the associated debt liabilities. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to mortgage notes payable are presented as a reduction to the outstanding balance of mortgage notes payable in the Company's consolidated balance sheets. Unamortized deferred financing costs related to revolving credit facilities are presented as an asset under prepaid expenses and other assets in the Company's consolidated balance sheets.
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
Tax rules allow for certain losses from property sales to be treated as net tax operating losses (section 1231) rather than net tax capital losses, which was the Company's situation in 2019 and 2020. For those years, this resulted in favorable access to losses which were not classified as capital losses in those prior years which would potentially be restricted. For 2021, the Company experienced net tax capital gains from property sales which were then required to be matched up with those prior capital losses, with the tax gains from sales recapturing the losses on prior years' sales, resulting in treatment of the 2021 income as tax ordinary income.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Through January 21, 2021, stockholders could reinvest any amount up to the amount of the distribution. Effective January 22, 2021, the Company removed the ability of its stockholders to elect to reinvest only a portion of their cash distributions in shares through the DRP so that investors electing to participate in the amended and restated DRP must reinvest all cash distributions in shares (see Note 11).
On February 15, 2022, with the authorization of the board of directors of the Company, the Company amended and restated its DRP (the “Second Amended and Restated DRP”) with respect to the Class C common stock to change the purchase price at which the Class C common stock will be issued to stockholders who elect to participate in the DRP. The purpose of this change was to reflect the fact that, since February 11, 2022, the Class C common stock has been listed on the NYSE. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C common stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for the Class C common stock issued directly by the Company will be 97% (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C common stock. This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C common stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C common stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fees that will be paid by DRP participants for each share of Class C common stock purchased through the DRP. The Second Amended and Restated DRP was effective with respect to distributions that were paid in February 2022.
For distributions paid through January 2022, participants in the DRP acquired common stock at a price per share equal to the most recently disclosed estimated NAV per share, as determined by the Company’s board of directors and described in Note 1 above.
Share Repurchase Programs
On February 1, 2021, the Company amended and restated its share repurchase programs for the Class C common stock and Class S common stock that enabled qualifying stockholders to sell their stock to the Company in limited circumstances. On November 2, 2021, the Company's board of directors terminated the Company's Reg A Offering and the share repurchase programs effective upon the close of business on November 24, 2021 and directed management to seek the listing of the Company's Class C common stock on a national securities exchange in early 2022.

Under the share repurchase plan through November 2021, shares of Class C common stock were required to be held for 90 days after they had been issued to the applicable stockholder for shares issued prior to February 1, 2021 and six months for shares issued thereafter before the Company would accept requests for repurchase, except for shares acquired pursuant to the Company’s DRP if the applicable stockholder had held its initial investment for at least 90 days for shares issued prior to February 1, 2021 and six months for shares issued thereafter. The Company, subject to the conditions and limitations described below, repurchased all or a portion of the shares presented to it for cash, when sufficient funds were available to fund such repurchases.
In accordance with the Company’s share repurchase program for its Class C common stock, prior to February 1, 2021 the per share repurchase price was dependent on the length of time the redeeming stockholder held such shares as follows:
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
Effective February 1, 2021, the per share repurchase price was dependent on the following length of time the redeeming stockholder held such shares:
(i)    less than two years from the purchase date, 98% of the most recently published NAV per share; and
(ii)    after at least two years from the purchase date, 100% of the most recently published NAV per share.
The effective dates for the Company's most recently published NAVs for the periods from December 31, 2019 through November 2, 2021, the termination date of the Company's Class C and Class S share repurchase programs, as determined by the Company’s board of directors, are described in Note 1 above. The redemptions were subject to discounts for the length of time such shares were held as described above.
In accordance with the Company’s share repurchase program for its Class S common stock, shares of Class S common stock were not eligible for repurchase until they had been held for at least one year. After this holding period had been met, the Company accepted requests for repurchase of Class S shares at the most recently published NAV per share as described above.
Stockholders who wished to avail themselves of the share repurchase program were required to notify the Company by two business days before the end of the month for their shares to be considered for repurchase by the third business day of the following month.
The Company recorded amounts that were redeemable under the share repurchase program as redeemable common stock in its consolidated balance sheets when the repurchase program was active because the redemption requests were submitted at the option of the holder and therefore presented a potential obligation of the Company. Therefore, the Company reclassified such obligations from temporary equity to a liability based upon their respective settlement values.
From inception through November 2, 2021, 2,315,270 shares were repurchased by the Company, which represented approved repurchase requests received in good order and eligible for redemption through November 2, 2021. These shares were repurchased with the proceeds from debt financings, proceeds from sale of real estate properties and the Pre-Listing Registered Offerings based on the NAV per share at the time of repurchase and in accordance with the schedule of discounts above.
Limitations on Repurchase
The Company could, but was not required to, use available cash not otherwise dedicated to a particular use to pay the repurchase price, including cash proceeds generated from the DRP, securities offerings, operating cash flow not intended for distributions, debt financings and asset sales. The Company could not guarantee that it would have sufficient available cash to accommodate all repurchase requests made in any given month.
In addition, the Company was not able to repurchase shares in an amount that would have violated the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Additional limitations on share repurchases under the former share repurchase programs were as follows:
•Repurchases per month were limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter were limited to no more than 5% of the Company’s most recently determined aggregate NAV, which means the Company was permitted to repurchase shares with a value of up to an aggregate limit of approximately 20% of its aggregate NAV in any 12-month period.
•The foregoing repurchase limitations were based on “net repurchases” during a quarter or month, as applicable. The term “net repurchases” means the excess of the Company’s share repurchases (capital outflows) over the proceeds from the sale of its shares (capital inflows) for a given period. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month was equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the current offering (including purchases pursuant to its DRP) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.
•While the Company calculated the foregoing repurchase limitations on a net basis, the Company’s board of directors may have chosen whether the 5% quarterly limit will be applied to “gross repurchases,” meaning that amounts paid to repurchase shares would not be netted against capital inflows. If repurchases for a given quarter are measured on a gross basis rather than on a net basis, the 5% quarterly limit could limit the number of shares repurchased in a given quarter despite the Company receiving a net capital inflow for that quarter.
•In order for the Company’s board of directors to change the basis of repurchases from net to gross, or vice versa, the Company was to provide notice to its stockholders in a supplement to the prospectus or offering memorandum for the offering of shares or current or periodic report filed with the SEC, as well as in a press release or on its website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure repurchases on a gross basis, or vice versa, were only to be made for an entire quarter, and not particular months within a quarter.
Restricted Stock and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on the estimated NAV per share of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction defined and discussed in Note 12 are recorded in equity under noncontrolling interest in the Operating Partnership in the Company's consolidated balance sheet and statement of equity. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 12). The Company has elected to record forfeitures as they occur.
On February 15, 2022, the Company completed the Listed Offering of its Class C common stock. The fair value of future grants of Operating Partnership's units or restricted stock unit awards will be determined based on the NYSE's market closing price of the Company's Class C common stock on the date of grant.
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
Reclassifications
Certain prior year balance sheet, statement of operations and statement of cash flows accounts have been reclassified to conform with the current year presentation. The reclassification did not affect net income in the prior year consolidated statement of operations.
Segments
The Company has invested in single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other and are managed as one unit by a common management team. As of December 31, 2021 and 2020, the Company aggregated its investments in real estate into one reportable segment.
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
Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company implemented ASU 2020-04 effective January 1, 2022 and did not have any material effect on the Company’s consolidated financial statements. On January 18, 2022, the Company repaid the four loans existing as of December 31, 2021 which had LIBOR reference rates.

NOTE 3. REAL ESTATE INVESTMENTS
As of December 31, 2021, the Company’s real estate investment portfolio consisted of (i) 38 operating properties located in 14 states and comprised of: 12 industrial properties (one held for sale), 12 retail properties and 14 office properties (three held for sale), (ii) one parcel of land, which currently serves as an easement to one of the Company’s office properties and (iii) a 72.7% undivided TIC Interest in an industrial property in Santa Clara, California, not reflected in the table below, but discussed in Note 4.
The following table provides summary information regarding the Company’s real estate portfolio as of December 31, 2021, excluding the four assets held for sale and the TIC Interest:

Property Tenant	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Dollar General	Litchfield, ME	11/4/2016	Retail	$1,281,812	$116,302	$(206,249)	$1,191,865
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	(263,955)	1,420,474
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	(198,168)	1,108,422
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	(189,998)	1,096,037
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	(194,997)	1,018,732
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	(189,460)	999,034
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	(294,265)	4,867,079
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	(101,937)	1,256,097
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	(141,821)	1,251,844
Northrop Grumman	Melbourne, FL	3/7/2017	Office	12,382,991	1,469,736	(3,563,252)	10,289,475
Northrop Grumman	Melbourne, FL	6/21/2018	Land	329,410	—	—	329,410
exp US Services	Maitland, FL	3/27/2017	Office	6,056,668	388,247	(1,057,244)	5,387,671
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	(1,524,714)	9,551,001
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	550,486	(1,370,010)	7,260,088
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	(783,562)	5,640,536
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	(1,470,745)	11,383,403
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	(2,805,207)	24,552,692
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	2,932,544	(4,721,930)	12,973,433
Cummins	Nashville, TN	4/4/2018	Office	14,538,528	1,536,998	(2,958,875)	13,116,651
Costco	Issaquah, WA	12/20/2018	Office	27,346,696	2,765,136	(3,957,595)	26,154,237
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	2,894,017	(2,918,695)	34,169,691
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	(441,217)	4,210,100
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	408,225	(408,642)	9,671,757
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	(277,030)	3,078,353
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	555,767	(1,086,024)	11,917,030
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	(601,166)	6,816,101
Wood Group	San Diego, CA	12/31/2019	Industrial	9,869,520	539,633	(872,499)	9,536,654
ITW Rippey	El Dorado Hills, CA	12/31/2019	Industrial	7,071,143	304,387	(608,800)	6,766,730
Gap	Rocklin, CA	12/31/2019	Office	8,431,744	360,377	(962,450)	7,829,671
L3Harris	Carlsbad, CA	12/31/2019	Industrial	11,631,857	662,101	(941,646)	11,352,312
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,586,023	1,616,610	(2,162,503)	29,040,130
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	(265,921)	5,293,466
Raising Cane's	San Antonio, TX	7/26/2021	Retail	3,430,224	213,997	(53,286)	3,590,935
Arrow Tru-Line	Archbold, OH	12/3/2021	Industrial	11,518,084	—	(17,270)	11,500,814
				$311,728,848	$21,504,210	$(37,611,133)	$295,621,925

Impairment Charges
During late March 2020, the Company learned that there would be a substantial impact on the commercial real estate market and specifically on fitness centers such as the Company's property leased at that time to 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) due to the COVID-19 pandemic and the requirement of an indefinite and potentially extended period of store closures.
On March 31, 2020, the Company received written notice from 24 Hour Fitness that due to circumstances beyond its control, including the response to the COVID-19 pandemic and directives and mandates of various governmental authorities, affecting the Las Vegas, Nevada 24 Hour Fitness store leased from the Company, it would not make the April 2020 rent payment. Despite negotiations with the tenant, no further rent payments were received and on June 15, 2020, the Company received written notice that the lease was formally rejected in connection with 24 Hour Fitness' Chapter 11 bankruptcy proceeding and the premises were surrendered to the Company's subsidiary. The lender on the property agreed to temporarily reduce its $32,000 monthly mortgage payment by $8,000 from May through August 2020 and the Company's special purpose subsidiary determined that if it was unable to secure a replacement tenant, then it would consider allowing the lender to foreclose on, and take possession of, the property. As such, the Company concluded that it was necessary to record an impairment charge to reduce the net book value of the property to its estimated fair value.
In addition, the Company determined that the effects of the COVID-19 pandemic on the overall economy and commercial real estate market would also have negative impacts on the Company's ability to re-lease two vacant properties, the property formerly leased to Dinan Cars through January 31, 2020 located in Morgan Hill, California and the property leased to Dana, but unoccupied, located in Cedar Park, Texas. Based on an evaluation of the value of these properties, the Company determined that impairment charges were required during the first quarter of 2020 to reflect the reduction in value due to the uncertainty regarding leasing or sale prospects. During the first quarter of 2020, the Company recorded impairment charges aggregating $9,157,068 based on the estimated fair value of the real estate properties discussed above.
During the second quarter of 2020, the Company recorded additional impairment charges of $349,457 related to its property located in Lake Elsinore, California and leased to Rite Aid through February 29, 2028. Further, during the fourth quarter of 2020, the Company recorded an aggregate of $761,100 in impairment charges related to its property located in Bedford, Texas and leased to the operator of a Harley Davidson dealership through April 12, 2032 and its property located in San Jose, California and leased to the operator of a Chevron gas station through May 31, 2025. The Company determined that the impairment charges were required, representing the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the planned sale.
The aggregated impairment charges of $10,267,625 during the year ended December 31, 2020 represented approximately 2.5% of the Company’s total investments in real estate property as of December 31, 2020. The reversal of impairment of $400,999 during the year ended December 31, 2021 resulted from an adjustment to partially reverse an impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for use in June 2021.
The details of the Company's real estate impairment charges for the year ended December 31, 2020 were as follows:

		Year Ended
Property	Location	December 31, 2020
Dana	Cedar Park, TX	$2,184,395
24 Hour Fitness	Las Vegas, NV	5,664,517
Dinan Cars	Morgan Hill, CA	1,308,156
Rite Aid	Lake Elsinore, CA	349,457
Harley Davidson	Bedford, TX	632,233
Chevron Gas Station	San Jose, CA	128,867
		$10,267,625

Acquisitions:
2021
During the year ended December 31, 2021, the Company acquired two real estate properties as follows:

Property	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total
Raising Cane's	7/26/2021	$1,830,303	$1,599,921	$213,997	$3,644,221
Arrow Tru-Line	12/3/2021	778,772	10,739,312	—	11,518,084
		$2,609,075	$12,339,233	$213,997	$15,162,305
During the year ended December 31, 2021, the Company recognized $166,177 of total revenue related to the above-acquired properties.
The noncancellable lease terms of the properties acquired during the year ended December 31, 2021 are as follows:

Property	Lease Expiration
Raising Cane's	2/20/2028
Arrow Tru-Line	12/31/2041
2020
The Company did not acquire any real estate property during the year ended December 31, 2020.
Dispositions:
2021
During the year ended December 31, 2021, the Company sold five properties as follows:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Chevron Gas Station	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$228,769
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	51,415
Chevron Gas Station	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	9,458
Dana	Cedar Park, TX	7/7/2021	Industrial	45,465	10,000,000	4,127,638
Harley Davidson	Bedford, TX	12/21/2021	Retail	70,960	15,270,000	3,271,289
				159,321	$38,984,188	7,688,569
24 Hour Fitness Adjustment						115,133
Total						$7,803,702
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

On July 7, 2021, the Company completed the sale of its Cedar Park, Texas industrial property which was leased to Dana Incorporated, but unoccupied, for $10,000,000, which generated net proceeds of $4,975,334 after repayment of the existing mortgage, commissions and closing costs. Upon the sale of the property, Dana Incorporated executed a promissory note payable to the Company for its obligation to continue to pay rent of $65,000 per month through July 2022 and pay its early termination fee of $1,381,767 no later than July 31, 2022. The unpaid amount of the Company's note receivable of $1,836,767 is presented as receivable from early termination of lease in the Company's consolidated balance sheet as of December 31, 2021.
On December 21, 2021, the Company completed the sale of its Bedford, Texas retail property, which was leased to Harley Davidson, for $15,270,000, which generated net proceeds of $8,344,708 after repayment of the existing mortgage, commissions and closing costs.
On September 24, 2021, the Company received a notice of refund amounting to $115,133 related to the sale of its Las Vegas, Nevada retail property on December 16, 2020, which was formerly leased to 24 Hour Fitness. The refund relates to a portion of a holdback from sales proceeds to cover expenses by the buyer to prepare the property for lease, including the payment of accrued interest, common area maintenance, taxes, insurance and other related expenses and building permits to begin construction of improvements on the property. The refund was recognized as an adjustment to the estimate of the amount which was expected to be received and was included in gain on sale of real estate investments in the accompanying consolidated statements of operations.
2020
During the year ended December 31, 2020, the Company sold the following properties:

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
On December 16, 2020, the Company completed the sale of its Las Vegas, Nevada retail property which was formerly leased to 24 Hour Fitness for $9,052,941, which generated net proceeds of $1,324,383 after assignment of the existing mortgage to the buyer, payment of commissions and closing costs, reserves for tenant improvements and free rent, and collection of the receivable from the buyer in September 2021. Prior to the sale, the Company recognized an impairment charge for $5,664,517 during the three months ended March 31, 2020.

Asset Concentration
The Company holds no real estate property with a net book value that is greater than 10% of its total assets as of December 31, 2021 and 2020.
Revenue Concentration
No tenants represented the source of 10% of total revenues during the year ended December 31, 2021 and 2020.
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
During the year ended December 31, 2021, the Company obtained lease extensions for six properties, including the properties leased to two Dollar Generals in Castalia, Ohio and Lakeside, Ohio, Northrop Grumman in Melbourne, Florida, PreK Education in San Antonio, Texas, L3Harris in Carlsbad, California, and 3M Company in DeKalb, Illinois. These six lease extensions resulted in an average increase in lease term of 10 years and an average increase in rents of 6%.
As discussed above, the Company also acquired two properties and sold five properties during the year ended December 31, 2021. Moreover, as of December 31, 2021, the Company classified four properties as real estate investments held for sale, as discussed below.
As of December 31, 2021, the future minimum contractual rent payments due under the Company’s noncancelable operating leases, including lease amendments executed subsequent to December 31, 2021 and excluding rents due related to real estate investments held for sale, are as follows:

2022	$24,323,043
2023	24,583,548
2024	23,109,893
2025	20,606,798
2026	14,148,931
Thereafter	70,872,917
$177,645,130
Subsequent to December 31, 2021, the Company entered into additional lease extensions for the properties leased to Cummins in Nashville, Tennessee and ITW Rippey in El Dorado, California as further discussed in Note 13. The table above reflects the extensions of these leases.
Real Estate Intangible Assets
As of December 31, 2021 and 2020, the Company’s real estate intangible assets were as follows:

	December 31, 2021			December 31, 2020
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$21,504,210	$1,128,549	$(15,097,132)	$23,792,057	$1,128,549	$(15,163,672)
Accumulated amortization	(11,009,997)	(437,530)	3,994,192	(9,695,960)	(307,707)	2,597,935
Net amount	$10,494,213	$691,019	$(11,102,940)	$14,096,097	$820,842	$(12,565,737)

The intangible assets acquired in connection with these real estate properties have a weighted average amortization period of approximately 9.6 years as of December 31, 2021. As of December 31, 2021, amortization of intangible assets for each year of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2022	$2,511,696	$129,823	$(1,216,995)
2023	1,634,837	127,174	(921,169)
2024	1,517,826	122,543	(917,750)
2025	1,200,895	115,995	(917,750)
2026	627,174	78,557	(912,347)
Thereafter	3,001,785	116,927	(6,216,929)
	$10,494,213	$691,019	$(11,102,940)

Weighted-Average Remaining Amortization Period	7.7 years	6.4 years	11.7 years
Real Estate Investments Held For Sale
As a result of the COVID-19 pandemic as discussed above, during the second quarter of 2020, the Company determined to sell certain of its real estate investment properties to generate funds for share repurchases and certain debt obligations. In addition to sales of five properties during the first nine months of the year, as of December 31, 2020, the Company classified four retail properties as held for sale. Three of these properties were sold during the first quarter of 2021: the EcoThrift property and the two Chevron properties (see 2021 Dispositions above for more details). The fourth property, leased by Harley Davidson, was the only property with a continuing classification as held for sale as of March 31, 2021, and was reclassified as held for investment and use during the second quarter of 2021 since the Company decided to discontinue marketing the property for sale. This property was sold on December 21, 2021.
During the fourth quarter of 2021, the Company embarked on a strategic plan to reduce the Company’s exposure to office properties and increase its weighted average lease term. As of December 31, 2021, the Company classified four healthcare related properties as held for sale and presented the properties in the Company’s consolidated balance sheet as real estate investments held for sale. These four healthcare related properties consisted of three office properties (the property leased to Accredo Health through December 31, 2024 located in Orlando, Florida, the property leased to Bon Secours Health through August 31, 2026 located in Richmond, Virginia and the property leased to Texas Health through December 31, 2025 located in Dallas, Texas) and one industrial property leased to Omnicare through May 31, 2026 located in Richmond, Virginia.
On February 11, 2022, the Company completed the sale of the two Virginia properties and one Texas property in a single transaction for $26,000,000, which generated net proceeds of $11,883,639 after repayment of the existing mortgage, commissions and closing costs. On February 24, 2022, the Company completed the sale of the Florida property for $14,000,000, which generated net proceeds of $5,000,941 after repayment of the existing mortgage, commissions and closing costs (see Note 13 for more details).

The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Assets related to real estate investments held for sale:
Land, buildings and improvements	$34,507,485	$25,675,459
Tenant origination and absorption costs	3,064,371	554,788
Accumulated depreciation and amortization	(6,061,094)	(1,644,508)
Real estate investments held for sale, net	31,510,762	24,585,739
Other assets, net	788,296	1,079,361
Total assets related to real estate investments held for sale:	$32,299,058	$25,665,100

Liabilities related to real estate investments held for sale:
Mortgage notes payable, net	$21,699,912	$9,088,438
Other liabilities, net	383,282	801,337
Total liabilities related to real estate investments held for sale:	$22,083,194	$9,889,775
The following table summarizes the major components of rental income, expenses and impairment related to real estate investments held for sale as of December 31, 2021 and 2020, which were included in continuing operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Total revenues	$3,866,116	$2,326,058
Expenses:
Interest expense	1,058,574	552,246
Depreciation and amortization	1,347,564	737,278
Other expenses	723,637	352,280
Impairment of real estate properties	—	761,100
Total expenses	3,129,775	2,402,904
Net income (loss)	$736,341	$(76,846)

NOTE 4. UNCONSOLIDATED INVESTMENT IN A REAL ESTATE PROPERTY
The Company’s unconsolidated investment in a real estate property of December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
The TIC Interest	$9,941,338	$10,002,368
The Company’s income from unconsolidated investment in a real estate property for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
The TIC Interest	$276,042	$296,780
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired the approximate 72.7% TIC Interest. The remaining approximate 27.3% undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (approximately 23.4%) and Hagg Lane III, LLC (approximately 3.9%). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became a member of the Company's board of directors in December 2019 and his service ended on December 7, 2021. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company's TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The property lease expiration date is March 16, 2026 and the lease provides for three five-year renewal options. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the years ended December 31, 2021 and 2020, the Company received $337,072 and $683,000 in cash distributions, respectively. The decrease in distributions in 2021 reflects the establishment of cash reserves to fund a roof replacement project.
The following is summarized financial information for the Santa Clara property as of and for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Assets:
Real estate investments, net	$29,403,232	$29,906,146
Cash and cash equivalents	690,470	380,774
Other assets	134,049	164,684
Total assets	$30,227,751	$30,451,604

Liabilities:
Mortgage notes payable, net	$13,218,883	$13,489,126
Below-market lease, net	2,660,586	2,806,973
Other liabilities	369,209	92,777
Total liabilities	16,248,678	16,388,876
Total equity	13,979,073	14,062,728
Total liabilities and equity	$30,227,751	$30,451,604

	Years Ended December 31,
	2021	2020
Total revenue	$2,698,028	$2,694,874

Expenses:
Depreciation and amortization	1,011,326	999,929
Interest expense	552,144	565,778
Other expenses	754,909	721,279
Total expenses	2,318,379	2,286,986
Net income	$379,649	$407,888
NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
The changes in carrying value of goodwill as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Beginning balance	$17,320,857	$50,588,000
Impairment of goodwill for the 12 months period ended, respectively	—	(33,267,143)
Ending balance	$17,320,857	$17,320,857
The Company's goodwill and intangible assets were recognized based on the Self-Management Transaction and the Merger with REIT I on December 31, 2019. The COVID-19 pandemic in the United States and globally, and the magnitude and uncertain duration of the economic impacts, resulted in challenges in attracting investor equity during this period of economic weakness and volatility. The disruption in the Company's Offerings had a protracted negative impact on capital raising, and the recessionary pressures on the economy resulted in real estate market uncertainty and an approximate 14% decrease in the estimated fair value of the Company’s real estate properties as of April 30, 2020 as compared with the estimated fair value of the Company’s real estate properties as of December 31, 2019. Given these circumstances, the Company revised its projections of capital raise, new investment and other factors contributing to the Company's analysis of estimated fair value of its consolidated business operations. Since the Company is a single reporting unit, the Company performed a quantitative analysis to compare the estimated fair value of the Company’s net tangible and intangible assets to the carrying value of its net tangible and intangible assets as of March 31, 2020. Since the estimated fair value of the Company’s net tangible and intangible assets was less than the carrying amount of its net tangible and intangible assets, the Company recorded a goodwill impairment charge of $33,267,143, which was reflected in the Company’s net loss for the year ended December 31, 2020.
The Company conducted its annual impairment analysis as of December 31, 2021 and 2020 using qualitative factors and concluded that no additional impairment to goodwill was necessary. Management did not identify any triggering events for the year ended December 31, 2021 and therefore a quantitative assessment was not required.

Intangible Assets, Net
The following table sets forth the Company's intangible assets, net as of December 31, 2021 and 2020 and their related useful lives:

		December 31,
Intangible Assets	Useful Life	2021	2020
Investor list, net	5.0 years	$—	$3,494,740
Web services technology, domains and licenses	3.0 years	—	3,466,102
		—	6,960,842
Accumulated amortization		—	(1,833,054)
Net		$—	$5,127,788
Amortization expense for the years ended December 31, 2021 and 2020 amounted to $1,556,348 and $1,833,054, respectively.
On November 2, 2021, the Company's board of directors approved the termination of the Reg A Offering and stock repurchase program effective upon the close of business on November 24, 2021 and planned to proceed with a listed offering of the Company’s Class C common stock. On December 8, 2021, the Company filed with the SEC a Registration Statement on Form S-11.
The above intangible assets were used as the primary platform through which the Company sold its shares of Class C common stock to the market and raised equity capital through its crowdfunding activities. Because the Company ceased using the above intangible assets as a result of terminating the Reg A Offering and stock repurchase program and the filing of the Registration Statement on Form S-11, the Company recognized the abandonment of the above intangible assets under requirements of ASC 350. Therefore, in November 2021, the Company recorded an impairment charge of $3,767,190 to write-off the remaining unamortized balance of the intangible assets, which was reflected in the Company’s net loss for the year ended December 31, 2021.
As discussed above, the COVID-19 pandemic caused significant disruptions in the economy and uncertainties in the investment markets. Based on the impacts on the Company's investors and the economy, the Company evaluated the fair value of intangibles to determine if they exceeded the respective carrying values and determined that a portion of the investor list would no longer be viable and, therefore, the Company recorded an impairment charge of $1,305,260, which was reflected in the Company’s net loss for the year ended December 31, 2020.

NOTE 6. CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables
As of December 31, 2021 and 2020, tenant receivables consisted of the following:

	December 31,
	2021	2020
Straight-line rent	$4,417,065	$4,344,388
Tenant rent	81,079	204,775
Tenant reimbursements	1,498,775	2,116,627
Total	$5,996,919	$6,665,790
Prepaid Expenses and Other Assets
As of December 31, 2021 and 2020, prepaid expenses and other assets were comprised of the following:

	December 31,
	2021	2020
Deferred tenant allowance	$2,400,811	$517,711
Miscellaneous receivables	681,369	19,954
Prepaid expenses	1,776,595	1,276,700
Deposits	1,420,244	357,352
Deferred financing costs on line of credit	100,080	21,724
Total	$6,379,099	$2,193,441
Accounts Payable, Accrued and Other Liabilities
As of December 31, 2021 and 2020, accounts payable, accrued and other liabilities were comprised of the following:

	December 31,
	2021	2020
Accounts payable	$1,767,657	$1,136,954
Accrued expenses	3,864,222	3,068,714
Accrued common and preferred dividends	1,795,303	706,106
Accrued interest payable	548,564	629,628
Unearned rent	1,735,440	2,033,065
Lease incentive obligation	2,133,695	5,157
Total	$11,844,881	$7,579,624

NOTE 7. DEBT
Mortgage Notes Payable
As of December 31, 2021 and 2020, the Company’s mortgage notes payable consisted of the following:

Collateral	2021 Principal Balance	2020 Principal Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Accredo property	$—	$8,538,000	3.80%	3.80%	08/01/2025
Six Dollar General properties (6)	3,674,327	3,747,520	4.69%	4.69%	04/01/2022
Dollar General, Bakersfield property (6)	2,224,418	2,268,922	3.65%	3.65%	02/16/2028
Dollar General, Big Spring property (4)(6)	587,961	599,756	4.69%	4.69%	04/01/2022
Dana property	—	4,466,865	4.56%	4.56%	04/01/2023
Northrop Grumman property (5)(6)	6,925,915	5,518,589	3.35%	3.35%	05/21/2031
exp US Services property (6)	3,255,313	3,321,931	4.25%	4.25%	11/17/2024
Wyndham property (2)(6)	5,493,000	5,607,000	One-month LIBOR + 2.05%	4.34%	06/05/2027
Williams Sonoma property (2)(6)	4,344,000	4,438,200	One-month LIBOR + 2.05%	4.05%	06/05/2022
Omnicare property	—	4,193,171	4.36%	4.36%	05/01/2026
EMCOR property (6)	2,757,943	2,811,539	4.35%	4.35%	12/01/2024
Husqvarna property (6)	6,379,182	6,379,182	(3)	4.60%	02/20/2028
AvAir property (6)	19,950,000	19,950,000	3.80%	3.80%	08/01/2025
3M property (6)	8,025,200	8,166,000	One-month LIBOR + 2.25%	5.09%	03/29/2023
Cummins property (6)	8,188,800	8,332,200	One-month LIBOR + 2.25%	5.16%	04/04/2023
Texas Health property	—	4,363,203	4.00%	4.00%	12/05/2024
Bon Secours property	—	5,180,552	5.41%	5.41%	09/15/2026
Costco property	18,850,000	18,850,000	4.85%	4.85%	01/01/2030
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	3.85%	11/01/2029
Levins property (6)	2,654,405	2,032,332	3.75%	3.75%	02/16/2026
Labcorp property (6)	5,308,810	4,020,418	3.75%	3.75%	02/16/2026
GSA (MSHA) property (6)	1,713,196	1,752,092	3.65%	3.65%	02/16/2026
PreK Education property (4)(6)	4,930,217	5,037,846	4.25%	4.25%	03/01/2022
Solar Turbines, Wood Group, ITW Rippey properties (4)(6)	8,986,222	9,214,700	3.35%	3.35%	11/01/2026
Gap property (4)(6)	3,492,775	3,569,990	4.15%	4.15%	08/01/2023
L3Harris property (4)(5)(6)	6,219,524	5,185,929	3.35%	3.35%	05/21/2031
Sutter Health property (4)	13,597,120	13,879,655	4.50%	4.50%	03/09/2024
Walgreens Santa Maria property (4)(6)	3,067,109	3,172,846	4.25%	4.25%	07/16/2030
Total mortgage notes payable	152,975,437	176,948,438
Plus unamortized mortgage premium, net (7)	204,281	447,471
Less unamortized deferred financing costs	(956,139)	(1,469,991)
Mortgage notes payable, net	$152,223,579	$175,925,918
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of December 31, 2021. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2021, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments).
(2)The loans on each of the Williams Sonoma and Wyndham properties (collectively, the “Property”) located in Summerlin, Nevada were originated by Nevada State Bank (“Bank”). The notes are collateralized by a deed of trust and a security agreement with assignment of rents and fixture filing. In addition, the individual loans were subject to a cross collateralization and cross default agreement whereby any default under, or failure to comply with the terms of any one or both of the notes is an event of default under the terms of both notes. The value of the Property must be in an amount sufficient to maintain a loan to value ratio of no more than 60%. If the loan to value ratio is ever more than 60%, the borrower shall, upon the Bank’s written demand, reduce the principal balance of the notes so that the loan to value ratio is no more than 60%.

(3)The contractual interest rate was 4.60% for the years ended December 31, 2021 and 2020 and would have been the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% from February 20, 2023 through February 20, 2028, except for repayment in January 2022.
(4)The loan as of December 31, 2020 was acquired through the Merger on December 31, 2019, and was refinanced during 2021, except for the loan secured by the Sutter Health property.
(5)The loans on the Northrop Grumman and L3Harris properties were refinanced during the second quarter of 2021. The initial contractual interest rate was 3.35% through June 1, 2026 and then the Prime Rate in effect as of June 1, 2026 plus 0.25% through May 21, 2031; provided that the second fixed interest rate would not be lower than 3.35% per annum.
(6)The loan was fully repaid on January 18, 2022 through a drawdown from the new facility discussed in detail in Note 13.
(7)Represents unamortized net mortgage premium on loans acquired through the Merger.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of December 31, 2021 and 2020, respectively:

	2021			2020
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable	$152,975,437	$152,223,579	$159,241,815	$176,948,438	$175,925,918	$177,573,106
Less: full repayments of mortgages on January 18, 2022 (See Note 13)	(108,178,317)	(107,429,721)	*
Remaining balance	$44,797,120	$44,793,858	$46,296,445
*    The payoff values of the loans refinanced on January 18, 2022 approximate their face values as of December 31, 2021.
Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 3, the Company classified four and two properties as real estate held for sale as of December 31, 2021 and 2020, respectively. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of December 31, 2021 and 2020:

	December 31,
Collateral	2021	2020
Accredo property	$8,538,000	$—
Omnicare property	4,109,167	—
Texas Health property	4,284,335	—
Bon Secours property	5,104,817	—
Harley Davidson property	—	6,623,346
EcoThrift property	—	2,573,509
Total	22,036,319	9,196,855
Plus unamortized mortgage premium	—	1,550
Less deferred financing costs	(336,407)	(109,967)
Mortgage notes payable related to real estate investments held for sale, net	$21,699,912	$9,088,438

Credit Facility
The details of the Company's unsecured credit facilities as of December 31, 2021 and 2020 follow:

	December 31,
	2021	2020
Credit facilities	$8,022,000	$6,000,000
On March 29, 2021, the Company entered into a credit facility with Banc of California (the “Prior Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023, which replaced the previous credit facility provided by Pacific Mercantile Bank (“PMB”) with a balance outstanding of $6,000,000 as of December 31, 2020. The Prior Credit Facility was fully repaid and terminated on January 18, 2022 (see Note 13 for discussion of the Company's new facility). The Company borrowed $6,000,000 under the Prior Credit Facility and repaid the $6,000,000 that was owed to PMB on March 31, 2021. The Prior Credit Facility provided the Company with a $17,000,000 revolving line of credit for real estate acquisitions (including the original $6,000,000 borrowed to repay PMB) and an additional $5,000,000 revolving line of credit for working capital. Under the terms of the Prior Credit Facility, the Company paid a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day was not less than 4.75% per annum. The Company paid origination fees of $77,000 to Banc of California in connection with the Prior Credit Facility and paid an unused commitment fee of 0.15% per annum of the unused portion of the Prior Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Prior Credit Facility.
The Prior Credit Facility's unamortized deferred financing costs of $100,080 and $21,724 as of December 31, 2021 and 2020, respectively, were presented under prepaid expenses and other assets in the Company's consolidated balance sheets as of December 31, 2021 and 2020.
The Prior Credit Facility was secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Prior Credit Facility required the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly. Mr. Raymond Wirta, the Company’s former Chairman, and the Wirta Family Trust guaranteed the $6,000,000 initial Banc of California borrowing, which guarantee expired upon the full repayment of the $6,000,000 in August 2021. Mr. Wirta and the Wirta Family Trust also guaranteed the $5,000,000 revolving line of credit for working capital. On March 29, 2021, the Company entered into an updated indemnification agreement with Mr. Wirta and the Wirta Family Trust with respect to their guarantees of borrowings under the Prior Credit Facility pursuant to which the Company agreed to indemnify Mr. Wirta and the Wirta Family Trust if they were required to make payments to Banc of California pursuant to such guarantees. The indemnification agreement was terminated upon the termination of the Prior Credit Facility.
The Prior Credit Facility contained customary representations, warranties and covenants, which were substantially similar to those in the Company's previous credit facility provided by PMB. The Company’s ability to borrow under the Prior Credit Facility was subject to its ongoing compliance with various affirmative and negative covenants, including with respect to indebtedness, guaranties, mergers and asset sales, liens, tangible net worth, corporate existence and financial reporting obligations. The Prior Credit Facility also contained customary events of default, including, without limitation, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, breaches of representations or warranties and change of ownership. Upon the occurrence of an event of default, Banc of California may have accelerated the repayment of amounts outstanding under the Prior Credit Facility, taken possession of any collateral securing the Prior Credit Facility and exercised other remedies subject, in certain instances, to the expiration of an applicable cure period.
Economic Relief Note Payable
On April 20, 2020, a subsidiary of the Company entered into a loan agreement and promissory note evidencing an unsecured loan in the aggregate amount of $517,000 made by PMB to this subsidiary under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). Under the terms of the CARES Act, PPP loan recipients could apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. In December 2020, the subsidiary of the Company submitted its application for forgiveness of the total amount of the loan to PMB. After PMB’s review, the Company updated its forgiveness application on February 10, 2021, PMB submitted the application to the SBA on February 10, 2021, and on February 16, 2021, the subsidiary of the Company was notified by PMB that the Company's application for forgiveness of the PPP loan had been approved by the SBA in the full amount of $517,000. Accordingly, the forgiveness of the PPP loan was recorded as other income in the first quarter of 2021.

Compliance with All Debt Agreements
Over the near term the Company is targeting leverage of 40% of the aggregate fair value of the Company's real estate properties plus the Company’s cash and cash equivalents, with a long term goal of lower leverage, although the Company's maximum leverage, as defined and approved by the board of directors, is 55% of the estimated fair value of the Company’s real estate assets plus the Company’s cash and cash equivalents. The Company uses available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to the Company.
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Prior Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of December 31, 2021.
The following summarizes the future principal repayments of the Company’s mortgage notes payable and credit facility, excluding mortgage notes payable related to real estate investments held for sale as of December 31, 2021:

	December 31, 2021
	Mortgage Notes Payable	Credit Facility	Total
2022	$15,650,283	$8,022,000	$23,672,283
2023	21,587,403	—	21,587,403
2024	20,841,085	—	20,841,085
2025	20,736,311	—	20,736,311
2026	17,989,016	—	17,989,016
Thereafter	56,171,339	—	56,171,339
Total principal	152,975,437	8,022,000	160,997,437
Plus: unamortized mortgage premium, net of discount	204,281	—	204,281
Less: deferred financing costs, net	(956,139)	—	(956,139)
Total	$152,223,579	$8,022,000	$160,245,579
After the full repayments of the 20 property mortgages and the Prior Credit Facility on January 18, 2022 discussed above, the adjusted future principal repayments of the remaining mortgage notes payable are as follows: 2022, $304,320; 2023, $318,300; 2024, $13,244,116; 2025, $543,886; 2026, $568,370; and thereafter, $29,818,128, aggregating $44,797,120. Terms of the new loan facility are described in Note 13.
Interest Expense
The following is a reconciliation of the components of interest expense for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Mortgage notes payable:
Interest expense	$7,536,789	$8,470,248
Amortization of deferred financing costs	535,440	937,564
(Gain) loss on interest rate swaps (1)	(847,730)	1,172,781
Unsecured credit facility:
Interest expense	192,786	527,047
Amortization of deferred financing costs	78,588	128,171
Other loan fees and costs	90,324	224,936
Total interest expense	$7,586,197	$11,460,747
(1)Includes unrealized (gain) loss on interest rate swaps of $(970,039) and $770,898 for years ended December 31, 2021 and 2020, respectively (see Note 8). Accrued interest payable of $56,114 and $45,636 as of December 31, 2021 and 2020, respectively, represents the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the respective balance sheet dates.

NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its limited liability company subsidiaries, entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable. Four additional swap agreements assumed in conjunction with the Merger which were in place as of December 31, 2020 terminated in due course or were terminated in connection with asset sales and refinancings during year ended December 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks. During the year ended December 31, 2021, the Company terminated two swap agreements related to the GSA (MHSA) and Eco-Thrift properties at aggregate costs of $23,900, and during the year ended December 31, 2020, the Company terminated three swap agreements related to the Dinan, Rite Aid and Island Pacific properties at aggregate costs of $99,200. All four of the Company's interest rate swaps as of December 31, 2021 were terminated on January 18, 2022 for an aggregate cost of $733,000 in conjunction with full repayment of the four related mortgage notes. See Note 13 for discussion of mortgage note repayments funded by the Company's new loan facility.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2021 and 2020.

	December 31, 2021					December 31, 2020
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate (iii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	4	$26,051,000	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.51%	2.0 years	8	$36,617,164	One-month LIBOR + applicable spread/Fixed at 3.13%-5.16%	3.35%	2.2 years
(i)The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of December 31, 2021 and 2020 were $24,935,999 and $34,989,063, respectively.
(ii)The reference rate was as of December 31, 2021.
(iii)The reference rate was as of December 31, 2020.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the consolidated balance sheets:

		December 31, 2021		December 31, 2020
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—	—	$—
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	4	$(788,016)	8	$(1,743,889)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the consolidated statements of operations. None of the Company’s derivatives at December 31, 2021 or 2020 were designated as hedging instruments; therefore, the net unrealized (gains) losses recognized on interest rate swaps of $(970,039) and $770,898, respectively, were recorded as a decrease and an increase in interest expense for the years ended December 31, 2021 and 2020, respectively (see Note 7).

NOTE 9. PREFERRED STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of December 31, 2021, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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
In the Underwriting Agreement, the Company and the Operating Partnership made certain customary representations, warranties and covenants and agreed to indemnify the Underwriters against certain liabilities. The issuance and sale of the shares of Series A Preferred Stock, including the issuance and sale of 200,000 shares pursuant to the Underwriters’ full exercise of their option to purchase additional shares, closed and began trading on the NYSE on September 17, 2021.
The gross proceeds from the Preferred Offering were $50,000,000 and the net proceeds were $47,607,309, after deducting the underwriting discount of $1,575,000 and other offering costs of $817,691.
The Company contributed $48,425,000 of the net proceeds from the Preferred Offering prior to other offering costs to the Operating Partnership in exchange for a new class of 7.375% Series A Cumulative Redeemable Perpetual Preferred Units of the Operating Partnership (the “Series A Preferred Units”), which have economic interests that are substantially similar to the designations, preferences and other rights of Series A Preferred Stock. The Company, acting through the Operating Partnership, intends to use the net proceeds from such contribution for general corporate purposes, which is expected to include purchases of additional properties and other real estate and real estate-related assets (see Notes 3 and 13 for real estate investment acquisitions).
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C common stock have not been met as of December 31, 2021. Therefore, the Series A Preferred Stock did not impact the Company’s earnings per share calculations for the year ended December 31, 2021.

The Series A Preferred Stock ranks senior to the Company's Class C common stock and Class S common stock, with respect to dividend rights and rights upon Company’s voluntary or involuntary liquidation, dissolution or winding up.
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
Series A Preferred Stock Dividend
Dividends on the Company's Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to holders of Series A Preferred Stock, which is equivalent to 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. The first quarterly dividend for the Series A Preferred Stock sold in the Preferred Offering was paid on January 18, 2022 and represented an accrual for more than a full quarter, covering the period from September 17, 2021 to, and including, December 31, 2021. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof. On November 11, 2021, the Company’s board of directors declared Series A Preferred Stock dividends payable of $1,065,278 for the fourth quarter of 2021, including the $143,403 of accrued dividends as of September 30, 2021, all of which were accrued as of December 31, 2021 and paid on January 15, 2022.
On March 18, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2022, which is scheduled to be paid on April 15, 2022.
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C common stock to them. The total fees incurred for board services and paid by the Company for the years ended December 31, 2021 and 2020, is as follows:

	December 31,
Board of Directors Compensation	2021	2020
Cash paid for services rendered	$147,500	$50,000
Value of shares issued for services rendered	357,500	357,083
Total	$505,000	$407,083

Number of shares issued for services rendered	15,191	16,786
As of December 31, 2020, $21,250 was accrued for the fourth quarter of 2020 services and was paid in cash during January 2021.
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees of $263,971 for both years ended December 31, 2021 and 2020.
Transactions with Other Related Parties
Effective February 3, 2020, the Company's indirect subsidiary, Modiv Advisors, LLC, became the advisor to BRIX REIT, Inc., a REIT originally sponsored by BrixInvest, which also sponsored the Company until the Self-Management Transaction on December 31, 2019. During the years ended December 31, 2021 and 2020, no business transactions occurred between the Company and BRIX REIT, Inc. other than minor expenses advanced.

On March 2, 2020, the Company borrowed a total of $4,000,000, secured by mortgages on its two Chevron properties, from the Company's former Chairman, Mr. Wirta. The Company's conflicts committee approved the terms of these mortgages which bore interest at an annual rate of 8% and were scheduled to mature on June 2, 2020. On June 1, 2020, the maturity date of these mortgages was extended to September 1, 2020 on the same terms, along with an option for a further extension to November 30, 2020 at the Company’s election prior to August 18, 2020, which the Company elected not to exercise. On July 31, 2020 and August 28, 2020, the mortgages secured by the Chevron San Jose, California property and Chevron Roseville, California property, each for $2,000,000, were repaid along with all related accrued interest.
Due to Affiliates
In connection with the Self-Management Transaction, the Company assumed two notes payable aggregating $630,820 on December 31, 2019 owed to Mr. Wirta, the Company's former Chairman. The notes payable had identical terms including a fixed interest rate of 10% paid semi-monthly and a maturity date of April 23, 2020. The remaining principal amount of $218,931 due for each note, aggregating $437,862, was paid on the maturity date. The repayments are included in the change in due to affiliates in the accompanying statement of cash flows for the year ended December 31, 2020.
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
Tenant Improvements
Pursuant to lease agreements, as of December 31, 2021 and 2020, the Company had obligations to pay $189,136 and $60,598, respectively, for on-site and tenant improvements to be incurred by tenants. As of December 31, 2021 and 2020, the Company had $2,281,462 and $92,684, respectively, of restricted cash held to fund other building improvements, tenant improvements and leasing commissions. Pursuant to the refinancing of the related mortgage notes payable on January 18, 2022 as discussed in Note 13, the restricted cash as of December 31, 2021 was released.
Redemption of Common Stock
The Company had a share repurchase program that enabled qualifying stockholders to sell their Class C common stock or Class S common stock to the Company in limited circumstances. On November 2, 2021, the Company's board of directors terminated the Company's Reg A Offering and the share repurchase program effective upon the close of business on November 24, 2021 and directed management to seek a listing of the Company's Class C common stock on a national securities exchange in early 2022. The maximum amount of common stock able to be repurchased per month was limited to no more than 2% of the Company’s most recently determined aggregate NAV. Repurchases for any calendar quarter were limited to no more than 5% of the Company's most recently determined aggregate NAV. The foregoing repurchase limitations were based on “net repurchases” during a quarter or month, as applicable. Thus, for any given calendar quarter or month, the maximum amount of repurchases during that quarter or month was equal to (1) 5% or 2% (as applicable) of the Company’s most recently determined aggregate NAV, plus (2) proceeds from sales of new shares in the Pre-Listing Registered Offerings and Class S Offering (including purchases pursuant to its Registered DRP Offering) since the beginning of a current calendar quarter or month, less (3) repurchase proceeds paid since the beginning of the current calendar quarter or month.
The Company had the discretion to repurchase fewer shares than had been requested to be repurchased in a particular month or quarter, or to repurchase no shares at all, in the event that it lacked readily available funds to do so due to market conditions beyond the Company’s control, its need to maintain liquidity for its operations or because the Company determined that investing in real property or other investments was a better use of its capital than repurchasing its shares. In the event that the Company repurchased some but not all of the shares submitted for repurchase in a given period, shares submitted for repurchase during such period were repurchased on a pro-rata basis, subject to any Extraordinary Circumstance Repurchase (defined below).
The Company had the discretion, but not the obligation, under extraordinary market or economic circumstances, to make a special repurchase in equal, nominal quantities of shares from all stockholders who had submitted share repurchase requests during the period (“Extraordinary Circumstance Repurchase”). Extraordinary Circumstance Repurchases preceded any pro rata share repurchases that were made during the period.

See Note 13 for details regarding the Company's 2022 share repurchase program.
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
On September 18, 2019, a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles (the “State Court Action”), against the former advisor by Clay Kramer, one of the former advisor's former employees. Kramer was previously the former advisor's Chief Digital Officer, who along with six other employees was subject to a reduction in force, communicated to all in advance, that was a result of financial constraints of the former advisor which necessitated the elimination of numerous job positions in May 2019. In the lawsuit, Kramer claimed he was terminated in retaliation for his purported whistleblowing with respect to alleged attempts to plagiarize materials and for alleged misleading statements made by the former advisor. In September 2020, the State Court Action was removed to the United States District Court, Central District of California (“U.S. District Court” and, together with the “State Court Action”, the “Kramer Matter”). On June 14, 2021, the U.S. District Court scheduled a jury trial commencing April 11, 2022. The Company is not a party to the lawsuit. On March 10, 2022, the former advisor and Kramer entered into a confidential short-form settlement agreement with respect to the Kramer Matter and the settlement amount will be paid by the former advisor’s insurance.
NOTE 12. OPERATING PARTNERSHIP UNITS
Class M OP Units
On September 19, 2019, the Company, the Operating Partnership, BrixInvest and Daisho OP Holdings, LLC, a formerly wholly-owned subsidiary of BrixInvest (“Daisho”), which was spun off from BrixInvest on December 31, 2019, entered into a contribution agreement pursuant to which the Company agreed to acquire substantially all of the net assets of BrixInvest in exchange for 657,949.5 Class M OP Units in the Operating Partnership and assumed certain liabilities (the “Self-Management Transaction”). As a result of the Self-Management Transaction, the Company became self-managed and eliminated all fees for acquisitions, dispositions and management of its properties, which were previously paid to its former external advisor. The consideration transferred as of December 31, 2019 was determined to have a fair value of $50,603,000 based on a probability weighted analysis of achieving the requisite assets under management (“AUM”) and adjusted funds from operations (“AFFO”) hurdles.
The Class M OP Units were issued to Daisho on December 31, 2019 in connection with the Self-Management Transaction and are non-voting, non-dividend accruing, and were not able to be converted or exchanged prior to the one-year anniversary of the Self-Management Transaction. Investors holding units in BrixInvest received Daisho units in a ratio of 1:1 for an aggregate of 657,949.5 Daisho units. During 2020, Daisho distributed the Class M OP Units to its members. The Class M OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction will vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction. As of December 31, 2021, no Class M OP Units had been converted to Class C OP Units.
In the event that Class M OP Units are converted into Class C OP Units prior to December 31, 2023, such Class M OP Units shall be exchanged at the rate indicated below:

Date of Exchange	Early Conversion Rate
From December 31, 2020 to December 30, 2021	50% of the Class M conversion ratio
From December 31, 2021 to December 30, 2022	60% of the Class M conversion ratio
From December 31, 2022 to December 30, 2023	70% of the Class M conversion ratio
As of December 31, 2021, no Class M OP Units had been converted to Class C OP Units.

The Class M OP Units are eligible for an increase in the conversion ratio (conversion ratio enhancement) if the Company achieves both of the targets for AUM and AFFO in a given year as set forth below:

	Hurdles
	AUM	AFFO	Class M
	($ in billions)	Per Share ($)	Conversion Ratio
Initial Conversion Ratio			1:1.6667
Fiscal Year 2021	$0.860	$1.77	1:1.9167
Fiscal Year 2022	$1.175	$1.95	1:2.5000
Fiscal Year 2023	$1.551	$2.10	1:3.0000
The hurdles for AUM and AFFO per share were not met for fiscal year 2021. Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the Listed Offering price of $25.00, a Class M OP Unit would be valued at $41.67 (unaudited). This value does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units, as discussed above, and the Class P OP Units, as discussed below.
Class P OP Units
The Company issued the Class P OP Units described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Amended OP Agreement”)), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
The Company issued a total of 56,029 Class P OP Units to Aaron S. Halfacre, the Company’s Chief Executive Officer and President, and Raymond J. Pacini, the Company's Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to both executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense.
During the years ended December 31, 2021 and 2020, the Company amortized and charged $355,134 to stock compensation expense for both periods for Class P OP Units. The unamortized value of these units was $799,051 as of December 31, 2021.
Under the Amended OP Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as a noncontrolling interest in the Operating Partnership representing a combined total of approximately 13% of the equity in the Operating Partnership as of December 31, 2019.

Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 40,000 Class R OP Units to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 170,667 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 33,333 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 116,000 Class R OP Units were granted to the rest of the employees of the Company for a total of 360,000 Class R OP Units granted. All Class R OP Units granted vest on January 25, 2024 and are then mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1 which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. The Company has concluded that as of each quarter end, including December 31, 2021, achieving the performance target is not deemed probable and will adjust compensation expense prospectively if achieving the enhancement is deemed probable in the future.
Stock compensation expense related to the 360,000 Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and is being recognized over the three-year vesting period. During the year ended December 31, 2021, 26,657 Class R OP Units were forfeited due to the departure of employees. During the year ended December 31, 2021, the Company amortized and charged $2,032,247 to stock compensation expense for the Class R OP Units since the grant date, net of the reversal of the previous amortization of the 26,657 forfeited units. The unamortized value of the remaining 333,343 units was $4,493,109 as of December 31, 2021.
NOTE 13. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the consolidated financial statements are issued. Significant subsequent events are described below:
Listed Offering
On February 10, 2022, the Company and the Operating Partnership entered into an underwriting agreement (the “Class C Common Stock Underwriting Agreement”) with B. Riley Securities, Inc., as the underwriter listed on Schedule I thereto, pursuant to which the Company agreed to issue and sell 40,000 shares of the Company’s Class C common stock, $0.001 par value per share in an underwritten Listed Offering at a price per share of $25.00. On February 15, 2022, the Company completed the Listed Offering of its Class C common stock, and in connection with the Listed Offering, the Company sold to Mr. Wirta, the Company’s former Chairman, all 40,000 shares of its Class C common stock at $25.00 per share for estimated aggregate net proceeds of $114,500, after deducting the underwriting discount of $70,000, and other offering costs of $815,500. The primary purpose of the Listed Offering was to provide liquidity to the Company’s existing stockholders. The shares of Class C common stock began trading on the NYSE on February 11, 2022 under the ticker symbol “MDV.” In connection with the Listed Offering and upon the listing on the NYSE, each share of the Company's Class S common stock was converted into Class C common stock.
Preferred Stock Dividends
On January 18, 2022, the Company paid its Series A Preferred Stock dividends payable of $1,065,278 for the fourth quarter of 2021, including the $143,403 accrued dividends as of September 30, 2021, which were declared by the Company’s board of directors on November 11, 2021.
On March 18, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2022, which are scheduled to be paid on April 15, 2022.
Common Stock Distributions
On September 30, 2021, the Company's board of directors authorized monthly distributions payable to common stockholders of record as of December 31, 2021, which were paid in the amount of $730,445 on January 5, 2021, based on the daily distribution rate of $0.00315070 per share per day of Class C and Class S common stock, which reflects an annualized distribution rate of $1.15 per share.

On January 5, 2022, the Company's board of directors declared a 13th distribution for 2021 to its common stockholders since the Company’s AFFO exceeded 110% of distributions declared for the year ended December 31, 2021. The 13th distribution was based on the outstanding shares of common stock held by stockholders on the record date of January 6, 2022 using the following formula: (i) the daily amount of the 13th distribution divided by 365 days (ii) multiplied by the number of days such shares of common stock were held by such stockholder from January 1, 2021 through December 31, 2021 which aggregated $732,965. Stockholders were only eligible for the 13th distribution if they held such shares as of the close of business on the record date.
On January 27, 2022, the Company's board of directors authorized monthly distributions payable to common stockholders of record as of January 31, 2022, which were paid by issuing 20,097 shares of Class C common stock and cash payments of $454,424 on February 25, 2022, including $125,770 of distributions paid in cash for the Class C OP Units granted as payment by the Company for the acquisition of the KIA property as discussed below. The monthly distributions amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On February 17, 2022, the Company's board of directors authorized monthly distributions payable to common stockholders of record as of February 28, 2022, and March 31, 2022, which will be paid on or about March 25, 2022, and April 25, 2022, respectively. The current monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On March 18, 2022, the Company’s board of directors authorized monthly distributions payable to common stockholders of record as of April 29, 2022, May 31, 2022 and June 30, 2022, which will paid on or about May 25, 2022, June 27, 2022 and July 25, 2022, respectively. The current monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
2022 Share Repurchase Program
On February 15, 2022, the Company's board of directors authorized up to $20,000,000 in repurchases of its outstanding shares of common stock through December 31, 2022. Purchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. From February 15, 2022 through March 22, 2022, the Company repurchased a total of 42,339 shares of its common stock for a total of $702,611 under this share repurchase program.
2022 Distribution Reinvestment Plan
On February 15, 2022, the Company's board of directors amended and restated the DRP with respect to the Class C common stock to change the purchase price at which the Class C common stock is issued to stockholders who elect to participate in the DRP. The purpose of this change was to reflect the fact that the Company's Class C common stock is now listed on the NYSE and no longer priced based on NAV per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C common stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for the Class C Common Stock issued directly by the Company will be 97% (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C common stock. This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C common stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C common stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid by DRP participants for each share of Class C common stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022.

Real Estate Acquisitions
On January 18, 2022, the Company completed the acquisition of one of the three largest KIA auto dealership properties in the U.S., located on Interstate 405 in Carson, California, for $69,275,000 in an ‘‘UPREIT’’ transaction wherein the seller received 1,312,382 Class C OP Units for approximately 47% of the property value and the Company repaid a $36,465,449 existing mortgage, including accrued interest, on the property with a draw on the Facility (as defined below) provided by KeyBank National Association (‘‘KeyBank’’) and a syndicate of lenders enumerated below. The purchase price represents a 5.70% cap rate and the property has a 25-year lease with annual rent escalations of 2%.
On January 31, 2022, the Company acquired an industrial property and related equipment in Saint Paul, Minnesota that is used in indoor vertical farming for $8,079,000. The purchase price represents a 7.00% initial cap rate for the 20-year lease with annual rent escalations of 2.5%. The Company funded this acquisition with a portion of the proceeds from its offering of Series A Preferred Stock in September 2021. The tenant is Kalera, Inc., which was introduced to the Company by Curtis B. McWilliams, one of our independent directors. Since Mr. McWilliams is serving as the Interim Chief Executive Officer of Kalera, Inc., all of the disinterested members of our board of directors approved this transaction.
On March 4, 2022, the Company entered into a purchase and sale agreement to acquire eight industrial properties leased to Lindsay Precast, LLC (“Lindsay”) in a sale and leaseback transaction, which is expected to have a 25-year lease term and 2% annual rent increases. Lindsay is an industry-leading precast concrete manufacturer and steel fabricator with a 60-year operating history. These properties are used in outdoor storage and manufacturing, and are located in Ohio, Colorado, North Carolina, South Carolina and Florida. The purchase price is $53,350,000, which reflects a cap rate of 6.65%, and the Company expects to complete this purchase in April 2022, subject to completion of due diligence and customary closing conditions. The Company plans to fund the purchase with a draw on the Company’s Facility and available cash on hand. There can be no assurances that the Company will be able close this transaction.
Real Estate Dispositions
On February 11, 2022, the Company completed the sale of two medical office properties in Dallas, Texas and Richmond, Virginia leased to Texas Health and Bon Secours, respectively, and one medical industrial property in Richmond, Virginia leased to Omnicare for an aggregate sales price of $26,000,000, which generated net proceeds of $11,883,639 after payment of commissions, closing costs and existing mortgages.
On February 24, 2022, the Company completed the sale of a medical office property in Orlando, Florida leased to Accredo for a sales price of $14,000,000, which generated net proceeds of $5,000,941 after payment of the commission, closing costs and repayment of the existing mortgage.
Extension of Leases
Effective January 12, 2022, the Company extended the lease term of its Cummins property located in Nashville, Tennessee from March 1, 2023 to February 28, 2024 with a 2% increase in minimum annual rent commencing March 1, 2023. Cummins accepted the extension of the lease term and possession of the property on an "AS-IS" basis. The Company also granted to Cummins an option to extend the lease term for an additional five years commencing March 1, 2024 and paid a leasing commission of $30,000 in connection with this extension.
Effective January 26, 2022, the Company also extended the lease term of its ITW Rippey property located in El Dorado Hills, California from August 1, 2022 to July 31, 2029 with a 6% increase in annual rent commencing August 1, 2022 and 3% annual escalations thereafter. The Company also agreed to provide a tenant improvements allowance of $481,250 in connection with this extension and granted ITW Rippey an option to extend the lease term for an additional five years commencing August 1, 2029. The Company is entitled to a 5% supervisory fee of the cost of the tenant improvements.
Effective March 4, 2022, the Company extended the lease term of its Williams Sonoma property located in Summerlin, Nevada from October 31, 2022 to October 31, 2025 with a 4% increase in annual rent commencing November 1, 2022 and 2.7% annual escalations thereafter. The Company also agreed to provide the tenant with one month of free rent, an inducement payment of $100,000 and tenant improvements allowance of $166,450 in connection with this extension and will pay a leasing commission of $90,383 in connection with this extension.

Credit Agreement
On January 18, 2022, the Company's Operating Partnership entered into a $250,000,000 credit agreement (‘‘Credit Agreement’’) providing for a $100,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’), and a $150,000,000 five-year term loan with KeyBank and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), including KeyBank as Agent for the Lenders (in such capacity, the ‘‘Agent’’), BMO Capital Markets, Truist Bank and The Huntington National Bank as Co-Syndication Agents (the “Co-Syndication Agents”) and KeyBanc Capital Markets Inc., BMO Capital Markets, Inc., Truist Securities, Inc. and The Huntington National Bank as Joint-Lead Arrangers (the “Lead Arrangers”) (the ‘‘Term Loan’’ and together with the ‘‘Revolver,’’ the ‘‘Facility’’). The Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.
The Facility is priced on a leverage-based pricing grid that fluctuates based on the Company’s actual leverage ratio. If the Company's leverage ratio is below or equal to 50%, the interest rate on the Revolver will be 175 basis points over the Secured Overnight Financing Rate (‘‘SOFR’’) plus a 10 basis points credit adjustment, which would equate to a floating interest rate of 1.90% as of December 31, 2021. The Facility includes customary covenants, including minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds and maximum leverage of 60% of the Company's borrowing base.
The Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by the Company, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Facility, the Company and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which the Company and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
While the Facility allows for borrowings up to 60% of the Company's borrowing base and the Company's board of directors has approved a maximum leverage ratio of 55% of the aggregate fair value of the Company's real estate properties plus its cash and cash equivalents, over the near term the Company is targeting leverage of 40% with a long term goal of lower leverage, and the Company does not plan to allow its leverage ratio to exceed 45% in order to minimize the interest rate payable on the Revolver and the Term Loan. The Company also has the right to increase the Facility to a maximum of $500,000,000, subject to customary conditions, including the receipt of new commitments from the Lenders. Subsequent to the Facility drawdown discussed below, on March 8, 2022, the Company prepaid $35,000,000 of the outstanding balance on the Revolver with cash on hand in order to reduce interest expense. Following this prepayment, the Company has availability under the Revolver of approximately $80,000,000 which can be drawn for general corporate purchases, including pending and future acquisitions.
Facility Drawdown
On January 18, 2022, the Company borrowed $155,775,000 from its Facility consisting of $100,000,000 under the Term Loan and $55,775,000 under the Revolver. The Company used a portion of the proceeds from the Facility to pay total commitment and arrangement fees of $2,020,000 to the Agent, the Lenders, the Lead Arrangers and Co-Syndication Agents.
The Company used the additional proceeds from the Facility to repay its previous line of credit, 20 property mortgages, and related interest aggregating $153,428,764, including the $36,465,449 mortgage on the KIA property, which was acquired on January 18, 2022 as discussed above. The 20 mortgages that were paid off were for the following 27 properties: eight Dollar Generals (including Dollar General, California and Dollar General, Big Spring), Northrop Grumman, exp Maitland, Wyndham, Williams Sonoma, EMCOR, Husqvarna, AvAir, 3M, Cummins, Levins, Labcorp, GSA (MHSA), PreK Education, ITW Rippey, Solar Turbines, Wood Group, Gap, L3Harris and Walgreens. After the 20 property mortgages were paid-off, seven property mortgages as of December 31, 2021 remained outstanding, including four property mortgages related to the held for sale assets. Those four mortgages were paid off pursuant to sales of the properties in February 2022 as discussed above.
Termination of Swap Agreements
On January 18, 2022, the Company terminated its four remaining swap agreements related to the mortgage loans on the Company's Wyndham, Williams Sonoma, 3M and Cummins properties, valued at $788,016 as of December 31, 2021, at a total cost of $733,000 in connection with the repayment of these mortgage loans with funds drawn on the Facility, as further described above.

Pro Forma Balance Sheet (Unaudited)
The following illustrates the impact of the January 2022 acquisitions, February 2022 dispositions, the Facility and swap terminations discussed above on the Company’s balance sheet as of December 31, 2021, as if such transactions had occurred as of that date.

	Actual				Pro Forma
	December 31, 2021	Acquisitions (1)	Dispositions (2)	Key Bank Facility	December 31, 2021
Total real estate investments, net	$337,074,025	$77,354,000	$(31,510,762)	$—	$382,917,263
Cash and cash equivalents	55,965,550	(8,079,000)	16,884,580	(496,764)	64,274,366
Restricted cash	2,441,970	—	—	—	2,441,970
Receivable from sale of real property	1,836,767	—	—	—	1,836,767
Tenant receivables	5,996,919	—	—	—	5,996,919
Above-market lease intangibles, net	691,019	—	—	—	691,019
Prepaid expenses and other assets	6,379,099	—	—	2,210,000	8,589,099
Goodwill	17,320,857	—	—	—	17,320,857
Assets related to real estate investments held for sale	788,296	—	(788,296)	—	—
Total Assets	$428,494,502	$69,275,000	$(15,414,478)	$1,713,236	$484,068,260

Mortgage notes payable, net	$173,923,491	$—	$(21,699,912)	$(107,426,459)	$44,797,120
Credit facility	8,022,000	36,465,449	—	111,287,551	155,775,000
Accounts payable, accrued and other liabilities	11,844,881	—	—	(279,188)	11,565,693
Below-market lease intangibles, net	11,102,940	—	—	—	11,102,940
Interest rate swap derivatives	788,016	—	—	(788,016)	—
Liabilities related to real estate investments held for sale	383,282	—	(383,282)	—	—
Total liabilities	206,064,610	36,465,449	(22,083,194)	2,793,888	223,240,753
Total equity	222,429,892	32,809,551	6,668,716	(1,080,652)	260,827,507
Total liabilities and equity	$428,494,502	$69,275,000	$(15,414,478)	$1,713,236	$484,068,260
(1)    Reflects the acquisition of the KIA auto dealership property in Carson, California and the Kalera industrial property in Saint Paul, Minnesota in January 2022.
(2)    Reflects the dispositions of two medical office properties in Dallas, Texas and Richmond, Virginia leased to Texas Health and Bon Secours, respectively, one medical industrial property in Richmond, Virginia leased to Omnicare and one medical office property in Orlando, Florida leased to Accredo in February 2022.

MODIV INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2021

					Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings & Improvements (1)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements (1)	Total	Accumulated Depreciation and Amortization	Net
Dollar General	Litchfield, ME	2015	11-04-2016	610,718	$293,912	$1,104,202	$1,398,114	$—	$293,912	$1,104,202	$1,398,114	$(206,249)	$1,191,865
Dollar General	Wilton, ME	2015	11-04-2016	615,726	212,036	1,472,393	1,684,429	—	212,036	1,472,393	1,684,429	(263,955)	1,420,474
Dollar General	Thompsontown, PA	2015	11-04-2016	615,726	217,912	1,088,678	1,306,590	—	217,912	1,088,678	1,306,590	(198,168)	1,108,422
Dollar General	Mt. Gilead, OH	2015	11-04-2016	610,719	283,578	1,002,457	1,286,035	—	283,578	1,002,457	1,286,035	(189,998)	1,096,037
Dollar General	Lakeside, OH	2015	11-04-2016	610,719	176,515	1,037,214	1,213,729	—	176,515	1,037,214	1,213,729	(194,997)	1,018,732
Dollar General	Castalia, OH	2015	11-04-2016	610,719	154,676	1,033,818	1,188,494	—	154,676	1,033,818	1,188,494	(189,460)	999,034
Dollar General	Bakersfield, CA	1952	12-31-2019	2,224,418	1,099,458	4,061,886	5,161,344	—	1,099,458	4,061,886	5,161,344	(294,265)	4,867,079
Dollar General	Big Spring, TX	2015	12-31-2019	587,961	103,838	1,254,196	1,358,034	—	103,838	1,254,196	1,358,034	(101,937)	1,256,097
Dollar Tree	Morrow, GA	1997	12-31-2019	—	159,829	1,233,836	1,393,665	—	159,829	1,233,836	1,393,665	(141,821)	1,251,844
Northrop Grumman	Melbourne, FL	1986	03-07-2017	6,925,915	1,191,024	12,533,166	13,724,190	128,537	1,191,024	12,661,703	13,852,727	(3,563,252)	10,289,475
Northrop Grumman Parcel	Melbourne, FL	—	06-21-2018	—	329,410	—	329,410	—	329,410	—	329,410	—	329,410
exp US Services	Maitland, FL	1985	03-27-2017	3,255,313	785,801	5,522,567	6,308,368	136,547	785,801	5,659,114	6,444,915	(1,057,244)	5,387,671
Wyndham	Summerlin, NV	2001	06-22-2017	5,493,000	4,144,069	5,972,433	10,116,502	959,213	4,144,069	6,931,646	11,075,715	(1,524,714)	9,551,001
Williams Sonoma	Summerlin, NV	1996	06-22-2017	4,344,000	3,546,745	4,028,821	7,575,566	1,054,532	3,546,745	5,083,353	8,630,098	(1,370,010)	7,260,088
EMCOR	Cincinnati, OH	2010	08-29-2017	2,757,943	427,589	5,996,509	6,424,098	—	427,589	5,996,509	6,424,098	(783,562)	5,640,536
Husqvarna	Charlotte, NC	2010	11-30-2017	6,379,182	974,663	11,879,485	12,854,148	—	974,663	11,879,485	12,854,148	(1,470,745)	11,383,403
AvAir	Chandler, AZ	2015	12-28-2017	19,950,000	3,493,673	23,864,226	27,357,899	—	3,493,673	23,864,226	27,357,899	(2,805,207)	24,552,692
3M	DeKalb, IL	2007	03-29-2018	8,025,200	758,780	16,360,400	17,119,180	576,183	758,780	16,936,583	17,695,363	(4,721,930)	12,973,433
Cummins	Nashville, TN	2001	04-04-2018	8,188,800	3,347,960	12,654,529	16,002,489	73,037	3,347,960	12,727,566	16,075,526	(2,958,875)	13,116,651
Costco	Issaquah, WA	1987	12-20-2018	18,850,000	8,202,915	21,825,853	30,028,768	83,064	8,202,915	21,908,917	30,111,832	(3,957,595)	26,154,237
Taylor Fresh Foods	Yuma, AZ	2001	10-24-2019	12,350,000	4,312,016	32,776,370	37,088,386	—	4,312,016	32,776,370	37,088,386	(2,918,695)	34,169,691
Levins	Sacramento, CA	1970	12-31-2019	2,654,405	1,404,863	3,246,454	4,651,317	—	1,404,863	3,246,454	4,651,317	(441,217)	4,210,100
Labcorp	San Carlos, CA	1974	12-31-2019	5,308,810	4,774,497	5,305,902	10,080,399	—	4,774,497	5,305,902	10,080,399	(408,642)	9,671,757
GSA (MSHA)	Vacaville, CA	1987	12-31-2019	1,713,196	399,062	2,956,321	3,355,383	—	399,062	2,956,321	3,355,383	(277,030)	3,078,353
PreK Education	San Antonio, TX	2014	12-31-2019	4,930,217	963,044	11,932,170	12,895,214	107,840	963,044	12,040,010	13,003,054	(1,086,024)	11,917,030

					Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings & Improvements (1)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements (1)	Total	Accumulated Depreciation and Amortization	Net
Solar Turbines	San Diego, CA	1985	12-31-2019	$2,708,683	$2,483,960	$4,933,307	$7,417,267	$—	$2,483,960	$4,933,307	$7,417,267	$(601,166)	$6,816,101
Wood Group	San Diego, CA	1985	12-31-2019	3,313,133	3,461,256	6,662,918	10,124,174	284,979	3,461,256	6,947,897	10,409,153	(872,499)	9,536,654
ITW Rippey	El Dorado Hills, CA	1998	12-31-2019	2,964,406	787,945	6,587,585	7,375,530	—	787,945	6,587,585	7,375,530	(608,800)	6,766,730
Gap	Rocklin, CA	1998	12-31-2019	3,492,775	2,076,754	6,661,899	8,738,653	53,468	2,076,754	6,715,367	8,792,121	(962,450)	7,829,671
L3Harris	Carlsbad, CA	1984	12-31-2019	6,219,524	3,552,878	8,533,014	12,085,892	208,066	3,552,878	8,741,080	12,293,958	(941,646)	11,352,312
Sutter Health	Rancho Cordova, CA	2009	12-31-2019	13,597,120	2,443,240	28,728,425	31,171,665	30,968	2,443,240	28,759,393	31,202,633	(2,162,503)	29,040,130
Walgreens	Santa Maria, CA	2001	12-31-2019	3,067,109	1,832,430	3,726,957	5,559,387	—	1,832,430	3,726,957	5,559,387	(265,921)	5,293,466
Raising Cane's	San Antonio, TX	2012	07-26-2021	—	1,830,303	1,813,918	3,644,221	—	1,830,303	1,813,918	3,644,221	(53,286)	3,590,935
Arrow Tru-Line	Archbold, OH	1976	12-03-2021	—	778,771	10,739,313	11,518,084	—	778,771	10,739,313	11,518,084	(17,270)	11,500,814
				$152,975,437	$61,005,402	$268,531,222	$329,536,624	$3,696,434	$61,005,402	$272,227,656	$333,233,058	$(37,611,133)	$295,621,925
(1)    Building and improvements include tenant origination and absorption costs.
Notes:
•The aggregate cost of real estate for U.S. federal income tax purposes was approximately $304,086,000 (unaudited) as of December 31, 2021.
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

The following table summarizes the Company’s real estate assets and accumulated depreciation and amortization as of December 31, 2021 and 2020:
MODIV INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2021 and 2020

	2021	2020
Real estate investments:
Balance at beginning of year	$361,547,850	$423,947,488
Acquisitions	15,162,305	—
Improvements to real estate	1,429,075	673,631
Dispositions	(33,965,562)	(26,575,397)
Held for sale	(11,341,609)	(26,230,247)
Impairment of real estate	400,999	(10,267,625)
Balance at end of year	$333,233,058	$361,547,850

Accumulated depreciation and amortization:
Balance at beginning of year	$(32,091,211)	$(20,411,794)
Depreciation and amortization	(13,710,588)	(15,759,199)
Dispositions	3,774,080	2,435,274
Held for sale	4,416,586	1,644,508
Balance at end of year	$(37,611,133)	$(32,091,211)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on March 23, 2022.

MODIV INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AARON S. HALFACRE	Chief Executive Officer, President and Director	March 23, 2022
Aaron S. Halfacre	(principal executive officer)

/s/ ADAM S. MARKMAN	Chairman of the Board and Independent Director	March 23, 2022
Adam S. Markman

/s/ RAYMOND J. PACINI	Executive Vice President, Chief Financial Officer,	March 23, 2022
Raymond J. Pacini	Secretary and Treasurer
(principal financial officer)

/s/ SANDRA G. SCIUTTO	Senior Vice President and Chief Accounting Officer	March 23, 2022
Sandra G. Sciutto	(principal accounting officer)

/s/ ASMA ISHAQ	Independent Director	March 23, 2022
Asma Ishaq

/s/ CURTIS B. MCWILLIAMS	Independent Director	March 23, 2022
Curtis B. McWilliams

/s/ THOMAS H. NOLAN, JR.	Independent Director	March 23, 2022
Thomas H. Nolan, Jr.

/s/ KIMBERLY SMITH	Independent Director	March 23, 2022
Kimberly Smith

/s/ CONNIE TIRONDOLA	Independent Director	March 23, 2022
Connie Tirondola