Form 10-K/A
period 2021-12-31
MODIV INC.
filed 2022-04-25
CIK 1645873

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

Prior to the initial listed offering of the Registrant's Class C common stock, there was no established market for its shares of common stock. On May 5, 2021, the Registrant’s board of directors established an estimated per share net asset value of the Registrant’s Class C common stock and Class S common stock of $24.61. There were 7,490,414 shares of Class C common stock and 63,331 shares of Class S common stock held by non-affiliates as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, for an aggregate market value of $184,339,089 and $1,558,576, respectively, assuming a market value as of that date of $24.61 per share. The Registrant's Class S common stock were converted into Class C common stock when its initial listed offering became effective on February 10, 2022. As of March 31, 2022, there were 7,550,217 outstanding shares of the Registrant’s Class C common stock.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) originally filed on March 23, 2022 (the “Original Filing”) by Modiv Inc. (the “Company,” “we,” “our,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2021. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 of Form 10-K to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

We operate under the direction of our Board of Directors (the “Board of Directors” or the “Board”). The Board of Directors oversees our operations. We currently have seven directors, one of whom is our Chief Executive Officer, Aaron S. Halfacre, and six of whom are independent. For biographical information regarding our directors, see “—Executive Officers and Directors” below.

During 2021, the Board of Directors held nine meetings and acted by unanimous consent on nine occasions. There are three committees of the Board of Directors, each of which is composed entirely of independent directors: the audit committee, the compensation committee and the nominating and corporate governance committee. Information regarding each of these committees is set forth below. During 2021, each of our directors attended at least 75% of the aggregate meetings of the Board and the committees of the Board on which he or she served. Generally, our directors are also encouraged to attend our annual meeting of stockholders each year. Four of our then-current directors attended our 2021 annual meeting of stockholders held on June 30, 2021.

Board Leadership Structure

The composition of the Board of Directors ensures strong oversight by independent directors. Adam S. Markman has been appointed as our Chairman of the Board and, as noted above, our audit committee, compensation committee and the nominating and corporate governance committee are composed entirely of independent directors. Our Company’s management has been led by Mr. Halfacre, our Chief Executive Officer, since January 1, 2019. As Chairman of the Board, Mr. Markman is responsible for leading Board meetings and generally setting the agendas for Board meetings in consultation with Mr. Halfacre and subject to the requests of other directors. Mr. Halfacre is responsible for providing information to the other directors in advance of meetings and between meetings. The direct involvement of Mr. Halfacre in the Company’s operations makes him best positioned to lead strategic planning sessions and determine the time allocated to each agenda item in discussions of our short- and long-term objectives.

The Role of the Board of Directors in our Risk Oversight Process

Our executive officers are responsible for the day-to-day management of risks faced by the Company, while the Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

The audit committee oversees risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The compensation committee discharges the Board of Directors’ responsibilities relating to the compensation of the executive officers. The nominating and corporate governance committee is responsible for overseeing the organization, function and composition of our Board of Directors and its committees, the self-evaluation of the Board as a whole and of the individual directors, and the Board’s evaluation of management. The nominating and corporate governance committee periodically reviews the Company’s corporate governance policies and procedures and, if appropriate, recommends changes to the Board of Directors.

Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks as well as through regular reports directly from the executive officers responsible for oversight of particular risks within our Company.

Executive Officers and Directors

We have provided below certain information about our executive officers and directors. Our Board of Directors currently consists of seven directors, six of whom are independent directors in accordance with the listing standards of the New York Stock Exchange (“NYSE”).

Name(1)	Age(2)	Positions	Year of First Becoming a Director

Aaron S. Halfacre	49	Chief Executive Officer, President and Director	2019

Adam S. Markman	57	Chairman of the Board and Independent Director(3) & (6)	2019

Raymond J. Pacini	66	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	N/A

Asma Ishaq	46	Independent Director(4)	2021

Curtis B. McWilliams	66	Independent Director(3), (4), (5) & (8)	2019

Thomas H. Nolan, Jr.	64	Independent Director(4), (5) & (7)	2019

Kimberly Smith	59	Independent Director(5)	2021

Connie Tirondola	65	Independent Director(3)	2021

(1)	The address of each executive officer and director listed is 120 Newport Center Drive, Newport Beach, CA 92660.

(2)	As of April 18, 2022.

(3)	Member of the audit committee of our Board of Directors.

(4)	Member of the compensation committee of our Board of Directors.

(5)	Member of the nominating and corporate governance committee of our Board of Directors.

(6)	Chair of the audit committee of our Board of Directors.

(7)	Chair of the compensation committee of our Board of Directors.

(8)	Chair of the nominating and corporate governance committee of our Board of Directors.

Mr. Aaron S. Halfacre. Mr. Halfacre has served as our Chief Executive Officer and President and a member of our Board of Directors since January 2019 and has over 25 years of experience in the real estate industry. He has also served as a Director of BRIX REIT, Inc. since January 2019. Mr. Halfacre previously served as Chief Executive Officer and a Director of Rich Uncles Real Estate Investment Trust I (“REIT I”) and Chief Executive Officer and a Manager of our former sponsor and former external advisor from January 1, 2019 through December 31, 2019. Mr. Halfacre has been involved in a myriad of REIT mergers and acquisitions transactions over the course of his career, totaling more than $17 billion in transaction value. From January 2018 to July 2018, Mr. Halfacre served as President of Realty Mogul, Co., a real estate crowdfunding platform, and its affiliates. From April 2016 to July 2021, Mr. Halfacre served as the Co-Founder of Persistent Properties, LLC, which owned and managed a multi-family portfolio. From July 2014 to March 2016, Mr. Halfacre served as President and Chief Investment Officer of Campus Crest Communities, Inc. (NYSE: CCG), a publicly-traded student housing REIT where he was instrumental in the take-private sale to Harrison Street Real Estate Capital. From October 2012 to May 2014, Mr. Halfacre served as Senior Vice President and Head of Strategic Relations at Cole Real Estate Investments, Inc. (NYSE: COLE), a publicly traded net lease REIT and product sponsor (“Cole”). From November 2005 to December 2010, Mr. Halfacre served as the Chief of Staff and Head of Product Development of the real estate group at BlackRock (NYSE: BLK), a global investment management corporation. From June 2004 to November 2005, Mr. Halfacre served as director of investor relations for Green Street Advisors, Inc. (“Green Street”), a premier independent research and advisory firm concentrating on the commercial real estate industry in North America and Europe. Mr. Halfacre holds both Chartered Financial Analyst® and Chartered Alternative Investment Analyst® designations and earned his B.A. in Accounting from College of Santa Fe and an M.B.A. from Rice University. Our Board of Directors has concluded that Mr. Halfacre is qualified to serve as a director by reason of his extensive industry and leadership experience.

Mr. Raymond J. Pacini. Mr. Pacini has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2018 and as our Secretary since September 2019. Mr. Pacini previously served as Executive Vice President, Chief Financial Officer and Treasurer of REIT I and our former sponsor and former external advisor from April 2018 through December 31, 2019. He also served as Executive Vice President, Chief Financial Officer and Treasurer of BRIX REIT, Inc. from April 2018 to October 2019, for which he served as an independent director from November 2017 until April 2018. On January 29, 2020, Mr. Pacini was reappointed as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of BRIX REIT, Inc.. Mr. Pacini’s career as a financial executive spans over 40 years, including over 30 years of commercial and residential real estate experience. Prior to joining the Company, Mr. Pacini held senior leadership roles for a healthcare services company (Northbound Treatment Services, 2013-2018), a developer and homebuilder (California Coastal Communities, Inc. (NASDAQ: CALC), 1998-2011), and a commercial and residential development company (Koll Real Estate Group, Inc. (NASDAQ: KREG), 1993-1998). Mr. Pacini previously served as an independent director for a publicly traded natural resources company (Cadiz Inc. (NASDAQ: CDZI), 2005-2019) and a waste management company (Metalclad Corporation (NASDAQ: MTLC), 1999-2002). Mr. Pacini started his career with PricewaterhouseCoopers LLP and is a licensed CPA (inactive) in the state of Massachusetts. Mr. Pacini was also a National Association of Corporate Directors (NACD) Board Leadership Fellow from 2014 to 2021. Mr. Pacini received his B.A. in Political Science from Colgate University and his M.B.A. from Cornell University.

Mr. Adam S. Markman. Mr. Markman was appointed Non-Executive Chairman of the Board in December 2021 and has served as an independent member of our Board of Directors since January 2019. Since January 2022, Mr. Markman has served as President and Chief Executive Officer of REVIT Impact Capital, a mission-driven investment group deploying capital to make positive environmental, social and governance impacts across real estate platforms. Mr. Markman served as Executive Vice President, Chief Financial Officer and Treasurer of Equity Commonwealth (NYSE: EQC), a REIT primarily investing in office properties, from July 2014 to March 2021. Mr. Markman served as Managing Director of Green Street from 1994 to 2014. While at Green Street, Mr. Markman headed the firm’s consulting and advisory practice, played a key role in the firm’s investment arm for real estate investment trusts and previously led the firm’s retail and lodging research efforts. Mr. Markman has also served as a real estate consultant at Kenneth Leventhal & Co. Mr. Markman was a member of Green Street’s board of directors, currently sits on Mark IV Capital’s board of directors and is an adviser to Twin Rock Partner’s Housing Fund. He is also a member of the National Association of Real Estate Investment Trusts and the Urban Land Institute. Mr. Markman earned his M.B.A. in Finance/Real Estate from Columbia University and a B.A. from U.C. Berkeley. Our Board of Directors has concluded that Mr. Markman is qualified to serve as an independent director by reason of his extensive experience in the real estate business.

Ms. Asma Ishaq. Ms. Ishaq has served as an independent member of our Board of Directors since December 2021. Since January 2018, Ms. Ishaq has served as the Chief Executive Officer of Modere, an omnichannel, live clean, global lifestyle brand whose advanced science portfolio of beauty and personal care, health and wellness, and household products is currently sold in 44 international markets. Ms. Ishaq was appointed CEO one year after Modere acquired Jusuru International, the company she co-founded in 2009 to market Liquid BioCell®, the line of liquid collagen and hyaluronic acid nutraceuticals, nutricosmetics and skincare products she had developed and patented. Under her leadership, Modere is performing at record profitability, growth, and revenue. In 2021, Modere was named the top company on the Women Presidents Organization and JP Morgan Chase's 14th annual list of 50 Fastest Growing Women-Owned/Led Companies, after having debuted at no. 3 on the prestigious list in 2020. Modere also was ranked on Newsweek’s 2021 list of 100 Most Loved Workplaces and Ms. Ishaq earned the CEO Forum’s Transformational CEO 2021 award in ecommerce/health & beauty and recognition as a Forbes Top 10 CEO. NutraIngredients named Ms. Ishaq NutraChampion in 2020, honoring her lifetime achievement and contribution to the nutrition/natural products industry. Prior to her current ventures, Ms. Ishaq worked for BlackRock, Inc. (NYSE: BLK). Ms. Ishaq earned her B.A. in Psychology and Business from the University of California, Berkeley and received an M.B.A. with a dual concentration in Finance and Marketing from Rice University as a Ben F. Love scholar. She is the recipient of Rice University’s Alumni Industry Excellence Award in Entrepreneurship. Our Board of Directors has concluded that Ms. Ishaq is qualified to serve as an independent director by reason of her experience as a successful entrepreneur and chief executive officer.

Mr. Curtis B. McWilliams. Mr. McWilliams has served as an independent member of our Board of Directors since January 2019. Mr. McWilliams has served as the Interim Chief Executive Officer of Kalera AS since December 2021, and is expected to serve as non-executive Chairman of the Board of Kalera S.A. following the merger of Kalera AS into Kalera S.A. which is expected to be completed in the second quarter of 2022. Mr. McWilliams has served as the non-executive Chairman of the Board of directors of Ardmore Shipping Corporation (NYSE: ASC) since January 2019 and a director since January 2016. Mr. McWilliams was also Lead Director of Braemar Hotels & Resorts Inc. (NYSE: BHR) from November 2013 until July 2019 and will continue to be a member of the board of directors and chair of the audit committee until his term expires in May 2022. Mr. McWilliams was also an independent director of Campus Crest Communities, Inc. (NYSE: CCG) from May 2015 to March 2016. Mr. McWilliams is a real estate industry veteran with over 25 years of experience in finance and real estate. He retired from his position as President and Chief Executive Officer of CNL Real Estate Advisors, Inc. in 2010 after serving in the role since 2007. Mr. McWilliams was also the President and Chief Executive Officer of Trustreet Properties Inc. (NYSE: TSY) from 1997 to 2007, and a director of the company from 2005 to 2007. He served on the board of directors and as the Audit Committee Chairman of CNL Bank from 1999 to 2004 and has over 13 years of investment banking experience at Merrill Lynch & Co. Mr. McWilliams holds an M.B.A., with a concentration in Finance, from the University of Chicago Graduate School of Business, and a Bachelor of Science in Engineering in Chemical Engineering from Princeton University. Our Board of Directors has concluded that Mr. McWilliams is qualified to serve as an independent director by reason of his extensive experience in the real estate business and investment banking.

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

Ms. Kimberly Smith. Ms. Smith has served as an independent member of our Board of Directors since December 2021. From April 2014 to September 2018, she served in various senior legal roles for Prudential Financial, Inc. (NYSE: PRU), most recently as the Chief Legal Officer for Workplace Solutions, and Prudential Retirement from April 2017 to September 2018 before retiring. Prior to Prudential, from November 2010 to February 2014, Ms. Smith served in various senior legal roles for Cole, most recently as Executive Vice President and General Counsel. While at Cole, she played an integral role in the company’s internalization of its external manager and subsequent listing on the NYSE, as well as structured several mergers and advised on the development and distribution of multiple non-listed REIT offerings. Ms. Smith also served as General Counsel for World Group Securities, Inc. (merged into Transamerica Financial Advisors) from 2008 to 2010, Deputy General Counsel for ING Americas from 2004 to 2007, Chief Counsel for ING Americas from 2001 to 2003, and she was a Partner with Sutherland Asbill & Brennan LLP (now Eversheds Sutherland) in the Financial Services practice group from 1996 to 2001. Ms. Smith earned her B.A. in History from the College of William & Mary and received her J.D. from Harvard Law School. Our Board of Directors has concluded that Ms. Smith is qualified to serve as an independent director by reason of her extensive experience in the financial services and real estate industries.

Ms. Connie Tirondola. Ms. Tirondola has served as an independent member of our Board of Directors since December 2021. Since May 2020, she has served as Executive Vice President for Citco Fund Services, where she manages client relationships for real estate, infrastructure and timber/agriculture funds. From June 2017 to May 2020, Ms. Tirondola was a Managing Director, Global Account Leader for CBRE Accounting & Reporting Solutions where she oversaw the fund accounting and investment oversight process for outsourced relationships with large real estate asset managers. She also served as Managing Director, Head of Real Estate Fund Accounting in the U.S. for BlackRock Realty (NYSE: BLK) from June 2005 to June 2017, Vice President & Controller for Sentinel Real Estate Corporation from May 2004 to June 2005, Vice President & Controller for Olayan America Corporation from September 2002 to May 2004 and Senior Vice President, Investment Management for Prudential Financial Inc. (NYSE: PRU) from December 1984 to February 2002. Ms. Tirondola earned her B.A. in Accounting/Economics from Rutgers University and is a licensed Certified Public Accountant. Our Board of Directors has concluded that Ms. Tirondola is qualified to serve as an independent director by reason of her extensive experience in the real estate business, as well as her accounting and finance acumen.

Other Key Officers

Ms. Sandra G. Sciutto. Ms. Sciutto, age 62, has served as our Senior Vice President and Chief Accounting Officer since July 2018 and brings 33 years of real estate experience to our Company. Ms. Sciutto has also served as Senior Vice President and Chief Accounting Officer for BRIX REIT, Inc. since July 2018 and served as Senior Vice President and Chief Accounting Officer for REIT I from July 2018 until December 2019 and as an independent director of BRIX REIT, Inc. from April 2018 until July 2018. From October 2016 to June 2018, Ms. Sciutto served as Chief Financial Officer for Professional Real Estate Services Inc., a privately held, full-service commercial real estate investment and operating company based in Orange County, California. From November 2012 to April 2016, Ms. Sciutto served as Chief Financial Officer and investment committee member for Shopoff Realty Investments, L.P., a real estate developer and real estate fund sponsor. From 1998 to 2012, Ms. Sciutto served as Chief Financial Officer of California Coastal Communities, Inc. (“CALC”, NASDAQ: CALC). From 1993 until 1998, Ms. Sciutto was the Controller of CALC and its predecessor companies Koll Real Estate Group, Inc. (NASDAQ: KREG) and The Bolsa Chica Company (NASDAQ: BLSA). Ms. Sciutto also has five years of experience as a certified public accountant with the accounting firm of KPMG LLP and is a licensed CPA (inactive) in the state of California. Ms. Sciutto received her Bachelor of Science in Business Administration with a concentration in Accounting from Cal Poly State University, San Luis Obispo in 1982.

Mr. William R. Broms. Mr. Broms, age 43, has served as our Chief Investment Officer since September 2020 and brings 20 years of real estate experience to our Company. Mr. Broms previously served as our Senior Managing Director - Acquisitions from March 2018 until September 2020. Mr. Broms has also served as the Chief Executive Officer and President of BRIX REIT, Inc. since October 2019. From February 2014 until March 2018, Mr. Broms founded and led Realty Dividend, LLC, an investment firm that developed net-lease assets and invested in single and multi-family properties. From August 2010 to February 2014, Mr. Broms served as Senior Director of Acquisitions at Cole, where he directed the investment of sale-leaseback capital for leveraged buyouts and recapitalizations to corporations and private equity sponsors. From February 2007 to August 2010, Mr. Broms served as Director of Acquisitions at Realty Income Corporation (NYSE: O), a S&P 500 publicly-traded net-lease REIT. Mr. Broms holds a Bachelor of Science in Finance from the Geis College of Business at the University of Illinois and an M.B.A. from Regis University in Denver, Colorado.

Mr. David Collins. Mr. Collins, age 70, has served as our Chief Property Officer since September 2020 and brings 35 years of real estate experience to our Company, where he previously provided consulting advice from February 2019 to September 2020. Mr. Collins was a Principal and Consultant with DFX Ventures, LLC from April 2018 to September 2020. He served as Executive Vice President, Portfolio Management for InvenTrust Properties Corp. (NASDAQ: IVT) from November 2014 to March 2018, Senior Vice President, Asset/Property Management for VEREIT, Inc. (NYSE: VER) from August 2010 to October 2014 and Senior Vice President, Asset Management for Carlyle Development Group from April 2006 to January 2009. Mr. Collins earned a Bachelor of Science in Accounting from Arizona State University.

Mr. John Raney. Mr. Raney, age 41, has served as our Chief Legal Officer and General Counsel since September 2020. He brings over 12 years of legal, mergers and acquisitions and capital markets experience to our Company. Mr. Raney was a Partner with Acceleron Law Group, LLP from June 2020 to September 2020, a Partner with Massumi & Consoli LLP from June 2018 to May 2020, Counsel at O’Melveny & Myers LLP from May 2015 to June 2018 and an Associate with Latham & Watkins LLP from October 2008 to April 2015. Mr. Raney earned his B.A. at Boston College and his J.D. from the University of California, Los Angeles – School of Law. Mr. Raney is a licensed attorney in the State of California.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and any persons beneficially owning more than 10% of any registered class of our equity securities (collectively, the “insiders”) to report their initial ownership of those securities and most changes in that ownership to the Securities and Exchange Commission (the “SEC”). To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company by the insiders or written representations from the insiders that no other reports were required with respect to the year ended December 31, 2021, all insiders timely filed all Section 16(a) reports required to be filed by them for 2021, with the exception of the following reports that were not filed timely:

The Company discovered in March 2022 that Forms 4 for each of our directors for the period from December 21, 2021 through March 1, 2022 had been timely filed but due to a data entry error did not reflect the Company’s CIK code. In addition, a Form 4 filed on behalf of Mr. Nolan on September 24, 2021 was also timely filed but due to a data entry error did not reflect the Company’s CIK Code. These reports were not visible on the Company’s SEC file. On March 28, 2022, the Company discovered that the last successful Form 4 filings were on November 24, 2021. After inquiry, the Company determined that the delinquent Forms 4 contained an incorrect CIK identifier due to a transposition error and proceeded to correct this error and refile the Forms 4. The following table summarizes the delinquent Form 4 filings:

Name of Director	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

Aaron S. Halfacre	4	4

Adam S. Markman	4	4

Asma Ishaq	5	4

Curtis B. Williams	4	4

Thomas H. Nolan, Jr.	5	5

Kimberly Smith	5	4

Connie Tirondola	5	4

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is posted in the Documents - Corporate Governance section of our website at www.modiv.com. The information contained on this website is not part of, or incorporated by reference in, this Amendment. To the extent required by SEC rules, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the Documents - Corporate Governance section of our website.

The Audit Committee

Our audit committee’s function is to assist the Board of Directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, (iv) the selection, appointment and compensation of our independent registered public accounting firm and (v) our independent registered public accounting firm’s qualifications, performance and independence. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee charter is available in the Investor Relations – Governance – Governance Documents section of our website at www.modiv.com. The information contained on this website is not part of, or incorporated by reference in, this Amendment.

The members of the audit committee are Mr. Markman (Chairman), Mr. McWilliams and Ms. Tirondola. All of the members of the audit committee are “independent” as defined by the NYSE and applicable rules of the SEC. All members of the audit committee are financially literate, and the Board of Directors has determined that Mr. Markman satisfies the SEC’s requirements for an “audit committee financial expert.”

The audit committee was formed in May 2017. During 2021, the audit committee held four meetings.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

This discussion outlines our executive compensation policies and decisions as they relate to the Company’s named executive officers. The named executive officers for 2021 were Aaron S. Halfacre, our Chief Executive Officer and President, and Raymond J. Pacini, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer.

Prior to December 31, 2019, we did not employ our executive officers, and our executive officers did not receive compensation directly from us for services rendered to us. Our executive officers were officers and/or employees of, and in some cases held an ownership interest in our former sponsor, and our executive officers were compensated by our former sponsor, in part, for their services to us.

As a result of our acquisition of the business of our former sponsor and internalization of management (the “Self-Management Transaction”) which closed on December 31, 2019, starting January 1, 2020, our executive officers are employed with us and receive compensation directly from us for services rendered. Messrs. Halfacre and Pacini received annual salaries of $250,000 and $275,000, respectively, during 2021.

On January 25, 2021, the compensation committee of our Board of Directors recommended, and our Board of Directors approved, the grant of 40,000 restricted units of Class R limited partnership interest (the “Class R OP Units”) in Modiv Operating Partnership, LP, our operating partnership (the “Operating Partnership”), to Mr. Halfacre for his 2020 compensation and 170,667 Class R OP Units as equity incentive compensation for the next three years, and the grant to Mr. Pacini of 33,333 Class R OP Units as equity incentive compensation for the next three years and a cash bonus of $175,000 for 2020 which was paid during the first quarter of 2021. The Class R OP Units fully vest on March 31, 2024 and are then convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. At this time, we cannot reasonably estimate the probability of achieving these performance hurdles.

In connection with the Self-Management Transaction, on December 31, 2019, we entered into restricted units award agreements (each, an “Award Agreement”) with each of Messrs. Halfacre and Pacini regarding the grant of a number of units of Class P limited partnership interest in the Operating Partnership (the “Class P OP Units”). Mr. Halfacre was granted a total of 40,000 Class P OP Units and Mr. Pacini was granted a total of 16,029 Class P OP Units, of which 11,024 Class P OP Units and 2,953 Class P OP Units were issued to Messrs. Halfacre and Pacini, respectively, in connection with their entry into restrictive covenant agreements in consideration for the stock portion of their 2020 equity incentive compensation. Mr. Halfacre also independently purchased a total of 25,097 units of Class M limited partnership interest in the Operating Partnership (the “Class M OP Units”) from other investors during 2019 and 2020. Following the listing of our common stock on the NYSE in February 2022, Mr. Halfacre independently purchased 11,000 shares of our common stock in the open market.

The Class P OP Units and Class R OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (as amended, the “OP Agreement”)), or (3) the date of the employee’s involuntary termination without cause (as defined in the relevant Award Agreement) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to adjustment as provided in the OP Agreement which includes a maximum conversion ratio of 1:3 if the Company achieves the performance hurdles for both assets under management of $1.551 billion and adjusted funds from operations (“AFFO”) of $2.10 per share for the year ending December 31, 2023. At this time, we cannot reasonably estimate the probability of achieving these performance hurdles.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the Company’s named executive officers:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)(2)	Stock Awards ($) (1)(3)(4)	Option Awards ($)	All Other Compensation ($)	Total ($)
Aaron S. Halfacre, Chief Executive Officer and President	2021	250,000	—	3,046,406	—	—	3,296,406
	2020	112,077	—	1,099,840	—	—	1,211,917

Raymond J. Pacini, Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2021	275,000	200,000	594,994	—	—	1,069,994
	2020	275,000	175,000	103,355	—	—	553,355

(1)
Mr. Halfacre elected to receive the balance of his 2020 salary and bonus in 40,000 Class R OP Units, which had a value of $21.00 per Class R OP Unit on the January 25, 2021 grant date. The Class R OP Units will vest on the earlier of (i) March 31, 2024; (ii) a change of control of our Company (as defined in the OP Agreement); or (iii) the date of Mr. Halfacre’s involuntary termination without cause (as defined in Mr. Halfacre’s Award Agreement).

(2)	Mr. Pacini’s cash bonus for 2020 was paid during February 2021 and his cash bonus for 2021 was paid in March 2022.

(3)
See the discussion above regarding the grant of Class P OP Units which were valued based on the $21.00 net asset value per share of our common stock as of December 31, 2020. The value of Class P OP Units attributable to 2020 incentive compensation above was restated from prior disclosure to exclude Class P OP Units that were issued on December 31, 2019 as signing bonuses.

(4)	See the discussion above regarding the grant of Class R OP Units on January 25, 2021 which were valued based on an illiquid security with a $21.00 net asset value per share as of the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to outstanding equity awards held by our named executive officers as of December 31, 2021.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested(1)
Aaron S. Halfacre	40,000	(1)	$1,196,000
	210,667	(2)	$3,779,366
Raymond J. Pacini	16,029	(1)	$479,267
	33,333	(2)	$597,994

(1)
See the discussion above regarding the grant of Class P OP Units. The market value above reflects the Company’s common stock closing price of $17.94 on March 31, 2022 since the Company’s common stock was not publicly traded as of December 31, 2021 and reflects the current conversion ratio of 1:1.6667. If the Company achieves the performance hurdles for both assets under management of $1.551 billion and AFFO of $2.10 per share for the year ending December 31, 2023, the Class P Units would convert into Class C OP Units at the maximum conversion ratio of 1:3 and the value as of March 31, 2022 would be $2,152,800 for Mr. Halfacre and $862,681 for Mr. Pacini. At this time, we cannot reasonably estimate the probability of achieving these performance hurdles.

(2)
See the discussion above regarding the grant of Class R OP Units. The market value above reflects the Company’s common stock closing price of $17.94 on March 31, 2022 since the Company’s common stock was not publicly traded as of December 31, 2021 and reflects the current conversion ratio of 1:1. If the Company achieves the performance hurdles for funds from operations (“FFO”) of $1.05 per share for the year ending December 31, 2023, the Class R Units would convert into Class C OP Units at the maximum conversion ratio of 1:2.5 and the value as of March 31, 2022 would be $9,448,415 for Mr. Halfacre and $1,494,985 for Mr. Pacini. At this time, we cannot reasonably estimate the probability of achieving these performance hurdles. The Class C OP Units are exchangeable for cash or shares of Class C common stock on a 1-for-1 basis, as determined by the Company.

Compensation of Independent Directors

During 2021, each of our non-officer directors was compensated as follows: (i) annual retainer of $40,000 (paid in quarterly installments) payable in cash or, upon election by such director, in shares of Class C common stock; (ii) an annual stock grant of $50,000 (paid in quarterly installments) payable in shares of our Class C common stock; (iii) an annual fee of $10,000 to the lead independent director (this position was eliminated in December 2021 when the Board of Directors elected a Non-Executive Chairman) payable in shares of our Class C common stock; (iv) a monthly fee of $2,500 payable quarterly to our Non-Executive Chairman; and (v) annual committee chair fees of $10,000 for each of the chairs of the audit, compensation and nominating and corporate governance committees, payable in shares of our Class C common stock. The shares issued to directors are restricted securities issued in private transactions in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2) thereof, and the Company has not agreed to file a registration statement with respect to registration of the shares to the directors. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. If a director is also one of our officers, we do not pay any compensation for services rendered as a director.

Non-Officer Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-officer director who served on the Board during the fiscal year ended December 31, 2021. The amounts of the stock awards represent the aggregate grant date fair value of the stock awards in accordance with Financial Accounting Standards Board Accounting Standards Codification, Compensation – Stock Compensation (Topic 718).

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total

Joe F. Hanauer(a)	$10,000	$80,000	$—	$90,000

Asma Ishaq(b)	$3,333	$4,167	$—	$7,500

Adam S. Markman	$12,500	$80,000	$—	$92,500

Curtis B. McWilliams	$40,000	$60,000	$—	$100,000

Thomas H. Nolan, Jr.	$40,000	$60,000	$—	$100,000

Jeffrey Randolph(a)	$35,000	$65,000	$—	$100,000

Kimberly Smith(b)	$3,333	$4,167	$—	$7,500

Connie Tirondola(b)	$3,333	$4,167	$—	$7,500

Raymond E. Wirta(a)	$—	$—	$—	$—

(a)	Messrs. Wirta, Randolph and Hanauer resigned from our board of directors in December 2021 in connection with a refreshment of our board of directors.

(b)	Mses. Ishaq, Smith and Tirondola were elected to our board of directors in December 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

As of March 31, 2022, there is no person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. The following table shows, as of March 31, 2022, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) each of our directors and executive officers; and (2) all of our directors and executive officers as a group.

Name(1)	Class C Shares Beneficially Owned	Class M OP Units and Class P OP Units(2)	Class R OP Units(3)	Percent of Common Stock and OP Units Beneficially Owned(4)

Aaron S. Halfacre(5)	19,763	65,097	210,667	3.3%

Raymond J. Pacini(5)	1,333	16,029	33,333	*

Adam S. Markman	10,409	—	—	*

Curtis B. McWilliams	10,751	—	—	*

Thomas H. Nolan, Jr	10,150	—	—	*

Asma Ishaq	851	—	—	*

Kimberly Smith	851	—	—	*

Connie Tirondola	851	—	—	*

All directors and executive officers as a group (8 persons)	54,959	81,126	244,000	4.2%

•	Less than 1% of the outstanding Class C common stock and none of the shares of Class C common stock is pledged as security.

(1)	The address of each named beneficial owner is 120 Newport Center Drive, Newport Beach, CA 92660.

(2)
Class M OP Units that were issued in connection with the Self-Management Transaction and Class P OP Units are each convertible into 1.6667 Class C OP Units in the Operating Partnership, subject to certain adjustments.

(3)
On January 25, 2021, Mr. Halfacre and Mr. Pacini were granted 210,667 and 33,333 Class R OP Units in the Operating Partnership, respectively, which will vest on March 31, 2024, or upon change of control of our Company or involuntary termination without cause, as defined in the OP Agreement. Upon vesting, each Class R OP Unit is convertible into 1.0 Class C OP Unit in the Operating Partnership, subject to certain adjustments including an increase in the conversion ratio to 1:2.5 Class C OP Units if the Company achieves FFO per share of $1.05 for the year ending December 31, 2023. The Class C OP Units are exchangeable for cash or shares of Class C common stock on a 1-for-1 basis, as determined by the Company.

(4)
Based on 10,385,906 fully diluted shares of common stock outstanding, which includes 7,550,217 shares of common stock outstanding on March 31, 2022, plus 1,312,382 Class C OP Units at a conversion ratio of 1:1 which become convertible on August 11, 2022, as well as 1,189,964 Class M OP Units and Class P OP Units at a conversion ratio of 1:1.6667 and 333,343 Class R OP Units at a conversion ratio of 1:1 which will be fully vested in January 2024. Each of the directors and executive officers owns less than 1% of the common stock.

(5)
On December 31, 2019, Mr. Halfacre and Mr. Pacini were granted 40,000 and 16,029 Class P OP Units in the Operating Partnership, respectively, which will vest on March 31, 2024, or upon change of control of our Company or involuntary termination without cause, as defined in the OP Agreement. Upon vesting, each Class P OP Unit is convertible into 1.6667 Class C OP Units in the Operating Partnership, subject to certain adjustments. The Class C OP Units are exchangeable for cash or shares of Class C common stock on a 1-for-1 basis, as determined by the Company.

(6)
Mr. Halfacre independently purchased all of his 25,097 Class M OP Units from other investors during 2019 and 2020.  Following the listing of our common stock on the NYSE in February 2022, Mr. Halfacre independently purchased 11,000 shares of our common stock in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The NYSE listing standards set forth objective requirements for a director to satisfy, at a minimum, in order to be determined to be independent by our Board of Directors. In addition, in order to conclude a director is independent in accordance with the NYSE listing standards, our Board of Directors must also consider all relevant facts and circumstances, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. Pursuant to our Corporate Governance Guidelines and the NYSE listing standards, which require that a majority of our directors be independent within the meaning of the NYSE listing standards, our Board of Directors undertook a review of the independence of all non-management directors. Our Board of Directors has affirmatively determined that the following six of our seven directors are independent under the NYSE listing standards and our Corporate Governance Guidelines and do not have a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the Board: Asma Ishaq, Adam Markman, Curtis McWilliams, Thomas Nolan, Jr., Kimberly Smith and Connie Tirondola.

Related Party Transactions and Certain Conflict Resolution Measures

In order to ameliorate the risks created by conflicts of interest, our Board of Directors has delegated certain responsibilities to our independent directors acting by majority vote. In general, an independent director is a person who is not one of our officers or employees or an officer or employee of one of our affiliates.

Acquisition parameters are established by our Board of Directors, including a majority of our independent directors, and potential acquisitions outside of these parameters require approval by our Board of Directors, including a majority of our independent directors.

On January 31, 2022, we acquired an industrial property and related equipment in Saint Paul, Minnesota that is used in indoor vertical farming for $8,079,000. The purchase price represents a 7.00% cap rate and the property has a 20-year lease with annual rent escalations of 2.5%. We funded this acquisition with a portion of the proceeds from our September 2021 offering of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share. The tenant is Kalera, Inc., which was introduced to us by Curtis B. McWilliams, one of our independent directors. Since Mr. McWilliams was serving as the Interim Chief Executive Officer of Kalera AS at the time of the acquisition, all of the disinterested members of our Board of Directors approved this transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Independent Registered Public Accounting Firm Fees

Baker Tilly US, LLP (“Baker Tilly”) (Irvine, California PCAOB ID 23) has served as our independent registered public accounting firm since May 21, 2018. The audit committee reviewed the audit and non-audit services performed by Baker Tilly during the fiscal years ended December 31, 2021 and 2020, as well as the fees charged by Baker Tilly for such services. The aggregate fees billed to us for professional accounting services by Baker Tilly, including the audit of our annual financial statements for the years ended December 31, 2021 and 2020, are set forth in the table below.

	2021	2020
Audit fees	$334,950	$329,700

Audit-related fees (1)	124,675	3,000

Tax fees	—	—

All other fees	—	—

Total	$459,625	$332,700

(1)
Audit-related fees during the fiscal year ended December 31, 2021 included consent reviews for registration statements, comfort letters for the underwritten public offering of Series A Preferred Stock and the audit and mid-year review of the financial statements of the Company’s subsidiary Modiv Divisibles, LLC.

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

For the years ended December 31, 2021 and 2020, all services rendered by Baker Tilly were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on April 25, 2022.

MODIV INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer and Director (Principal Executive Officer)