Form 10-Q
period 2022-03-31
MODIV INC.
filed 2022-05-16
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, there were 7,477,466 shares of Class C common stock outstanding.

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
•The current COVID-19 pandemic, including the emergence of any future variants of COVID-19, and any future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
•The continuing developments in the Russian war against Ukraine and sanctions which have been announced by the United States and other countries against Russia have caused and may continue to cause significant uncertainty in the market, adding to continuing concerns about supply chain disruptions, inflation and increases in interest rates in the market in which we operate.
•Volatility in stock and bond markets, particularly the rapid rise in yields on U.S. Treasury securities, may negatively impact our operating results.
•Listing on the New York Stock Exchange (the “NYSE”) does not guarantee an active and liquid market for our Class C common stock, and the market price and trading volume of our Class C common stock may fluctuate significantly.
•Our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”), is senior to our Class C common stock, and the interests of our common stockholders could be diluted by the issuance of additional preferred stock and by other transactions in the future.
•We may fail to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, which could adversely affect our operations and our ability to make distributions.
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
•Our properties and goodwill may be subject to further impairment charges.
•We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may be unable to acquire or dispose of, or lease, our properties on advantageous terms.
•We could be subject to risks associated with bankruptcies or insolvencies of tenants, or from tenant defaults generally.
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
Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Modiv Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Real estate investments:
Land	$94,309,538	$61,005,402
Buildings and improvements	291,543,521	251,246,290
Tenant origination and absorption costs	21,847,712	21,504,210
Equipment	4,429,000	—
Total investments in real estate property	412,129,771	333,755,902
Accumulated depreciation and amortization	(40,911,625)	(37,611,133)
Total investments in real estate property, net	371,218,146	296,144,769
Unconsolidated investment in a real estate property	9,941,435	9,941,338
Total real estate investments, net	381,159,581	306,086,107
Real estate investments held for sale, net	—	31,510,762
Total real estate investments	381,159,581	337,596,869
Cash and cash equivalents	25,344,063	55,965,550
Restricted cash	—	2,441,970
Receivable from early termination of lease	1,641,767	1,836,767
Tenant receivables	7,220,013	5,996,919
Above-market lease intangibles, net	658,563	691,019
Prepaid expenses and other assets	7,809,681	5,856,255
Assets related to real estate investments held for sale	—	788,296
Goodwill, net	—	17,320,857
Total assets	$423,833,668	$428,494,502
Liabilities and Equity
Mortgage notes payable, net	$44,711,910	$152,223,579
Mortgage notes payable related to real estate investments held for sale, net	—	21,699,912
Total mortgage notes payable, net	44,711,910	173,923,491
Credit facility revolver	20,775,000	8,022,000
Credit facility term loan, net	98,786,750	—
Accounts payable, accrued and other liabilities	8,783,533	11,844,881
Below-market lease intangibles, net	10,739,866	11,102,940
Interest rate swap derivatives	—	788,016
Liabilities related to real estate investments held for sale	—	383,282
Total liabilities	183,797,059	206,064,610

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 7,601,081 and 7,426,636 shares issued and 7,550,218 and 7,426,636 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	7,601	7,427
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares and 63,768 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	64
Additional paid-in-capital	275,371,078	273,441,831
Treasury stock, at cost, 50,863 shares and no shares held as of March 31, 2022 and December 31, 2021, respectively	(852,721)	—
Cumulative distributions and net losses	(115,598,562)	(101,624,430)
Total Modiv Inc. equity	158,929,396	171,826,892
Noncontrolling interests in the Operating Partnership	81,107,213	50,603,000
Total equity	240,036,609	222,429,892
Total liabilities and equity	$423,833,668	$428,494,502
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Rental income	$9,648,649	$8,974,870

Expenses:
General and administrative	2,106,183	2,678,239
Stock compensation expense	511,865	604,645
Depreciation and amortization	3,300,492	4,024,703
Interest expense	1,568,175	1,781,136
Property expenses	2,764,592	1,754,947
Impairment of goodwill	17,320,857	—
Total expenses	27,572,164	10,843,670

Other operating loss:
Gain on sale of real estate investments	7,400,777	289,642
Operating loss	(10,522,738)	(1,579,158)

Other (expense) income:
Interest income	13,435	50
Income from unconsolidated investment in a real estate property	95,464	72,467
Gain on forgiveness of economic relief note payable	—	517,000
Loss on early extinguishment of debt	(1,725,318)	—
Other	65,993	85,993
Other (expense) income, net	(1,550,426)	675,510

Net loss	(12,073,164)	(903,648)
Less: net loss attributable to noncontrolling interest in Operating Partnership	1,928,029	—
Net loss attributable to Modiv Inc.	(10,145,135)	(903,648)
Preferred stock dividends	(921,875)	—
Net loss attributable to common stockholders	$(11,067,010)	$(903,648)

Net loss per share attributable to common stockholders
Basic and diluted	$(1.47)	$(0.12)

Weighted-average number of common shares outstanding
Basic and diluted	7,533,158	7,706,621

Distributions declared per common share	$0.3875	$0.2625
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C and Class S			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2021	2,000,000	$2,000	7,490,404	$7,491	$273,441,831	—	$—	$(101,624,430)	$171,826,892	$50,603,000	$222,429,892
Issuance of common stock -distribution reinvestments	—	—	66,078	66	1,492,338	—	—	—	1,492,404	—	1,492,404
Listed offering of common stock, net	—	—	40,000	40	114,460	—	—	—	114,500	—	114,500
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	32,809,551	32,809,551
Conversion of Class S common stock to Class C common stock	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	4,599	4	82,496	—	—	—	82,500	—	82,500
OP Units compensation expense	—	—	—	—	429,365	—	—	—	429,365	—	429,365
Offering costs	—	—	—	—	(189,412)	—	—	—	(189,412)	—	(189,412)
Repurchase of common stock	—	—	—	—	—	(50,863)	(852,721)	—	(852,721)	—	(852,721)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(921,875)	(921,875)	—	(921,875)
Distributions declared, common stock and Class C OP Units	—	—	—	—	—	—	—	(2,907,122)	(2,907,122)	(377,309)	(3,284,431)
Net loss	—	—	—	—	—	—	—	(10,145,135)	(10,145,135)	(1,928,029)	(12,073,164)
Balance, March 31, 2022	2,000,000	$2,000	7,601,081	$7,601	$275,371,078	(50,863)	$(852,721)	$(115,598,562)	$158,929,396	$81,107,213	$240,036,609

	Preferred Stock		Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	—	$—	7,874,541	$7,874	62,860	$63	$224,288,417	$(92,012,686)	$132,283,668	$50,603,000	$182,886,668
Issuance of common stock	—	—	127,556	128	241	—	2,756,908	—	2,757,036	—	2,757,036
Stock compensation expense	—	—	4,052	4	—	—	91,246	—	91,250	—	91,250
OP Units compensation expense	—	—	—	—	—	—	534,645	—	534,645	—	534,645
Offering costs	—	—	—	—	—	—	(409,844)	—	(409,844)	—	(409,844)
Reclassification of common stock	—	—	—	—	—	—	(442,674)	—	(442,674)	—	(442,674)
Repurchase of common stock	—	—	(481,939)	(482)	—	—	(10,374,581)	—	(10,375,063)	—	(10,375,063)
Distributions declared, common stock	—	—	—	—	—	—	—	(1,991,676)	(1,991,676)	—	(1,991,676)
Net loss	—	—	—	—	—	—	—	(903,648)	(903,648)	—	(903,648)
Balance, March 31, 2021	—	$—	7,524,210	$7,524	63,101	$63	$216,444,117	$(94,908,010)	$121,543,694	$50,603,000	$172,146,694
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(12,073,164)	$(903,648)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,300,492	4,024,703
Stock compensation expense	511,865	604,645
Amortization of deferred rents	(110,505)	(274,823)
Amortization of deferred lease incentives	71,394	65,301
Write-offs and amortization of deferred financing costs and premium/discount	1,266,726	99,069
Amortization of above-market lease intangibles	32,456	32,455
Amortization of below-market lease intangibles	(363,074)	(367,575)
Impairment of goodwill	17,320,857	—
Gain on forgiveness of economic relief note payable	—	(517,000)
Gain on sale of real estate investments	(7,400,777)	(289,642)
Unrealized gain on interest rate swaps valuation	—	(427,119)
Write-off of unrealized gain on interest rate swaps	(788,016)	—
Income from unconsolidated investment in a real estate property	(95,464)	(72,467)
Distributions from unconsolidated investment in a real estate property	95,367	79,379
Change in operating assets and liabilities:
Increase in tenant receivables	(358,227)	(183,201)
Increase in prepaid and other assets	(618,439)	(991,512)
Decrease in accounts payable, accrued and other liabilities	(1,874,801)	(777,940)
Net cash (used in) provided by operating activities	(1,083,310)	100,625

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(44,714,508)	—
Additions to existing real estate investments	(749,481)	(330,414)
Collection of note receivable	195,000	—
Deposit for investment in special purpose acquisition company	—	(4,500,000)
Net proceeds from sale of real estate investments	38,911,538	13,221,509
Refundable purchase deposit	(500,000)	—
Payment of lease incentives	(2,000,000)	—
Net cash (used in) provided by investing activities	(8,857,451)	8,391,095

Cash Flows from Financing Activities:
Borrowings from credit facility term loan	100,000,000	—
Borrowings from credit facility revolver, net	20,775,000	—
Repayment of prior year credit facility revolver	(8,022,000)	—
Proceeds from mortgage notes payable	—	12,136,000
Principal payments on mortgage notes payable	(130,277,534)	(13,198,773)
Payments of deferred financing costs to third parties	(2,186,468)	(246,587)
Proceeds from issuance of common stock, net	114,500	1,627,707
Payments of offering costs	(189,412)	(409,844)
Repurchases of common stock	(852,721)	(10,375,063)
Dividends paid to preferred stockholders	(1,065,278)	—
Distributions paid to common stockholders	(1,418,783)	(867,410)
Net cash used in financing activities	(23,122,696)	(11,333,970)
Net decrease in cash, cash equivalents and restricted cash	(33,063,457)	(2,842,250)
Cash, cash equivalents and restricted cash, beginning of period	58,407,520	8,377,530
Cash, cash equivalents and restricted cash, end of period	$25,344,063	$5,535,280

Modiv Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest for the three months ended March 31, 2022 and 2021 (as revised)	$1,477,384	$2,019,036

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Class C OP Units in the acquisition of a real estate investment	$32,809,551	$—
Reclassification from redeemable common stock	$—	$442,674
Reinvested distributions from common stockholders	$1,492,404	$1,129,329
Unpaid real estate improvements	$612,403	$—
Reclassification of tenant improvements from other assets to real estate investments	$73,323	$—
Decrease in share repurchase payable	$—	$(2,082,817)
Deferred lease incentive	$100,000	$—
Accrued distributions	$124,698	$6,525
Supplemental disclosure related to real estate investment held for sale, net:
Real estate investments held for sale, net	$31,510,762	$13,207,054
Other assets related to real estate investments held for sale	$788,296	$60,230
Decrease in above-market lease intangibles, net	$—	$(50,549)
Mortgage notes payable related to real estate investments held for sale, net	$(21,699,912)	$(2,600,684)
Other liabilities related to real estate investments held for sale	$(383,282)	$(421,903)
Increase in below-market lease intangibles, net	$—	$325,734
Increase in interest swap derivatives	$—	$14,166
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, of which 2,000,000 shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company's five-year emerging growth company registration with the Securities and Exchange Commission (the “SEC”) ended on December 31, 2021 but the Company continues to report with the SEC as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Company's Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company's Class C common stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. Prior to that date, there was no public trading market for the Company's Class C common stock. In connection with and upon listing on the NYSE, each share of the Company's Class S common stock converted into Class C common stock (see details of the initial listed offering (the “Listed Offering”) below).
The Company has been internally managed since its December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and the Company’s former sponsor (“BrixInvest”), and the Company’s merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) on December 31, 2019.
The Company holds its investments in real property through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximately 73% and 83% partnership interest in, the Operating Partnership as of March 31, 2022 and December 31, 2021, respectively. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12.
As of March 31, 2022, the Company's portfolio of approximately 2.3 million square feet of aggregate leasable space consisted of investments in 36 real estate properties, comprised of: 12 industrial properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), which represent approximately 40% of the portfolio, 13 retail properties, which represent approximately 21% of the portfolio, and 11 office properties, which represent approximately 39% of the portfolio (expressed as a percentage of annual base rent (“ABR”) as of March 31, 2022).
Common Stock Offerings
Since the Company’s initial registered offering of common stock was declared effective by the SEC in 2016, the Company has raised an aggregate of $289,839,103 pursuant to offerings of common stock registered with the SEC (collectively, the “Registered Offering”), offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), distribution reinvestment plan (“DRP”) offerings of common stock registered with the SEC, a private offering of common stock pursuant to Regulation D under the Securities Act, a qualified offering of common stock pursuant to Regulation A under the Securities Act and an offering of common stock listed on the NYSE.
On January 22, 2021, the Company filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 in share value of Class C common stock to be issued pursuant to its DRP (the “Registered DRP Offering”). The Company commenced offering shares of Class C common stock pursuant to the Registered DRP Offering upon termination of the Registered Offering.
On December 8, 2021, the Company filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, the Company filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the Listed Offering of the Company’s Class C common stock, which became effective on February 10, 2022. In connection with and upon listing on the NYSE, each share of the Company's Class S common stock converted into a share of Class C common stock. The Listed Offering of the Company's Class C common stock closed on February 15, 2022. In connection with the Listed Offering, the Company sold 40,000 shares of its Class C common stock at $25.00 per share to a major stockholder who was formerly a related party (see Note 9 additional information).

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On March 30, 2022, the Company filed a registration statement on Form S-3 (File No. 333-263985) to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units.
Preferred Stock Offering
On September 14, 2021, the Company and the Operating Partnership entered into an underwriting agreement (the “Preferred Stock Underwriting Agreement”) with B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell 1,800,000 shares of the Company’s Series A Preferred Stock in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00. In addition, the Company granted the Underwriters a 30-day option to purchase up to an additional 200,000 shares of the Series A Preferred Stock, which the Underwriters exercised in full on September 16, 2021. The issuance and sale of the shares of Series A Preferred Stock, including the Underwriters’ full exercise of their option to purchase additional shares, closed on September 17, 2021 and the shares of Series A Preferred Stock trade on the NYSE under the symbol “MDV.PA” (see Note 9 for additional information).
Distribution Reinvestment Plan
On February 15, 2022, the Company's board of directors amended and restated the DRP (the “Second Amended and Restated DRP”) with respect to the Class C common stock to change the purchase price at which the Class C common stock is issued to stockholders who elect to participate in the DRP. The purpose of this change was to reflect the fact that the Company's Class C common stock is now listed on the NYSE and no longer priced based on net asset value (“NAV”) per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C common stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for the Class C common stock issued directly by the Company will be 97% (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C common stock. This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C common stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C common stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to the Company's transfer agent by DRP participants for each share of Class C common stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022.
Share Repurchase Program
On February 15, 2022, the Company's board of directors authorized up to $20,000,000 in repurchases of the Company's outstanding shares of common stock through December 31, 2022. Repurchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.
From February 15, 2022 through March 31, 2022, the Company repurchased a total of 50,863 shares of its common stock for a total of $852,721 under this share repurchase program and these shares are held as treasury stock.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2022.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state the Company's financial position, results of operations and cash flows. All significant intercompany balances and transactions are eliminated in consolidation. The unaudited condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience. Actual results may differ from those estimates.
Noncontrolling Interests in the Operating Partnership
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying unaudited condensed consolidated balance sheets and statements of equity. Other than the noncontrolling interests related to an “UPREIT” transaction as discussed in Note 12, all other noncontrolling interests currently represent non-voting, non-distribution accruing interests with no allocation of profits or losses, but have various conversion rights to obtain future rights to distributions and allocation of profits and losses as discussed in Note 12.
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
The Company accounts for leases in accordance with FASB ASU No. 2016-02, Leases (“Topic 842”), and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU No. 2016-02 (collectively “Topic 842”). Topic 842 established a single comprehensive model for entities to use in accounting for leases. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts the Company's accounting for leases primarily as a lessor. Topic 842 also impacts the Company's accounting as a lessee; however, such impact is considered not material.
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's unaudited condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, tenant reimbursements included in rental income amounted to $2,050,371 and $1,625,394, respectively.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions during the three months ended March 31, 2022 and 2021 met these criteria at closing. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying unaudited condensed consolidated statements of operations.
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
Treasury Stock
Effective on the date of the Listed Offering, the Company accounts for repurchased shares of its Class C common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of equity in the Company's condensed consolidated balance sheet as of March 31, 2022.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. For the three months ended March 31, 2022 and 2021, the Company presented both Basic EPS and Diluted EPS reflecting its reported net loss attributable to common stockholders for the period.
As discussed in Note 1, in connection with and upon listing on the NYSE, each share of the Company's Class S common stock converted into a share of Class C common stock. Prior to the conversion of the Company's Class S common stock into Class C common stock, application of the two-class method for allocating net loss attributable to common stockholders in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in basic net loss attributable to common stockholders of $0.12 per share of Class C common stock for the three months ended March 31, 2021 and net loss attributable to common stockholders of $0.12 per share of Class S common stock for the three months ended March 31, 2021.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Goodwill: The fair value measurement of goodwill is considered a Level 3 nonrecurring fair value measurement. For goodwill, fair value measurement involves the determination of fair value of a reporting unit.
Credit facilities: The fair values of the Company’s credit facilities approximate their carrying values as their interest rates and other terms are comparable to those available in the marketplace for similar credit facilities.
Mortgage notes payable: The fair values of the Company’s mortgage notes payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
Related party transactions: The Company has concluded that it is not practical to determine the estimated fair value of related party transactions. Disclosure rules for fair value measurements require that for financial instruments for which it is not practicable to estimate fair value, information pertinent to those instruments be disclosed. Further information as to these financial transactions with related parties is included in Note 10.
Restricted Cash
Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing or modification and for on-site and tenant improvements or property taxes. Restricted cash as of December 31, 2021 amounted to $2,441,970 for the mortgages related to properties discussed below and other lender reserves. There were no restricted cash balances as of March 31, 2022.
Under the terms of the Company’s June 2021 refinancing of mortgages on its properties leased to Northrop Grumman and L3Harris Technologies, Inc. (“L3Harris”) with Banc of California as described in Note 7, the Company established restricted cash accounts at Banc of California with $1,400,000 and $1,000,000 held for the Northrop Grumman and L3Harris properties, respectively, to fund building improvements, tenant improvements and leasing commissions. Subsequent to the origination of the loans, $128,538 was released to fund a leasing commission, resulting in $2,271,462 remaining as aggregate restricted cash as of December 31, 2021. Pursuant to the refinancing of the Northrop Grumman and L3Harris mortgages on January 18, 2022 as further discussed in Note 7, these funds became unrestricted. Additional restricted cash balances of $170,508 as of December 31, 2021 were also released during the first three months of 2022 due to refinancing.
Real Estate Investments Held for Sale
The Company generally considers a real estate investment to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investments held for sale, net” and “assets related to real estate investment held for sale,” respectively, in the accompanying unaudited condensed consolidated balance sheets. Mortgage notes payable and other liabilities related to real estate investments held for sale are classified as “mortgage notes payable related to real estate investments held for sale, net” and “liabilities related to real estate investments held for sale,” respectively, in the accompanying unaudited condensed consolidated balance sheets. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying unaudited condensed consolidated statements of operations.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Goodwill
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
Restricted Stock and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on an estimated NAV per share of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity prior to the listing of the Company's Class C common stock on the NYSE. The fair value of future grants of the Operating Partnership's units or restricted stock unit awards will be determined based on the NYSE's market closing price of the Company's Class C common stock on the date of grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction and UPREIT Transaction defined and discussed in Note 12 are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's unaudited condensed consolidated balance sheets and statements of equity. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 12). The Company has elected to record forfeitures as they occur.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reclassifications
Certain prior year balance sheet, statement of operations and statement of cash flows accounts have been reclassified to conform with the current year presentation. The reclassification did not affect net loss in the prior year unaudited condensed consolidated statement of operations.
Recent Accounting Pronouncements
New Accounting Standards Recently Issued and Adopted
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
Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company implemented ASU 2020-04 effective January 1, 2022 and the impact of such implementation was not material to the Company’s consolidated financial statements. On January 18, 2022, the Company repaid the four loans existing as of December 31, 2021 which had LIBOR reference rates.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of March 31, 2022, the Company’s real estate investment portfolio consisted of (i) 36 operating properties located in 14 states comprised of: 12 industrial properties (including the TIC Interest in an industrial property not reflected in the table below but discussed in Note 4), 13 retail properties and 11 office properties and one parcel of land, which currently serves as an easement to one of the Company’s office properties.
The following table provides summary information regarding the Company’s operating properties as of March 31, 2022:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Equipment	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Dollar General	Litchfield, ME	11/4/2016	Retail	$1,281,812	$116,302	$—	$(216,310)	$1,181,804
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	140,653	—	(276,830)	1,407,599
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	106,730	—	(207,835)	1,098,755
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	111,847	—	(199,267)	1,086,768
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	100,857	—	(204,510)	1,009,219
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	86,408	—	(198,702)	989,792
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	261,630	—	(331,048)	4,830,296
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	76,351	—	(114,680)	1,243,354
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	73,298	—	(159,549)	1,234,116
Northrop Grumman	Melbourne, FL	3/7/2017	Office	13,518,238	1,469,737	—	(3,662,436)	11,325,539
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	—	329,410
exp US Services	Maitland, FL	3/27/2017	Office	6,069,180	388,248	—	(1,113,340)	5,344,088
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	669,232	—	(1,613,337)	9,462,378
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,079,612	640,868	—	(1,447,898)	7,272,582
EMCOR	Cincinnati, OH	8/29/2017	Office	5,960,610	463,488	—	(828,412)	5,595,686
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	1,013,948	—	(1,560,018)	11,294,130
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	—	(2,978,725)	24,379,174
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	3,037,057	—	(5,031,430)	12,768,446
Cummins	Nashville, TN	4/4/2018	Office	14,538,528	1,566,997	—	(3,158,733)	12,946,792
Costco	Issaquah, WA	12/20/2018	Office	27,346,695	2,765,136	—	(4,284,635)	25,827,196
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	2,894,017	—	(3,249,114)	33,839,272
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	221,927	—	(496,369)	4,154,948
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	408,225	—	(459,722)	9,620,677
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	243,307	—	(311,658)	3,043,725
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	555,767	—	(1,168,524)	11,834,530
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	284,026	—	(640,808)	6,776,459
Wood Group	San Diego, CA	12/31/2019	Industrial	9,869,520	539,633	—	(938,689)	9,470,464
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	304,387	—	(685,195)	6,690,335
Gap	Rocklin, CA	12/31/2019	Office	8,431,744	360,377	—	(1,085,915)	7,706,206
L3Harris	San Diego, CA	12/31/2019	Industrial	11,631,857	662,101	—	(1,059,352)	11,234,606
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,586,023	1,616,610	—	(2,434,139)	28,768,494
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	335,945	—	(299,161)	5,260,226
Raising Cane's	San Antonio, TX	7/26/2021	Retail	3,430,224	213,997	—	(82,352)	3,561,869
Arrow-TruLine	Archbold, OH	12/3/2021	Industrial	11,518,084	—	—	(120,891)	11,397,193
KIA	Carson, CA	1/18/2022	Retail	69,286,444	118,606	—	(221,221)	69,183,829
Kalera	Saint Paul, MN	1/31/2022	Industrial	3,690,009	—	4,429,000	(70,820)	8,048,189
				$385,853,059	$21,847,712	$4,429,000	$(40,911,625)	$371,218,146

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Acquisitions
During the three months ended March 31, 2022, the Company acquired the following real estate properties:

Property and Location	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Equipment	Acquisition Price
KIA, Carson, CA	1/18/2022	$32,741,781	$36,544,663	$118,606	$—	$69,405,050
Kalera, St. Paul, MN	1/31/2022	562,356	3,127,653	—	4,429,000	8,119,009
		$33,304,137	$39,672,316	$118,606	$4,429,000	$77,524,059
The Company recognized $1,378,265 of total revenue related to the above-acquired properties during the three months ended March 31, 2022.
The noncancellable lease terms of the properties acquired during the three months ended March 31, 2022 are as follows:

Property	Lease Expiration
KIA of Carson	1/17/2047
Kalera	2/28/2042
The Company did not acquire any real estate property during the three months ended March 31, 2021.
Dispositions
The dispositions during the three months ended March 31, 2022 and 2021 were as follows:
Three Months Ended March 31, 2022

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$8,760,000	$179,404
Omnicare	Richmond, VA	2/11/2022	Industrial	51,800	10,200,000	2,062,890
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	160,377
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	4,998,106
				226,484	$40,000,000	$7,400,777
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
Asset Concentration
As of March 31, 2022, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	March 31, 2022
Property and Location	Net Carrying Value	Percentage of Total Assets
KIA, Carson, CA	$69,183,829	18.6%
The Company held no real estate property with a net book value that was greater than 10% of its total assets as of December 31, 2021.
Rental Income Concentration
During the three months ended March 31, 2022, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Three Months Ended
	March 31, 2022
Property and Location	Rental Income	Percentage of Total Rental Income
KIA, Carson, CA	$1,247,040	12.9%
No tenant represented the source of 10% of total rental income during the three months ended March 31, 2021.

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
During the three months ended March 31, 2022, the Company executed lease extensions for three properties, including the properties leased to Cummins in Nashville, Tennessee for an additional year through February 28, 2024, ITW Rippey in El Dorado, California for an additional seven years through July 31, 2029 and Williams Sonoma in Summerlin, Nevada for an additional three years through October 31, 2025. These three lease extensions resulted in an average increase in lease term of 3.7 years and an average annual increase in rents of 1.9%.
As discussed above, the Company also acquired two properties and sold four properties during the three months ended March 31, 2022.
As of March 31, 2022, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed though the date of this report, if any, are as follows:

April through December 2022	$21,569,436
2023	29,146,980
2024	27,771,319
2025	26,219,029
2026	20,053,392
2027	17,805,465
Thereafter	169,752,697
$312,318,318
Real Estate Intangible Assets, Net
As of March 31, 2022 and December 31, 2021, the Company’s real estate intangible assets were as follows:

	March 31, 2022			December 31, 2021
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$21,847,712	$1,128,549	$(15,097,132)	$21,504,210	$1,128,549	$(15,097,132)
Accumulated amortization	(11,733,741)	(469,986)	4,357,266	(11,009,997)	(437,530)	3,994,192
Net	$10,113,971	$658,563	$(10,739,866)	$10,494,213	$691,019	$(11,102,940)

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 9.6 years as of March 31, 2022. As of March 31, 2022, the amortization of intangible assets for the remaining nine months ending December 31, 2022 and for each of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
April through December 2022	$1,787,238	$97,367	$(853,921)
2023	1,706,527	127,174	(921,169)
2024	1,569,240	122,543	(917,750)
2025	1,242,425	115,996	(917,750)
2026	643,801	78,557	(912,347)
2027	367,689	22,272	(902,435)
Thereafter	2,797,051	94,654	(5,314,494)
	$10,113,971	$658,563	$(10,739,866)

Weighted-average remaining amortization period	7.8 years	6.2 years	11.5 years
Real Estate Investments Held For Sale
During the fourth quarter of 2021, the Company embarked on a strategic plan to reduce its exposure to office properties and increase its weighted average lease term. As of December 31, 2021, the Company classified four healthcare related properties as held for sale and presented the properties in the Company’s consolidated balance sheet as real estate investments held for sale. These four healthcare related properties consisted of three office properties (the property leased to Accredo Health through December 31, 2024 located in Orlando, Florida, the property leased to Bon Secours Health through August 31, 2026 located in Richmond, Virginia and the property leased to Texas Health through December 31, 2025 located in Dallas, Texas) and one industrial property leased to Omnicare through May 31, 2026 located in Richmond, Virginia. These four healthcare related properties were sold in February 2022, as discussed above.
The Company had no real estate investments classified as held for sale as of March 31, 2022. The following table summarizes the major components of assets and liabilities related to the four real estate investments held for sale as of December 31, 2021:

December 31, 2021
Assets related to real estate investments held for sale:
Land, buildings and improvements	$34,507,485
Tenant origination and absorption costs	3,064,371
Accumulated depreciation and amortization	(6,061,094)
Real estate investments held for sale, net	31,510,762
Other assets, net	788,296
Total assets related to real estate investments held for sale:	$32,299,058

Liabilities related to real estate investments held for sale:
Mortgage notes payable, net	$21,699,912
Other liabilities, net	383,282
Total liabilities related to real estate investments held for sale:	$22,083,194

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table summarizes the major components of rental income and expenses related to the one real estate investment held for sale as of March 31, 2021 which was leased to Harley Davidson located in Bedford, Texas, which was included in continuing operations for the three months ended March 31, 2021:

Three Months Ended March 31,
2021
Total revenues	$281,063
Expenses:
Interest expense	77,708
Other expenses	58,501
Total expenses	136,209
Net income	$144,854
NOTE 4. UNCONSOLIDATED INVESTMENT IN REAL ESTATE PROPERTY
The Company’s investment in unconsolidated entity as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
The TIC Interest	$9,941,435	$9,941,338
The Company’s income from investment in unconsolidated entity for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
The TIC Interest	$95,464	$72,467
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in an industrial property in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of both Hagg Lane II, LLC and Hagg Lane III, LLC was a member of the Company's board of directors from December 2019 to December 2021. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended March 31, 2022 and 2021, the Company received $95,367 and $79,379 in cash distributions, respectively.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following is summarized financial information for the Santa Clara property as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021:

	March 31, 2022	December 31, 2021
Assets:
Real estate investments, net	$29,145,565	$29,403,232
Cash and cash equivalents	631,203	690,470
Other assets	189,235	134,049
Total assets	$29,966,003	$30,227,751
Liabilities:
Mortgage note payable, net	$13,147,744	$13,218,883
Below-market lease, net	2,623,989	2,660,586
Other liabilities	215,064	369,209
Total liabilities	15,986,797	16,248,678
Total equity	13,979,206	13,979,073
Total liabilities and equity	$29,966,003	$30,227,751

	Three Months Ended March 31,
	2022	2021
Total revenues	$714,978	$673,976
Expenses:
Interest expense	134,294	137,606
Depreciation and amortization	261,956	250,015
Other expenses	187,434	186,688
Total expenses	583,684	574,309
Net income	$131,294	$99,667
NOTE 5. GOODWILL, NET
The carrying values of goodwill as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Carrying value, beginning	$17,320,857	$17,320,857
Impairment of goodwill	(17,320,857)	—
Carrying value, ending	$—	$17,320,857
The Company conducted its annual impairment analysis as of December 31, 2021 using qualitative factors and concluded that no impairment to goodwill was necessary. However, management considered the fact that the recent trading price of the Company’s Class C common stock following its listing on the NYSE in February 2022 has caused its market capitalization to be below the book value of the Company’s equity as of March 31, 2022 to be a triggering event. Management performed a quantitative impairment assessment considering expected future cash flows, market conditions and expectations of increases in interest rates and concluded that there has been an impairment of goodwill that is not expected to be temporary as of March 31, 2022. Events subsequent to March 31, 2022 including rising inflation and interest rates, and declining office occupancy rates affecting owners of real estate properties, further support such conclusion. Based on the quantitative analysis, the value of goodwill has been written off, resulting in a non-cash expense of $17,320,857.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 6. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
As of March 31, 2022 and December 31, 2021, tenant receivables consisted of the following:

	March 31, 2022	December 31, 2021
Straight-line rent	$5,054,459	$4,417,065
Tenant rent and billed reimbursements	770,439	81,079
Unbilled tenant reimbursements	1,395,115	1,498,775
Total	$7,220,013	$5,996,919
Prepaid Expenses and Other Assets
As of March 31, 2022 and December 31, 2021, prepaid expenses and other assets were comprised of the following:

	March 31, 2022	December 31, 2021
Deferred tenant allowance	$2,431,838	$2,400,811
Miscellaneous receivables	702,413	681,369
Prepaid expenses	1,882,584	1,253,751
Deposits	1,920,319	1,420,244
Deferred financing costs on credit facility revolver	872,527	100,080
Total	$7,809,681	$5,856,255
Accounts Payable, Accrued and Other Liabilities
As of March 31, 2022 and December 31, 2021, accounts payable, accrued and other liabilities were comprised of the following:

	March 31, 2022	December 31, 2021
Accounts payable	$1,249,435	$1,767,657
Accrued expenses	3,098,281	3,864,222
Accrued distributions	1,776,598	1,795,303
Accrued interest payable	392,645	548,564
Unearned rent	2,032,879	1,735,440
Lease incentive obligation	233,695	2,133,695
Total	$8,783,533	$11,844,881

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 7. DEBT
Mortgage Notes Payable, Net
As of March 31, 2022 and December 31, 2021, the Company’s mortgage notes payable consisted of the following:

Collateral	2022 Principal Amount	2021 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Costco property	$18,850,000	$18,850,000	4.85%	4.85%	01/01/30
Taylor Fresh Foods	12,350,000	12,350,000	3.85%	3.85%	11/01/29
Sutter Health property	13,534,220	13,597,120	4.50%	4.50%	03/09/24
Six Dollar General properties (5)	—	3,674,327	4.69%	4.69%	04/01/22
Dollar General, Bakersfield property (5)	—	2,224,418	3.65%	3.65%	02/16/28
Dollar General, Big Spring property (5)	—	587,961	4.69%	4.69%	04/01/22
Northrop Grumman property (4)(5)	—	6,925,915	3.35%	3.35%	05/21/31
exp US Services property (5)	—	3,255,313	4.25%	4.25%	11/17/24
Wyndham property (2)(5)	—	5,493,000	One-month LIBOR + 2.05%	4.34%	06/05/27
Williams Sonoma property (2)(5)	—	4,344,000	One-month LIBOR + 2.05%	4.05%	06/05/22
EMCOR property (5)	—	2,757,943	4.36%	4.36%	05/01/26
Husqvarna property (5)	—	6,379,182	(3)	4.60%	02/20/28
AvAir property (5)	—	19,950,000	3.80%	3.80%	08/01/25
3M property (5)	—	8,025,200	One-month LIBOR + 2.25%	5.09%	03/29/23
Cummins property (5)	—	8,188,800	One-month LIBOR + 2.25%	5.16%	04/04/23
Levins property (5)	—	2,654,405	3.75%	3.75%	02/16/26
Labcorp property (5)	—	5,308,810	3.75%	3.75%	02/16/26
GSA (MSHA) property (5)	—	1,713,196	3.65%	3.65%	02/16/26
PreK Education property (5)	—	4,930,217	4.25%	4.25%	03/01/22
Solar Turbines, Amec Foster, ITW Rippey properties (5)	—	8,986,222	3.35%	3.35%	11/01/26
Gap property (5)	—	3,492,775	4.15%	4.15%	08/01/23
L3Harris property (4)(5)	—	6,219,524	3.35%	3.35%	05/21/31
Walgreens property (5)	—	3,067,109	4.25%	4.25%	07/16/30
Total mortgage notes payable	44,734,220	152,975,437
Plus unamortized mortgage premium, net (6)	198,093	204,281
Less unamortized deferred financing costs	(220,403)	(956,139)
Mortgage notes payable, net	$44,711,910	$152,223,579
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of March 31, 2022 and December 31, 2021. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2022, consisting of the contractual interest rate, and as of December 31, 2021, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments as of December 31, 2021).
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
(3)The contractual interest rate was 4.60% for the year ended December 31, 2021 and would have been the greater of 4.60% or five-year Treasury Constant Maturity (“TCM”) plus 2.45% from February 20, 2023 through February 20, 2028, if the loan had not been repaid in January 2022.
(4)The loans on the Northrop Grumman and L3Harris properties were refinanced during the second quarter of 2021. The initial contractual interest rate was 3.35% through June 1, 2026 and then the Prime Rate in effect as of June 1, 2026 plus 0.25% through May 21, 2031; provided that the second fixed interest rate would not be lower than 3.35% per annum.
(5)The loan was fully repaid on January 18, 2022 through a drawdown from the Credit Facility discussed below.
(6)Represents unamortized net mortgage premium acquired through the merger with REIT I.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$44,734,220	$44,711,910	$42,371,389	$152,975,437	$152,223,579	$159,241,815
Less: full repayments of mortgages on January 18, 2022				(108,178,317)	(107,429,721)	*
				$44,797,120	$44,793,858	$46,296,445
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
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 3, the Company classified four properties as real estate held for sale as of December 31, 2021, which were collateral for mortgage notes payable. No properties were classified as held for sale as of March 31, 2022. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of December 31, 2021:

Collateral	December 31, 2021
Accredo property	$8,538,000
Omnicare property	4,109,167
Texas Health property	4,284,335
Bon Secours property	5,104,817
Total	22,036,319
Less deferred financing costs	(336,407)
Mortgage notes payable, net	$21,699,912
Credit Facility
On January 18, 2022, the Company's Operating Partnership entered into a $250,000,000 credit agreement (‘‘Credit Agreement’’) providing for a $100,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’), and a $150,000,000 five-year term loan (the ‘‘Term Loan’’ and together with the ‘‘Revolver’’, the ‘‘Credit Facility’’) with KeyBank National Association (“KeyBank”) and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), including KeyBank as Agent for the Lenders (in such capacity, the ‘‘Agent’’), BMO Capital Markets, Truist Bank and The Huntington National Bank as Co-Syndication Agents (the “Co-Syndication Agents”) and KeyBanc Capital Markets Inc., BMO Capital Markets, Inc., Truist Securities, Inc. and The Huntington National Bank as Joint-Lead Arrangers (the “Lead Arrangers”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Credit Facility is priced on a leverage-based pricing grid that fluctuates based on the Company’s actual leverage ratio. If the Company's leverage ratio is between 45% to 50%, the interest rate on the Revolver will be 185 basis points over the Secured Overnight Financing Rate (‘‘SOFR’’) including a 10 basis points credit adjustment, which resulted in a floating interest rate of 2.1625% based on the pro forma leverage ratio of 46% as of September 30, 2021 when the Credit Facility closed and after reflecting the January 2022 acquisition of the KIA auto dealership property. With the Company's leverage ratio at 34% as of March 31, 2022, the spread over SOFR, including the credit adjustment, is 165 basis points and the interest rate on the Revolver was 1.9625% as of April 30, 2022. Following the Federal Reserve Bank’s May 4, 2022 increase in the target range for federal funds by 50 basis points, the interest rate on the Revolver is 2.4625%. See Note 14 for information regarding the Company’s entry into a swap agreement to hedge the interest rate on its $150,000,000 Term Loan. The Credit Facility includes customary covenants, including minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds and maximum leverage of 60% of the Company's borrowing base. The Company was in compliance with these covenants as of March 31, 2022.
The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by the Company, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, the Company and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which the Company and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
While the Credit Facility allows for borrowings up to 60% of the Company's borrowing base and the Company's board of directors has approved a maximum leverage ratio of 55% of the aggregate fair value of the Company's real estate properties plus its cash and cash equivalents, over the near term the Company is targeting leverage of 40% with a long-term goal of lower leverage. The Company also has the right to increase the Credit Facility to a maximum of $500,000,000, subject to customary conditions, including the receipt of new commitments from the Lenders.
Credit Facility Drawdown
On January 18, 2022, the Company borrowed $155,775,000 from its Credit Facility consisting of $100,000,000 under the Term Loan and $55,775,000 under the Revolver. The Company used a portion of the proceeds from the Credit Facility to pay total commitment and arrangement fees of $2,020,000 to the Agent, the Lenders, the Lead Arrangers and Co-Syndication Agents.
The Company used a portion of the proceeds from the Credit Facility to repay 20 property mortgages, and related interest aggregating $153,428,764, including the $36,465,449 mortgage on the KIA auto dealership property which was acquired on January 18, 2022, as discussed above, and its prior line of credit outstanding balance of $8,022,000. The 20 mortgages that were paid off were for the following 27 properties: eight Dollar Generals, Northrop Grumman, exp Maitland, Wyndham, Williams Sonoma, EMCOR, Husqvarna, AvAir, 3M, Cummins, Levins, Labcorp, GSA (MHSA), PreK Education, ITW Rippey, Solar Turbines, Wood Group, Gap, L3Harris and Walgreens. After the 20 property mortgages were paid-off, seven property mortgages as of December 31, 2021 remained outstanding, including four property mortgages related to assets held for sale. Those four mortgages were paid-off pursuant to sales of the properties in February 2022 as discussed above.
On March 8, 2022, the Company prepaid $35,000,000 of the outstanding balance on the Revolver with cash on hand in order to reduce interest expense. As of March 31, 2022, following this prepayment, the Company had availability under the Credit Facility of $80,800,000 which can be drawn for general corporate purposes, including pending and future acquisitions. See Note 14 for subsequent transactions.
The details of the Company's Term Loan as of March 31, 2022 follow:

March 31, 2022
Term loan	$100,000,000
Less unamortized deferred financing costs	(1,213,250)
Net term loan	$98,786,750

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Prior Credit Facility
On March 29, 2021, the Company entered into a credit facility with Banc of California (the “Prior Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023. The Prior Credit Facility provided the Company with a $17,000,000 revolving line of credit for real estate acquisitions and an additional $5,000,000 revolving line of credit for working capital. Under the terms of the Prior Credit Facility, the Company paid a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day was not less than 4.75% per annum. The Company paid Banc of California origination fees of $77,000 in connection with the Prior Credit Facility and paid an unused commitment fee of 0.15% per annum of the unused portion of the Prior Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Prior Credit Facility.
The Prior Credit Facility was secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Prior Credit Facility required the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.00 and minimum tangible NAV (as defined in the loan agreement) of $120,000,000, measured quarterly.
The Revolver's and Prior Credit Facility's unamortized deferred financing costs of $872,527 and $100,079 as of March 31, 2022 and December 31, 2021, respectively, are presented under prepaid and other assets in the Company's unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of March 31, 2022.
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of March 31, 2022:

	Mortgage Notes	Credit Facility
	Payable	Revolver	Term Loan	Total
April through December 2022	$225,622	$—	$—	$225,622
2023	317,575	—	—	317,575
2024	12,991,023	—	—	12,991,023
2025	—	—	—	—
2026	—	20,775,000	—	20,775,000
2027	—	—	100,000,000	100,000,000
Thereafter	31,200,000	—	—	31,200,000
Total principal	44,734,220	20,775,000	100,000,000	165,509,220
Plus unamortized mortgage premium, net of unamortized discount	198,093	—	—	198,093
Less deferred financing costs	(220,403)	—	(1,213,250)	(2,646,903)
Net principal	$44,711,910	$20,775,000	$98,786,750	$163,060,410

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Interest Expense
The following is a reconciliation of the components of interest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Mortgage notes payable:
Interest expense	$812,718	$1,833,824
Amortization of deferred financing costs	7,225	111,043
Swap termination costs	—	23,900
Unrealized gain on interest rate swap valuation (1)	—	(328,043)
Credit facility:
Interest expense	590,230	78,752
Amortization of deferred financing costs	100,690	21,724
Other	57,312	39,936
Total interest expense	$1,568,175	$1,781,136
(1)    Includes unrealized gain on interest rate swaps of $427,119 for the three months ended March 31, 2021 (see Note 8 for more details). Accrued interest payable of $56,114 as of December 31, 2021 represented the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the balance sheet date.
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its limited liability company subsidiaries, had entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable. These swap agreements, which were in place as of December 31, 2021, were terminated during the three months ended March 31, 2022 in connection with refinancings discussed in Note 7. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks. During the three months ended March 31, 2022 and 2021, the Company terminated the swap agreements related to mortgages on the 3M, Cummins, Wyndham and William Sonoma properties at aggregate costs of $733,000 and mortgages on the GSA and Eco-Thrift properties at aggregate costs of $23,900, respectively.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2021:

	December 31, 2021
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives (iii)	4	$26,051,000	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.51%	2.0 years
(i)The notional amount of the Company’s swaps decreased each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of December 31, 2021 were $24,935,999.
(ii)The reference rate was as of December 31, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the unaudited condensed consolidated balance sheets:

		December 31, 2021
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	—	$—
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	4	$(788,016)
The changes in fair value of these derivative instruments that were not designated as a cash flow hedge for financial accounting purposes were recorded as interest expense in the unaudited condensed consolidated statements of operations. None of the Company’s derivatives as of December 31, 2021 were designated as hedging instruments; therefore, the net gains recognized on interest rate swaps of $427,119 were recorded as decreases in loss on early extinguishment of debt and interest expense for the three months ended March 31, 2021. The write-off of the unrealized gain on interest rate swaps of $788,016 as of December 31, 2021 is included in loss on early extinguishment of debt for the three months ended March 31, 2022.
NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of March 31, 2022 and December 31, 2021, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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
In the Underwriting Agreement, the Company and the Operating Partnership made certain customary representations, warranties and covenants and agreed to indemnify the Underwriters against certain liabilities. The issuance and sale of the shares of Series A Preferred Stock, including the issuance and sale of 200,000 shares pursuant to the Underwriters’ full exercise of their option to purchase additional shares, closed and the Series A Preferred Stock began trading on the NYSE on September 17, 2021.
The gross proceeds from the Preferred Offering were $50,000,000 and the net proceeds were $47,607,309, after deducting the underwriting discount of $1,575,000 and other offering costs of $817,691.
The Company contributed $48,425,000 of the net proceeds from the Preferred Offering prior to other offering costs to the Operating Partnership in exchange for a new class of 7.375% Series A Cumulative Redeemable Perpetual Preferred Units of the Operating Partnership (the “Series A Preferred Units”), which have economic interests that are substantially similar to the designations, preferences and other rights of Series A Preferred Stock. The Company, acting through the Operating Partnership, used the net proceeds from such contribution for general corporate purposes, including purchases of additional properties and other real estate and real estate-related assets.

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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C common stock have not been met as of March 31, 2022. Therefore, the Series A Preferred Stock did not impact the Company’s earnings per share calculations for the three months ended March 31, 2022.
The Series A Preferred Stock ranks senior to the Company's Class C common stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
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
On November 11, 2021, the Company’s board of directors declared Series A Preferred Stock distributions payable of $1,065,278 for the fourth quarter of 2021, including the $143,403 of accrued dividends as of September 30, 2021, all of which were paid on January 18, 2022. On March 18, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2022. This amount was accrued as of March 31, 2022 and was paid on April 15, 2022 (see Note 14).

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Common Stock Listed Offering
On February 10, 2022, the Company and the Operating Partnership entered into an underwriting agreement (the “Class C Common Stock Underwriting Agreement”) with B. Riley Securities, Inc., as the underwriter listed on Schedule I thereto, pursuant to which the Company agreed to issue and sell 40,000 shares of the Company’s Class C common stock in an underwritten Listed Offering at a price per share of $25.00. On February 15, 2022, the Company completed the Listed Offering of its Class C common stock, and in connection with the Listed Offering, the Company sold to Mr. Wirta, the Company’s former Chairman, all 40,000 shares of its Class C common stock at $25.00 per share for aggregate net proceeds of $114,500, after deducting the underwriting discount of $70,000, and other offering costs of $815,500. The primary purpose of the Listed Offering was to provide liquidity to the Company’s existing stockholders. The shares of Class C common stock began trading on the NYSE on February 11, 2022 under the ticker symbol “MDV.” In connection with the Listed Offering and upon the listing on the NYSE, each share of the Company's Class S common stock was converted into Class C common stock.
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C common stock to them. The total fees incurred for board services and paid by the Company for the three months ended March 31, 2022 and 2021, are as follows:

	Three Months Ended March 31,
Board of Directors Compensation	2022	2021
Cash paid for services rendered	$67,500	$—
Value of shares issued for services rendered	82,500	70,000
Total	$150,000	$70,000

Number of shares issued for services rendered	4,599	3,040
Transactions with Other Related Parties
As discussed in Note 3, on January 31, 2022, the Company acquired an industrial property in Saint Paul, Minnesota, which is leased to Kalera, Inc. The acquisition of the Kalera, Inc. property was introduced to the Company by Curtis B. McWilliams, one of the Company's independent directors. Since Mr. McWilliams was serving as the Interim Chief Executive Officer of Kalera, Inc. at the time of the transaction, all of the disinterested members of the Company's board of directors approved this transaction.
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees of $65,993 including the Company's share which was $47,984 for both of the three month periods ended March 31, 2022 and 2021.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Tenant Improvements
Pursuant to lease agreements, as of March 31, 2022 and December 31, 2021, the Company had obligations to pay $128,538 and $189,136, respectively, for on-site and tenant improvements to be incurred by tenants. As of March 31, 2022 and December 31, 2021, the Company had no restricted cash and $2,271,462 of restricted cash, respectively, held to fund other building improvements and leasing commissions. Pursuant to the refinancing of the related mortgage notes payable on January 18, 2022 as discussed in Note 7, the restricted cash as of December 31, 2021 was released.
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
On September 18, 2019, a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles (the “State Court Action”), against the former advisor by Clay Kramer, one of the former advisor's former employees. Kramer was previously the former advisor's Chief Digital Officer, who along with six other employees was subject to a reduction in force, communicated to all in advance, that was a result of financial constraints of the former advisor which necessitated the elimination of numerous job positions in May 2019. In the lawsuit, Kramer claimed he was terminated in retaliation for his purported whistleblowing with respect to alleged attempts to plagiarize materials and for alleged misleading statements made by the former advisor. In September 2020, the State Court Action was removed to the United States District Court, Central District of California (“U.S. District Court” and, together with the “State Court Action”, the “Kramer Matter”). On June 14, 2021, the U.S. District Court scheduled a jury trial commencing April 11, 2022. The Company was not a party to the lawsuit. On March 10, 2022, the former advisor and Kramer entered into a confidential short-form settlement agreement with respect to the Kramer Matter. On April 14, 2022, the former advisor and Kramer entered into a settlement agreement and general release of claims. The settlement amount was paid by the former advisor’s insurance prior to the agreed-upon payment date of April 29, 2022. Plaintiff’s counsel filed a stipulation of dismissal with prejudice with the U.S. District Court on April 29, 2022 and the U.S. District Court dismissed the Kramer Matter with prejudice on May 2, 2022.
NOTE 12. OPERATING PARTNERSHIP UNITS
Class M OP Units
On September 19, 2019, the Company, the Operating Partnership, BrixInvest and Daisho OP Holdings, LLC, a formerly wholly owned subsidiary of BrixInvest (“Daisho”) which was spun off from BrixInvest on December 31, 2019, entered into the Contribution Agreement pursuant to which the Company agreed to acquire substantially all of the net assets of BrixInvest in exchange for 657,949.5 units of Class M limited partnership interest in the Operating Partnership (“Class M OP Units”) and assumed certain liabilities (the “Self-Management Transaction”). As a result of the Self-Management Transaction, the Company became self-managed and eliminated all fees for acquisitions, dispositions and management of its properties, which were previously paid to its former external advisor. The consideration transferred as of December 31, 2019 was determined to have a fair value of $50,603,000 based on a probability weighted analysis of achieving the requisite assets under management (“AUM”) and adjusted funds from operations (“AFFO”) hurdles.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
As of March 31, 2022, no Class M OP Units had been converted to Class C OP Units.
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
The AUM and AFFO per share hurdles for the Class M OP Units were not met for fiscal year 2021.
Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NYSE closing share price of $17.94 as of March 31, 2022, a Class M OP Unit would be valued at $29.90. This value does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units, as discussed above, and the units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”), as discussed below.
Class P OP Units
The Company issued the Class P OP Units described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (as amended, the “Operating Partnership Agreement”)), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
The AUM and AFFO per share hurdles for the Class P OP Units were not met for fiscal year 2021. The Company will adjust stock compensation expense prospectively if the future conversion enhancement ratio is achieved during fiscal 2022 or 2023.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Company issued a total of 56,029 Class P OP Units to Aaron S. Halfacre, the Company’s Chief Executive Officer and President, and Raymond J. Pacini, the Company’s Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as signing bonuses and as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense. The Company concluded that as of each quarter end, including March 31, 2022, achieving the performance target for the Class P OP Units is not deemed probable and will adjust compensation expense prospectively if achieving the enhancement is deemed probable through the remainder of the vesting period.
During the three months ended March 31, 2022 and 2021, the Company amortized and charged $88,783 and $88,784, respectively, to stock compensation expense. The unamortized value of these units was $710,268 as of March 31, 2022.
Under the Operating Partnership Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership, representing a combined total of approximately 13% of the equity in the Operating Partnership on December 31, 2019. As of March 31, 2022, these interests represent a combined total of approximately 11.5% of the equity in the Operating Partnership.
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 40,000 units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 170,667 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 33,333 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 116,000 Class R OP Units were granted to the rest of the employees of the Company for a total of 360,000 Class R OP Units granted. All Class R OP Units granted vest and are mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. The Company concluded that as of each quarter end, including March 31, 2022, achieving the performance target to trigger the increased conversion ratio for the Class R OP Units is not deemed probable. The Company will adjust compensation expense prospectively if achieving the enhancement is deemed probable through the remainder of the vesting period.
Stock compensation expense related to the Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and is being recognized over the vesting period. Of the 360,000 Class R OP Units granted, due to the departure of employees, 26,657 units were forfeited as of December 31, 2021 and an additional 4,333 units were forfeited during the three months ended March 31, 2022. The cumulative number of units forfeited through March 31, 2022 aggregated 30,990 units.
During the three months ended March 31, 2022 and 2021, the Company amortized and charged to stock compensation expense $340,582 and $445,861, respectively, for the Class R OP Units. The unamortized value of the remaining 329,010 units was $4,067,707 as of March 31, 2022.
Class C OP Units
On January 18, 2022, the Company completed the acquisition of a KIA auto dealership property in an “UPREIT” transaction pursuant to a contribution agreement whereby the seller received 1,312,382 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value (the “UPREIT Transaction”). Following expiration of the lock-up period ending on August 11, 2022, the holder of the Class C OP Units may require the redemption of all or a portion of these units and the Company has the option to redeem the units for cash or shares of Class C common stock. The Class C OP Units received $251,539 in distributions during the three months ended March 31, 2022 for the months of January and February and were allocated $1,928,029 of the net loss for the three months ended March 31, 2022.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 13. NET LOSS PER SHARE
The following table presents the computation of the Company's basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator - Basic:
Net loss	$(12,073,164)	$(903,648)
Net loss attributable to noncontrolling interest in Operating Partnership	1,928,029	—
Preferred stock dividends	(921,875)	—
Net loss attributable to common stockholders	$(11,067,010)	$(903,648)

Denominator:
Weighted average shares outstanding - basic	7,533,158	7,706,621

Net loss per share attributable to common stockholders - basic and diluted	$(1.47)	$(0.12)
During the three months ended March 31, 2022 and 2021, the weighted average dilutive effect of 1,347,958 shares and 1,219,964 shares, respectively, related to units of limited partnership interest in the Operating Partnership as described in Note 12 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the period then ended.
NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On April 15, 2022, the Company paid its Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2022, which were declared by the Company’s board of directors on March 18, 2022.
Common Stock and Class C OP Unit Distributions
On February 17, 2022, the Company's board of directors authorized monthly distributions payable to common stockholders and the Class C OP Unit holder of record as of March 31, 2022, which were paid on April 25, 2022. The current monthly distribution amount of $0.09583 per share represents an annualized distribution rate of $1.15 per share of common stock.
On March 18, 2022, the Company’s board of directors authorized monthly distributions of $0.09583 per share payable to common stockholders and the Class C OP Unit holder of record as of April 29, 2022, May 31, 2022 and June 30, 2022, which will be paid on or about May 25, 2022, June 27, 2022 and July 25, 2022, respectively.
Share Repurchase Program
Between April 1, 2022 and May 12, 2022, the Company repurchased an additional 100,461 shares of its Class C common stock for a total of $1,837,865 under its share repurchase program and these shares are held as treasury stock.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Investment Acquisitions
On April 19, 2022, the Company acquired eight industrial properties leased to Lindsay Precast, LLC (“Lindsay”) in a sale and leaseback transaction, with a 25-year master lease and 2% annual rent increases. Lindsay is an industry-leading precast concrete manufacturer and steel fabricator with a 60-year operating history. These properties are used in outdoor storage and manufacturing, and are located in Ohio, Colorado, North Carolina, South Carolina and Florida. The purchase price was $56,150,000, which reflects an initial capitalization rate of 6.65%. The Company funded the purchase with a $44,000,000 draw on the Company’s Credit Facility and available cash on hand.
Credit Facility
On April 27, 2022, the Company drew $50,000,000 on its Term Loan and utilized the funds for a repayment on its Revolver, resulting in the full $150,000,000 drawn on the Term Loan and a balance of $14,775,000 on the Revolver. As a result, $36,800,000 is available to be drawn on the Revolver based on the value of the Company’s properties included in the borrowing base as of the filing date of this Quarterly Report on Form 10-Q. The Revolver can be drawn for general corporate purposes, including pending and future acquisitions, subject to compliance with covenants.
Interest Rate Swap
On May 10, 2022, the Company purchased a five-year swap at 2.258% on its $150,000,000 Term Loan that results in a fixed interest rate of 3.858% on the Term Loan when the Company’s leverage ratio is less than or equal to 40%. As part of this transaction, the Company sold a one-time option to terminate the swap on December 31, 2024, which reduced the swap rate. Under the Credit Facility, the interest rate will continue to vary based on the Company’s leverage ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward-Looking Statements” above.
Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
We are an internally-managed real estate investment trust (“REIT”) with publicly traded shares of common stock and Series A Preferred Stock (defined below). We acquire, own and manage a diversified portfolio of predominantly single-tenant net-lease industrial, retail and office properties throughout the United States, with a focus on strategically important and mission critical properties. We were formed on May 15, 2015 as a Maryland corporation that elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016 and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.
We have been internally managed since our December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and our former sponsor (“BrixInvest”), and our merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) on December 31, 2019. Through the merger with REIT I and acquisitions, we created one of the largest non-listed real estate investment funds to be raised via crowdfunding technology and the first real estate crowdfunding platform to be completely investor-owned.
Our Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “MDV.PA” and has been trading since September 17, 2021. Our Class C common stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. Prior to that date, there was no public trading market for our Class C common stock. In connection with and upon listing on the NYSE, each share of our Class S common stock converted into one share of Class C common stock (see details of the Listed Offering as defined below).
We have the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. Our five-year emerging growth company registration with the SEC ended on December 31, 2021 but we continue to report with the SEC as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. The Operating Partnership was formed on January 28, 2016. We are the sole general partner of, and owned an approximate 73% partnership interest in the Operating Partnership on March 31, 2022. The Operating Partnership limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12 to our accompanying unaudited condensed consolidated financial statements.

Common Stock Offerings
Since our initial registered offering of common stock was declared effective by the SEC in 2016, we have raised an aggregate of $289,839,103 pursuant to offerings of common stock registered with the SEC (collectively, the “Registered Offering”), offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), distribution reinvestment plan (“DRP”) offerings of common stock registered with the SEC, a private offering of common stock pursuant to Regulation D under the Securities Act, a qualified offering of common stock pursuant to Regulation A under the Securities Act and an offering of common stock listed on the NYSE.
On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 in share value of Class C common stock to be issued pursuant to the DRP (the “Registered DRP Offering”). We commenced offering shares of Class C common stock pursuant to the Registered DRP Offering upon termination of the Registered Offering described below.
On December 8, 2021, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, we filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the listing of our Class C common stock, which became effective on February 10, 2022 (the “Listed Offering”). In connection with and upon listing on the NYSE, each share of our Class S common stock converted into one share of Class C common stock. The Listed Offering of our Class C common stock closed on February 15, 2022. In connection with the Listed Offering, we sold 40,000 shares of our Class C common stock at $25.00 per share to a major stockholder who was formerly a related party.
On March 30, 2022, we filed a registration statement on Form S-3 (File No. 333-263985) to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units.
Preferred Stock Offering
On September 14, 2021, we and the Operating Partnership entered into an underwriting agreement (the “Preferred Stock Underwriting Agreement”) with B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto (collectively, the “Underwriters”), pursuant to which we agreed to issue and sell 1,800,000 shares of our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”) in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00. In addition, we granted the Underwriters a 30-day option to purchase up to an additional 200,000 shares of the Series A Preferred Stock, which the Underwriters exercised in full on September 16, 2021. The issuance and sale of the shares of Series A Preferred Stock, including the Underwriters’ full exercise of their option to purchase additional shares, closed on September 17, 2021. The shares of Series A Preferred Stock trade on the NYSE under the symbol “MDV.PA” (see Note 9 to our accompanying unaudited condensed consolidated financial statements for additional information).
The Company
We believe we continue to qualify and operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of distributions to our stockholders.
Our primary business consists of acquiring, financing and owning predominantly single-tenant net-lease industrial, retail and office real estate properties throughout the United States leased to creditworthy tenants on long-term leases, with a focus on strategically important and mission critical properties. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of March 31, 2022, our real estate investment portfolio consisted of 36 properties as further described below. The net book value of our real estate investments as of March 31, 2022 was $381,159,581.
Details of our diversified portfolio of 36 operating properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), as of March 31, 2022 are as follows:
•12 industrial properties, including the TIC Interest, which represent approximately 40% of the portfolio, 13 retail properties which represent approximately 21% of the portfolio, and 11 office properties which represent approximately 39% of the portfolio (expressed as a percentage of annualized base rent (“ABR”) as of March 31, 2022);
•Occupancy rate of 100.0%;
•Located in 14 states;
•Leased to 29 different commercial tenants doing business in 15 separate industries;
•Approximately 2.3 million square feet of aggregate leasable space, including the TIC Interest;

•An average leasable space per property of approximately 64,000 square feet; approximately 121,000 square feet per industrial property; approximately 18,000 square feet per retail property and approximately 57,000 square feet per office property; and
•Outstanding mortgage notes payable balance of $44,734,220, credit facility term loan balance of $100,000,000 and credit facility revolver balance of $20,775,000.
As of March 31, 2022, all 36 operating properties in our portfolio are single-tenant net-lease properties and all 36 properties were leased, with a weighted average remaining lease term (“WALT”), excluding rights to extend a lease at the option of the tenant, of approximately 9.1 years.
Following the April 2022 acquisition of eight industrial properties leased to Lindsay Precast, LLC (“Lindsay”) as described in Note 14 to our accompanying unaudited condensed consolidated financial statements, we now own 44 operating properties located in 16 states. On a pro forma basis, after giving effect to the Lindsay acquisition as if it was completed on March 31, 2022, our real estate portfolio is comprised of 20 industrial properties, including the TIC Interest, which represent approximately 46% of the portfolio, 13 retail properties which represent approximately 19% of the portfolio, and 11 office properties which represent approximately 35% of the portfolio (expressed as a percentage of ABR as of March 31, 2022), and has a pro forma WALT of 10.6 years.
As of March 31, 2022, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximately 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC was an independent member of our board of directors (“Board”) from December 2019 to December 2021.
Primary Investment Objectives
Our primary investment objectives are:
•to provide attractive growth in adjusted funds from operations (“AFFO”) and sustainable cash distributions;
•to realize appreciation from proactive investment selection and asset management;
•to provide future opportunities for growth and value creation; and
•to provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate.
While future purchases of properties will be partially funded with cash on hand and funds received from the future sale of shares of Class C common stock, we anticipate incurring mortgage or borrowing base debt (not to exceed 55% of the total value of all of our properties) against pools of individual properties, and pledging such properties as security for that debt to obtain funds to acquire additional properties. Over the near term we are targeting leverage of 40% of the aggregate fair value of our real estate properties plus our cash and cash equivalents, with a long-term goal of lower leverage, although our maximum leverage as defined and approved by our Board is 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. We may exceed the targeted leverage of 40% if we identify attractive acquisition opportunities in advance of raising additional equity or completing dispositions. We are striving to improve the composition of our portfolio by acquiring industrial properties and disposing of office properties, subject to market conditions and prices that we consider attractive. We make no assurance that we will achieve our investment objectives. See the Part I, Item 1A. Risk Factors section of our Annual Report on Form 10-K filed with the SEC on March 23, 2022 and the Part II, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q included herein.
Investment Strategy
Commercial Real Estate
In pursuit of our primary investment objectives, we maintain the ability to expand beyond our traditional single-tenant portfolio of predominantly net leased properties, and seek to acquire a diversified portfolio of income-generating commercial real estate investments throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. We are primarily focused on acquiring industrial properties, but we may also acquire other assets, including, without limitation, retail properties, data centers and storage properties. We may also invest in commercial real estate properties outside the United States. We intend to acquire assets consistent with our acquisition philosophy by focusing primarily on properties located in primary, secondary and certain select tertiary markets and leased to tenants, at the time we acquire them, with strong financial statements and typically subject to long-term leases with defined rental rate increases.

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
Liquidity and Capital Resources
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures and other investments will be funded by offerings of shares of our common stock, bank borrowings from financial institutions, mortgage indebtedness on our properties, asset sales and internally generated funds. Our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock and distributions on our common stock will generally be funded by internally generated funds.
On January 18, 2022, our Operating Partnership entered into a $250,000,000 credit agreement (‘‘Credit Agreement’’) providing for a $100,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’), and a $150,000,000 five-year term loan (the ‘‘Term Loan’’ and together with the ‘‘Revolver,’’ the ‘‘Credit Facility’’) with KeyBank National Association (‘‘KeyBank’’) and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), including KeyBank as Agent for the Lenders (in such capacity, the ‘‘Agent’’), BMO Capital Markets, Truist Bank and The Huntington National Bank as Co-Syndication Agents (the “Co-Syndication Agents”) and KeyBanc Capital Markets Inc., BMO Capital Markets, Inc., Truist Securities, Inc. and The Huntington National Bank as Joint-Lead Arrangers (the “Lead Arrangers”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.
The Credit Facility is priced on a leverage-based pricing grid that fluctuates based on our actual leverage ratio. If our leverage ratio is between 45% to 50%, the interest rate on the Revolver will be 185 basis points over the Secured Overnight Financing Rate (‘‘SOFR’’) including a 10 basis points credit adjustment, which resulted in a floating interest rate of 2.1625% based on the pro forma leverage ratio of 46% as of September 30, 2021 when the Credit Facility closed and after reflecting the January 2022 acquisition of the KIA auto dealership property. With our leverage ratio at 34% as of March 31, 2022, the spread over SOFR, including the credit adjustment, is 165 basis points and the interest rate on the Revolver was 1.9625% as of April 30, 2022. Following the Federal Reserve Bank’s May 4, 2022 increase in the target range for federal funds by 50 basis points, the interest rate on the Revolver is 2.4625%. See Note 14 to our accompanying unaudited condensed consolidated financial statements regarding our entry into a swap agreement to hedge the interest rate on our $150,000,000 Term Loan. The Credit Facility includes customary covenants, including minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds and maximum leverage of 60% of our borrowing base. We were in compliance with these covenants as of March 31, 2022.
The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that we indirectly own, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, we and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which we and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.

While the Credit Facility allows for borrowings up to 60% of our borrowing base and our Board has approved a maximum leverage ratio of 55% of the aggregate fair value of our real estate properties plus our cash and cash equivalents, over the near term, we are targeting leverage of 40% with a long-term goal of lower leverage. However, we may exceed the targeted leverage if we identify attractive acquisition opportunities in advance of raising additional equity or completing dispositions. We also have the right to increase the Credit Facility to a maximum of $500,000,000, subject to customary conditions, including the receipt of new commitments from the Lenders.
Credit Facility Drawdown
On January 18, 2022, we borrowed $155,775,000 from our Credit Facility consisting of $100,000,000 under the Term Loan and $55,775,000 under the Revolver. We used a portion of the proceeds from the Credit Facility to pay total commitment and arrangement fees of $2,020,000 to the Agent, the Lenders, the Lead Arrangers and Co-Syndication Agents.
We used a portion of the additional proceeds from the Credit Facility to repay 20 property mortgages, and related interest aggregating $153,428,764, including the $36,465,449 mortgage on the KIA auto dealership property which was acquired on January 18, 2022, as discussed in Note 3 to our accompanying unaudited condensed consolidated financial statements, and our prior line of credit outstanding balance of $8,022,000. The 20 mortgages that were paid off were for the following 27 properties: eight Dollar Generals, Northrop Grumman, exp Maitland, Wyndham, Williams Sonoma, EMCOR, Husqvarna, AvAir, 3M, Cummins, Levins, Labcorp, GSA (MHSA), PreK Education, ITW Rippey, Solar Turbines, Wood Group, Gap, L3Harris and Walgreens. After the 20 property mortgages were paid-off, seven property mortgages as of December 31, 2021 remained outstanding, including four property mortgages related to assets held for sale. Those four mortgages were paid-off pursuant to sales of the properties in February 2022 as discussed above.
On March 8, 2022, we prepaid $35,000,000 of the outstanding balance on the Revolver with cash on hand in order to reduce interest expense. As of March 31, 2022, following this prepayment, we had availability under the Credit Facility of $80,800,000 which can be drawn for general corporate purposes, including pending and future acquisitions. In April 2022, we borrowed $44,000,000 to fund the acquisition of the eight-property portfolio of industrial properties leased to Lindsay as further described in Note 14 to our accompanying unaudited condensed consolidated financial statements, drew the remaining $50,000,000 available under the Term Loan commitment and reduced the Revolver to $14,775,000 in connection with the swap agreement as further described in Note 14 to our accompanying unaudited condensed consolidated financial statements. Following these transactions, there is $36,800,000 available to be drawn on the Revolver, based on the value of our properties included in the borrowing base.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our maximum leverage as defined and approved by our Board is 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. We use available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. There is no limitation on the amount we may borrow for the purchase of any single asset. As of March 31, 2022, our leverage ratio was 34%.
We may borrow amounts from our affiliates including directors and executive officers if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.
While we intend for the Credit Facility to be our primary source of financing, we may continue to use mortgage debt financing for certain real estate investments and acquisitions. This financing may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.
See Note 7 to our accompanying unaudited condensed consolidated financial statements for loan maturities of our three remaining mortgage notes payable as of March 31, 2022.
As of March 31, 2022, the outstanding principal balance of our mortgage notes payable on our operating properties and our Credit Facility were $44,734,220 and $120,775,000, respectively. As of March 31, 2022, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,653,689, which is not included in our accompanying unaudited condensed consolidated balance sheets.

Acquisitions and Dispositions of Real Estate Investments
During the three months ended March 31, 2022, we acquired the following real estate properties:

Property and Location	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Equipment	Acquisition Price
KIA, Carson, CA	1/18/2022	$32,741,781	$36,544,663	$118,606	$—	$69,405,050
Kalera, St. Paul, MN	1/31/2022	562,356	3,127,653	—	4,429,000	8,119,009
		$33,304,137	$39,672,316	$118,606	$4,429,000	$77,524,059
During the three months ended March 31, 2022, we sold the following three office and one industrial (Omnicare) real estate investments:

Property	Location	Disposition Date	Rentable Square Feet	Contract Sale Price	Net Proceeds	Gain on Sale
Bon Secours (1)	Richmond, VA	2/11/2022	72,890	$8,760,000	$—	$179,404
Omnicare (1)	Richmond, VA	2/11/2022	51,800	10,200,000	—	2,062,890
Texas Health (1)	Dallas, TX	2/11/2022	38,794	7,040,000	11,883,639	160,377
Accredo	Orlando, FL	2/24/2022	63,000	14,000,000	5,000,941	4,998,106
Total			226,484	$40,000,000	$16,884,580	$7,400,777
(1)    Combined net proceeds for the February 11, 2022 disposition, net of commissions, closing costs paid and repayment of the outstanding mortgages.
Listed Offering - Class C Common Stock
On November 2, 2021, our Board terminated our offering of Class C common stock pursuant to a Regulation A Offering Statement on Form 1-A (the “Reg A Offering”) effective upon the close of business on November 24, 2021 and directed management to seek the listing of our Class C common stock on a national securities exchange in early 2022. Our Board also terminated our Class C and Class S share repurchase programs.
On December 8, 2021, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, we filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the Listed Offering of our Class C common stock, which became effective on February 10, 2022. In connection with and upon listing on the NYSE, each share of our Class S common stock converted into one share of Class C common stock. The Listed Offering of our Class C common stock closed on February 15, 2022. In connection with the Listed Offering, we sold 40,000 shares of our Class C common stock at $25.00 per share to a major stockholder who was formerly a related party (see Note 9 to our accompanying unaudited condensed consolidated financial statements for additional information), for aggregate net proceeds to us of $114,500, after deducting the underwriting discount of $70,000 and other offering costs of $815,500.
On March 30, 2022, we filed a registration statement on Form S-3 (File No. 333-263985) to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units.
Share Repurchases
On February 15, 2022, our Board authorized up to $20,000,000 in repurchases of our outstanding shares of common stock through December 31, 2022. Purchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.
Since the inception of the program through May 12, 2022, we have repurchased 151,324 shares for a total of $2,690,586.

Class C OP Units
On January 18, 2022, we completed the acquisition of a KIA auto dealership property in an “UPREIT” transaction pursuant to a contribution agreement whereby an affiliate of the seller received 1,312,382 units of Class C limited partnership interest in the Operating Partnership (the “Class C OP Units”) based on an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value. Following expiration of the lock-up period ending on August 11, 2022, the holder of the Class C OP Units may require the redemption of all or a portion of these units and we have the option to redeem the units for cash or shares of Class C common stock. The Class C OP Units received $251,539 in distributions during the three months ended March 31, 2022 (also see the “Distributions” section below).
Cash Flow Summary
The following table summarizes our cash flow activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(1,083,310)	$100,625
Net cash (used in) provided by investing activities	$(8,857,451)	$8,391,095
Net cash used in financing activities	$(23,122,696)	$(11,333,970)
Cash Flows from Operating Activities
The cash used in operating activities of $1,083,310 during the three months ended March 31, 2022 primarily reflects adjustments to our net loss of $12,073,164 to exclude net non-cash losses of $13,745,954 related to depreciation and amortization, impairment of goodwill, stock compensation expense, amortization of deferred financing costs and premium, amortization of deferred lease incentives and amortization of above market lease intangibles, which were partially offset by gain on sale of real estate investments, unrealized gain on interest rate swap valuation, amortization of below-market lease intangibles, amortization of deferred rents and undistributed income from our unconsolidated investment in a real estate property. Cash used in operations also included cash used in changes in operating assets and liabilities of $2,851,467 during the three months ended March 31, 2022 due to increases in tenant receivables and prepaid and other assets and a decrease in accounts payable, accrued and other liabilities. These cash uses were partially offset by distributions received from our unconsolidated investment in a real estate property of $95,367.
The cash provided by operating activities of $100,625 during the three months ended March 31, 2021 primarily reflects adjustments to our net loss of $903,648 to exclude net non-cash charges of $2,877,547 related to depreciation and amortization, stock compensation expense, amortization of deferred financing costs, amortization of deferred lease incentives and amortization of above market leases, which were partially offset by amortization of below-market lease intangibles, gain on forgiveness of economic relief note payable, unrealized gain on interest rate swap valuation, gain on sale of real estate investments, amortization of deferred rents and undistributed income from an unconsolidated investment in a real estate property. Cash used in operations also included net use of cash for changes in operating assets and liabilities of $1,952,653 during the three months ended March 31, 2021, due to increases in tenant receivables, prepaid and other assets and a decrease in accounts payable, accrued and other liabilities. These cash uses were partially offset by distributions from our unconsolidated investment in real estate property of $79,379.
Cash flows from operating activities for the three months ended March 31, 2022 were disproportionately affected by annual costs paid during the first quarter. We expect that cash flows will be positive in the next twelve months, in part due to an increase in our investments in operating assets as a result of our recent acquisitions; however, there can be no assurance that this expectation will be realized.

Cash Flows from Investing Activities
Net cash used in investing activities was $8,857,451 for the three months ended March 31, 2022 and consisted primarily of the following:
•$44,714,508 for acquisition of the Kalera and Kia real estate investments and refinancing the KIA mortgage;
•$749,481 of additions to existing real estate investments;
•$2,000,000 payment of a lease incentive for the PreK Education property; and
•$500,000 payment of a refundable purchase deposit for the Lindsay acquisition.
These uses were partially offset by:
•$38,911,538 in proceeds from sale of four real estate investments; and
•$195,000 collection of note receivable.
Net cash provided by investing activities was $8,391,095 for the three months ended March 31, 2021 and consisted primarily of the following:
•$13,221,509 in net proceeds from sale of three real estate investments.
These proceeds were partially offset by:
•$4,500,000 of deposit for investment in special purpose acquisition company; and
•$330,414 of additions to existing real estate investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $23,122,696 for the three months ended March 31, 2022 and consisted of the following:
•$130,277,534 of mortgage note principal payments upon entering the Credit Facility and sale of four properties;
•$2,186,468 of deferred financing cost payments to third parties;
•$1,418,783 of cash distributions paid to common stockholders;
•$1,065,278 of cash dividends paid to preferred stockholders;
•$852,721 used for repurchases of common shares; and
•$189,412 for payments of offering costs.
These uses were partially offset by:
•$100,000,000 in proceeds from borrowings on our Credit Facility Term Loan;
•$20,775,000 of net proceeds from our Credit Facility Revolver, partially offset by repayment of $8,022,000 on the prior credit facility with Banc of California (the “Prior Credit Facility”); and
•$114,500 in net proceeds from issuance of common stock in the Listed Offering.
Net cash used in financing activities was $11,333,970 for the three months ended March 31, 2021 and consisted primarily of the following:
•$13,198,773 of mortgage notes principal payments;
•$10,375,063 used for repurchases of common shares;
•$867,410 of cash distributions paid to common stockholders;
•$409,844 for payments of offering costs and commissions; and
•$246,587 of deferred financing cost payments to third parties.
These uses were partially offset by:
•$12,136,000 of proceeds from mortgage notes payable; and
•$1,627,707 of proceeds from issuance of common stock.

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
For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. AFFO is useful in assisting management and investors in assessing our ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods. However, FFO and AFFO are not useful measures in evaluating net asset value (“NAV”) because impairments are taken into account in determining NAV but not in determining FFO and AFFO. Therefore, FFO and AFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
Neither the SEC, Nareit, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure. Furthermore, as described in Note 12 to our accompanying unaudited condensed consolidated financial statements, the conversion ratios for units of Class M limited partnership interest in the Operating Partnership (“Class M OP Units”), units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”) and units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) can increase if the specified performance hurdles are achieved, which would increase the fully-diluted weighted average shares outstanding.

The following are the calculations of FFO and AFFO for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net loss (in accordance with GAAP)	$(12,073,164)	$(903,648)
Preferred stock dividends	(921,875)	—
Net loss attributable to common stockholders and Class C OP Units	(12,995,039)	(903,648)
FFO adjustments:
Add: Depreciation and amortization	3,300,492	3,564,560
Amortization of lease incentives	71,394	65,301
Depreciation and amortization for unconsolidated investment in a real estate property	190,468	181,786
Less: Gain on sale of real estate investments, net	(7,400,777)	(289,642)
FFO attributable to common stockholders and Class C OP Units	(16,833,462)	2,618,357
AFFO adjustments:
Add: Amortization of corporate intangibles	—	460,143
Impairment of goodwill	17,320,857	—
Stock compensation	511,865	604,645
Deferred financing costs	1,266,725	99,069
Non-recurring loan prepayment penalties	615,336	—
Swap termination costs	733,000	23,900
Amortization of above-market intangible leases	32,456	32,455
Acquisition fees and due diligence expenses, including abandoned pursuit costs	586,669	10,744
Less: Deferred rents	(110,505)	(274,823)
Unrealized gains on interest rate swaps	(788,016)	(427,119)
Amortization of below-market intangible leases	(363,074)	(367,575)
Gain on forgiveness of economic relief note payable	—	(517,000)
Other adjustments for unconsolidated investment in a real estate property	(188)	(32,194)
AFFO attributable to common stockholders and Class C OP Units	$2,971,663	$2,230,602

Weighted average shares outstanding:
Basic	7,533,158	7,706,621
Fully diluted (1)	10,193,498	8,926,585

FFO Per Share:
Basic	$(2.23)	$0.34
Fully Diluted	$(2.23)	$0.29

AFFO Per Share:
Basic	$0.39	$0.29
Fully Diluted	$0.29	$0.25
(1)    Includes the Class M, Class P and Class R OP Units to compute the weighted average number of shares.

Results of Operations
As of March 31, 2022, we owned 36 operating properties, including the TIC Interest. We acquired two properties (one industrial and one retail) during the first three of months 2022 compared with no real estate acquisitions during the first three of months 2021. Four properties (three office and one industrial, which were classified as held for sale as of December 31, 2021) were sold during the first three months of 2022. Three retail properties were sold during the first three months of 2021, which were classified as held for sale as of December 31, 2020. The operating results of such properties that were classified as held for sale are included in our continuing results of operations.
We expect that rental income, tenant reimbursements, depreciation and amortization expense, and interest expense will increase for the full year of 2022 as compared with the full year of 2021, as a result of the two property acquisitions during the first quarter of 2022, the acquisition of an eight property industrial portfolio on April 19, 2022 and our plan to acquire additional properties during the remainder of 2022, partially offset by five dispositions in 2021 (three during the first quarter and one each during the third and fourth quarters) and four dispositions in February 2022. Our results of operations for the three months ended March 31, 2022 may not be indicative of those expected for the full year of 2022 or in future periods.
Due to the continuing COVID-19 pandemic, including the recent spread of its variants, in the United States and globally, our tenants and operating partners continue to be impacted. The continued impact of the COVID-19 pandemic and its variants on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information regarding mutations of COVID-19, the success of actions taken to contain or treat COVID-19, the effectiveness of the current vaccines to contain the COVID-19 variants, and reactions by consumers, companies, governmental entities and capital markets. We, including our tenants, may also by impacted by the worsening inflation, interest rate environment and disruption of supply chains in the U.S. and globally. The effects of these challenging economic factors may be mitigated by the number of credit tenants in our portfolio and the diversity of our property locations and tenant industries.
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Rental Income
Rental income, including tenant reimbursements, for the three months ended March 31, 2022 and 2021 was $9,648,649 and $8,974,870, respectively. The increase of $673,779, or 8%, as compared with the first quarter of 2021 primarily reflects the rental income contribution from our acquisition of a KIA auto dealership property in Carson, California on January 18, 2022, which contributed approximately 12.9% of our total rental income during the first quarter of 2022 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details). This increase together with the rental income contributions of three other property acquisitions (one industrial property acquired at the end of January 2022 and two properties acquired during the second half of 2021 (one industrial and one retail)) were partially offset by the decrease in rental income from the sale of six properties (four properties sold in February 2022 (one industrial and three office) and two properties sold during the second half of 2021 (one industrial and one retail)). Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The ABR of the operating properties owned as of March 31, 2022 was $30,624,617, which increased to $34,358,758 with the April 2022 acquisition of eight properties leased to Lindsay which is described in Note 14 to our accompanying unaudited condensed consolidated financial statements.
General and Administrative
General and administrative expenses were $2,106,183 and $2,678,239 for the three months ended March 31, 2022 and 2021, respectively. The decrease of $572,056, or 21%, as compared with the first quarter of 2021 primarily reflects decreases in marketing, legal and consulting fees and technology services in the current year quarter compared to the prior year quarter.
Stock Compensation Expense
Stock compensation expense was $511,865 and $604,645 for the three months ended March 31, 2022 and 2021, respectively. The decrease of $92,780, or 15%, as compared with the first quarter of 2021 primarily reflects forfeitures due to employee terminations during the second half of 2021 through the first quarter of 2022.

Depreciation and Amortization
Depreciation and amortization expense was $3,300,492 and $4,024,703 for the three months ended March 31, 2022 and 2021, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $724,211, or 18%, as compared with the first quarter of 2021 primarily reflects the absence of amortization of corporate intangibles, which were impaired during the fourth quarter of 2021, and the absence of depreciation and amortization expenses related to the sale of four properties (three office and one industrial) held for sale during the current year quarter and two properties (one industrial and one retail) sold during the second half of 2021, offset in part by the depreciation and amortization of two properties (one industrial and one retail) acquired during the current year quarter and two properties (one industrial and one retail) acquired during the second half of 2021.
Interest Expense
Interest expense was $1,568,175 and $1,781,136 for the three months ended March 31, 2022 and 2021, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense). On January 18, 2022, we used funds from our initial borrowing from our Credit Facility to pay off 20 existing property mortgages for 27 properties, the $36,465,449 mortgage on the KIA auto dealership property which we acquired and repayment of our Prior Credit Facility and related interest, aggregating $153,428,764 (see Note 7 to our accompanying unaudited condensed consolidated financial statements for more details). In addition, four interest rate swap agreements related to four property mortgages were terminated in connection with the prepayment of the property mortgages. The decrease of $212,961, or 12%, as compared with the first quarter of 2021 primarily reflects a decrease in interest expense of approximately $537,000 due to the pay-off of mortgage notes and the Prior Credit Facility discussed above. This decrease in interest expense was partially offset by the absence of unrealized gains on the valuation of interest rate swaps of approximately $304,000 (net of swap termination costs of $23,900 in 2021) and an increase in amortization of deferred financing costs and other costs of approximately $20,000 during the first quarter of 2022 compared with the first quarter of 2021.
Property Expenses
Property expenses were $2,764,592 and $1,754,947 for the three months ended March 31, 2022 and 2021, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The increase of $1,009,645, or 58%, as compared with the first quarter of 2021 reflects increases in property and other taxes during the current year quarter and approximately $587,000 in write-offs of costs related to our proposed acquisition of 10 properties leased to Walgreens which we abandoned due to inability to obtain the mortgage servicer’s approval prior to the February 18, 2022 contract termination date and changes in market conditions. These write-offs included legal and due diligence costs and forfeiture of $375,000 of our $1,000,000 earnest money deposit.
Impairment of Goodwill
The impairment of goodwill of $17,320,857 for the three months ended March 31, 2022 reflects the significant decline in the market value of our common stock since it began trading on the NYSE in February 2022. Our stock price is materially below both our historical net asset value and the book value of our equity, reflecting the negative impacts of rising inflation and interest rates, declining office occupancy rates affecting owners of real estate properties and fears of a potential recession. We, therefore, reduced the carrying value of goodwill to zero (see Note 5 to our accompanying unaudited condensed consolidated financial statements for additional details).
Gain on Sale of Real Estate Investments
The gain on sale of investments of $7,400,777 and $289,642 for the three months ended March 31, 2022 and 2021, respectively, relates to the sale of four properties (three office and one industrial) during the current year quarter and three retail properties during the prior year quarter (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details).
Other (Expense) Income
Interest income was $13,435 and $50 for the three months ended March 31, 2022 and 2021, respectively.
Income from unconsolidated investment in a real estate property was $95,464 and $72,467 for the three months ended March 31, 2022 and 2021, respectively. This reflects our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first quarters of 2022 and 2021, respectively.

Loss on early extinguishment of debt of $1,725,318 for the three months ended March 31, 2022 reflects non-cash charges of $1,164,998 for deferred financing costs and prepayment penalties of $615,336 upon repayment of 20 mortgages for 27 properties, full repayment of our Prior Credit Facility and mortgage repayments related to four asset sales, as well as $733,000 of swap termination fees related to the four mortgage refinancings and the related recognition of termination gains of $788,016 (see Notes 7 and 8 to our accompanying unaudited condensed consolidated financial statements for more details).
Other income of $65,993 and $85,993 for the three months ended March 31, 2022 and 2021, respectively, primarily reflects our monthly management fee from the entities that own the TIC Interest property which is equal to 0.1% of the total investment value of the property.
Organizational and Offering Costs
Organizational and offering costs include all costs incurred in connection with the offerings prior to the Listed Offering, including investor relations' payroll costs and other costs incurred in connection with the offerings of our stock, including, but not limited to legal fees, federal and state filing fees, and other costs. Through November 24, 2021, the termination date of the Reg A Offering, we had recorded cumulative organizational and offering costs of $8,298,499, including $5,429,105 paid to our former sponsor or affiliates through December 31, 2019.
In connection with our Listed Offering of Class C common stock, we incurred organizational and offering costs in the aggregate of $885,500 through March 31, 2022. We also incurred additional organizational and offering costs of $189,412 during the three months ended March 31, 2022 related to our registration statement on Form S-3 (File No. 333-263985) that we filed on March 30, 2022 to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units.
Distributions
Preferred Dividends
On March 18, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2022. This amount was accrued as of March 31, 2022 and paid on April 15, 2022 (see Note 14 to our accompanying unaudited condensed consolidated financial statements for more details).
Common Stock Distributions
We intend to pay distributions on a monthly basis, and we paid our first distribution on August 10, 2016. The distribution rate is determined by the Board based on our financial condition and such other factors as the Board deems relevant. The Board has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders other than as necessary to meet REIT qualification requirements.
Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows for the first quarter of 2022 and the four quarters of 2021:

Period (1)	Total Distributions Declared	Distributions Declared Per Share	Distributions Paid		Cash Flows (Used in) Provided by Operating Activities	Net Rental Income Received	Offering Proceeds	Quarter End Accrued Distribution
			Cash	Reinvested
2022 (2)
First Quarter	$2,907,122	$0.387499	$1,418,783	$1,492,404	$(1,083,310)	$2,907,122	$—	$854,599
2021
First Quarter	$1,991,676	$0.258903	$891,202	$1,130,949	$102,091	$1,991,676	$—	$675,221
Second Quarter	1,976,511	0.261780	835,381	1,131,281	2,981,262	1,976,511	—	650,167
Third Quarter	1,981,725	0.264656	838,868	1,137,501	3,299,330	1,981,725	—	643,025
Fourth Quarter	2,160,966	0.289864	907,927	1,200,880	3,346,002	2,160,966	—	730,445
2021 Totals	$8,110,878	$1.075203	$3,473,378	$4,600,611	$9,728,685	$8,110,878	$—

(1)    The distribution paid per share of Class S common stock was net of deferred selling commissions.
(2)    Includes the 13th distribution for 2021 declared on January 5, 2022 for Class C common stock only and distributions to Class C OP Units.
Prior to 2022, distributions to stockholders were declared and paid based on daily record dates at rates per share per day. The distribution details are as follows:

Distribution Period	Rate Per Share Per Day (1)	Declaration Date	Payment Date
2021
January 1-31	$0.00287670	December 9, 2020	February 25, 2021
February 1-28	$0.00287670	January 27, 2021	March 25, 2021
March 1-31	$0.00287670	January 27, 2021	April 26, 2021
April 1-30	$0.00287670	March 25, 2021	May 25, 2021
May 1-31	$0.00287670	March 25, 2021	June 25, 2021
June 1-30	$0.00287670	March 25, 2021	July 26, 2021
July 1-31	$0.00287670	June 16, 2021	August 25, 2021
August 1-31	$0.00287670	June 16, 2021	September 27, 2021
September 1-30	$0.00287670	June 16, 2021	October 25, 2021
October 1-31	$0.00315070	August 12, 2021	November 24, 2021
November 1-30	$0.00315070	August 12, 2021	December 21, 2021
December 1-31	$0.00315070	August 12, 2021	January 5, 2022
13th Distribution (2)	$0.00027397	January 5, 2022	January 18, 2022

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2022
January 1-31	$0.09583300	January 27, 2022	February 25, 2022
February 1-28	$0.09583300	February 17, 2022	March 25, 2022
March 1-31	$0.09583300	February 17, 2022	April 25, 2022
April 1-30	$0.09583300	March 18, 2022	May 25, 2022 (3)
May 1-31	$0.09583300	March 18, 2022	June 27, 2022 (3)
June 1-30	$0.09583300	March 18, 2022	July 25, 2022 (3)
(1)    Distributions paid per share of Class S common stock were net of deferred selling commissions.
(2)    On January 5, 2022, our Board declared a 13th distribution to our common stockholders since our AFFO exceeded 110% of distributions declared for the year ended December 31, 2021. The 13th distribution was based on the outstanding shares of common stock held by stockholders on the record date of January 6, 2022 using the following formula: (i) the daily amount of the 13th distribution divided by 365 days (ii) multiplied by the number of days such shares of common stock were held by such stockholder from January 1, 2021 through December 31, 2021. Stockholders were only eligible for the 13th distribution if they held such shares as of the close of business on the record date.
(3)    Reflects the expected payment date since the distribution has not been paid as of the filing date of this Quarterly Report on Form 10-Q.

Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of March 31, 2022, December 31, 2021 and March 31, 2021, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
Number of properties:		(1)	(2)
Industrial, including TIC Interest	12	12	12
Retail	13	12	12
Office	11	14	14
Total operating properties and properties held for sale	36	38	38
Land	1	1	1
Total properties	37	39	39

Leasable square feet:
Industrial	1,450,193	1,514,876	1,145,519
Retail	234,029	161,406	291,513
Office	625,352	800,036	853,963
Total	2,309,574	2,476,318	2,290,995
(1)    Includes four properties (three office and one industrial) held for sale as of December 31, 2021.
(2)    Includes one retail property held for sale as of March 31, 2021.
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
We completed the following dispositions during the first three months of 2022 and 2021 as follows:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sales Price	Net Proceeds
2022
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$8,760,000	$—
Omnicare	Richmond, VA	2/11/2022	Industrial	51,800	10,200,000	—
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	11,883,639	(1)
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	5,000,941
				226,484	$40,000,000	$16,884,580
2021
Chevron Gas Station	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$3,914,909
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	2,684,225
Chevron Gas Station	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	4,054,327
				42,896	$13,714,188	$10,653,461
(1)    Combined net proceeds for the February 11, 2022 disposition are net of commissions, closing costs and repayment of the outstanding mortgages, except there were no outstanding mortgages on the two Chevron properties at the time of sale.

Extension of Leases
Effective January 12, 2022, we extended the lease term of our Cummins property located in Nashville, Tennessee from March 1, 2023 to February 28, 2024 with a 2% increase in annual rent commencing March 1, 2023. Cummins accepted the extension of the lease terms and possession of the property on an “AS-IS” basis. We also granted to Cummins an option to extend the lease term for an additional five years commencing March 1, 2024 and paid a leasing commission of $30,000 in connection with this extension.
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
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of March 31, 2022 and December 31, 2021, we had obligations to pay approximately $128,538 and $189,136, respectively, for on-site and tenant improvement to be incurred by tenants. We expect that the related improvements will be completed during the 2022 calendar year and will be funded from cash on hand, operating cash flow, borrowings under our Revolver or offering proceeds.
In addition, we have identified approximately $1,959,000 of roof replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months, including approximately $452,000 of building improvements at the Northrop Grumman property which we have agreed to complete in a timely manner. Approximately $994,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. We will initially pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $965,000 are not recoverable from tenants. These improvements will be funded from cash on hand, operating cash flows, borrowings under our Revolver or proceeds from the sale of shares of our common stock.
Recent Market Conditions
The continuing developments in the Russian war against Ukraine and sanctions which have been announced by the United States and other countries against Russia have caused significant uncertainty in the market, adding to continuing concerns about supply chain disruptions, inflation and increases in interest rates. Volatility in stock and bond markets, particularly the rapid rise in yields on U.S. Treasury securities, may negatively impact our operating results.
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
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Furthermore, rent abatements for tenants severely impacted by the COVID-19 pandemic, inflation or international business interests, particularly if affected by the Russian war against Ukraine, may also result in decreases in cash flows from investment properties. We have no leases scheduled to expire in 2022 and three leases (two office and one industrial) scheduled to expire in 2023, which comprise an aggregate of 142,146 leasable square feet and represent approximately 4.1% of projected 2022 ABR from properties. The tenants of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.

Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. However, we have successfully negotiated lease extensions for nine properties during 2021 and the first quarter of 2022. We are in the process of negotiating potential lease extensions with other tenants.
The debt market remains sensitive to the macro environment, such as inflation, impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. Increases in interest rates on our floating rate debt will reduce our net income (loss) and cash flows. In January 2022, we refinanced all but four of our properties (including the TIC Interest) with proceeds from the $250,000,000 Credit Facility which includes floating rates based on SOFR and our leverage ratio as described above. The mortgage on our Sutter Health property does not mature until March 9, 2024 and the other three mortgages do not mature until after September 2027. All four of these mortgages are at fixed rates. Our Revolver does not mature until January 18, 2026 and can be extended for an additional 12 months thereafter, while our Term Loan does not mature until January 18, 2027. Any future uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. If we are not able to refinance our indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. We continuously review our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. On May 10, 2022, we purchased a five-year swap at 2.258% on our $150,000,000 Term Loan that results in a fixed interest rate of 3.858% on the Term Loan when our leverage ratio is less than or equal to 40%. As part of this transaction, we sold a one-time option to terminate the swap on December 31, 2024, which reduced the swap rate. Under the Credit Facility, the interest rate will continue to vary based on our leverage ratio.
Election as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We intend to continue to qualify as a REIT. To continue to qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the distributions paid deduction and excluding net capital gains).
If we fail to maintain our qualification as a REIT in any taxable year, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income (loss) and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to continue to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying unaudited condensed consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 23, 2022. There have been no significant changes to our policies during the three months ended March 31, 2022.

Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 11 to our accompanying unaudited condensed consolidated financial statements for discussion of commitment and contingencies).
Related-Party Transactions and Agreements
See Note 10 to our accompanying unaudited condensed consolidated financial statements for details of the various related-party transactions and agreements.
Subsequent Events
See Note 14 to our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to March 31, 2022 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of March 31, 2022.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the worsening inflation and the impact both may have on our operations, including our internal control.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 11 to our accompanying unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 23, 2022.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2022, we issued a total of 4,599 shares of Class C common stock to six non-employee members of the Board for their service as Board members during the first quarter of 2022. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
Our Stock Repurchases
On February 15, 2022, our Board authorized up to $20,000,000 in repurchases of our outstanding shares of common stock through December 31, 2022. Purchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.
From February 15, 2022 through March 31, 2022, we repurchased a total of 50,863 shares of our common stock for a total of $852,711 under this share repurchase program for an average cost of $16.76 per share.
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended March 31, 2022.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid Per Share
January 1-31, 2022	—	$—
February 1-28, 2022	19,321	$16.62
March 1-31, 2022	31,542	$16.85
Total	50,863
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Amended and Restated Bylaws of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

10.1
Contribution Agreement between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated January 13, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.2
First Amendment to Contribution Agreement Between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated March 22, 2022 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 23, 2022)

10.3
Kia – Carson, CA Lease Agreement as of January 18, 2022, by and between MDV Trophy Carson CA LLC and Trophy of Carson LLC for the property located at 22020 Recreation Rd., Carson, California (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.4
Credit Agreement dated as of January 18, 2022 by and among Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, BMO Capital Markets, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets, Truist Securities, Inc. and The Huntington Bank, as joint-lead arrangers (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.5
Unconditional Guaranty of Payment and Performance of Modiv Operating Partnership, LP under the Credit Agreement dated January 18, 2022 with KeyBank and other lenders by Modiv Inc. and certain subsidiary guarantors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-261529) filed with the Securities and Exchange Commission on February 10, 2022)

10.6
Underwriting Agreement, dated February 10, 2022, by and among Modiv Inc., Modiv Operating Partnership, LP and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

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
Date: May 13, 2022