Form 10-Q
period 2022-06-30
MODIV INC.
filed 2022-08-11
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, there were 7,456,830 shares of Class C common stock outstanding.

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
•We are subject to disruptions in the financial markets and uncertain economic conditions that could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing at interest rates acceptable to us or at all, to service future debt obligations, or to pay distributions to our stockholders.
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
•Our properties may be subject to further impairment charges.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Modiv Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Real estate investments:
Land	$107,569,641	$61,005,402
Buildings and improvements	327,472,940	251,246,290
Equipment	4,429,000	—
Tenant origination and absorption costs	21,384,224	21,504,210
Total investments in real estate property	460,855,805	333,755,902
Accumulated depreciation and amortization	(43,728,520)	(37,611,133)
Total investments in real estate property, net	417,127,285	296,144,769
Unconsolidated investment in a real estate property	9,956,517	9,941,338
Total real estate investments, net	427,083,802	306,086,107
Real estate investments held for sale, net	—	31,510,762
Total real estate investments	427,083,802	337,596,869
Cash and cash equivalents	11,705,449	55,965,550
Restricted cash	—	2,441,970
Receivable from early termination of lease	1,446,767	1,836,767
Tenant receivables	8,059,635	5,996,919
Above-market lease intangibles, net	626,107	691,019
Prepaid expenses and other assets	6,766,867	5,856,255
Interest rate swap derivative	589,997	—
Assets related to real estate investments held for sale	—	788,296
Goodwill, net	—	17,320,857
Total assets	$456,278,624	$428,494,502
Liabilities and Equity
Mortgage notes payable, net	$44,608,815	$152,223,579
Mortgage notes payable related to real estate investments held for sale, net	—	21,699,912
Total mortgage notes payable, net	44,608,815	173,923,491
Credit facility revolver	6,775,000	8,022,000
Credit facility term loan, net	148,850,050	—
Accounts payable, accrued and other liabilities	8,733,757	11,844,881
Below-market lease intangibles, net	10,175,284	11,102,940
Interest rate swap derivatives	—	788,016
Liabilities related to real estate investments held for sale	—	383,282
Total liabilities	219,142,906	206,064,610

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 7,643,992 shares issued and 7,456,562 shares outstanding as of June 30, 2022 and 7,426,636 shares issued and outstanding as of December 31, 2021	7,644	7,427
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares and 63,768 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	64
Additional paid-in-capital	275,922,227	273,441,831
Treasury stock, at cost, 187,430 shares and no shares held as of June 30, 2022 and December 31, 2021, respectively	(3,253,902)	—
Cumulative distributions and net losses	(116,491,382)	(101,624,430)
Total Modiv Inc. equity	156,186,587	171,826,892
Noncontrolling interests in the Operating Partnership	80,949,131	50,603,000
Total equity	237,135,718	222,429,892
Total liabilities and equity	$456,278,624	$428,494,502
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Rental income	$10,394,118	$9,107,008	$20,042,767	$18,081,878

Expenses:
General and administrative	1,615,182	1,932,635	3,721,365	4,618,621
Stock compensation expense	679,747	767,087	1,191,612	1,371,732
Depreciation and amortization	3,682,681	3,978,323	6,983,173	8,003,026
Interest expense	1,197,154	2,098,649	2,765,329	3,879,785
Property expenses	1,965,885	1,874,033	4,730,477	3,621,233
Reversal of impairment of real estate investment property	—	(400,999)	—	(400,999)
Impairment of goodwill	—	—	17,320,857	—
Total expenses	9,140,649	10,249,728	36,712,813	21,093,398

Other operating loss:
Gain on sale of real estate investments	1,002,101	—	8,402,878	289,642
Operating income (loss)	2,255,570	(1,142,720)	(8,267,168)	(2,721,878)

Other income (expense):
Interest income	1,763	51	15,198	100
Income from unconsolidated investment in a real estate property	66,868	74,834	162,332	147,302
Gain on forgiveness of economic relief note payable	—	—	—	517,000
Loss on early extinguishment of debt	—	—	(1,725,318)	—
Other	66,143	65,992	132,136	151,985
Other income (expense), net	134,774	140,877	(1,415,652)	816,387

Net income (loss)	2,390,344	(1,001,843)	(9,682,820)	(1,905,491)
Less: net income (loss) attributable to noncontrolling interest in Operating Partnership	219,214	—	(1,708,815)	—
Net income (loss) attributable to Modiv Inc.	2,171,130	(1,001,843)	(7,974,005)	(1,905,491)
Preferred stock dividends	(921,875)	—	(1,843,750)	—
Net income (loss) attributable to common stockholders	$1,249,255	$(1,001,843)	$(9,817,755)	$(1,905,491)

Net income (loss) per share attributable to common stockholders
Basic	$0.17	$(0.13)	$(1.31)	$(0.25)
Diluted	$0.14	$(0.13)	$(1.31)	$(0.25)
Weighted-average number of common shares outstanding
Basic	7,478,973	7,614,196	7,505,673	7,630,401
Diluted	10,221,490	7,614,196	7,505,673	7,630,401

Distributions declared per common share	$0.2875	$0.2625	$0.6750	$0.5250
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Three Months Ended June 30, 2022 and 2021
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net (Losses) Income	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, March 31, 2022	2,000,000	$2,000	7,601,081	$7,601	$275,371,078	(50,863)	$(852,721)	$(115,598,562)	$158,929,396	$81,107,213	$240,036,609
Issuance of common stock - distribution reinvestments	—	—	42,911	43	711,180	—	—	—	711,223	—	711,223
OP Units compensation expense	—	—	—	—	597,247	—	—	—	597,247	—	597,247
Offering costs	—	—	—	—	(757,278)	—	—	—	(757,278)	—	(757,278)
Repurchase of common stock	—	—	—	—	—	(136,567)	(2,401,181)	—	(2,401,181)	—	(2,401,181)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(921,875)	(921,875)	—	(921,875)
Distributions declared, common stock	—	—	—	—	—	—	—	(2,142,075)	(2,142,075)	—	(2,142,075)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	(377,296)	(377,296)
Net income	—	—	—	—	—	—	—	2,171,130	2,171,130	219,214	2,390,344
Balance, June 30, 2022	2,000,000	$2,000	7,643,992	$7,644	$275,922,227	(187,430)	$(3,253,902)	$(116,491,382)	$156,186,587	$80,949,131	$237,135,718

	Preferred Stock		Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, March 31, 2021	—	$—	7,524,210	$7,524	63,101	$63	$216,444,117	$(94,908,010)	$121,543,694	$50,603,000	$172,146,694
Issuance of common stock	—	—	75,600	76	230	—	1,804,469	—	1,804,545	—	1,804,545
Stock compensation expense	—	—	4,470	4	—	—	109,996	—	110,000	—	110,000
OP Units compensation expense	—	—	—	—	—	—	657,087	—	657,087	—	657,087
Offering costs	—	—	—	—	—	—	(400,788)	—	(400,788)	—	(400,788)
Reclassification of common stock	—	—	—	—	—	—	(626,133)	—	(626,133)	—	(626,133)
Repurchase of common stock	—	—	(113,866)	(114)	—	—	(2,671,650)	—	(2,671,764)	—	(2,671,764)
Distributions declared, common stock	—	—	—	—	—	—	—	(1,976,511)	(1,976,511)	—	(1,976,511)
Net loss	—	—	—	—	—	—	—	(1,001,843)	(1,001,843)	—	(1,001,843)
Balance, June 30, 2021	—	$—	7,490,414	$7,490	63,331	$63	$215,317,098	$(97,886,364)	$117,438,287	$50,603,000	$168,041,287
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C and Class S			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2021	2,000,000	$2,000	7,490,404	$7,491	$273,441,831	—	$—	$(101,624,430)	$171,826,892	$50,603,000	$222,429,892
Issuance of common stock -distribution reinvestments	—	—	108,989	109	2,203,518	—	—	—	2,203,627	—	2,203,627
Listed offering of common stock, net	—	—	40,000	40	114,460	—	—	—	114,500	—	114,500
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	32,809,551	32,809,551
Stock compensation expense	—	—	4,599	4	82,496	—	—	—	82,500	—	82,500
OP Units compensation expense	—	—	—	—	1,026,612	—	—	—	1,026,612	—	1,026,612
Offering costs	—	—	—	—	(946,690)	—	—	—	(946,690)	—	(946,690)
Repurchase of common stock	—	—	—	—	—	(187,430)	(3,253,902)	—	(3,253,902)	—	(3,253,902)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(1,843,750)	(1,843,750)	—	(1,843,750)
Distributions declared, common stock	—	—	—	—	—	—	—	(5,049,197)	(5,049,197)	—	(5,049,197)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	(754,605)	(754,605)
Net loss	—	—	—	—	—	—	—	(7,974,005)	(7,974,005)	(1,708,815)	(9,682,820)
Balance, June 30, 2022	2,000,000	$2,000	7,643,992	$7,644	$275,922,227	(187,430)	$(3,253,902)	$(116,491,382)	$156,186,587	$80,949,131	$237,135,718

	Preferred Stock		Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	—	$—	7,874,541	$7,874	62,860	$63	$224,288,417	$(92,012,686)	$132,283,668	$50,603,000	$182,886,668
Issuance of common stock	—	—	203,157	203	471	—	4,561,408	—	4,561,611	—	4,561,611
Stock compensation expense	—	—	8,521	9	—	—	201,241	—	201,250	—	201,250
OP Units compensation expense	—	—	—	—	—	—	1,191,732	—	1,191,732	—	1,191,732
Offering costs	—	—	—	—	—	—	(810,632)	—	(810,632)	—	(810,632)
Reclassification of common stock	—	—	—	—	—	—	(1,068,807)	—	(1,068,807)	—	(1,068,807)
Repurchase of common stock	—	—	(595,805)	(596)	—	—	(13,046,261)	—	(13,046,857)	—	(13,046,857)
Distributions declared, common stock	—	—	—	—	—	—	—	(3,968,187)	(3,968,187)	—	(3,968,187)
Net loss	—	—	—	—	—	—	—	(1,905,491)	(1,905,491)	—	(1,905,491)
Balance, June 30, 2021	—	$—	7,490,414	$7,490	63,331	$63	$215,317,098	$(97,886,364)	$117,438,287	$50,603,000	$168,041,287
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(9,682,820)	$(1,905,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,983,173	8,003,026
Stock compensation expense	1,191,612	1,371,732
Amortization of deferred rents	(809,558)	(702,978)
Amortization of deferred lease incentives	147,049	105,541
Write-offs and amortization of deferred financing costs and premium/discount	1,368,507	199,693
Amortization of above-market lease intangibles	64,912	64,913
Amortization of below-market lease intangibles	(712,885)	(735,150)
Reversal of impairment of real estate investment property	—	(400,999)
Impairment of goodwill	17,320,857	—
Gain on forgiveness of economic relief note payable	—	(517,000)
Gain on sale of real estate investments	(8,402,878)	(289,642)
Unrealized gain on interest rate swap valuation	(589,997)	(517,719)
Write-off of unrealized gain on interest rate swaps	(788,016)	—
Income from unconsolidated investment in a real estate property	(162,332)	(147,302)
Distributions from unconsolidated investment in a real estate property	147,153	161,967
Change in operating assets and liabilities:
(Increase) decrease in tenant receivables	(549,248)	569,375
Decrease (increase) in prepaid and other assets	572,422	(229,695)
Decrease in accounts payable, accrued and other liabilities	(1,021,479)	(1,946,918)
Net cash provided by operating activities	5,076,472	3,083,353

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(99,691,164)	—
Additions to existing real estate investments	(1,546,131)	(309,717)
Additions to intangible assets	—	(111,750)
Collection of note receivable	390,000	—
Collection of receivable from sale of real estate property	—	1,824,383
Net proceeds from sale of real estate investments	45,257,181	13,221,509
Refundable purchase deposit	(730,780)	—
Payment of lease incentives	(2,100,000)	—
Net cash (used in) provided by investing activities	(58,420,894)	14,624,425

Cash Flows from Financing Activities:
Borrowings from credit facility term loan	150,000,000	—
Borrowings from credit facility revolver, net	6,775,000	—
Repayments of prior year credit facility revolver, net	(8,022,000)	(3,000,000)
Proceeds from mortgage notes payable	—	25,436,000
Principal payments on mortgage notes payable	(130,361,583)	(24,399,915)
Refundable loan deposits	—	(81,196)
Payments of deferred financing costs	(2,186,468)	(381,076)
Proceeds from listed offering of common stock, net	114,500	2,299,380
Payments of offering costs	(946,690)	(810,632)
Repurchases of common stock	(3,253,902)	(13,046,857)
Dividends paid to preferred stockholders	(1,987,153)	—
Distributions paid to common stockholders	(2,860,513)	(1,726,567)
Distributions paid to Class C OP Units holder	(628,840)	—
Net cash provided by (used in) financing activities	6,642,351	(15,710,863)
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,702,071)	1,996,915
Cash, cash equivalents and restricted cash, beginning of period	58,407,520	8,377,530
Cash, cash equivalents and restricted cash, end of period	$11,705,449	$10,374,445

Modiv Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest for the six months ended June 30, 2022 and 2021	$2,874,272	$4,147,114

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Class C OP Units in the acquisition of a real estate investment	$32,809,551	$—
Reclassification from redeemable common stock	$—	$(1,068,807)
Reinvested distributions from common stockholders	$2,203,627	$2,262,231
Unpaid real estate improvements	$522,845	$—
Reclassification of tenant improvements from other assets to real estate investments	$73,323	$—
Decrease in share repurchase payable	$—	$(1,979,316)
Deferred lease incentive	$—	$(2,128,538)
Accrued distributions	$(32,581)	$23,256
Supplemental disclosure related to real estate investment held for sale, net:
Real estate investments held for sale, net	$31,510,762	$19,209,993
Other assets related to real estate investments held for sale	$788,296	$408,096
Decrease in above-market lease intangibles, net	$—	$(50,549)
Mortgage notes payable related to real estate investments held for sale, net	$(21,699,912)	$(4,707,012)
Other liabilities related to real estate investments held for sale	$(383,282)	$(573,904)
Increase in below-market lease intangibles, net	$—	$324,734
Increase in interest swap derivatives	$—	$14,166
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, of which 2,000,000 shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company's five-year emerging growth company registration with the Securities and Exchange Commission (the “SEC”) ended on December 31, 2021 and the Company continues to report with the SEC as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Company's Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company's Class C common stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. Prior to that date, there was no public trading market for the Company's Class C common stock. In connection with and upon listing on the NYSE, each share of the Company's Class S common stock converted into Class C common stock (see details of the initial listed offering (the “Listed Offering”) below).
The Company has been internally managed since its December 31, 2019 acquisition of the business of BrixInvest, LLC, a Delaware limited liability company and the Company’s former sponsor (“BrixInvest”), and the Company’s merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) on December 31, 2019.
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximately 72% and 83% partnership interest in, the Operating Partnership as of June 30, 2022 and December 31, 2021, respectively. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12.
As of June 30, 2022, the Company's portfolio of approximately 2.9 million square feet of aggregate leasable space consisted of investments in 43 real estate properties, comprised of: 20 industrial properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), which represent approximately 48% of the portfolio, 13 retail properties, which represent approximately 19% of the portfolio, and 10 office properties, which represent approximately 33% of the portfolio (expressed as a percentage of annual base rent (“ABR”) as of June 30, 2022).
Common Stock Offerings
Since the Company’s initial registered offering of common stock was declared effective by the SEC in 2016, the Company has raised an aggregate of $210,800,151 pursuant to non-listed offerings of common stock registered with the SEC (collectively, the “Registered Offering”), offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), distribution reinvestment plan (“DRP”) offerings of common stock registered with the SEC, a private offering of common stock pursuant to Regulation D under the Securities Act, a qualified offering of common stock pursuant to Regulation A under the Securities Act and an offering of common stock listed on the NYSE.
On January 22, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 in share value of Class C common stock to be issued pursuant to its DRP (the “Registered DRP Offering”). The Company commenced offering shares of Class C common stock pursuant to the Registered DRP Offering upon termination of the Registered Offering.
On December 8, 2021, the Company filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, the Company filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the Listed Offering of the Company’s Class C common stock, which became effective on February 10, 2022. In connection with and upon listing on the NYSE, each share of the Company's Class S common stock converted into a share of Class C common stock. The Listed Offering of the Company's Class C common stock closed on February 15, 2022. In connection with the Listed Offering, the Company sold 40,000 shares of its Class C common stock at $25.00 per share to a major stockholder who was formerly a related party (see Note 9 for additional information).

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and the Company filed a prospectus supplement for the Company's at-the-market offering of up to $50,000,000 of its Class C common stock (the “ATM Offering”) on June 6, 2022. As of June 30, 2022, no shares were issued in connection with the Company's ATM Offering.
Preferred Stock Offering
On September 17, 2021, the Company and the Operating Partnership completed the issuance and sale of 2,000,000 shares of the Company’s Series A Preferred Stock in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00 (see Note 9 for additional information).
Distribution Reinvestment Plan
On February 15, 2022, the Company's board of directors amended and restated the DRP (the “Second Amended and Restated DRP”) with respect to the Class C common stock to change the purchase price at which the Class C common stock is issued to stockholders who elect to participate in the DRP. The purpose of this change was to reflect the fact that the Company's Class C common stock is now listed on the NYSE and no longer priced based on net asset value (“NAV”) per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C common stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for the Class C common stock issued directly by the Company is 97% (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C common stock. This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C common stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C common stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to the Company's transfer agent by DRP participants for each share of Class C common stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022.
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
From February 15, 2022 through June 30, 2022, the Company repurchased a total of 187,430 shares of its common stock for a total of $3,253,902 and an average cost of $17.36 per share under this share repurchase program and these shares are held as treasury stock.

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
Variable Interest Entities
The FASB provides guidance for determining whether an entity is a variable interest entity (a “VIE”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance; and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.
As of June 30, 2022, the Company holds an interest in a VIE, which was incorporated under a qualified exchange accommodation arrangement to temporarily hold replacement real estate properties, for which the Company was determined to be the primary beneficiary. As a result, the Company has consolidated this entity. The Company's investment related to this VIE aggregated $31,406,864, or 7.4% of total assets, and no liabilities which relate to four real estate properties the VIE holds as of June 30, 2022 and represents the Company's maximum exposure to loss.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Business Combinations
The Company accounts for business combinations in accordance with FASB ASC 805, Business Combinations (“ASC 805”), and applicable Accounting Standards Updates (each, an “ASU”), whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to any non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.
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
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's unaudited condensed consolidated statements of operations. For the three months ended June 30, 2022 and 2021, tenant reimbursements included in rental income amounted to $1,400,428 and $1,540,380, respectively, and for the six months ended June 30, 2022 and 2021, tenant reimbursements included in rental income amounted to $3,450,799 and $3,068,172, respectively.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions during the three and six months ended June 30, 2022 and 2021 met these criteria at closing. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying unaudited condensed consolidated statements of operations.

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
Treasury Stock
Effective on the date of the Listed Offering, the Company accounts for repurchased shares of its Class C common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of equity in the Company's unaudited condensed consolidated balance sheet as of June 30, 2022.
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. For the three and six months ended June 30, 2022 and 2021, the Company presented both Basic EPS and Diluted EPS reflecting its reported net income (loss) attributable to common stockholders for each period.
As discussed in Note 1, in connection with and upon listing on the NYSE, each share of the Company's Class S common stock converted into a share of Class C common stock. Prior to the conversion of the Company's Class S common stock into Class C common stock, application of the two-class method for allocating net loss attributable to common stockholders in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in basic and diluted net loss of $0.13 per share of Class C common stock for the three months ended June 30, 2021 and basic and diluted net loss of $0.13 per share of Class S common stock for the three months ended June 30, 2021. The two-class method would have resulted in a basic and diluted net loss of $0.25 per share of Class C common stock for the six months ended June 30, 2021 and basic and diluted net loss of $0.25 per share of Class S common stock for the six months ended June 30, 2021.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Cash and cash equivalents, restricted cash, receivable from early termination of lease, tenant receivables, prepaid expenses and other assets and accounts payable, accrued and other liabilities: These balances approximate their fair values due to their short maturities.
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
Restricted Cash
Restricted cash as of December 31, 2021 amounted to $2,441,970 for the mortgages related to properties discussed below and other lender reserves. There were no restricted cash balances as of June 30, 2022.
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
Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, and the modification would be considered “minor” so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company implemented ASU 2020-04 effective January 1, 2022 and the impact of such implementation was not material to the Company’s consolidated financial statements. On January 18, 2022, the Company repaid the four remaining loans existing as of December 31, 2021 which had LIBOR reference rates.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of June 30, 2022, the Company’s real estate investment portfolio consisted of 43 operating properties located in 16 states comprised of: 20 industrial properties (including the TIC Interest in an industrial property not reflected in the table below but discussed in Note 4), 13 retail properties and 10 office properties, and one parcel of land, which currently serves as an easement to one of the Company’s office properties.
The following table provides summary information regarding the Company’s operating properties as of June 30, 2022:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Dollar General	Litchfield, ME	11/4/2016	Retail	$1,281,812	$—	$116,302	$(226,371)	$1,171,743
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	—	140,653	(289,706)	1,394,723
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	—	106,730	(217,502)	1,089,088
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	—	111,847	(208,535)	1,077,500
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	—	100,857	(214,022)	999,707
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	—	86,408	(207,944)	980,550
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	—	261,630	(367,831)	4,793,513
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	—	76,351	(127,422)	1,230,612
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	—	73,298	(177,276)	1,216,389
Northrop Grumman	Melbourne, FL	3/7/2017	Office	13,571,660	—	1,469,737	(3,777,982)	11,263,415
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	—	329,410
exp US Services	Maitland, FL	3/27/2017	Office	6,069,180	—	388,248	(1,169,541)	5,287,887
Wyndham	Summerlin, NV	6/22/2017	Office	10,406,483	—	669,232	(1,701,960)	9,373,755
Williams Sonoma	Summerlin, NV	6/22/2017	Office	8,137,571	—	640,868	(1,524,998)	7,253,441
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	—	1,013,948	(1,649,292)	11,204,856
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	—	(3,152,243)	24,205,656
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	—	3,037,057	(5,330,050)	12,469,826
Cummins	Nashville, TN	4/4/2018	Office	14,538,528	—	1,566,997	(3,358,591)	12,746,934
Costco	Issaquah, WA	12/20/2018	Office	27,346,695	—	2,765,136	(4,611,675)	25,500,156
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	—	2,894,017	(3,579,532)	33,508,854
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	—	221,927	(551,521)	4,099,796
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	—	408,225	(510,802)	9,569,597
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	—	243,307	(346,287)	3,009,096
PreK Education	San Antonio, TX	12/31/2019	Retail	12,447,287	—	555,767	(1,251,024)	11,752,030
Solar Turbines	San Diego, CA	12/31/2019	Office	7,133,241	—	284,026	(680,451)	6,736,816
Wood Group	San Diego, CA	12/31/2019	Industrial	9,869,520	—	539,633	(1,004,879)	9,404,274
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	—	304,387	(761,590)	6,613,940
Gap	Rocklin, CA	12/31/2019	Office	8,433,744	—	360,377	(1,209,435)	7,584,686
L3Harris	San Diego, CA	12/31/2019	Industrial	11,690,952	—	662,101	(1,148,834)	11,204,219
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,587,023	—	1,616,610	(2,705,794)	28,497,839
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	—	335,945	(332,402)	5,226,985
Raising Cane's	San Antonio, TX	7/26/2021	Retail	3,430,224	—	213,997	(111,417)	3,532,804
Arrow-TruLine	Archbold, OH	12/3/2021	Industrial	11,518,084	—	—	(224,513)	11,293,571
KIA	Carson, CA	1/18/2022	Retail	69,286,444	—	118,606	(486,687)	68,918,363
Kalera	Saint Paul, MN	1/31/2022	Industrial	3,690,009	4,429,000	—	(155,804)	7,963,205
Lindsay	Colorado Springs 1, CO	4/19/2022	Industrial	2,311,934	—	—	(12,150)	2,299,784
Lindsay	Colorado Springs 2, CO	4/19/2022	Industrial	3,314,406	—	—	(7,231)	3,307,175
Lindsay	Dacano, CO	4/19/2022	Industrial	5,558,622	—	—	(17,529)	5,541,093
Lindsay	Alachua, FL	4/19/2022	Industrial	8,518,123	—	—	(75,544)	8,442,579
Lindsay	Franklinton, NC	4/19/2022	Industrial	7,181,113	—	—	(33,306)	7,147,807
Lindsay	Canal Fulton 1, OH	4/19/2022	Industrial	11,345,533	—	—	(71,634)	11,273,899
Lindsay	Canal Fulton 2, OH	4/19/2022	Industrial	10,190,942	—	—	(102,162)	10,088,780
Lindsay	Rock Hill, SC	4/19/2022	Industrial	6,555,983	—	—	(35,051)	6,520,932
				$435,042,581	$4,429,000	$21,384,224	$(43,728,520)	$417,127,285

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Acquisitions
Six Months Ended June 30, 2022
During the six months ended June 30, 2022, the Company acquired the following real estate properties:

Property and Location	Acquisition Date	Land	Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Acquisition Price
KIA, Carson, CA	1/18/2022	$32,741,781	$36,544,663	$—	$118,606	$69,405,050
Kalera, St. Paul, MN	1/31/2022	562,356	3,127,653	4,429,000	—	8,119,009
Lindsay, Colorado Springs 1, CO	4/19/2022	1,195,178	1,116,756	—	—	2,311,934
Lindsay, Colorado Springs 2, CO	4/19/2022	2,239,465	1,074,941	—	—	3,314,406
Lindsay, Dacono, CO (1)	4/19/2022	2,263,982	3,294,640	—	—	5,558,622
Lindsay, Alachua, FL	4/19/2022	966,192	7,551,931	—	—	8,518,123
Lindsay, Franklinton, NC	4/19/2022	2,843,811	4,337,302	—	—	7,181,113
Lindsay, Fulton 1, OH	4/19/2022	726,877	10,618,656	—	—	11,345,533
Lindsay, Fulton 2, OH	4/19/2022	635,865	9,555,077	—	—	10,190,942
Lindsay, Rock Hill, SC	4/19/2022	2,816,322	3,739,661	—	—	6,555,983
		$46,991,829	$80,961,280	$4,429,000	$118,606	$132,500,715
(1)    As of June 30, 2022, buildings and improvements exclude a non-refundable deposit of $1,330,780 for funding ongoing building construction at the Lindsay property in Dacono, CO. This deposit is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets.
The Company recognized $2,706,422 and $4,105,592 of total revenue related to the above-acquired properties during the three and six months ended June 30, 2022, respectively.
The noncancellable lease terms of the properties acquired during the six months ended June 30, 2022 are as follows:

Property	Lease Expiration
KIA of Carson	1/17/2047
Kalera	2/28/2042
Lindsay, all eight properties acquired	4/30/2047
Six Months Ended June 30, 2021
The Company did not acquire any real estate property during the six months ended June 30, 2021.
Dispositions
The dispositions during the six months ended June 30, 2022 and 2021 were as follows:
Six Months Ended June 30, 2022

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$179,404
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	2,062,890
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	160,377
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	4,998,106
EMCOR	Cincinnati, OH	6/29/2022	Office	39,385	6,525,000	1,002,101
				265,869	$46,525,000	$8,402,878

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On February 11, 2022, the Company completed the sale of two medical office properties in Dallas, Texas and Richmond, Virginia leased to Texas Health and Bon Secours, respectively, and one flex property in Richmond, Virginia leased to Omnicare for an aggregate sales price of $26,000,000, which generated net proceeds of $11,883,639 after payment of commissions, closing costs and existing mortgages.
On February 24, 2022, the Company completed the sale of a medical office property in Orlando, Florida leased to Accredo for a sales price of $14,000,000, which generated net proceeds of $5,000,941 after payment of commissions, closing costs and repayment of the existing mortgage.
On June 29, 2022, the Company completed the sale of an office property in Cincinnati, Ohio leased to EMCOR for a sales price of $6,525,000, which generated net proceeds of $6,345,642 after payment of commissions and closing costs.
Six Months Ended June 30, 2021

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
Asset Concentration
As of June 30, 2022, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	June 30, 2022
Property and Location	Net Carrying Value	Percentage of Total Assets
KIA, Carson, CA	$68,918,363	15.1%
Lindsay, eight properties acquired in Colorado (three), Ohio (two), North Carolina, South Carolina and Florida	54,622,049	12.0%
Total	$123,540,412	27.1%
The Company held no real estate property with a net book value that was greater than 10% of its total assets as of December 31, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Rental Income Concentration
During the three and six months ended June 30, 2022, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
KIA, Carson, CA	$1,459,745	14.0%	$2,725,006	13.6%
Lindsay, eight properties acquired in Colorado (three), Ohio (two), North Carolina, South Carolina and Florida	$1,058,443	10.2%	(1)	(1)
(1)    Lindsay represented the source of greater than 10% of total rental income during the three months ended June 30, 2022 but not the six months ended June 30, 2022 since the Lindsay properties were acquired on April 19, 2022.
No tenant represented the source of 10% of total rental income during the three and six months ended June 30, 2021.
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
During the six months ended June 30, 2022, the Company executed lease extensions for three properties, including the properties leased to Cummins in Nashville, Tennessee for an additional one year through February 28, 2024, ITW Rippey in El Dorado, California for an additional seven years through July 31, 2029 and Williams Sonoma in Summerlin, Nevada for an additional three years through October 31, 2025. These three lease extensions resulted in an average increase in lease term of 3.7 years and an average annual increase in rents of 1.9%.
As discussed above, the Company also acquired 10 properties and sold five properties during the six months ended June 30, 2022.
As of June 30, 2022, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed though the date of this report, if any, are as follows:

July through December 2022	$16,377,113
2023	33,059,460
2024	31,759,477
2025	30,260,027
2026	24,057,552
2027	21,901,312
Thereafter	267,177,203
$424,592,144

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Intangible Assets, Net
As of June 30, 2022 and December 31, 2021, the Company’s real estate intangible assets were as follows:

	June 30, 2022			December 31, 2021
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$21,384,224	$1,128,549	$(14,811,570)	$21,504,210	$1,128,549	$(15,097,132)
Accumulated amortization	(12,312,635)	(502,442)	4,636,286	(11,009,997)	(437,530)	3,994,192
Net	$9,071,589	$626,107	$(10,175,284)	$10,494,213	$691,019	$(11,102,940)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 9.5 years as of June 30, 2022. As of June 30, 2022, the amortization of intangible assets for the remaining six months ending December 31, 2022 and for each of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
July through December 2022	$1,062,439	$64,911	$(496,178)
2023	1,682,755	127,174	(906,522)
2024	1,545,468	122,543	(903,104)
2025	1,218,652	115,996	(903,104)
2026	620,229	78,557	(897,701)
2027	343,917	22,272	(887,789)
Thereafter	2,598,129	94,654	(5,180,886)
	$9,071,589	$626,107	$(10,175,284)

Weighted-average remaining amortization period	7.7 years	6.0 years	11.3 years
Real Estate Investments Held For Sale
As of June 30, 2022, the Company did not classify any properties as held for sale. As of December 31, 2021, the Company classified four healthcare related properties as held for sale and presented the properties in the Company’s unaudited condensed consolidated balance sheet as real estate investments held for sale. These properties were all sold in February 2022, as discussed above. These four healthcare related properties consisted of three office properties (the property leased to Accredo Health through December 31, 2024 located in Orlando, Florida; the property leased to Bon Secours Health through August 31, 2026 located in Richmond, Virginia; and the property leased to Texas Health through December 31, 2025 located in Dallas, Texas) and one flex property leased to Omnicare through May 31, 2026 located in Richmond, Virginia.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of June 30, 2022, no assets were classified as real estate investments held for sale. The following table summarizes the major components of assets and liabilities related to the four real estate investments held for sale as of December 31, 2021:

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
The following table summarizes the major components of rental income and expenses related to one real estate investment held for sale as of June 30, 2021 which was leased to Dana located in Cedar Park, Texas, and was included in continuing operations for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total revenues	$342,198	$716,160
Expenses:
Interest expense	63,207	138,629
Depreciation and amortization	49,108	122,769
Other expenses	78,857	145,797
Total expenses	191,172	407,195
Net income	$151,026	$308,965

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 4. UNCONSOLIDATED INVESTMENT IN REAL ESTATE PROPERTY
The Company’s investment in unconsolidated entity as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
The TIC Interest	$9,956,517	$9,941,338
The Company’s income from investment in unconsolidated entity for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
The TIC Interest	$66,868	$74,834	$162,332	$147,302
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in a 91,740 square foot industrial property in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of both Hagg Lane II, LLC and Hagg Lane III, LLC was a member of the Company's board of directors from December 2019 to December 2021. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations.
During the three months ended June 30, 2022 and 2021, the Company received $51,786 and $82,588 in cash distributions, respectively, and $147,153 and $161,967 during the six months ended June 30, 2022 and 2021, respectively.
The following is summarized financial information for the Santa Clara property as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021:

	June 30, 2022	December 31, 2021
Assets:
Real estate investments, net	$28,883,609	$29,403,232
Cash and cash equivalents	805,057	690,470
Other assets	29,975	134,049
Total assets	$29,718,641	$30,227,751
Liabilities:
Mortgage note payable, net	$13,078,689	$13,218,883
Below-market lease, net	2,587,393	2,660,586
Other liabilities	52,609	369,209
Total liabilities	15,718,691	16,248,678
Total equity	13,999,950	13,979,073
Total liabilities and equity	$29,718,641	$30,227,751

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$676,780	$676,936	$1,391,758	$1,350,912
Expenses:
Interest expense	134,968	138,036	269,262	275,642
Depreciation and amortization	261,956	250,015	523,912	500,030
Other expenses	187,890	185,964	375,324	372,652
Total expenses	584,814	574,015	1,168,498	1,148,324
Net income	$91,966	$102,921	$223,260	$202,588
NOTE 5. GOODWILL, NET
The carrying values of goodwill as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Carrying value, beginning	$17,320,857	$17,320,857
Impairment of goodwill	(17,320,857)	—
Carrying value, ending	$—	$17,320,857
The Company conducted its annual impairment analysis as of December 31, 2021 using qualitative factors and concluded that no impairment to goodwill was necessary. For the quarter ended March 31, 2022, management considered the decline of the recent trading price of the Company’s Class C common stock following its listing on the NYSE in February 2022, causing the Company's market capitalization to be below the book value of the Company’s equity as of March 31, 2022, to be a triggering event. Management performed a quantitative impairment assessment considering expected future cash flows, market conditions and expectations of increases in interest rates and concluded that there was an impairment of goodwill that was not expected to be temporary as of March 31, 2022. Events subsequent to March 31, 2022 and prior to the Company's filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2022, including rising inflation and interest rates, and declining office occupancy rates affecting owners of real estate properties, further supported such conclusion. Based on the quantitative analysis, the value of goodwill was written off, resulting in a non-cash expense of $17,320,857 for the three months ended March 31, 2022.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 6. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
As of June 30, 2022 and December 31, 2021, tenant receivables consisted of the following:

	June 30, 2022	December 31, 2021
Straight-line rent	$5,753,512	$4,417,065
Tenant rent and billed reimbursements	541,561	81,079
Unbilled tenant reimbursements	1,764,562	1,498,775
Total	$8,059,635	$5,996,919
Prepaid Expenses and Other Assets
As of June 30, 2022 and December 31, 2021, prepaid expenses and other assets were comprised of the following:

	June 30, 2022	December 31, 2021
Deferred tenant allowance	$2,353,762	$2,400,811
Miscellaneous receivables	59,888	681,369
Prepaid expenses	1,387,121	1,253,751
Deposits	2,151,099	1,420,244
Deferred financing costs on credit facility revolver	814,997	100,080
Total	$6,766,867	$5,856,255
Accounts Payable, Accrued and Other Liabilities
As of June 30, 2022 and December 31, 2021, accounts payable, accrued and other liabilities were comprised of the following:

	June 30, 2022	December 31, 2021
Accounts payable	$1,194,736	$1,767,657
Accrued expenses	2,883,690	3,864,222
Accrued distributions	1,762,722	1,795,303
Accrued interest payable	706,920	548,564
Unearned rent	2,051,994	1,735,440
Lease incentive obligation	133,695	2,133,695
Total	$8,733,757	$11,844,881

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 7. DEBT
Mortgage Notes Payable, Net
As of June 30, 2022 and December 31, 2021, the Company’s mortgage notes payable consisted of the following:

Collateral	2022 Principal Amount	2021 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity
Costco property	$18,850,000	$18,850,000	4.85%	4.85%	01/01/30
Taylor Fresh Foods	12,350,000	12,350,000	3.85%	3.85%	11/01/29
Sutter Health property	13,450,173	13,597,120	4.50%	4.50%	03/09/24
Six Dollar General properties	—	3,674,327	—%	4.69%	(3)
Dollar General, Bakersfield property	—	2,224,418	—%	3.65%	(3)
Dollar General, Big Spring property	—	587,961	—%	4.69%	(3)
Northrop Grumman property	—	6,925,915	—%	3.35%	(3)
exp US Services property	—	3,255,313	—%	4.25%	(3)
Wyndham property	—	5,493,000	—%	4.34%	(3)
Williams Sonoma property	—	4,344,000	—%	4.05%	(3)
EMCOR property	—	2,757,943	—%	4.36%	(3)
Husqvarna property	—	6,379,182	—%	4.60%	(3)
AvAir property	—	19,950,000	—%	3.80%	(3)
3M property	—	8,025,200	—%	5.09%	(3)
Cummins property	—	8,188,800	—%	5.16%	(3)
Levins property	—	2,654,405	—%	3.75%	(3)
Labcorp property	—	5,308,810	—%	3.75%	(3)
GSA (MSHA) property	—	1,713,196	—%	3.65%	(3)
PreK Education property	—	4,930,217	—%	4.25%	(3)
Solar Turbines, Amec Foster, ITW Rippey properties	—	8,986,222	—%	3.35%	(3)
Gap property	—	3,492,775	—%	4.15%	(3)
L3Harris property	—	6,219,524	—%	3.35%	(3)
Walgreens property	—	3,067,109	—%	4.25%	(3)
Total mortgage notes payable	44,650,173	152,975,437
Plus unamortized mortgage premium, net (4)	171,810	204,281
Less unamortized deferred financing costs	(213,168)	(956,139)
Mortgage notes payable, net	$44,608,815	$152,223,579
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of June 30, 2022 for the three mortgages that were not refinanced through a drawdown from the Credit Facility (defined and discussed below) with KeyBank National Association (“KeyBank”) given their prepayment penalties.
(2)Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2022 consisting of the contractual interest rate, and as of December 31, 2021, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments as of December 31, 2021).
(3)The loan was fully repaid on January 18, 2022 through a drawdown from the Credit Facility.
(4)Represents unamortized net mortgage premium acquired through the merger with REIT I.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$44,650,173	$44,608,815	$41,493,296	$152,975,437	$152,223,579	$159,241,815
Less: full repayments of mortgages on January 18, 2022				(108,178,317)	(107,429,721)	*
				$44,797,120	$44,793,858	$46,296,445
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
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 3, the Company classified four properties as real estate held for sale as of December 31, 2021, which were collateral for mortgage notes payable. No property was classified as held for sale as of June 30, 2022. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of December 31, 2021:

Collateral	December 31, 2021
Accredo property	$8,538,000
Omnicare property	4,109,167
Texas Health property	4,284,335
Bon Secours property	5,104,817
Total	22,036,319
Less deferred financing costs	(336,407)
Mortgage notes payable, net	$21,699,912
Credit Facility
On January 18, 2022, the Company's Operating Partnership entered into a $250,000,000 credit agreement (‘‘Credit Agreement’’) providing for a $100,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’), and a $150,000,000 five-year term loan (the ‘‘Term Loan’’ and together with the ‘‘Revolver,’’ the ‘‘Credit Facility’’) with KeyBank and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), including KeyBank as Agent for the Lenders (in such capacity, the ‘‘Agent’’), BMO Capital Markets, Truist Bank and The Huntington National Bank as Co-Syndication Agents (the “Co-Syndication Agents”) and KeyBanc Capital Markets Inc., BMO Capital Markets, Inc., Truist Securities, Inc. and The Huntington National Bank as Joint-Lead Arrangers (the “Lead Arrangers”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 34% as of March 31, 2022 and 38% as of June 30, 2022, the spread over the Secured Overnight Financing Rate (‘‘SOFR’’), including a 10 basis point credit adjustment, is 165 basis points and the interest rate on the Revolver was 3.150% as of June 30, 2022. Following the Federal Reserve Bank’s July 27, 2022 increase in the target range for federal funds by 75 basis points, the interest rate on the Revolver is approximately 3.96%. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $50,047 and $72,280 for the three and six months ended June 30, 2022, respectively. The Company entered into a swap agreement to fix the interest rate on the Term Loan at 3.858% effective May 31, 2022 as described in Note 8.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Credit Facility includes customary covenants, including minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds and maximum leverage of 60% of the Company's borrowing base. The Company was in compliance with these covenants as of June 30, 2022. The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by the Company, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, the Company and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which the Company and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
While the Credit Facility allows for borrowings up to 60% of the Company's borrowing base and the Company's board of directors has approved a maximum leverage ratio of 55% of the aggregate fair value of the Company's real estate properties plus its cash and cash equivalents, the Company is targeting leverage of 40% or lower over the long-term once it achieves scale; however, the Company will consider higher leverage in the near-term if it identifies attractive acquisition opportunities in advance of completing dispositions or raising additional equity. The Company also has the right to increase the Credit Facility to a maximum of $500,000,000, subject to customary conditions, including the receipt of new commitments from the Lenders.
Credit Facility Drawdown
On January 18, 2022, the Company borrowed $155,775,000 from its Credit Facility consisting of $100,000,000 under the Term Loan and $55,775,000 under the Revolver. The Company used a portion of the proceeds from the Credit Facility to pay total commitment and arrangement fees of $2,020,000 to the Agent, the Lenders, the Lead Arrangers and Co-Syndication Agents.
The Company used a portion of the proceeds from the Credit Facility to repay 20 property mortgages, and related interest aggregating $153,428,764, including the $36,465,449 mortgage on the KIA auto dealership property which was acquired on January 18, 2022, as discussed above, and the Company's prior line of credit outstanding balance of $8,022,000. The 20 mortgages that were paid off were for the following 27 properties: eight Dollar Generals, Northrop Grumman, exp Maitland, Wyndham, Williams Sonoma, EMCOR, Husqvarna, AvAir, 3M, Cummins, Levins, Labcorp, GSA (MHSA), PreK Education, ITW Rippey, Solar Turbines, Wood Group, Gap, L3Harris and Walgreens. After the 20 property mortgages were paid-off, seven property mortgages as of December 31, 2021 remained outstanding, including four property mortgages related to assets held for sale. Those four mortgages were paid-off pursuant to sales of the properties in February 2022 as discussed above.
On March 8, 2022, the Company prepaid $35,000,000 of the outstanding balance on the Revolver with cash on hand in order to reduce interest expense and on April 25, 2022, the Company drew the remaining $50,000,000 on the Term Loan for a repayment of the Revolver. The Company also repaid $8,000,000 on the Revolver on June 22, 2022. As of June 30, 2022, the Company had availability under the Credit Facility of approximately $60,000,000 which can be drawn for general corporate purposes, including pending and future acquisitions (see Note 14 for transactions subsequent to the second quarter of 2022).
The details of the Company's Term Loan as of June 30, 2022 follow:

June 30, 2022
Term loan	$150,000,000
Less unamortized deferred financing costs	(1,149,950)
Net term loan	$148,850,050
Prior Credit Facility
On March 29, 2021, the Company entered into a credit facility with Banc of California (the “Prior Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023. Under the terms of the Prior Credit Facility, the Company paid a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day was not less than 4.75% per annum. The Company paid Banc of California origination fees of $77,000 in connection with the Prior Credit Facility in March 2021 and paid an unused commitment fee of 0.15% per annum of the unused portion of the Prior Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Prior Credit Facility.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Revolver's and Prior Credit Facility's unamortized deferred financing costs of $814,997 and $100,079 as of June 30, 2022 and December 31, 2021, respectively, are presented under prepaid and other assets in the Company's unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of June 30, 2022.
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of June 30, 2022:

	Mortgage Notes	Credit Facility
	Payable	Revolver	Term Loan	Total
July through December 2022	$141,575	$—	$—	$141,575
2023	317,575	—	—	317,575
2024	12,991,023	—	—	12,991,023
2025	—	—	—	—
2026	—	6,775,000	—	6,775,000
2027	—	—	150,000,000	150,000,000
Thereafter	31,200,000	—	—	31,200,000
Total principal	44,650,173	6,775,000	150,000,000	201,425,173
Plus unamortized mortgage premium, net of unamortized discount	171,810	—	—	171,810
Less deferred financing costs	(213,168)	—	(1,149,950)	(1,363,118)
Net principal	$44,608,815	$6,775,000	$148,850,050	$200,233,865
Interest Expense
The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mortgage notes payable:
Interest expense	$460,886	$1,992,812	$1,273,605	$3,826,636
Amortization of deferred financing costs	7,235	103,383	14,459	214,426
Swap termination costs	—	—	—	23,900
Unrealized gain on interest rate swap valuation (1)	—	(92,200)	—	(420,243)
Credit facility:
Interest expense	1,098,435	63,333	1,688,665	142,085
Amortization of deferred financing costs	120,830	22,139	221,520	43,863
Unrealized gain on interest rate swap valuation (2)	(589,997)	—	(589,997)	—
Other	99,765	9,182	157,077	49,118
Total interest expense	$1,197,154	$2,098,649	$2,765,329	$3,879,785
(1)    Includes unrealized gain on interest rate swaps of $90,600 and $517,719 for the three and six months ended June 30, 2021 (see Note 8 for more details). Accrued interest receivable of $56,114 as of December 31, 2021 represented the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the balance sheet date.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
(2)    The Company entered into a swap transaction for its Credit Facility Term Loan effective May 31, 2022 which is further described in Note 8.
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement to fix SOFR at 2.258% related to its variable interest rate Term Loan effective May 31, 2022. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024.
In prior years, the Company, through its limited liability company subsidiaries, entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable. These swap agreements, which were in place as of December 31, 2021, were terminated during the three months ended March 31, 2022 in connection with refinancings discussed in Note 7. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks. During the three months ended March 31, 2022, the Company terminated the swap agreements related to mortgages on the 3M, Cummins, Wyndham and Williams Sonoma properties at aggregate costs of $733,000 and during the three months ended March 31, 2021, the Company terminated the swap agreements related to mortgages on the GSA and Eco-Thrift properties at aggregate costs of $23,900.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2022 and December 31, 2021:

	June 30, 2022					December 31, 2021
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Fixed Pay Rate (iii)	Remaining Non-Cancellable Term	Number of Instruments	Notional Amount (i)	Reference Rate (iv)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	1	$150,000,000	Indexed to USD - SOFR - COMPOUND	3.858%	2.5 years	4	$26,051,000	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.51%	2.0 years
(i)The notional amount of the Company’s swaps decreased each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amounts (outstanding principal balance at the maturity date) as of June 30, 2022 and December 31, 2021 were $150,000,000 and $24,935,999, respectively.
(ii)The reference rate was as of June 30, 2022.
(iii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases.
(iv)The reference rate was as of December 31, 2021.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	1	$589,997	—	$—
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	—	$—	4	$(788,016)
The changes in fair value of these derivative instruments that were not designated as a cash flow hedge for financial accounting purposes were recorded as interest expense in the unaudited condensed consolidated statements of operations. None of the Company’s derivatives as of December 31, 2021 were designated as hedging instruments; therefore, the net gains recognized were recorded as reductions in the loss on early extinguishment of debt for the three months ended March 31, 2022 and the net unrealized gain recognized on interest rate swaps of $90,600 and $517,719 were recorded as decreases in interest expense for the three and six months ended June 30, 2021, respectively. The loss on early extinguishment of debt for the three months ended March 31, 2022 includes the actual cost of terminating the interest rate swap derivatives in January 2022 for $733,000, which was offset by a corresponding reversal of the liability of $788,016 for interest rate swap derivatives as of December 31, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of June 30, 2022 and December 31, 2021, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C common stock have not been met as of June 30, 2022.
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
On November 11, 2021, the Company’s board of directors declared Series A Preferred Stock distributions payable of $1,065,278 for the fourth quarter of 2021, including the $143,403 of accrued dividends as of September 30, 2021, all of which were paid on January 18, 2022. On March 18, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2022, which was paid on April 15, 2022. On June 15, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the second quarter of 2022. This amount was accrued as of June 30, 2022 and paid on July 15, 2022 (see Note 14).
Common Stock Listed Offering
On February 10, 2022, the Company and the Operating Partnership entered into an underwriting agreement (the “Class C Common Stock Underwriting Agreement”) with B. Riley Securities, Inc., as the underwriter listed on Schedule I thereto, pursuant to which the Company agreed to issue and sell 40,000 shares of the Company’s Class C common stock in an underwritten Listed Offering at a price per share of $25.00. On February 15, 2022, the Company completed the Listed Offering of its Class C common stock, and in connection with the Listed Offering, the Company sold to Mr. Wirta, the Company’s former Chairman, all 40,000 shares of its Class C common stock at $25.00 per share for aggregate net proceeds of $114,500, after deducting the underwriting discount of $70,000, and other offering costs of $815,500. The primary purpose of the Listed Offering was to provide liquidity to the Company’s existing stockholders. The shares of Class C common stock began trading on the NYSE on February 11, 2022. In connection with the Listed Offering and upon the listing on the NYSE, each share of the Company's Class S common stock was converted into a share of Class C common stock.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C common stock to them. Total fees incurred and paid or accrued for board services by the Company for the three and six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Board of Directors Compensation	2022	2021	2022	2021
Payments for services rendered	$67,500	$60,000	$135,000	$60,000
Value of shares issued for services rendered	82,500	110,000	165,000	180,000
Total	$150,000	$170,000	$300,000	$240,000

Number of shares issued for services rendered	4,666	4,470	9,265	7,510
Fees incurred for board services for the three months ended June 30, 2022 were paid in cash and shares were issued on July 7, 2022 based on the closing price of the Company’s Class C common stock on June 30, 2022.
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
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees of $65,993, including the Company's share which was $47,984 for both of the three months ended June 30, 2022 and 2021, respectively, and $131,986, including the Company's share which was $95,967 for both of the six months ended June 30, 2022 and 2021, respectively.
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
Tenant Improvements
Pursuant to lease agreements, as of June 30, 2022 and December 31, 2021, the Company had obligations to pay $609,788 and $189,136, respectively, for on-site and tenant improvements to be incurred by tenants. As of June 30, 2022 and December 31, 2021, the Company had no restricted cash and $2,271,462 of restricted cash, respectively, held to fund other building improvements and leasing commissions. Pursuant to the refinancing of the related mortgage notes payable on January 18, 2022 as discussed in Note 7, the restricted cash as of December 31, 2021 was released.
Legal Matters
From time-to-time, the Company may become party to legal proceedings that arise in the ordinary course of its business. The Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

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
As of June 30, 2022, no Class M OP Units had been converted to Class C OP Units.
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
Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NYSE closing share price of $17.68 as of June 30, 2022, a Class M OP Unit would be valued at $29.47. This value does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units, as discussed above, and the units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”), as discussed below.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Class P OP Units
The Company issued the Class P OP Units described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership (as amended, the “Operating Partnership Agreement”)), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
The AUM and AFFO per share hurdles for the Class P OP Units were not met for fiscal year 2021. The Company will adjust stock compensation expense prospectively if the future conversion enhancement ratio is achieved during fiscal 2022 or 2023.
The Company issued a total of 56,029 Class P OP Units to Aaron S. Halfacre, the Company’s Chief Executive Officer and President, and Raymond J. Pacini, the Company’s Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as signing bonuses and as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense. The Company concluded that as of each quarter end, including June 30, 2022, achieving the performance target for the Class P OP Units is not deemed probable and will adjust compensation expense prospectively if achieving the enhancement is deemed probable through the remainder of the vesting period.
During the three months ended June 30, 2022 and 2021, the Company amortized and charged $88,784 and $88,783, respectively, to stock compensation expense and during the six months ended June 30, 2022 and 2021, the Company amortized and charged $177,567 and $177,567, respectively, to stock compensation expense. The unamortized value of these units was $621,483 as of June 30, 2022.
Under the Operating Partnership Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership, representing a combined total of approximately 13% of the equity in the Operating Partnership on December 31, 2019. As of June 30, 2022, these interests represent a combined total of approximately 11.6% of the equity in the Operating Partnership.
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 40,000 units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 170,667 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 33,333 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 116,000 Class R OP Units were granted to the remainder of the employees of the Company for a total of 360,000 Class R OP Units granted. All Class R OP Units granted vest and are mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. The Company concluded that as of each quarter end, including June 30, 2022, achieving the performance target to trigger the increased conversion ratio for the Class R OP Units is not deemed probable. The Company will adjust compensation expense prospectively if achieving the enhancement is deemed probable through the remainder of the vesting period.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Stock compensation expense related to the Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and is being recognized over the vesting period. Of the 360,000 Class R OP Units granted, due to the departure of employees, 26,657 units were forfeited as of December 31, 2021 and an additional 4,333 units were forfeited during the three and six months ended June 30, 2022. The cumulative number of units forfeited through June 30, 2022 aggregated 30,990 units.
During the three months ended June 30, 2022 and 2021, the Company amortized and charged to stock compensation expense $508,463 and $568,304, respectively, and during the six months ended June 30, 2022 and 2021, the Company amortized and charged to stock compensation expense $849,045 and $1,014,165, respectively, for the Class R OP Units. The unamortized value of the remaining 329,010 units was $3,559,243 as of June 30, 2022.
Class C OP Units
On January 18, 2022, the Company completed the acquisition of a KIA auto dealership property in an “UPREIT” transaction pursuant to a contribution agreement whereby the seller received 1,312,382 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value (the “UPREIT Transaction”). Following expiration of the lock-up period ending on August 11, 2022, the holder of the Class C OP Units may require the redemption of all or a portion of these units and the Company has the option to redeem the units for cash or shares of Class C common stock. The Class C OP Units received $377,301 and $628,840 in distributions during the three and six months ended June 30, 2022, respectively, and were allocated $219,214 and $(1,708,815) of the net income (loss) for the three and six months ended June 30, 2022, respectively.
NOTE 13. EARNINGS (LOSS) PER SHARE
The following table presents the computation of the Company's basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator - Basic:
Net income (loss)	$2,390,344	$(1,001,843)	$(9,682,820)	$(1,905,491)
Net (income) loss attributable to noncontrolling interest in Operating Partnership	(219,214)	—	1,708,815	—
Preferred stock dividends	(921,875)	—	(1,843,750)	—
Net income (loss) attributable to common stockholders	$1,249,255	$(1,001,843)	$(9,817,755)	$(1,905,491)

Numerator - Diluted:
Net income (loss)	$2,390,344	$(1,001,843)	$(9,682,820)	$(1,905,491)
Preferred stock dividends	(921,875)	—	(1,843,750)	—
Net income (loss) attributable to common stockholders	$1,468,469	$(1,001,843)	$(11,526,570)	$(1,905,491)

Denominator:
Weighted average shares outstanding - basic	7,478,973	7,614,196	7,505,673	7,630,401
Operating Partnership Units - Class C	1,312,382	—	—	—
Operating Partnership Units - Classes M, P and R	1,430,135	—	—	—
Weighted average shares outstanding - diluted	10,221,490	7,614,196	7,505,673	7,630,401

Earnings (loss) per share attributable to common stockholders:
Basic	$0.17	$(0.13)	$(1.31)	$(0.25)
Diluted	$0.14	$(0.13)	$(1.31)	$(0.25)

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
During the three months ended June 30, 2021, the weighted average dilutive effect of 1,219,789 shares and during the six months ended June 30, 2022 and 2021, the weighted average dilutive effect of 2,735,350 shares and 1,249,964 shares, respectively, related to units of limited partnership interest in the Operating Partnership as discussed in Notes 12 and 13 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On July 15, 2022, the Company paid its Series A Preferred Stock dividends of $921,875 for the second quarter of 2022, which were declared by the Company’s board of directors on June 15, 2022.
Common Stock and Class C OP Unit Distributions
On March 18, 2022, the Company's board of directors authorized monthly distributions payable to common stockholders and the Class C OP Unit holder of record as of June 30, 2022, which were paid on July 25, 2022. The current monthly distribution amount of $0.09583 per share represents an annualized distribution rate of $1.15 per share of common stock.
On June 15, 2022, the Company’s board of directors authorized monthly distributions of $0.09583 per share payable to common stockholders and the Class C OP Unit holder of record as of July 29, 2022, August 31, 2022 and September 30, 2022, which will be paid on or about August 25, 2022, September 26, 2022 and October 25, 2022, respectively.
Share Repurchase Program
Between July 1, 2022 and August 9, 2022, the Company repurchased an additional 32,713 shares of its Class C common stock for a total of $503,885 under its share repurchase program and these shares are held as treasury stock. Since inception of the Company’s share repurchase program in February 2022 through August 9, 2022, the Company has repurchased a total of 220,143 shares for a total of $3,757,744, for an average cost of $17.07 per share.
Real Estate Investment Acquisitions
On July 15, 2022, the Company acquired two industrial properties leased to New Vision Industries, LLC and Juniper Ring Acquisitions, LLC in a sale and leaseback transaction (the “Producto Acquisition”), with newly executed 20-year leases and 2.00% annual rent increases. The leases are guaranteed by the parent company of the lessees, Producto Holdings, LLC. These companies specialize in manufacturing, machining and engineering of precision tools for very diverse product sectors including medical, semiconductor, aerospace, ammunition and defense markets. These properties are located in upstate New York and the aggregate purchase price was $5,343,862, which reflects an initial capitalization rate of 7.21%. The initial capitalization rate is calculated by dividing the initial annual cash rent by the purchase price. The Company funded the purchase and related closing costs with a $5,000,000 draw on the Company’s Credit Facility and available cash on hand.
On July 26, 2022 and August 4, 2022, the Company acquired an aggregate of four industrial properties leased to Valtir, LLC (formerly known as Trinity Highway Products, LLC) in a sale and leaseback transaction, with a newly executed 25-year master lease for two of the properties, a newly executed 15-year master lease for the other two properties and 2.25% annual rent increases (the “Valtir Acquisition”). Valtir, LLC is an industry-leading manufacturer of commercial highway products with a 49-year operating history. These properties are used in manufacturing and distribution, and are located in South Carolina, Ohio, Texas and Utah. The aggregate purchase price was $23,375,000, which reflects an initial capitalization rate of 7.70%. The Company funded the purchase and related closing costs with a $23,000,000 draw on the Company’s Credit Facility and available cash on hand.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Pending Real Estate Disposition
On July 12, 2022, the Company entered into a purchase and sale agreement to sell its property in Las Vegas, Nevada that is leased to Williams Sonoma for $9,300,000. The buyer submitted a non-refundable deposit of $500,000 into escrow on July 15, 2022 and the sale is scheduled to close by August 26, 2022, although there can be no assurances that this transaction will be completed on schedule or at all.
Credit Facility
On July 14, 2022, the Company drew $5,000,000 on its Revolver in connection with the Producto Acquisition and on July 23, 2022, the Company drew $23,000,000 on its Revolver in connection with the Valtir Acquisition, resulting in a balance of $34,775,000 on the Revolver as of July 31, 2022. As a result of the addition of these properties to the borrowing base and the July 2022 draws on the Revolver, approximately $52,000,000 is available to be drawn on the Revolver based on the value of the Company’s properties included in the borrowing base as of the filing date of this Quarterly Report on Form 10-Q. The Revolver can be drawn for general corporate purposes, including pending and future acquisitions, subject to compliance with covenants.

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
Overview
We are an internally-managed real estate investment trust (“REIT”) with publicly traded shares of Class C common stock (defined below) and Series A Preferred Stock (defined below). We acquire, own and manage a diversified portfolio of predominantly single-tenant net-lease industrial, retail and office properties throughout the United States, with a focus on strategically important and mission critical properties. We were formed on May 15, 2015 as a Maryland corporation and elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016. We intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.
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
Our Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “MDV.PA” and has been trading since September 17, 2021. Our Class C common stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. Prior to that date, there was no public trading market for our Class C common stock. In connection with and upon listing on the NYSE, each share of our Class S common stock (defined below) converted into one share of Class C common stock (see details of the Listed Offering as defined below).
We have the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share (“Class C common stock”), and 100,000,000 shares of Class S common stock, $0.001 par value per share (“Class S common stock”). Our five-year emerging growth company registration with the SEC ended on December 31, 2021 and we continue to report with the SEC as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. The Operating Partnership was formed on January 28, 2016. We are the sole general partner of, and owned an approximate 72% partnership interest in the Operating Partnership on June 30, 2022. The Operating Partnership limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12 to our accompanying unaudited condensed consolidated financial statements.

Common Stock Offerings
Since our initial registered offering of common stock was declared effective by the SEC in 2016, we have raised an aggregate of $210,800,151 pursuant to non-listed offerings of common stock registered with the SEC (collectively, the “Registered Offering”), offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), distribution reinvestment plan (“DRP”) offerings of common stock registered with the SEC, a private offering of common stock pursuant to Regulation D under the Securities Act, a qualified offering of common stock pursuant to Regulation A under the Securities Act and an offering of common stock listed on the NYSE.
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
On March 30, 2022, we filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, we filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our at-the-market offering of up to $50,000,000 of our Class C common stock (the “ATM Offering”) on June 6, 2022. As of June 30, 2022, no shares were issued in connection with our ATM Offering.
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
Our primary business consists of acquiring, financing and owning predominantly single-tenant net-lease industrial, retail and office real estate properties throughout the United States leased to creditworthy tenants on long-term leases, with a focus on strategically important and mission critical properties. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of June 30, 2022, our real estate investment portfolio consisted of 43 properties as further described below. The net book value of our real estate investments as of June 30, 2022 was $427,083,802.
Details of our diversified portfolio of 43 operating properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), as of June 30, 2022 are as follows:
•20 industrial properties, including the TIC Interest, which represent approximately 48% of the portfolio, 13 retail properties which represent approximately 19% of the portfolio and 10 office properties which represent approximately 33% of the portfolio (expressed as a percentage of annualized base rent (“ABR”) as of June 30, 2022);
•Occupancy rate of 100%;
•Located in 16 states;
•Leased to 29 different commercial tenants doing business in 15 separate industries;

•Approximately 2.9 million square feet of aggregate leasable space, including the TIC Interest;
•An average leasable space per property of approximately 67,000 square feet; approximately 103,000 square feet per industrial property; approximately 18,000 square feet per retail property and approximately 59,000 square feet per office property; and
•Outstanding mortgage notes payable balance of $44,650,173 for three properties, a credit facility term loan balance of $150,000,000 and credit facility revolver balance of $6,775,000.
As of June 30, 2022, all 43 operating properties in our portfolio are single-tenant net-lease properties and all 43 properties were leased, with a weighted average remaining lease term (“WALT”), excluding rights to extend a lease at the option of the tenant, of approximately 10.5 years.
Following the July 2022 acquisitions of two industrial properties leased to New Vision Industries, LLC and Juniper Ring Acquisitions, LLC (the “Producto Acquisition”) and the July 2022 and August 2022 acquisitions of an aggregate of four industrial properties leased to Valtir, LLC (the “Valtir Acquisition”), along with the pending disposition of an office property that is scheduled to close by August 26, 2022, as described in Note 14 to our accompanying unaudited condensed consolidated financial statements, we would own 48 operating properties located in 19 states. On a pro forma basis, after giving effect to the Producto Acquisition and Valtir Acquisition and the disposition of the office property as if they were completed on June 30, 2022, our real estate portfolio is comprised of 26 industrial properties, including the TIC Interest, which represent approximately 52% of the portfolio, 13 retail properties which represent approximately 18% of the portfolio, and 9 office properties which represent approximately 30% of the portfolio (expressed as a percentage of ABR as of June 30, 2022), and has a pro forma WALT of 11.6 years.
As of June 30, 2022, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximately 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC was an independent member of our board of directors (“Board”) from December 2019 to December 2021.
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
While future purchases of properties will be partially funded with cash on hand and funds received from the future sale of shares of Class C common stock, we anticipate incurring mortgage or borrowing base debt (not to exceed 55% of the total value of all of our properties) against pools of individual properties, and pledging such properties as security for that debt to obtain funds to acquire additional properties. We are targeting leverage of 40% or lower over the long-term once we achieve scale; however, we will consider incurring higher leverage in the near-term if we identify attractive acquisition opportunities in advance of completing dispositions or raising additional equity. Our maximum leverage as defined and approved by our Board is 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. We are striving to improve the composition of our portfolio by acquiring industrial manufacturing properties and disposing of office properties, subject to market conditions and prices that we consider attractive. We can provide no assurance that we will achieve our investment objectives. See the Part I, Item 1A. Risk Factors section of our Annual Report on Form 10-K filed with the SEC on March 23, 2022 and the Part II, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q included herein.

Investment Strategy
Commercial Real Estate
In pursuit of our primary investment objectives, we maintain the ability to expand beyond our traditional single-tenant portfolio of predominantly net leased properties, and seek to acquire a diversified portfolio of income-generating commercial real estate investments throughout the United States diversified by corporate credit, physical geography, product type and lease duration. We are primarily focused on acquiring industrial manufacturing properties, but we may also acquire other assets, including, without limitation, other industrial properties, retail properties, data centers and storage properties. We may also invest in commercial real estate properties outside the United States. We intend to acquire assets consistent with our acquisition philosophy by focusing primarily on properties located in primary, secondary and certain select tertiary markets and leased to tenants, at the time we acquire them, with strong financial statements and typically subject to long-term leases with defined rental rate increases.
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
Liquidity and Capital Resources
Generally, our cash requirements for property acquisitions, debt payments, capital expenditures and other investments will be funded by bank borrowings from financial institutions, mortgage indebtedness on our properties, asset sales, internally generated funds or offerings of shares of our common stock. Our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock and distributions on our common stock will be funded by internally generated funds.
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
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 34% as of March 31, 2022 and 38% as of June 30, 2022, the spread over the Secured Overnight Financing Rate (‘‘SOFR’’), including a 10 basis points credit adjustment, is 165 basis points and the interest rate on the Revolver was 3.150% as of June 30, 2022. Following the Federal Reserve Bank’s July 27, 2022 increase in the target range for federal funds by 75 basis points, the interest rate on the Revolver is approximately 3.96%. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $50,047 and $72,280 for the three and six months ended June 30, 2022, respectively. We entered into a swap agreement to fix the interest rate on our Term Loan at 3.858% effective May 31, 2022 as described in detail in Note 8 to our accompanying unaudited condensed consolidated financial statements. The Credit Facility includes customary covenants, including minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds and maximum leverage of 60% of our borrowing base. We were in compliance with these covenants as of June 30, 2022.

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
The Credit Facility allows for borrowings up to 60% of our borrowing base and our Board has approved a maximum leverage ratio of 55% of the aggregate fair value of our real estate properties plus our cash and cash equivalents. We are targeting leverage of 40% or lower over the long-term once we achieve scale; however, we will consider incurring higher leverage in the near-term if we identify attractive acquisition opportunities in advance of completing dispositions or raising additional equity. We also have the right to increase the Credit Facility to a maximum of $500,000,000, subject to customary conditions, including the receipt of new commitments from the Lenders.
Credit Facility Drawdown
On January 18, 2022, we borrowed $155,775,000 from our Credit Facility consisting of $100,000,000 under the Term Loan and $55,775,000 under the Revolver. We used a portion of the proceeds from the Credit Facility to pay total commitment and arrangement fees of $2,020,000 to the Agent, the Lenders, the Lead Arrangers and Co-Syndication Agents.
We used a portion of the additional proceeds from the Credit Facility to repay 20 property mortgages, and related interest aggregating $153,428,764, including the $36,465,449 mortgage on the KIA auto dealership property which was acquired on January 18, 2022, as discussed in Note 3 to our accompanying unaudited condensed consolidated financial statements, and to repay our prior line of credit outstanding balance of $8,022,000. The 20 mortgages that were paid off were for the following 27 properties: eight Dollar Generals, Northrop Grumman, exp Maitland, Wyndham, Williams Sonoma, EMCOR, Husqvarna, AvAir, 3M, Cummins, Levins, Labcorp, GSA (MHSA), PreK Education, ITW Rippey, Solar Turbines, Wood Group, Gap, L3Harris and Walgreens. After the 20 property mortgages were paid-off, seven property mortgages as of December 31, 2021 remained outstanding, including four property mortgages related to assets held for sale. Those four mortgages were paid-off pursuant to sales of the properties in February 2022 as discussed above.
On March 8, 2022, we prepaid $35,000,000 of the outstanding balance on the Revolver with cash on hand in order to reduce interest expense and on April 25, 2022, we drew the remaining $50,000,000 on the Term Loan for a repayment of the Revolver. We also repaid $8,000,000 on the Revolver on June 22, 2022. As of June 30, 2022, we had availability under the Credit Facility of approximately $60,000,000 which can be drawn for general corporate purposes, including pending and future acquisitions.
On July 14, 2022, we drew $5,000,000 on our Revolver in connection with the Producto Acquisition and on July 23, 2022, we drew $23,000,000 on our Revolver in connection with the Valtir Acquisition resulting in a balance of $34,775,000 on the Revolver as of July 31, 2022. As a result of the addition of these properties to the borrowing base and the July 2022 draws on the Revolver, approximately $52,000,000 is available to be drawn on the Revolver based on the value of our properties included in the borrowing base as of the filing date of this Quarterly Report on Form 10-Q.
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. Our maximum leverage as defined and approved by our Board is 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. We use available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to us. Our borrowings on one or more individual properties may exceed 55% of their individual cost, so long as our overall leverage does not exceed 55% of the aggregate fair value of our real estate properties, plus our cash and cash equivalents. There is no limitation on the amount we may borrow for the purchase of any single asset. As of June 30, 2022, our leverage ratio was 38%.

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
See Note 7 to our accompanying unaudited condensed consolidated financial statements for loan maturities of our three remaining mortgage notes payable as of June 30, 2022.
As of June 30, 2022, the outstanding principal balance of our mortgage notes payable on our operating properties and our Credit Facility were $44,650,173 and $156,775,000, respectively. As of June 30, 2022, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,599,182, which is not included in our accompanying unaudited condensed consolidated balance sheets.
Acquisitions and Dispositions of Real Estate Investments
During the six months ended June 30, 2022, we acquired the following nine industrial and one retail (KIA) real estate investments:

Property and Location	Acquisition Date	Land	Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Acquisition Price
KIA, Carson, CA	1/18/2022	$32,741,781	$36,544,663	$—	$118,606	$69,405,050
Kalera, St. Paul, MN	1/31/2022	562,356	3,127,653	4,429,000	—	8,119,009
Lindsay, Colorado Springs 1, CO	4/19/2022	1,195,178	1,116,756	—	—	2,311,934
Lindsay, Colorado Springs 2, CO	4/19/2022	2,239,465	1,074,941	—	—	3,314,406
Lindsay, Dacono, CO (1)	4/19/2022	2,263,982	3,294,640	—	—	5,558,622
Lindsay, Alachua, FL	4/19/2022	966,192	7,551,931	—	—	8,518,123
Lindsay, Franklinton, NC	4/19/2022	2,843,811	4,337,302	—	—	7,181,113
Lindsay, Fulton 1, OH	4/19/2022	726,877	10,618,656	—	—	11,345,533
Lindsay, Fulton 2, OH	4/19/2022	635,865	9,555,077	—	—	10,190,942
Lindsay, Rock Hill, SC	4/19/2022	2,816,322	3,739,661	—	—	6,555,983
		$46,991,829	$80,961,280	$4,429,000	$118,606	$132,500,715
(1)    In connection with the April 2022 Lindsay acquisition, we advanced a non-refundable deposit of $2,800,000 for funding ongoing building construction at the Lindsay property in Dacono, CO. The remaining balance of this deposit was $1,330,780 as of June 30, 2022 which is not included in the acquisition price above.
During the six months ended June 30, 2022, we sold the following three office and one flex (Omnicare) real estate investments:

Property	Location	Disposition Date	Rentable Square Feet	Contract Sale Price	Net Proceeds	Gain on Sale
Bon Secours (1)	Richmond, VA	2/11/2022	72,890	$10,200,000	$—	$179,404
Omnicare (1)	Richmond, VA	2/11/2022	51,800	8,760,000	—	2,062,890
Texas Health (1)	Dallas, TX	2/11/2022	38,794	7,040,000	11,883,639	160,377
Accredo	Orlando, FL	2/24/2022	63,000	14,000,000	5,000,941	4,998,106
Emcor	Cincinnati, OH	6/29/2022	39,385	6,525,000	6,345,642	1,002,101
Total			265,869	$46,525,000	$23,230,222	$8,402,878
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
On March 30, 2022, we filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, we filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our $50,000,000 ATM Offering on June 6, 2022. As of June 30, 2022, no shares were issued in connection with our ATM Offering.
Share Repurchases
On February 15, 2022, our Board authorized up to $20,000,000 in repurchases of our outstanding shares of common stock through December 31, 2022. Purchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. Since the inception of the program in February 2022 through August 9, 2022, we have repurchased 220,143 shares for a total of $3,757,744, for an average repurchase price of $17.07 per share.
Class C OP Units
On January 18, 2022, we completed the acquisition of a KIA auto dealership property in an “UPREIT” transaction pursuant to a contribution agreement whereby an affiliate of the seller received 1,312,382 units of Class C limited partnership interest in the Operating Partnership (the “Class C OP Units”) based on an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value. Following expiration of the lock-up period ending on August 11, 2022, the holder of the Class C OP Units may require the redemption of all or a portion of these units and we have the option to redeem the units for cash or shares of Class C common stock. The Class C OP Units received $377,301 and $628,840 in distributions during the three and six months ended June 30, 2022, respectively (also see the “Distributions” section below).
Cash Flow Summary
The following table summarizes our cash flow activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$5,076,472	$3,083,353
Net cash (used in) provided by investing activities	$(58,420,894)	$14,624,425
Net cash provided by (used in) financing activities	$6,642,351	$(15,710,863)

Cash Flows from Operating Activities
The cash provided by operating activities of $5,076,472 during the six months ended June 30, 2022 primarily reflects adjustments to our net loss of $9,682,820 to exclude net non-cash losses of $15,610,444 related to depreciation and amortization, impairment of goodwill, stock compensation expense, amortization of deferred financing costs and premium, amortization of deferred lease incentives and amortization of above market lease intangibles, which were partially offset by a gain on sale of real estate investment, write-off and recognition of unrealized gain on interest rate swaps, amortization of below-market lease intangibles, amortization of deferred rents and undistributed income from our unconsolidated investment in a real estate property. Cash provided by operating activities also included cash used for changes in operating assets and liabilities of $998,305 during the six months ended June 30, 2022 due to increases in tenant receivables and prepaid and other assets, along with a decrease in accounts payable, accrued and other liabilities. These cash uses were partially offset by distributions received from our unconsolidated investment in a real estate property of $147,153.
The cash provided by operating activities of $3,083,353 during the six months ended June 30, 2021 primarily reflects adjustments to our net loss of $1,905,491 to exclude net non-cash charges of $6,434,115 related to depreciation and amortization, stock compensation expense, amortization of deferred financing costs, amortization of deferred lease incentives and amortization of above market leases, which were partially offset by amortization of below-market lease intangibles, gain on forgiveness of economic relief note payable, unrealized gain on interest rate swap valuation, gain on sale of real estate investments, reversal of impairment of real estate property, amortization of deferred rents and undistributed income from our unconsolidated investment in a real estate property. Cash used in operations also included net use of cash for changes in operating assets and liabilities of $1,607,238 during the six months ended June 30, 2021, due to an increase in prepaid and other assets and a decrease in accounts payable, accrued and other liabilities, partially offset by a decrease in tenant receivables. These cash uses were partially offset by distributions from our unconsolidated investment in real estate property of $161,967.
We expect our cash flows will continue to be positive in the next twelve months due to an increase in our investments in operating assets as a result of our recent acquisitions; however, there can be no assurance that this expectation will be realized.
Cash Flows from Investing Activities
Net cash used in investing activities was $58,420,894 for the six months ended June 30, 2022 and consisted primarily of the following:
•$99,691,164 for acquisition of the Kia, Kalera and Lindsay portfolio real estate investments;
•$1,546,131 of additions to existing real estate investments;
•$2,100,000 payment of a lease incentive for the PreK Education property; and
•$730,780 of net payments of purchase deposits for pending acquisitions.
These uses were partially offset by:
•$45,257,181 in proceeds from sale of five real estate investments; and
•$390,000 collection of note receivable.
Net cash provided by investing activities was $14,624,425 for the six months ended June 30, 2021 and consisted primarily of the following:
•$13,221,509 in net proceeds from sale of three real estate investments; and
•$1,824,383 in collection of a note receivable from sale of real estate property.
These proceeds were partially offset by:
•$309,717 of additions to existing real estate investments; and
•$111,750 of additions to intangibles assets.

Cash Flows from Financing Activities
Net cash provided by financing activities was $6,642,351 for the six months ended June 30, 2022 and consisted of the following:
•$130,361,583 of mortgage note principal payments upon entering the Credit Facility and sale of four properties;
•$2,186,468 of deferred financing cost payments to third parties;
•$2,860,513 of cash distributions paid to common stockholders;
•$628,840 of cash distributions paid to the Class C OP Unit holder;
•$1,987,153 of cash dividends paid to preferred stockholders;
•$3,253,902 used for repurchases of common stock; and
•$946,690 for payments of offering costs.
These uses were partially offset by:
•$150,000,000 in proceeds from borrowings on our Credit Facility Term Loan;
•$6,775,000 in net proceeds from our Credit Facility Revolver, partially offset by repayment of $8,022,000 on the prior credit facility with Banc of California (the “Prior Credit Facility”); and
•$114,500 in net proceeds from issuance of common stock in the Listed Offering.
Net cash used in financing activities was $15,710,863 for the six months ended June 30, 2021 and consisted primarily of the following:
•$24,399,915 of mortgage notes principal payments;
•$3,000,000 of net repayments on the Prior Credit Facility revolver;
•$13,046,857 used for repurchases of common stock;
•$1,726,567 of cash distributions paid to common stockholders;
•$810,632 for payments of offering costs;
•$381,076 of deferred financing cost payments to third parties; and
•$81,196 of refundable loan deposits.
These uses were partially offset by:
•$25,436,000 in proceeds from mortgage notes payable; and
•$2,299,380 in proceeds from issuance of common stock.
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

The following are the calculations of FFO and AFFO for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) (in accordance with GAAP)	$2,390,344	$(1,001,843)	$(9,682,820)	$(1,905,491)
Preferred stock dividends	(921,875)	—	(1,843,750)	—
Net income (loss) attributable to common stockholders and Class C OP Units	1,468,469	(1,001,843)	(11,526,570)	(1,905,491)
FFO adjustments:
Add: Depreciation and amortization	3,682,681	3,512,727	6,983,173	7,077,287
Amortization of lease incentives	75,655	40,240	147,049	105,541
Depreciation and amortization for unconsolidated investment in a real estate property	190,468	181,786	380,936	363,572
Less: Gain on sale of real estate investments, net	(1,002,101)	—	(8,402,878)	(289,642)
Reversal of impairment of real estate investments	—	(400,999)	—	(400,999)
FFO attributable to common stockholders and Class C OP Units	4,415,172	2,331,911	(12,418,290)	4,950,268
AFFO adjustments:
Add: Amortization of corporate intangibles	—	—	—	925,739
Impairment of goodwill	—	465,596	17,320,857	—
Stock compensation	679,747	767,087	1,191,612	1,371,732
Deferred financing costs	101,781	100,624	1,368,506	199,693
Non-recurring loan prepayment penalties	—	—	615,336	—
Swap termination costs	—	—	733,000	23,900
Amortization of above-market intangible leases	32,456	32,458	64,912	64,913
Acquisition fees and due diligence expenses, including abandoned pursuit costs	4,639	238,496	591,308	249,240
Less: Deferred rents	(699,053)	(428,155)	(809,558)	(702,978)
Unrealized gains on interest rate swaps	(589,997)	(90,600)	(1,378,013)	(517,719)
Amortization of below-market intangible leases	(349,810)	(367,575)	(712,884)	(735,150)
Gain on forgiveness of economic relief note payable	—	—	—	(517,000)
Other adjustments for unconsolidated investment in a real estate property	(188)	(12,196)	(376)	(44,390)
AFFO attributable to common stockholders and Class C OP Units	$3,594,747	$3,037,646	$6,566,410	$5,268,248

Weighted average shares outstanding:
Basic	7,478,973	7,614,196	7,505,673	7,630,401
Fully diluted (1)	10,221,490	8,833,985	10,241,023	8,880,365

FFO Per Share:
Basic	$0.59	$0.31	$(1.65)	$0.65
Fully Diluted	$0.43	$0.26	$(1.65)	$0.56

AFFO Per Share:
Basic	$0.48	$0.40	$0.87	$0.69
Fully Diluted	$0.35	$0.34	$0.64	$0.59
(1)    Includes the Class C, Class M, Class P and Class R OP Units to compute the weighted average number of shares.

Results of Operations
As of June 30, 2022, we owned 43 operating properties, including the TIC Interest. We acquired 10 properties (nine industrial and one retail) during the first six months of 2022 compared with no real estate acquisitions during the first six months of 2021. We sold five properties (four office and one industrial) during the first six months of 2022 and three retail properties during the first six months of 2021. The operating results of the four properties that were classified as held for sale at December 31, 2021, including three properties that were sold during the three months ended March 31, 2021, were included in our continuing results of operations.
We expect that rental income, tenant reimbursements, depreciation and amortization expense and interest expense will increase for the full year of 2022 as compared with the full year of 2021, as a result of the two property acquisitions in January 2022, the acquisition of an eight property industrial portfolio in April 2022, the acquisition of five industrial properties in July 2022, the acquisition of one industrial property in August 2022 and our plan to acquire additional properties during the remainder of 2022, partially offset by five dispositions in 2021 (three during the first quarter and one each during the third and fourth quarters), four dispositions in February 2022 and one disposition in June 2022. Our results of operations for the three and six months ended June 30, 2022 may not be indicative of those expected for the full year of 2022 or in future periods.
Due to the continuing COVID-19 pandemic, including the recent spread of its variants, in the United States and globally, many of our tenants and operating partners continue to be impacted. The continued impact of the COVID-19 pandemic and its variants on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information regarding mutations of COVID-19, the success of actions taken to contain or treat COVID-19, the effectiveness of the current vaccines to contain the COVID-19 variants, and reactions by consumers, companies, governmental entities and capital markets. We, including our tenants, are also being impacted by increases in inflation and interest rates, along with disruptions in supply chains in the U.S. and globally. The effects of these challenging economic factors may be mitigated by the number of credit tenants in our portfolio and the diversity of our property locations and tenant industries.
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
Rental Income
Rental income, including tenant reimbursements, for the three months ended June 30, 2022 and 2021 was $10,394,118 and $9,107,008, respectively. The increase of $1,287,110, or 14%, as compared with the second quarter of 2021 primarily reflects the rental income contributions from our acquisition of the KIA auto dealership property in Carson, California on January 18, 2022, and our acquisition of eight industrial properties leased by Lindsay Precast which contributed approximately 14.0% and 10.2% of our total rental income during the second quarter of 2022, respectively (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details). These increases together with the rental income contributions of three other property acquisitions (one industrial property acquired in January 2022 and two properties (one industrial and one retail) acquired during the second half of 2021) were partially offset by the decrease in rental income from the sale of six properties (four properties sold in February 2022 (one industrial and three office) and two properties sold during the second half of 2021 (one industrial and one retail)). Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. Rental income includes tenant reimbursements of $1,400,428 and $1,540,380 for the three months ended June 30, 2022 and 2021, respectively. The ABR of the operating properties owned as of June 30, 2022 was $34,145,008 which increases to $35,649,730 with the July 2022 acquisitions of two properties in the Producto Acquisition, the July 2022 and August 2022 acquisitions of an aggregate of four properties in the Valtir Acquisition and the pending disposal of one office property which are described in Note 14 to our accompanying unaudited condensed consolidated financial statements.
General and Administrative
General and administrative expenses were $1,615,182 and $1,932,635 for the three months ended June 30, 2022 and 2021, respectively. The decrease of $317,453, or 16%, as compared with the second quarter of 2021 primarily reflects decreases in compensation to employees due to headcount reductions during the second half of 2021 and first quarter of 2022, as well as decreases in due diligence costs, which were partially offset by an increase in professional services during the second quarter of 2022 compared to the second quarter of 2021.
Stock Compensation Expense
Stock compensation expense was $679,747 and $767,087 for the three months ended June 30, 2022 and 2021, respectively. The decrease of $87,340, or 11%, as compared with the second quarter of 2021 primarily reflects forfeitures related to employee terminations during the second half of 2021 through the second quarter of 2022.

Depreciation and Amortization
Depreciation and amortization expense was $3,682,681 and $3,978,323 for the three months ended June 30, 2022 and 2021, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $295,642, or 7%, as compared with the second quarter of 2021 primarily reflects the absence of amortization of corporate intangibles, which were impaired during the fourth quarter of 2021 in connection with our decision to exit the crowdfunding business.
Interest Expense
Interest expense includes amortization of deferred financing costs and unrealized gains and losses on swap valuations in addition to interest paid or payable to lenders. Total interest expense was $1,197,154 and $2,098,649 for the three months ended June 30, 2022 and 2021, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense). On January 18, 2022, we used funds from our initial borrowing from our Credit Facility to pay off 20 existing property mortgages on 27 properties, the $36,465,449 mortgage on the KIA auto dealership property which we acquired on January 18, 2022 and repayment of our Prior Credit Facility and related interest, aggregating $153,428,764. In addition, four interest rate swap agreements related to four property mortgages were terminated in connection with the prepayment of the property mortgages. The $901,495, or 43%, decrease in interest expense as compared with the second quarter of 2021 primarily reflects an approximately $497,000 decrease in interest expense paid or payable to lenders and an approximately $498,000 increase in unrealized gains on the valuation of interest rate swaps.
Property Expenses
Property expenses were $1,965,885 and $1,874,033 for the three months ended June 30, 2022 and 2021, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The increase of $91,852, or 5%, as compared with the second quarter of 2021 reflects increases in repairs and maintenance, property taxes and other taxes during the second quarter of 2022.
Reversal of Impairment of Investment in Real Estate Property
Reversal of impairment of investment in real estate property of $400,999 for the three months ended June 30, 2021 reflects an adjustment to reduce the impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for investment and use in June 2021.
Gain on Sale of Real Estate Investment
The gain on sale of real estate investment of $1,002,101 for the three months ended June 30, 2022 relates to the sale of one office property in June 2022.
Other (Expense) Income
Interest income was $1,763 and $51 for the three months ended June 30, 2022 and 2021, respectively.
Income from unconsolidated investment in a real estate property was $66,868 and $74,834 for the three months ended June 30, 2022 and 2021, respectively. This reflects our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the second quarters of 2022 and 2021, respectively.
Other income of $66,143 and $65,992 for the three months ended June 30, 2022 and 2021, respectively, primarily reflects our monthly management fee from the entities that own the TIC Interest property which is equal to 0.1% of the total investment value of the property.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
Rental Income
Rental income, including tenant reimbursements, for the six months ended June 30, 2022 and 2021 was $20,042,767 and $18,081,878, respectively. The increase of $1,960,889, or 11%, as compared with the first six months of 2021 primarily reflects the rental income contribution from our acquisition of the KIA auto dealership property in Carson, California on January 18, 2022, and our acquisition of eight industrial properties leased to Lindsay Precast on April 19, 2022, which contributed approximately 13.6% and 5.3% of our total rental income during the first six months of 2022, respectively (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details). These increases, together with the rental income contributions of three other property acquisitions (one industrial property acquired in January 2022 and two properties acquired during the second half of 2021 (one industrial and one retail)), were partially offset by the decrease in rental income from the sale of six properties (four properties sold in February 2022 (one industrial and three office) and two properties sold during the second half of 2021 (one industrial and one retail)). Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. Rental income includes tenant reimbursements of $3,450,799 and $3,068,172 for the six months ended June 30, 2022 and 2021, respectively. The ABR of the operating properties owned as of June 30, 2022 was $34,145,008 which increases to $35,649,730 with the July 2022 acquisitions of two properties in the Producto Acquisition, the July 2022 and August 2022 acquisitions of an aggregate of four properties in the Valtir Acquisition and the pending disposal of one office property which are described in Note 14 to our accompanying unaudited condensed consolidated financial statements.
General and Administrative
General and administrative expenses were $3,721,365 and $4,618,621 for the six months ended June 30, 2022 and 2021, respectively. The decrease of $897,256, or 19%, as compared with the first six months of 2021 reflects decreases in compensation to employees due to headcount reductions, professional and technology services, due diligence costs, business taxes and licenses during the first six months of 2022.
Stock Compensation Expense
Stock compensation expense was $1,191,612 and $1,371,732 for the six months ended June 30, 2022 and 2021, respectively. The decrease of $180,120, or 13%, as compared with the first six months of 2021 primarily reflects forfeitures related to employee terminations during the second half of 2021 through the first quarter of 2022.
Depreciation and Amortization
Depreciation and amortization expense was $6,983,173 and $8,003,026 for the six months ended June 30, 2022 and 2021, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $1,019,853, or 13%, as compared with the first six months of 2021 primarily reflects the absence of amortization of corporate intangibles, which were impaired during the fourth quarter of 2021 in connection with our decision to exit the crowdfunding business.
Interest Expense
Interest expense includes amortization of deferred financing costs and unrealized gains and losses on swap valuations in addition to interest paid or payable to lenders. Total interest expense was $2,765,329 and $3,879,785 for the six months ended June 30, 2022 and 2021, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense). On January 18, 2022, we used funds from our initial borrowing from our Credit Facility to pay off 20 existing property mortgages on 27 properties, the $36,465,449 mortgage on the KIA auto dealership property which we acquired on January 18, 2022 and repayment of our Prior Credit Facility and related interest, aggregating $153,428,764. In addition, four interest rate swap agreements related to four property mortgages were terminated in connection with the prepayment of the property mortgages. The decrease in interest expense of $1,114,456, or 29%, as compared with the first six months of 2021 primarily reflects an approximately $1,006,000 decrease in interest expense paid or payable to lenders and approximately $170,000 increase in unrealized gains on the valuation of interest rate swaps.

Property Expenses
Property expenses were $4,730,477 and $3,621,233 for the six months ended June 30, 2022 and 2021, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The increase of $1,109,244, or 31%, as compared with the first six months of 2021 reflects increases in property and other taxes during the first six months of 2022 and approximately $587,000 in write-offs of costs related to our proposed acquisition of 10 properties leased to Walgreens which we abandoned due to inability to obtain the mortgage servicer’s approval prior to the February 18, 2022 contract termination date and changes in market conditions. These write-offs included legal and due diligence costs and forfeiture of $375,000 of our $1,000,000 earnest money deposit.
Reversal of Impairment of Investment in Real Estate Property
Reversal of impairment of investment in real estate property of $400,999 for the six months ended June 30, 2021 reflects an adjustment to reduce the impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for investment and use in June 2021.
Impairment of Goodwill
The impairment of goodwill of $17,320,857 for the six months ended June 30, 2022 reflects the significant decline in the market value of our common stock since it began trading on the NYSE in February 2022. For the quarter ended March 31, 2022, management considered the fact that the recent trading price of our common stock caused our market capitalization to be below the book value of our equity as of March 31, 2022. Our stock price is materially below both our historical net asset value and the book value of our equity, reflecting the negative impacts of rising inflation and interest rates, declining office occupancy rates affecting owners of real estate properties and fears of a potential recession. We, therefore, reduced the carrying value of goodwill to zero as of March 31, 2022 (see Note 5 to our accompanying unaudited condensed consolidated financial statements for additional details).
Gain on Sale of Real Estate Investments
The gain on sale of investments of $8,402,878 and $289,642 for the six months ended June 30, 2022 and 2021, respectively, relates to the sale of five properties (four office and one industrial) during the first six months of 2022 and three retail properties during the first six months of 2021 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details).
Other (Expense) Income
Interest income was $15,198 and $100 for the six months ended June 30, 2022 and 2021, respectively.
Income from unconsolidated investment in a real estate property was $162,332 and $147,302 for the six months ended June 30, 2022 and 2021, respectively. This reflects our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first six months of 2022 and 2021, respectively.
Gain on forgiveness of economic relief note payable of $517,000 for the six months ended June 30, 2021 reflects the Small Business Administration’s forgiveness in February 2021 of our economic relief note payable obtained in April 2020 under the terms of the Paycheck Protection Program.
Loss on early extinguishment of debt of $1,725,318 for the six months ended June 30, 2022 reflects non-cash charges of $1,164,998 for deferred financing costs and prepayment penalties of $615,336 upon repayment of 20 mortgages on 27 properties, full repayment of our Prior Credit Facility and mortgage repayments related to four asset sales, as well as $733,000 of swap termination fees related to the four mortgage refinancings and the related recognition of termination gains of $788,016 (see Notes 7 and 8 to our accompanying unaudited condensed consolidated financial statements for more details).
Other income of $132,136 and $151,985 for the six months ended June 30, 2022 and 2021, respectively, primarily reflects our monthly management fee from the entities that own the TIC Interest property which is equal to 0.1% of the total investment value of the property.

Organizational and Offering Costs
Organizational and offering costs include all costs incurred in connection with the offerings prior to the Listed Offering, including investor relations' payroll costs and other costs incurred in connection with the offerings of our stock, including, but not limited to legal fees, federal and state filing fees and other costs. Through November 24, 2021, the termination date of the Reg A Offering, we had recorded cumulative organizational and offering costs of $8,298,499, including $5,429,105 paid to our former sponsor or affiliates through December 31, 2019.
In connection with our Listed Offering of Class C common stock, we incurred organizational and offering costs in the aggregate of $885,500 through June 30, 2022. We also incurred additional organizational and offering costs of $757,278 and $946,690 during the three and six months ended June 30, 2022, respectively, related to our Registration Statement on Form S-3 (File No. 333-263985) that we filed on March 30, 2022, and Amendment No. 1 to the Registration Statement on Form S-3 that we filed on May 27, 2022, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our $50,000,000 ATM Offering on June 6, 2022. As of June 30, 2022, no shares were issued in connection with our ATM Offering.
Distributions
Preferred Dividends
On March 18, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2022, which was paid on April 15, 2022. On June 15, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for the second quarter of 2022. This amount was accrued as of June 30, 2022 and was paid on July 15, 2022 (see Note 14 to our accompanying unaudited condensed consolidated financial statements for more details).
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
Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows for the first half of 2022 and the four quarters of 2021:

Period (1)	Total Distributions Declared	Distributions Declared Per Share	Distributions Paid		Cash Flows (Used in) Provided by Operating Activities	Net Rental Income Received	Offering Proceeds	Quarter End Accrued Distribution
			Cash	Reinvested
2022 (2)
First Quarter	$2,907,122	$0.387499	$1,418,783	$1,492,404	$(1,083,310)	$2,907,122	$—	$854,599
Second Quarter	2,145,534	0.287500	2,070,570	711,223	6,159,782	2,145,534	—	844,183
2022 Totals	$5,052,656	$0.674999	$3,489,353	$2,203,627	$5,076,472	$5,052,656	$—
2021
First Quarter	$1,991,676	$0.258903	$891,202	$1,130,949	$102,091	$1,991,676	$—	$675,221
Second Quarter	1,976,511	0.261780	835,381	1,131,281	2,981,262	1,976,511	—	650,167
Third Quarter	1,981,725	0.264656	838,868	1,137,501	3,299,330	1,981,725	—	643,025
Fourth Quarter	2,160,966	0.289864	907,927	1,200,880	3,346,002	2,160,966	—	730,445
2021 Totals	$8,110,878	$1.075203	$3,473,378	$4,600,611	$9,728,685	$8,110,878	$—
(1)    The distribution paid per share of Class S common stock was net of deferred selling commissions.
(2)    Includes the 13th distribution for 2021 declared on January 5, 2022 for Class C common stock only and distributions to Class C OP Units.

Prior to 2022, distributions to stockholders were declared and paid based on daily record dates at rates per share per day. Beginning in 2022, distributions to stockholders are declared and paid based on monthly record dates. The distribution details are as follows:

Distribution Period	Rate Per Share Per Day (1)	Declaration Date	Payment Date
2021
January 1-31	$0.00287670	December 9, 2020	February 25, 2021
February 1-28	$0.00287670	January 27, 2021	March 25, 2021
March 1-31	$0.00287670	January 27, 2021	April 26, 2021
April 1-30	$0.00287670	March 25, 2021	May 25, 2021
May 1-31	$0.00287670	March 25, 2021	June 25, 2021
June 1-30	$0.00287670	March 25, 2021	July 26, 2021
July 1-31	$0.00287670	June 16, 2021	August 25, 2021
August 1-31	$0.00287670	June 16, 2021	September 27, 2021
September 1-30	$0.00287670	June 16, 2021	October 25, 2021
October 1-31	$0.00315070	August 12, 2021	November 24, 2021
November 1-30	$0.00315070	August 12, 2021	December 21, 2021
December 1-31	$0.00315070	August 12, 2021	January 5, 2022
13th Distribution (2)	$0.00027397	January 5, 2022	January 18, 2022

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2022
January 1-31	$0.09583300	January 27, 2022	February 25, 2022
February 1-28	$0.09583300	February 17, 2022	March 25, 2022
March 1-31	$0.09583300	February 17, 2022	April 25, 2022
April 1-30	$0.09583300	March 18, 2022	May 25, 2022
May 1-31	$0.09583300	March 18, 2022	June 27, 2022
June 1-30	$0.09583300	March 18, 2022	July 25, 2022
July 1-31	$0.09583300	June 15, 2022	August 25, 2022 (3)
August 1-31	$0.09583300	June 15, 2022	September 26, 2022 (3)
September 1-30	$0.09583300	June 15, 2022	October 25, 2022 (3)
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

Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of June 30, 2022, December 31, 2021 and June 30, 2021, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	As of
	June 30, 2022	December 31, 2021	June 30, 2021
Number of properties:	(1)	(1)	(2)
Industrial, including TIC Interest	20	12	12
Retail	13	12	12
Office	10	14	14
Total operating properties and properties held for sale	43	38	38
Land	1	1	1
Total properties	44	39	39

Leasable square feet:
Industrial	2,068,388	1,514,876	1,145,519
Retail	234,029	161,406	291,513
Office	585,967	800,036	853,963
Total	2,888,384	2,476,318	2,290,995
(1)    Includes four properties (three office and one industrial) held for sale as of December 31, 2021.
(2)    Includes one retail property held for sale as of June 30, 2021.
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
We completed the following acquisitions during the six months ended June 30, 2022 as follows:

Property and Location	Acquisition Date	Property Type	Rentable Square Feet	Acquisition Price
KIA, Carson, CA	1/18/2022	Retail	72,623	$69,405,050
Kalera, St. Paul, MN	1/31/2022	Industrial	78,857	8,119,009
Lindsay, Colorado Springs 1, CO	4/19/2022	Industrial	23,452	2,311,934
Lindsay, Colorado Springs 2, CO	4/19/2022	Industrial	36,454	3,314,406
Lindsay, Dacono, CO (1)	4/19/2022	Industrial	39,088	5,558,622
Lindsay, Alachua, FL	4/19/2022	Industrial	96,792	8,518,123
Lindsay, Franklinton, NC	4/19/2022	Industrial	69,939	7,181,113
Lindsay, Fulton 1, OH	4/19/2022	Industrial	147,998	11,345,533
Lindsay, Fulton 2, OH	4/19/2022	Industrial	129,112	10,190,942
Lindsay, Rock Hill, SC	4/19/2022	Industrial	75,360	6,555,983
			769,675	$132,500,715
(1)    As of June 30, 2022, buildings and improvements exclude non-refundable deposit of $1,330,780 for funding of ongoing building construction. This deposit is included in prepaid expenses and other assets in our accompanying unaudited condensed consolidated balance sheet as of June 30, 2022.

There were no acquisitions during the six months ended June 30, 2021.
We completed the following dispositions during the six months ended June 30, 2022 and 2021 as follows:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sales Price	Net Proceeds
2022
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$—
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	—
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	11,883,639	(1)
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	5,000,941
EMCOR	Cincinnati, OH	6/29/2022	Office	39,385	6,525,000	6,345,642
				265,869	$46,525,000	$23,230,222
2021
Chevron Gas Station	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$3,914,909
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	2,684,225
Chevron Gas Station	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	4,054,327
				42,896	$13,714,188	$10,653,461
(1)    Combined net proceeds for the February 11, 2022 disposition are net of commissions, closing costs and repayment of the outstanding mortgages.
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
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of June 30, 2022 and December 31, 2021, we had obligations to pay approximately $609,788 and $189,136, respectively, for on-site and tenant improvement to be incurred by tenants. We expect that the related improvements will be completed during the 2022 calendar year and will be funded from cash on hand, operating cash flow, borrowings under our Revolver or offering proceeds.
In addition, we have identified approximately $1,070,000 of roof and HVAC replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months. Approximately $462,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. We will initially pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $608,000 are not recoverable from tenants. These improvements will be funded from cash on hand, operating cash flows, borrowings under our Revolver or proceeds from the sale of shares of our common stock.

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
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Furthermore, rent abatements for tenants severely impacted by the COVID-19 pandemic, inflation or international business interests, particularly if affected by the Russian war against Ukraine, may also result in decreases in cash flows from investment properties. We have no leases scheduled to expire in 2022 and three leases (two office and one industrial) scheduled to expire in 2023, which comprise an aggregate of 142,146 leasable square feet and represent approximately 3.7% of projected 2022 ABR from properties. The tenants of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.
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
The debt market remains sensitive to the macro environment, such as inflation, impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. Increases in interest rates on our floating rate debt will reduce our net income (loss) and cash flows. In January 2022, we refinanced all but four of our properties (including the TIC Interest) with proceeds from the $250,000,000 Credit Facility which includes floating rates based on SOFR and our leverage ratio as described above. The mortgage on our Sutter Health property does not mature until March 9, 2024 and the other three mortgages do not mature until after September 2027. All four of these mortgages are at fixed rates. Our Revolver does not mature until January 18, 2026 and can be extended for an additional 12 months thereafter, while our Term Loan does not mature until January 18, 2027. Any future uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. If we are not able to refinance our indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. We continuously review our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. On May 10, 2022, we purchased a five-year swap at 2.258% on our $150,000,000 Term Loan that results in a fixed interest rate of 3.858% on the Term Loan when our leverage ratio is less than or equal to 40%. As part of this transaction, we agreed to a one-time option to terminate the swap on December 31, 2024, which reduced the swap rate. Under the Credit Facility, the interest rate will continue to vary based on our leverage ratio.

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 23, 2022. There have been no significant changes to our policies during the six months ended June 30, 2022.
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
Subsequent Events
See Note 14 to our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to June 30, 2022 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying unaudited condensed consolidated financial statements for recent accounting pronouncements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of June 30, 2022.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the worsening inflation and the impact both may have on our operations, including our internal control.
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
No unregistered shares were issued during the three months ended June 30, 2022. An aggregate of 4,666 shares of Class C common stock were issued in July 2022 to non-employee members of the Board for their service as directors during the second quarter of 2022. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
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
From April 1, 2022 through June 30, 2022, we repurchased a total of 136,567 shares of our common stock for a total of $2,401,181 under this share repurchase program for an average cost of $17.58 per share. Since inception of our share repurchase program in February 2022 through August 9, 2022, we have repurchased a total of 220,143 shares for a total of $3,757,744, for an average cost of $17.07 per share.
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended June 30, 2022.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid Per Share
April 1-30, 2022	86,252	$18.45
May 1-31, 2022	22,775	$16.81
June 1-30, 2022	27,540	$15.51
Total	136,567	$17.58
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Amended and Restated Bylaws of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

10.1
At Market Issuance Sales Agreement by and among Modiv Inc., Modiv Operating Partnership LP, B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., Colliers Securities LLC, EF Hutton, division of Benchmark Investments, LLC, Janney Montgomery Scott LLC, Ladenburg Thalmann & Co. Inc. and Truist Securities, Inc., dated June 6, 2022 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on June 6, 2022)

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
Date: August 11, 2022