Form 10-Q
period 2022-09-30
MODIV INC.
filed 2022-11-14
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, there were 7,485,866 shares of Class C common stock outstanding.

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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:
•We are focused on future acquisitions of industrial manufacturing properties while reducing the number of office properties in our portfolio, and therefore the prior performance of our real estate investments may not be indicative of our future results.
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
•The COVID-19 pandemic has caused significant disruption to our tenants' business operations which may impact our results of operations and cash flows in ways that remain unpredictable, and any future outbreak of other highly infectious or contagious diseases (e.g., monkeypox) could materially and adversely impact or disrupt our business operations, financial condition, results of operations, cash flows and performance.
•The markets in which we operate continue to experience significant inflation, supply chain disruptions and increases in interest rates due to a number of factors including the continuing developments in the Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia have caused and may continue to cause significant uncertainty in the markets in which we operate.
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
•Downturns relating to certain geographic regions, industries or business sectors may have a significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Modiv Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Real estate investments:
Land	$107,564,295	$61,005,402
Buildings and improvements	337,335,727	251,246,290
Equipment	4,429,000	—
Tenant origination and absorption costs	20,074,123	21,504,210
Total investments in real estate property	469,403,145	333,755,902
Accumulated depreciation and amortization	(44,025,915)	(37,611,133)
Total investments in real estate property, net	425,377,230	296,144,769
Unconsolidated investment in a real estate property	9,988,498	9,941,338
Total real estate investments, net	435,365,728	306,086,107
Real estate investments held for sale, net	—	31,510,762
Total real estate investments, net	435,365,728	337,596,869
Cash and cash equivalents	5,726,888	55,965,550
Restricted cash	—	2,441,970
Receivable from early termination of lease	—	1,836,767
Tenant receivables	8,433,895	5,996,919
Above-market lease intangibles, net	1,939,305	691,019
Prepaid expenses and other assets	6,387,245	5,856,255
Interest rate swap derivative	4,786,903	—
Assets related to real estate investments held for sale	—	788,296
Goodwill, net	—	17,320,857
Total assets	$462,639,964	$428,494,502
Liabilities and Equity
Mortgage notes payable, net	$44,530,130	$152,223,579
Mortgage notes payable related to real estate investments held for sale, net	—	21,699,912
Total mortgage notes payable, net	44,530,130	173,923,491
Credit facility revolver	6,775,000	8,022,000
Credit facility term loan, net	148,913,350	—
Accounts payable, accrued and other liabilities	9,658,378	11,844,881
Below-market lease intangibles, net	9,910,280	11,102,940
Interest rate swap derivatives	—	788,016
Liabilities related to real estate investments held for sale	—	383,282
Total liabilities	219,787,138	206,064,610

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 7,697,926 shares issued and 7,464,781 shares outstanding as of September 30, 2022 and 7,426,636 shares issued and outstanding as of December 31, 2021	7,698	7,427
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares and 63,768 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	64
Additional paid-in-capital	277,079,074	273,441,831
Treasury stock, at cost, 233,145 shares and no shares held as of September 30, 2022 and December 31, 2021, respectively	(3,957,752)	—
Cumulative distributions and net losses	(115,634,474)	(101,624,430)
Accumulated other comprehensive income	3,618,477	—
Total Modiv Inc. equity	161,115,023	171,826,892
Noncontrolling interests in the Operating Partnership	81,737,803	50,603,000
Total equity	242,852,826	222,429,892
Total liabilities and equity	$462,639,964	$428,494,502
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income	$10,212,418	$10,241,690	$30,255,185	$28,323,568

Expenses:
General and administrative	1,838,388	2,907,956	5,559,753	7,526,577
Stock compensation expense	549,240	743,609	1,740,852	2,115,341
Depreciation and amortization	3,598,592	3,814,503	10,581,765	11,817,529
Interest expense	2,514,838	1,831,545	5,280,167	5,711,330
Property expenses	2,063,892	1,681,059	6,794,369	5,302,292
Reversal of impairment of real estate investment property	—	—	—	(400,999)
Impairment of goodwill	—	—	17,320,857	—
Total expenses	10,564,950	10,978,672	47,277,763	32,072,070

Operating income (loss):
Gain on sale of real estate investments	4,671,284	4,242,771	13,074,162	4,532,413
Operating income (loss)	4,318,752	3,505,789	(3,948,416)	783,911

Other income (expense):
Interest income	1,665	1,270	16,863	1,370
Income from unconsolidated investment in a real estate property	64,358	75,403	226,690	222,705
Gain on forgiveness of economic relief note payable	—	—	—	517,000
Loss on early extinguishment of debt	—	—	(1,725,318)	—
Other	65,992	65,993	198,128	217,978
Other income (expense), net	132,015	142,666	(1,283,637)	959,053

Net income (loss)	4,450,767	3,648,455	(5,232,053)	1,742,964
Less: net income (loss) attributable to noncontrolling interest in Operating Partnership	528,540	—	(1,180,275)	—
Net income (loss) attributable to Modiv Inc.	3,922,227	3,648,455	(4,051,778)	1,742,964
Preferred stock dividends	(921,875)	(143,403)	(2,765,625)	(143,403)
Net income (loss) attributable to common stockholders	$3,000,352	$3,505,052	$(6,817,403)	$1,599,561

Net income (loss) per share attributable to common stockholders:
Basic	$0.40	$0.47	$(0.91)	$0.21
Diluted	$0.35	$0.40	$(0.91)	$0.18
Weighted-average number of common shares outstanding:
Basic	7,449,968	7,531,559	7,486,945	7,575,013
Diluted	10,180,543	8,750,875	7,486,945	8,763,112

Distributions declared per common share	$0.2875	$0.2625	$0.9625	$0.7875
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$4,450,767	$3,648,455	$(5,232,053)	$1,742,964
Other comprehensive income:
Unrealized holding gain on interest rate swap designated as a cash flow hedge	4,255,906	—	4,255,906	—
Comprehensive income (loss)	8,706,673	3,648,455	(976,147)	1,742,964
Net income (loss) attributable to noncontrolling interest in Operating Partnership	528,540	—	(1,180,275)	—
Other comprehensive income attributable to noncontrolling interest in Operating Partnership:
Unrealized holding gain on interest rate swap designated as a cash flow hedge	637,429	—	637,429	—
Comprehensive income (loss) attributable to noncontrolling interest in Operating Partnership	1,165,969	—	(542,846)	—
Comprehensive income (loss) attributable to Modiv Inc.	$7,540,704	$3,648,455	$(433,301)	$1,742,964
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Three Months Ended September 30, 2022 and 2021
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net (Losses) Income	Accumulated Other Comprehensive Income	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, June 30, 2022	2,000,000	$2,000	7,643,992	$7,644	$275,922,227	(187,430)	$(3,253,902)	$(116,491,382)	$—	$156,186,587	$80,949,131	$237,135,718
Issuance of common stock - distribution reinvestments	—	—	43,617	44	663,175	—	—	—	—	663,219	—	663,219
Stock compensation expense	—	—	10,317	10	164,990	—	—	—	—	165,000	—	165,000
OP Units compensation expense	—	—	—	—	466,740	—	—	—	—	466,740	—	466,740
Offering costs	—	—	—	—	(138,058)	—	—	—	—	(138,058)	—	(138,058)
Repurchase of common stock	—	—	—	—	—	(45,715)	(703,850)	—	—	(703,850)	—	(703,850)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Distributions declared, common stock	—	—	—	—	—	—	—	(2,143,444)	—	(2,143,444)	—	(2,143,444)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(377,297)	(377,297)
Net income	—	—	—	—	—	—	—	3,922,227	—	3,922,227	528,540	4,450,767
Other comprehensive income	—	—	—	—	—	—	—	—	3,618,477	3,618,477	637,429	4,255,906
Balance, September 30, 2022	2,000,000	$2,000	7,697,926	$7,698	$277,079,074	(233,145)	$(3,957,752)	$(115,634,474)	$3,618,477	$161,115,023	$81,737,803	$242,852,826

	Preferred Stock		Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net (Losses) Income	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, June 30, 2021	—	$—	7,490,414	$7,490	63,331	$63	$215,317,098	$(97,886,364)	$117,438,287	$50,603,000	$168,041,287
Issuance of common stock	—	—	67,904	68	217	1	1,749,795	—	1,749,864	—	1,749,864
Issuance of preferred stock, net	2,000,000	2,000	—	—	—	—	47,568,374	—	47,570,374	—	47,570,374
Stock compensation expense	—	—	3,647	4	—	—	94,996	—	95,000	—	95,000
OP Units compensation expense	—	—	—	—	—	—	648,609	—	648,609	—	648,609
Offering costs	—	—	—	—	—	—	(136,282)	—	(136,282)	—	(136,282)
Reclassification of common stock	—	—	—	—	—	—	9,316,023	—	9,316,023	—	9,316,023
Repurchase of common stock	—	—	(152,036)	(152)	—	—	(3,834,457)	—	(3,834,609)	—	(3,834,609)
Distributions declared, common stock	—	—	—	—	—	—	—	(1,981,725)	(1,981,725)	—	(1,981,725)
Net income	—	—	—	—	—	—	—	3,505,052	3,505,052	—	3,505,052
Balance, September 30, 2021	2,000,000	$2,000	7,409,929	$7,410	63,548	$64	$270,724,156	$(96,363,037)	$174,370,593	$50,603,000	$224,973,593
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C and Class S			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2021	2,000,000	$2,000	7,490,404	$7,491	$273,441,831	—	$—	$(101,624,430)	$—	$171,826,892	$50,603,000	$222,429,892
Issuance of common stock -distribution reinvestments	—	—	152,606	153	2,866,693	—	—	—	—	2,866,846	—	2,866,846
Listed offering of common stock, net	—	—	40,000	40	114,460	—	—	—	—	114,500	—	114,500
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	32,809,551	32,809,551
Stock compensation expense	—	—	14,916	14	247,486	—	—	—	—	247,500	—	247,500
OP Units compensation expense	—	—	—	—	1,493,352	—	—	—	—	1,493,352	—	1,493,352
Offering costs	—	—	—	—	(1,084,748)	—	—	—	—	(1,084,748)	—	(1,084,748)
Repurchase of common stock	—	—	—	—	—	(233,145)	(3,957,752)	—	—	(3,957,752)	—	(3,957,752)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(2,765,625)	—	(2,765,625)	—	(2,765,625)
Distributions declared, common stock	—	—	—	—	—	—	—	(7,192,641)	—	(7,192,641)	—	(7,192,641)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(1,131,902)	(1,131,902)
Net loss	—	—	—	—	—	—	—	(4,051,778)	—	(4,051,778)	(1,180,275)	(5,232,053)
Other comprehensive income	—	—	—	—	—	—	—	—	3,618,477	3,618,477	637,429	4,255,906
Balance, September 30, 2022	2,000,000	$2,000	7,697,926	$7,698	$277,079,074	(233,145)	$(3,957,752)	$(115,634,474)	$3,618,477	$161,115,023	$81,737,803	$242,852,826

	Preferred Stock		Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net (Losses) Income	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Class C		Class S
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	—	$—	7,874,541	$7,874	62,860	$63	$224,288,417	$(92,012,686)	$132,283,668	$50,603,000	$182,886,668
Issuance of common stock	—	—	271,061	271	688	1	6,311,203	—	6,311,475	—	6,311,475
Issuance of preferred stock, net	2,000,000	2,000	—	—	—	—	47,568,374	—	47,570,374	—	47,570,374
Stock compensation expense	—	—	12,168	13	—	—	296,237	—	296,250	—	296,250
OP Units compensation expense	—	—	—	—	—	—	1,840,341	—	1,840,341	—	1,840,341
Offering costs	—	—	—	—	—	—	(946,914)	—	(946,914)	—	(946,914)
Reclassification of common stock	—	—	—	—	—	—	8,247,216	—	8,247,216	—	8,247,216
Repurchase of common stock	—	—	(747,841)	(748)	—	—	(16,880,718)	—	(16,881,466)	—	(16,881,466)
Distributions declared, common stock	—	—	—	—	—	—	—	(5,949,912)	(5,949,912)	—	(5,949,912)
Net income	—	—	—	—	—	—	—	1,599,561	1,599,561	—	1,599,561
Balance, September 30, 2021	2,000,000	$2,000	7,409,929	$7,410	63,548	$64	$270,724,156	$(96,363,037)	$174,370,593	$50,603,000	$224,973,593
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(5,232,053)	$1,742,964
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,581,765	11,817,529
Stock compensation expense	1,740,852	2,115,341
Amortization of deferred rents	(1,046,721)	(950,694)
Amortization of deferred lease incentives	323,347	192,235
Write-offs and amortization of deferred financing costs and premium/discount	1,470,289	207,086
Amortization of above-market lease intangibles	108,675	97,367
Amortization of below-market lease intangibles	(971,536)	(1,099,723)
Reversal of impairment of real estate investment property	—	(400,999)
Impairment of goodwill	17,320,857	—
Write-off of purchase deposit	375,000	—
Gain on forgiveness of economic relief note payable	—	(517,000)
Gain on sale of real estate investments	(13,074,162)	(4,532,413)
Unrealized gain on interest rate swap valuation	(530,997)	(684,057)
Write-off of unrealized gain on interest rate swaps	(788,016)	—
Income from unconsolidated investment in a real estate property	(226,690)	(222,705)
Distributions from unconsolidated investment in a real estate property	179,531	247,929
Change in operating assets and liabilities:
(Increase) decrease in tenant receivables	(686,345)	613,626
Increase in note receivable	—	(1,283,162)
Decrease (increase) in prepaid and other assets	284,145	(667,634)
Decrease in accounts payable, accrued and other liabilities	(501,178)	(363,007)
Net cash provided by operating activities	9,326,763	6,312,683
Cash Flows from Investing Activities:
Acquisitions of real estate investments	(127,144,029)	(3,644,221)
Additions to existing real estate investments	(3,855,719)	(531,382)
Additions to intangible assets	—	(195,750)
Collection of note receivable from early termination of lease	1,836,767	—
Collection of receivable from sale of real estate property	—	1,824,383
Net proceeds from sale of real estate investments	66,489,004	22,840,026
Purchase deposits, net	(195,614)	—
Payment of lease incentives	(2,100,000)	—
Net cash (used in) provided by investing activities	(64,969,591)	20,293,056
Cash Flows from Financing Activities:
Borrowings from credit facility term loan	150,000,000	—
Borrowings from credit facility revolver, net	6,775,000	—
Repayments of prior year credit facility revolver, net	(8,022,000)	(6,000,000)
Proceeds from mortgage notes payable	—	25,436,000
Principal payments on mortgage notes payable	(130,421,220)	(29,434,396)
Refundable loan deposits	—	18,804
Payments of deferred financing costs	(2,186,468)	(381,076)
Proceeds from issuance of preferred stock, net	—	47,570,374
Proceeds from listed offering of common stock, net	114,500	2,911,744
Payments of offering costs	(1,084,748)	(946,914)
Repurchases of common stock	(3,957,752)	(16,881,466)
Dividends paid to preferred stockholders	(2,909,028)	—
Distributions paid to common stockholders	(4,339,952)	(2,565,452)
Distributions paid to Class C OP Units holder	(1,006,136)	—
Net cash provided by financing activities	2,962,196	19,727,618
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,680,632)	46,333,357
Cash, cash equivalents and restricted cash, beginning of period	58,407,520	8,377,530
Cash, cash equivalents and restricted cash, end of period	$5,726,888	$54,710,887

Modiv Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,152,425	$6,116,202

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification of tenant improvements from other assets to real estate investments	$522,844	$—
Unpaid real estate improvements	$512,908	$—
Deferred rents	$—	$683,605
Deferred lease incentive	$—	$(2,128,538)
Issuance of Class C OP Units in the acquisition of a real estate investment	$32,809,551	$—
Reinvested distributions from common stockholders	$2,866,846	$3,399,731
Accrued distributions and dividends	$(31,794)	$123,521
Reclassification from redeemable common stock	$—	$8,247,216
Decrease in share repurchase payable	$—	$(1,631,648)
Supplemental disclosure related to real estate investments held for sale, net:
Real estate investments held for sale, net	$31,510,762	$24,585,739
Other assets related to real estate investments held for sale	$788,296	$1,079,361
Decrease in above-market lease intangibles, net	$—	$(50,549)
Mortgage notes payable related to real estate investments held for sale, net	$(21,699,912)	$(9,088,438)
Other liabilities related to real estate investments held for sale	$(383,282)	$(801,337)
Increase in below-market lease intangibles, net	$—	$325,734
Increase in interest swap derivatives	$—	$14,166
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
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximately 73% and 83% partnership interest in, the Operating Partnership as of September 30, 2022 and December 31, 2021, respectively. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12.
As of September 30, 2022, the Company's portfolio of approximately 3.2 million square feet of aggregate leasable space consisted of investments in 47 real estate properties, comprised of: 26 industrial properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), which represent approximately 54% of the portfolio, 13 retail properties, which represent approximately 19% of the portfolio, and eight office properties, which represent approximately 27% of the portfolio (expressed as a percentage of annual base rent (“ABR”) as of September 30, 2022).
Common Stock Offerings
Since the Company’s initial registered offering of common stock was declared effective by the SEC in 2016, the Company has raised an aggregate of $211,463,370 pursuant to non-listed offerings of common stock registered with the SEC (collectively, the “Registered Offering”), offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), distribution reinvestment plan (“DRP”) offerings of common stock registered with the SEC, a private offering of common stock pursuant to Regulation D under the Securities Act, a qualified offering of common stock pursuant to Regulation A under the Securities Act and an offering of common stock listed on the NYSE.
On January 22, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 in share value of Class C common stock to be issued pursuant to its DRP (the “Registered DRP Offering”). The Company commenced offering shares of Class C common stock pursuant to the Registered DRP Offering upon termination of the Registered Offering.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and the Company filed a prospectus supplement for the Company's at-the-market offering of up to $50,000,000 of its Class C common stock (the “ATM Offering”) on June 6, 2022. As of September 30, 2022, no shares have been issued in connection with the Company's ATM Offering.
Preferred Stock Offering
On September 17, 2021, the Company and the Operating Partnership completed the issuance and sale of 2,000,000 shares of the Company’s Series A Preferred Stock in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00 (see Note 9 for additional information).
Distribution Reinvestment Plan
On February 15, 2022, the Company's board of directors amended and restated the DRP (the “Second Amended and Restated DRP”) with respect to the Class C common stock to change the purchase price at which the Class C common stock is issued to stockholders who elect to participate in the DRP. The purpose of this change was to reflect the fact that the Company's Class C common stock is now listed on the NYSE and no longer priced based on net asset value (“NAV”) per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C common stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for the Class C common stock issued directly by the Company is 97%, reflecting a 3% discount (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C common stock. This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C common stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C common stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to the Company's transfer agent by DRP participants for each share of Class C common stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022. From February 2022 through September 30, 2022, the Company issued 152,606 shares of Class C common stock under the DRP.
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
From February 15, 2022 through September 30, 2022, the Company repurchased a total of 233,145 shares of its common stock for a total of $3,957,752 and an average cost of $16.98 per share under this share repurchase program and these shares are held as treasury stock. Our last share repurchases during the quarter ended September 30, 2022 were made on August 24, 2022.

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
As of June 30, 2022, the Company held an interest in a VIE, which was incorporated under a qualified exchange accommodation arrangement to temporarily hold replacement real estate properties, for which the Company was determined to be the primary beneficiary. As a result, the Company has consolidated this entity. As of June 30, 2022, the Company's investment related to this VIE aggregated $31,406,864, or 7.3% of total assets, and no liabilities which related to four real estate properties the VIE held as of that date. As of September 30, 2022, the Company has completed the exchange transaction related to the four real estate properties held by the VIE as of June 30, 2022, and the entity is now a wholly-owned subsidiary of the Company.
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
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's unaudited condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, tenant reimbursements included in rental income amounted to $1,620,758 and $1,477,240, respectively, and for the nine months ended September 30, 2022 and 2021, tenant reimbursements included in rental income amounted to $5,071,557 and $4,545,412, respectively.

MODIV INC.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions during the three and nine months ended September 30, 2022 and 2021 met these criteria at closing. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying unaudited condensed consolidated statements of operations.
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
Treasury Stock
Effective on the date of the Listed Offering, the Company accounts for repurchased shares of its Class C common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of equity in the Company's unaudited condensed consolidated balance sheet as of September 30, 2022.
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. For the three and nine months ended September 30, 2022 and 2021, the Company presented both Basic EPS and Diluted EPS reflecting its reported net income (loss) attributable to common stockholders for each period (see Note 13 for additional information).
As discussed in Note 1, in connection with and upon listing on the NYSE, each share of the Company's Class S common stock converted into a share of Class C common stock. Prior to the conversion of the Company's Class S common stock into Class C common stock, application of the two-class method for allocating net loss attributable to common stockholders in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in basic net income attributable to common stockholders of $0.47 per share for both Class C common stock and Class S common stock for the three months ended September 30, 2021, and diluted net income attributable to common stockholders of $0.40 per share of Class C common stock and $0.47 per share of Class S common stock for the three months ended September 30, 2021.
The two-class method would have resulted in basic net income attributable to common stockholders of $0.21 per share of Class C common stock and $0.20 per share of Class S common stock for the nine months ended September 30, 2021, and diluted net income attributable to common stockholders of $0.18 per share of Class C common stock and $0.20 per share of Class S common stock for the nine months ended September 30, 2021.

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

MODIV INC.
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
Restricted Cash
Restricted cash as of December 31, 2021 amounted to $2,441,970 for the mortgages related to properties discussed below and other lender reserves. There were no restricted cash balances as of September 30, 2022.
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
Real Estate Investments Held for Sale
The Company generally considers a real estate investment to be “held for sale” when all of the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investments held for sale, net” and “assets related to real estate investments held for sale,” respectively, in the accompanying unaudited condensed consolidated balance sheets. Mortgage notes payable and other liabilities related to real estate investments held for sale are classified as “mortgage notes payable related to real estate investments held for sale, net” and “liabilities related to real estate investments held for sale,” respectively, in the accompanying unaudited condensed consolidated balance sheets. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying unaudited condensed consolidated statements of operations.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate debt. The Company does not enter into derivatives for speculative purposes. The Company records these derivative instruments at fair value on the accompanying unaudited condensed consolidated balance sheets. The change in fair value of the derivative instrument related to the Company's $150,000,000 Term Loan (defined in Note 7) as of September 30, 2022 was designated as a cash flow hedge effective July 1, 2022 for financial accounting purposes and was recorded as unrealized holding gain on interest rate swap designated as a cash flow hedge in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The Company’s derivative instruments related to mortgage notes payable as of December 31, 2021 did not meet the hedge accounting criteria and therefore the changes in the fair value were recorded as gains or losses on derivative instruments in the accompanying unaudited condensed consolidated statements of operations under interest expense.
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
Restricted Stock and Restricted Stock Unit Awards
The fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by the Company are based on an estimated NAV per share of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity prior to the listing of the Company's Class C common stock on the NYSE. The fair value of future grants of the Operating Partnership's units or restricted stock unit awards will be determined based on the NYSE's market closing price of the Company's Class C common stock on the date of grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction and UPREIT Transaction (each as defined and discussed in Note 12) are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's unaudited condensed consolidated balance sheets and statements of equity. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 12). The Company has elected to record forfeitures as they occur.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Reclassifications
Certain prior year balance sheet, statement of operations and statement of cash flows accounts have been reclassified to conform with the current year presentation. The reclassifications did not affect net loss in the prior year unaudited condensed consolidated statement of operations.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of September 30, 2022, the Company’s real estate investment portfolio consisted of 47 operating properties located in 17 states comprised of: 26 industrial properties (including the TIC Interest in an industrial property not reflected in the table below but discussed in Note 4), 13 retail properties and eight office properties, and one parcel of land, which currently serves as an easement to one of the Company’s office properties.
The following table provides summary information regarding the Company’s operating properties as of September 30, 2022:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Dollar General	Litchfield, ME	11/4/2016	Retail	$1,281,812	$—	$116,302	$(236,432)	$1,161,682
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	—	140,653	(302,582)	1,381,847
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	—	106,730	(227,169)	1,079,421
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	—	111,847	(217,803)	1,068,232
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	—	100,856	(223,534)	990,194
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	—	86,408	(217,186)	971,308
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	—	261,630	(404,614)	4,756,730
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	—	76,351	(140,164)	1,217,870
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	—	73,298	(195,004)	1,198,661
Northrop Grumman	Melbourne, FL	3/7/2017	Office	13,608,084	—	1,469,737	(3,895,365)	11,182,456
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	—	329,410
exp US Services	Maitland, FL	3/27/2017	Office	6,114,695	—	388,248	(1,225,741)	5,277,202
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	—	1,013,948	(1,738,565)	11,115,583
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	—	(3,325,761)	24,032,138
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	—	3,037,057	(5,481,404)	12,318,472
Cummins	Nashville, TN	4/4/2018	Office	14,538,528	—	1,566,997	(3,558,448)	12,547,077
Costco	Issaquah, WA	12/20/2018	Office	27,548,522	—	2,765,136	(4,938,715)	25,374,943
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	—	2,894,017	(3,909,950)	33,178,436
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	—	221,927	(606,673)	4,044,644
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	—	408,225	(561,882)	9,518,517
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	—	243,307	(380,916)	2,974,467
PreK Education	San Antonio, TX	12/31/2019	Retail	12,477,027	—	555,767	(1,334,763)	11,698,031
Solar Turbines	San Diego, CA	12/31/2019	Office	7,145,941	—	284,026	(720,093)	6,709,874
Wood Group	San Diego, CA	12/31/2019	Industrial	9,869,520	—	539,633	(1,071,070)	9,338,083
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	—	304,387	(817,923)	6,557,607
Gap	Rocklin, CA	12/31/2019	Office	8,433,744	—	360,377	(1,333,067)	7,461,054
L3Harris	San Diego, CA	12/31/2019	Industrial	11,690,952	—	662,101	(1,227,393)	11,125,660
Sutter Health	Rancho Cordova, CA	12/31/2019	Office	29,587,023	—	1,616,610	(2,977,488)	28,226,145
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	—	335,945	(365,642)	5,193,745
Raising Cane's	San Antonio, TX	7/26/2021	Retail	3,430,224	—	213,997	(140,482)	3,503,739
Arrow-TruLine	Archbold, OH	12/3/2021	Industrial	11,518,084	—	—	(328,134)	11,189,950
KIA	Carson, CA	1/18/2022	Retail	69,286,444	—	118,606	(752,153)	68,652,897
Kalera	Saint Paul, MN	1/31/2022	Industrial	3,690,009	4,429,000	—	(240,788)	7,878,221

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(Operating properties table continued)
Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Lindsay	Colorado Springs 1, CO	4/19/2022	Industrial	$2,311,934	$—	$—	$(26,731)	$2,285,203
Lindsay	Colorado Springs 2, CO	4/19/2022	Industrial	3,314,406	—	—	(15,908)	3,298,498
Lindsay	Dacano, CO	4/19/2022	Industrial	6,068,788	—	—	(38,565)	6,030,223
Lindsay	Alachua, FL	4/19/2022	Industrial	8,518,123	—	—	(166,197)	8,351,926
Lindsay	Franklinton, NC	4/19/2022	Industrial	7,181,113	—	—	(73,273)	7,107,840
Lindsay	Canal Fulton 1, OH	4/19/2022	Industrial	11,345,533	—	—	(157,596)	11,187,937
Lindsay	Canal Fulton 2, OH	4/19/2022	Industrial	10,190,942	—	—	(224,757)	9,966,185
Lindsay	Rock Hill, SC	4/19/2022	Industrial	6,555,983	—	—	(77,112)	6,478,871
Producto	Endicott, NY	7/15/2022	Industrial	2,362,310	—	—	(16,281)	2,346,029
Producto	Jamestown, NY	7/15/2022	Industrial	3,073,686	—	—	(19,932)	3,053,754
Valtir	Centerville, UT	7/26/2022	Industrial	4,685,354	—	—	(24,398)	4,660,956
Valtir	Orangeburg, SC	7/26/2022	Industrial	4,243,309	—	—	(29,029)	4,214,280
Valtir	Fort Worth, TX	7/26/2022	Industrial	3,278,521	—	—	(13,013)	3,265,508
Valtir	Lima, OH	8/4/2022	Industrial	9,921,943	—	—	(46,219)	9,875,724
				$444,900,022	$4,429,000	$20,074,123	$(44,025,915)	$425,377,230
Acquisitions
Nine Months Ended September 30, 2022
During the nine months ended September 30, 2022, the Company acquired the following real estate properties:

Property and Location	Acquisition Date	Land	Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Above- Market Lease Intangibles	Acquisition Price
KIA, Carson, CA	1/18/2022	$32,741,781	$36,544,663	$—	$118,606	$—	$69,405,050
Kalera, St. Paul, MN	1/31/2022	562,356	3,127,653	4,429,000	—	—	8,119,009
Lindsay, Colorado Springs 1, CO	4/19/2022	1,195,178	1,116,756	—	—	—	2,311,934
Lindsay, Colorado Springs 2, CO	4/19/2022	2,239,465	1,074,941	—	—	—	3,314,406
Lindsay, Dacono, CO (1)	4/19/2022	2,263,982	3,804,806	—	—	—	6,068,788
Lindsay, Alachua, FL	4/19/2022	966,192	7,551,931	—	—	—	8,518,123
Lindsay, Franklinton, NC	4/19/2022	2,843,811	4,337,302	—	—	—	7,181,113
Lindsay, Fulton 1, OH	4/19/2022	726,877	10,618,656	—	—	—	11,345,533
Lindsay, Fulton 2, OH	4/19/2022	635,865	9,555,077	—	—	—	10,190,942
Lindsay, Rock Hill, SC	4/19/2022	2,816,322	3,739,661	—	—	—	6,555,983
Producto, Endicott, NY	7/15/2022	327,964	2,034,346	—	—	—	2,362,310
Producto, Jamestown, NY	7/15/2022	919,332	2,154,354	—	—	—	3,073,686
Valtir, Centerville, UT	7/26/2022	2,467,565	2,217,789	—	—	—	4,685,354
Valtir, Orangeburg, SC	7/26/2022	1,678,818	2,564,491	—	—	1,356,961	5,600,270
Valtir, Fort Worth, TX	7/26/2022	1,785,240	1,493,281	—	—	—	3,278,521
Valtir, Lima, OH	8/4/2022	747,746	9,174,197	—	—	—	9,921,943
		$54,918,494	$101,109,904	$4,429,000	$118,606	$1,356,961	$161,932,965
(1)    As of September 30, 2022, buildings and improvements exclude a non-refundable deposit of $820,614 for funding ongoing building construction at the Lindsay property in Dacono, Colorado. This deposit is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets.
During the three and nine months ended September 30, 2022, the Company recognized $3,432,150 and $7,537,742, respectively, of total revenue related to the above-acquired properties.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The noncancellable lease terms of the properties acquired during the nine months ended September 30, 2022 are as follows:

Property	Lease Expiration
KIA of Carson	1/17/2047
Kalera	2/28/2042
Lindsay, for all eight properties acquired	4/30/2047
Producto, for two properties acquired	7/31/2042
Valtir, UT and TX	7/31/2037
Valtir, SC and OH	8/31/2047
Nine Months Ended September 30, 2021
During the nine months ended September 30, 2021, the Company acquired the following real estate property:

Property and Location	Acquisition Date	Land	Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Acquisition Price
Raising Cane's, San Antonio, TX	07/26/2021	$1,902,069	$1,528,155	$—	$213,997	$3,644,221
During the three and nine months ended September 30, 2021, the Company recognized $47,004 of total revenue related to the above-acquired property.
The noncancellable lease term of the property acquired during the nine months ended September 30, 2021 is as follows:

Property	Lease Expiration
Raising Cane's	2/20/2028
Dispositions
The dispositions during the nine months ended September 30, 2022 and 2021 were as follows:
Nine Months Ended September 30, 2022

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$179,404
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	2,062,890
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	160,377
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	4,998,106
EMCOR	Cincinnati, OH	6/29/2022	Office	39,385	6,525,000	1,002,101
Williams Sonoma	Summerlin, NV	8/26/2022	Office	35,867	9,300,000	1,703,616
Wyndham	Summerlin, NV	9/16/2022	Office	41,390	12,900,000	2,967,668
				343,126	$68,725,000	$13,074,162
On February 11, 2022, the Company completed the sale of two medical office properties in Dallas, Texas and Richmond, Virginia leased to Texas Health and Bon Secours, respectively, and one flex property in Richmond, Virginia leased to Omnicare for an aggregate sales price of $26,000,000, which generated net proceeds of $11,892,305 after payment of commissions, closing costs and existing mortgages.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On February 24, 2022, the Company completed the sale of a medical office property in Orlando, Florida leased to Accredo for a sales price of $14,000,000, which generated net proceeds of $5,012,724 after payment of commissions, closing costs and repayment of the existing mortgage.
On June 29, 2022, the Company completed the sale of an office property in Cincinnati, Ohio leased to EMCOR for a sales price of $6,525,000, which generated net proceeds of $6,345,642 after payment of commissions and closing costs.
On August 26, 2022, the Company completed the sale of an office property in Summerlin, Nevada leased to Williams Sonoma for a sales price of $9,300,000, which generated net proceeds of $8,964,252 after payment of commissions and closing costs.
On September 16, 2022, the Company completed the sale of an office property in Summerlin, Nevada leased to Wyndham for a sales price of $12,900,000, which generated net proceeds of $12,267,571 after payment of commissions and closing costs.
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
On January 7, 2021, the Company completed the sale of a retail property in Roseville, California, which was leased to the operator of a Chevron gas station, for $4,050,000, which generated net proceeds of $3,914,909 after payment of commissions and closing costs.
On January 29, 2021, the Company completed the sale of a retail property in Sacramento, California, which was leased to EcoThrift, for $5,375,300, which generated net proceeds of $2,684,225 after repayment of the existing mortgage, commissions and closing costs.
On February 12, 2021, the Company completed the sale of a retail property in San Jose, California, which was leased to the operator of a Chevron gas station, for $4,288,888, which generated net proceeds of $4,054,327 after payment of commissions and closing costs.
On July 7, 2021, the Company completed the sale of an industrial property in Cedar Park, Texas, which was leased to Dana Incorporated, but unoccupied, for $10,000,000, which generated net proceeds of $4,975,334 after repayment of the existing mortgage, commissions and closing costs. Upon the sale of the property, Dana Incorporated executed a promissory note payable to the Company for its obligation to continue to pay rent of $65,000 per month through July 2022 and pay its early termination fee of $1,381,767 no later than July 31, 2022. The unpaid amount of the Company's note receivable of $1,836,767 as of December 31, 2021 is presented as receivable from early termination of the lease in the Company's unaudited condensed consolidated balance sheet as of December 31, 2021. The note receivable monthly payments were received with full collection during the three months ended September 30, 2022.
On September 24, 2021, the Company received a notice of refund amounting to $115,133 related to the sale of a retail property in Las Vegas, Nevada on December 16, 2020, which was formerly leased to 24 Hour Fitness. The refund was recognized as an adjustment to the estimate of the amount which was expected to be received related to subsequent operations and improvements to the property and was included in gain on sale of real estate investments in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Asset Concentration
As of September 30, 2022, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	September 30, 2022
Property and Location	Net Carrying Value	Percentage of Total Assets
KIA, Carson, CA	$68,652,897	14.9%
Lindsay, eight properties acquired in Colorado (three), Ohio (two), North Carolina, South Carolina and Florida	54,706,683	11.8%
Total	$123,359,580	26.7%
The Company held no real estate property with a net book value that was greater than 10% of its total assets as of December 31, 2021.
Rental Income Concentration
During the three and nine months ended September 30, 2022, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
KIA, Carson, CA	$1,507,833	14.8%	$4,232,839	14.0%
Lindsay, eight properties acquired in Colorado (three), Ohio (two), North Carolina, South Carolina and Florida	$1,324,907	13.0%	(1)	(1)
(1)    The Lindsay properties represented the source of greater than 10% of total rental income during the three months ended September 30, 2022 but not the nine months ended September 30, 2022 since the Lindsay properties were acquired on April 19, 2022.
No tenant represented the source of 10% of total rental income during the three and nine months ended September 30, 2021.
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
During the nine months ended September 30, 2022, the Company executed lease extensions for three properties, including the properties leased to (i) Cummins in Nashville, Tennessee for an additional one year through February 28, 2024, (ii) ITW Rippey in El Dorado, California for an additional seven years through July 31, 2029 and (iii) Williams Sonoma in Summerlin, Nevada for an additional three years through October 31, 2025, which was sold on August 26, 2022. These three lease extensions resulted in an average increase in lease term of 3.7 years and an average annual increase in rents of 1.9% as of March 31, 2022, the end of the quarter during which they were all executed.
As discussed above, the Company also acquired 16 properties and sold seven properties during the nine months ended September 30, 2022.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of September 30, 2022, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed though the date of this report, if any, are as follows:

October through December 2022	$8,345,845
2023	33,033,061
2024	31,723,561
2025	30,350,230
2026	24,823,591
2027	23,134,874
Thereafter	312,446,877
$463,858,039
Intangible Assets, Net Related to the Company's Real Estate
As of September 30, 2022 and December 31, 2021, intangible assets, net related to the Company's real estate were as follows:

	September 30, 2022			December 31, 2021
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$20,074,123	$2,485,509	$(14,876,008)	$21,504,210	$1,128,549	$(15,097,132)
Accumulated amortization	(11,849,139)	(546,204)	4,965,728	(11,009,997)	(437,530)	3,994,192
Net	$8,224,984	$1,939,305	$(9,910,280)	$10,494,213	$691,019	$(11,102,940)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 10.6 years as of September 30, 2022. As of September 30, 2022, the amortization of intangible assets for the remaining three months ending December 31, 2022 and for each of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
October through December 2022	$478,035	$46,025	$(231,174)
2023	1,565,477	181,452	(906,522)
2024	1,428,190	176,822	(903,104)
2025	1,181,158	170,274	(903,104)
2026	620,589	132,836	(897,701)
2027	343,917	76,550	(887,789)
Thereafter	2,607,618	1,155,346	(5,180,886)
	$8,224,984	$1,939,305	$(9,910,280)

Weighted-average remaining amortization period	8.0 years	19.1 years	11.1 years

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Investments Held For Sale
As of September 30, 2022, there were no properties classified as held for sale by the Company. As of December 31, 2021, the Company classified four healthcare related properties as held for sale and presented the properties in the Company’s unaudited condensed consolidated balance sheet as real estate investments held for sale. These properties were all sold in February 2022, as discussed above. These four healthcare related properties consisted of three office properties (the property leased to Accredo Health through December 31, 2024 located in Orlando, Florida; the property leased to Bon Secours Health through August 31, 2026 located in Richmond, Virginia; and the property leased to Texas Health through December 31, 2025 located in Dallas, Texas) and one flex property leased to Omnicare through May 31, 2026 located in Richmond, Virginia.
The following table summarizes the major components of assets and liabilities related to the four real estate investments held for sale as of December 31, 2021:

December 31, 2021
Assets related to real estate investments held for sale:
Land, buildings and improvements	$34,507,485
Tenant origination and absorption costs	3,064,371
Accumulated depreciation and amortization	(6,061,094)
Real estate investments held for sale, net	31,510,762
Other assets, net	788,296
Total assets related to real estate investments held for sale:	$32,299,058

Liabilities related to real estate investments held for sale:
Mortgage notes payable, net	$21,699,912
Other liabilities, net	383,282
Total liabilities related to real estate investments held for sale:	$22,083,194
NOTE 4. UNCONSOLIDATED INVESTMENT IN REAL ESTATE PROPERTY
The Company’s investment in unconsolidated entity as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
The TIC Interest	$9,988,498	$9,941,338
The Company’s income from investment in unconsolidated entity for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
The TIC Interest	$64,358	$75,403	$226,690	$222,705

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in a 91,740 square foot industrial property in Santa Clara, California. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of both Hagg Lane II, LLC and Hagg Lane III, LLC was a member of the Company's board of directors from December 2019 to December 2021. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company’s TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations for this property.
During the three months ended September 30, 2022 and 2021, the Company received $32,378 and $85,962 in cash distributions, respectively, and $179,531 and $247,929 during the nine months ended September 30, 2022 and 2021, respectively.
The following is summarized financial information for the Santa Clara property as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021:

	September 30, 2022	December 31, 2021
Assets:
Real estate investments, net	$29,574,593	$29,403,232
Cash and cash equivalents	468,996	690,470
Other assets	62,350	134,049
Total assets	$30,105,939	$30,227,751
Liabilities:
Mortgage note payable, net	$13,008,884	$13,218,883
Below-market lease, net	2,550,796	2,660,586
Other liabilities	502,326	369,209
Total liabilities	16,062,006	16,248,678
Total equity	14,043,933	13,979,073
Total liabilities and equity	$30,105,939	$30,227,751

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$679,500	$683,160	$2,071,258	$2,034,072
Expenses:
Interest expense	135,640	138,616	404,902	414,258
Depreciation and amortization	264,820	250,754	788,732	750,784
Other expenses	190,527	190,086	565,851	562,738
Total expenses	590,987	579,456	1,759,485	1,727,780
Net income	$88,513	$103,704	$311,773	$306,292

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 5. GOODWILL, NET
The carrying values of goodwill as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Carrying value, beginning	$17,320,857	$17,320,857
Impairment of goodwill	(17,320,857)	—
Carrying value, ending	$—	$17,320,857
The Company conducted its annual impairment analysis as of December 31, 2021 using qualitative factors and concluded that no impairment to goodwill was necessary. For the quarter ended March 31, 2022, management considered the decline of the trading price of the Company’s Class C common stock following its listing on the NYSE in February 2022, causing the Company's market capitalization to be below the book value of the Company’s equity as of March 31, 2022, to be a triggering event. Management performed a quantitative impairment assessment considering expected future cash flows, market conditions and expectations of increases in interest rates and concluded that there was an impairment of goodwill that was not expected to be temporary as of March 31, 2022. Events subsequent to March 31, 2022 and prior to the Company's filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2022, including rising inflation and interest rates, and declining office occupancy rates affecting owners of real estate properties, further supported such conclusion. Based on the quantitative analysis, the value of goodwill was written off, resulting in a non-cash expense of $17,320,857 for the three months ended March 31, 2022.
NOTE 6. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
As of September 30, 2022 and December 31, 2021, tenant receivables consisted of the following:

	September 30, 2022	December 31, 2021
Straight-line rent	$5,990,676	$4,417,065
Tenant rent and billed reimbursements	269,309	81,079
Unbilled tenant reimbursements	2,173,910	1,498,775
Total	$8,433,895	$5,996,919
Prepaid Expenses and Other Assets
As of September 30, 2022 and December 31, 2021, prepaid expenses and other assets were comprised of the following:

	September 30, 2022	December 31, 2021
Deferred tenant allowance	$2,653,557	$2,400,811
Miscellaneous receivables	150,441	681,369
Prepaid expenses	1,487,251	1,253,751
Deposits	1,338,528	1,420,244
Deferred financing costs on credit facility revolver	757,468	100,080
Total	$6,387,245	$5,856,255

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Accounts Payable, Accrued and Other Liabilities
As of September 30, 2022 and December 31, 2021, accounts payable, accrued and other liabilities were comprised of the following:

	September 30, 2022	December 31, 2021
Accounts payable	$797,012	$1,767,657
Accrued expenses	3,770,912	3,864,222
Accrued distributions	1,763,509	1,795,303
Accrued interest payable	727,721	548,564
Unearned rent	1,989,436	1,735,440
Lease incentive obligation	609,788	2,133,695
Total	$9,658,378	$11,844,881
NOTE 7. DEBT
Mortgage Notes Payable, Net
As of September 30, 2022 and December 31, 2021, the Company’s mortgage notes payable consisted of the following:

Collateral	2022 Principal Amount	2021 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity
Costco property	$18,850,000	$18,850,000	4.85%	4.85%	01/01/30
Taylor Fresh Foods	12,350,000	12,350,000	3.85%	3.85%	11/01/29
Sutter Health property	13,390,536	13,597,120	4.50%	4.50%	03/09/24
Six Dollar General properties	—	3,674,327	—	4.69%	(3)
Dollar General, Bakersfield property	—	2,224,418	—	3.65%	(3)
Dollar General, Big Spring property	—	587,961	—	4.69%	(3)
Northrop Grumman property	—	6,925,915	—	3.35%	(3)
exp US Services property	—	3,255,313	—	4.25%	(3)
Wyndham property	—	5,493,000	—	4.34%	(3)
Williams Sonoma property	—	4,344,000	—	4.05%	(3)
EMCOR property	—	2,757,943	—	4.36%	(3)
Husqvarna property	—	6,379,182	—	4.60%	(3)
AvAir property	—	19,950,000	—	3.80%	(3)
3M property	—	8,025,200	—	5.09%	(3)
Cummins property	—	8,188,800	—	5.16%	(3)
Levins property	—	2,654,405	—	3.75%	(3)
Labcorp property	—	5,308,810	—	3.75%	(3)
GSA (MSHA) property	—	1,713,196	—	3.65%	(3)
PreK Education property	—	4,930,217	—	4.25%	(3)
Solar Turbines, Amec Foster, ITW Rippey properties	—	8,986,222	—	3.35%	(3)
Gap property	—	3,492,775	—	4.15%	(3)
L3Harris property	—	6,219,524	—	3.35%	(3)
Walgreens property	—	3,067,109	—	4.25%	(3)
Total mortgage notes payable	44,590,536	152,975,437
Plus unamortized mortgage premium, net (4)	145,527	204,281
Less unamortized deferred financing costs	(205,933)	(956,139)
Mortgage notes payable, net	$44,530,130	$152,223,579
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of September 30, 2022 for the three mortgages that were not refinanced through a drawdown from the Credit Facility (defined and discussed below) with KeyBank National Association (“KeyBank”) given their prepayment penalties.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
(2)Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2022 consisting of the contractual interest rate, and as of December 31, 2021, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments as of December 31, 2021).
(3)The loan was fully repaid on January 18, 2022 through a drawdown from the Credit Facility.
(4)Represents unamortized net mortgage premium acquired through the merger with REIT I.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$44,590,536	$44,530,130	$39,876,470	$152,975,437	$152,223,579	$159,241,815
Less: full repayments of mortgages on January 18, 2022				(108,178,317)	(107,429,721)	*
				$44,797,120	$44,793,858	$46,296,445
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
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 3, the Company classified four properties as real estate held for sale as of December 31, 2021, which were collateral for mortgage notes payable. No property was classified as held for sale as of September 30, 2022. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of December 31, 2021:

Collateral	December 31, 2021
Accredo property	$8,538,000
Omnicare property	4,109,167
Texas Health property	4,284,335
Bon Secours property	5,104,817
Total	22,036,319
Less deferred financing costs	(336,407)
Mortgage notes payable, net	$21,699,912
Credit Facility, Net
On January 18, 2022, the Company's Operating Partnership entered into a $250,000,000 credit agreement (‘‘Credit Agreement’’) providing for a $100,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’), and a $150,000,000 five-year term loan (the ‘‘Term Loan’’ and together with the ‘‘Revolver,’’ the ‘‘Credit Facility’’) with KeyBank and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), including KeyBank as Agent for the Lenders (in such capacity, the ‘‘Agent’’), BMO Capital Markets, Truist Bank and The Huntington National Bank as Co-Syndication Agents (the “Co-Syndication Agents”) and KeyBanc Capital Markets Inc., BMO Capital Markets, Inc., Truist Securities, Inc. and The Huntington National Bank as Joint-Lead Arrangers (the “Lead Arrangers”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures. On October 21, 2022, the Company exercised the accordion feature of its Credit Agreement and increased the Credit Facility from $250,000,000 to $400,000,000 as further described in Note 14.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 38% as of June 30, 2022, the spread over the Secured Overnight Financing Rate (‘‘SOFR’’), including a 10-basis point credit adjustment, is 165 basis points and the interest rate on the Revolver was 4.65% as of September 30, 2022. Following the Federal Reserve Bank’s November 2, 2022 increase in the target range for federal funds by 75 basis points, the interest rate on the Revolver is approximately 5.46%. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $47,543 and $119,823 for the three and nine months ended September 30, 2022, respectively. On May 10, 2022, the Company entered into a swap agreement, effective May 31, 2022, to fix SOFR at 2.258% with respect to its original $150,000,000 Term Loan as described in Note 8, which resulted in a fixed interest rate on the Term Loan of 3.858% based on the Company's leverage ratio as of September 30, 2022. On October 26, 2022, the Company entered into a swap agreement, effective November 30, 2022, to fix SOFR at 3.44% with respect to its expanded Term Loan as described in Note 14, which would result in a fixed interest rate of 5.04% on the next $100,000,000 to be borrowed under the Term Loan based on the Company's leverage ratio as of September 30, 2022.
The Credit Facility includes customary representations, warranties and covenants, including covenants regarding minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds and maximum leverage of 60% of the Company's borrowing base. The Company was in compliance with these covenants as of September 30, 2022. The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by the Company, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, the Company and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which the Company and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
While the Credit Facility allows for borrowings of up to 60% of the Company's borrowing base, the Company is targeting leverage of 40% or lower over the long-term once it achieves scale; however, the Company will consider higher leverage in the near-term if it identifies attractive acquisition opportunities in advance of completing dispositions or raising additional equity. The amendment to the Credit Agreement on October 21, 2022 described in Note 14, provided the Company the right to increase the Credit Facility to a maximum of $750,000,000, subject to customary conditions, including the receipt of new commitments from the Lenders.
Credit Facility Drawdown and Repayments
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
On March 8, 2022, the Company prepaid $35,000,000 of the outstanding balance on the Revolver with cash on hand in order to reduce interest expense, and on April 19, 2022, the Company drew $44,000,000 on the Revolver to fund the acquisition of the Lindsay properties. On April 25, 2022, the Company drew the remaining $50,000,000 on the Term Loan for a partial repayment of the Revolver and the Company also repaid $8,000,000 on the Revolver on June 22, 2022. The Company borrowed and repaid $28,000,000 during the three months ended September 30, 2022 in connection with acquisitions completed in July and August 2022 and dispositions completed in August and September 2022. As of October 31, 2022, the Company had availability under the Credit Facility of approximately $98,000,000 which can be drawn for general corporate purposes, including future acquisitions.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The details of the Company's Term Loan as of September 30, 2022 follow:

September 30, 2022
Term loan	$150,000,000
Less unamortized deferred financing costs	(1,086,650)
Net term loan	$148,913,350
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
The Revolver's and Prior Credit Facility's unamortized deferred financing costs of $757,468 and $110,697 as of September 30, 2022 and December 31, 2021, respectively, are presented as a component of prepaid and other assets in the Company's unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of September 30, 2022.
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of September 30, 2022:

	Mortgage Notes	Credit Facility
	Payable	Revolver	Term Loan	Total
October through December 2022	$81,938	$—	$—	$81,938
2023	317,575	—	—	317,575
2024	12,991,023	—	—	12,991,023
2025	—	—	—	—
2026	—	6,775,000	—	6,775,000
2027	—	—	150,000,000	150,000,000
Thereafter	31,200,000	—	—	31,200,000
Total principal	44,590,536	6,775,000	150,000,000	201,365,536
Plus unamortized mortgage premium, net of unamortized discount	145,527	—	—	145,527
Less deferred financing costs	(205,933)	—	(1,086,650)	(1,292,583)
Net principal	$44,530,130	$6,775,000	$148,913,350	$200,218,480

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Interest Expense
The following is a reconciliation of the components of interest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mortgage notes payable:
Interest expense	$488,773	$1,812,254	$1,762,378	$5,736,165
Amortization of deferred financing costs	7,235	141,235	21,694	355,661
Swap termination costs	—	—	—	23,900
Unrealized gain on interest rate swap valuation (1)	—	(166,539)	—	(684,057)
Credit facility:
Interest expense	1,783,899	27,486	3,472,564	169,571
Amortization of deferred financing costs	120,829	16,605	342,349	60,468
Amortization of interest rate swap valuation asset	59,000	—	59,000	—
Unrealized gain on interest rate swap valuation (2)	—	—	(589,997)	—
Other	55,102	504	212,179	49,622
Total interest expense	$2,514,838	$1,831,545	$5,280,167	$5,711,330
(1)    Includes unrealized gain on interest rate swaps of $166,338 and $684,057 for the three and nine months ended September 30, 2021 (see Note 8 for more details). Accrued interest receivable of $54,980 as of December 31, 2021 represented the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the balance sheet date.
(2)    The Company entered into a swap transaction for its Credit Facility Term Loan effective May 31, 2022 which is further described in Note 8.
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement to fix SOFR at 2.258% related to its variable interest rate Term Loan effective May 31, 2022. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of July 1, 2022. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2022 and December 31, 2021:

	September 30, 2022					December 31, 2021
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate (ii)	Fixed Pay Rate (iii)	Remaining Non-Cancellable Term	Number of Instruments	Notional Amount (i)	Reference Rate (iv)	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	1	$150,000,000	Indexed to USD - SOFR - COMPOUND	3.858%	2.3 years	4	$26,051,000	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.51%	2.0 years
(i)The notional amount of the Company’s swaps decreased each month to correspond to the outstanding principal balance on the related debt. The minimum notional amounts (outstanding principal balance at the maturity date) as of September 30, 2022 and December 31, 2021 were $150,000,000 and $24,935,999, respectively.
(ii)The reference rate was as of September 30, 2022.
(iii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases above 40%.
(iv)The reference rate was as of December 31, 2021.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value (1)	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	1	$4,845,903	—	$—
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	—	$—	4	$(788,016)
(1)    The unaudited condensed consolidated balance sheet reflects the fair value of the derivative, net of accumulated amortization of the unrealized gain on interest rate swap valuation as of June 30, 2022 discussed below.
The interest rate swap derivative was designated as a cash flow hedge for financial accounting purposes beginning July 1, 2022 and therefore the change in fair value of $4,255,906 for the three months ended September 30, 2022 was recorded as unrealized holding gain on interest rate swap designated as a cash flow hedge in the Company's unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2022.
The change in fair value of the derivative instrument of $589,997 for the period from May 31, 2022 to June 30, 2022 that was not designated as a cash flow hedge for financial accounting purposes was recorded as an unrealized gain on interest rate swap valuation as of June 30, 2022 and a reduction to interest expense in the unaudited condensed consolidated statement of operations. Beginning July 1, 2022 through December 31, 2024, the related interest rate swap derivative asset will be amortized to interest expense. The amortization of interest rate swap derivative asset for the three months ended September 30, 2022 was $59,000.
The changes in fair value of the derivative instruments as of December 31, 2021 that were not designated as cash flow hedges for financial accounting purposes were recorded as interest expense in the unaudited condensed consolidated statement of operations. None of the Company’s derivatives as of December 31, 2021 were designated as hedging instruments; therefore, the net gains recognized were recorded as reductions in the loss on early extinguishment of debt for the three months ended March 31, 2022 and the net unrealized gain recognized on interest rate swaps of $166,338 and $684,057 were recorded as decreases in interest expense for the three and nine months ended September 30, 2021, respectively. The loss on early extinguishment of debt for the three months ended March 31, 2022 includes the actual cost of terminating the interest rate swap derivatives in January 2022 of $733,000, which was offset by a corresponding reversal of the liability of $788,016 for interest rate swap derivatives as of December 31, 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of September 30, 2022 and December 31, 2021, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C common stock have not been met as of September 30, 2022.
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
On November 11, 2021, the Company’s board of directors declared Series A Preferred Stock distributions payable of $1,065,278 for the fourth quarter of 2021, including the $143,403 of accrued dividends as of September 30, 2021, all of which were paid on January 18, 2022. On March 18, 2022 and June 15,2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for each of the first and second quarters of 2022, which were paid on April 15, 2022 and July 15, 2022, respectively. On September 15, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the third quarter of 2022. This amount was accrued as of September 30, 2022 and paid on October 17, 2022 (see Note 14).
Common Stock Listed Offering
On February 10, 2022, the Company and the Operating Partnership entered into an underwriting agreement (the “Class C Common Stock Underwriting Agreement”) with B. Riley Securities, Inc., as the underwriter listed on Schedule I thereto, pursuant to which the Company agreed to issue and sell 40,000 shares of the Company’s Class C common stock in an underwritten Listed Offering at a price per share of $25.00. On February 15, 2022, the Company completed the Listed Offering of its Class C common stock, and in connection with the Listed Offering, the Company sold to Mr. Wirta, the Company’s former Chairman of the board of directors, all 40,000 shares of its Class C common stock at $25.00 per share for aggregate net proceeds of $114,500, after deducting the underwriting discount of $70,000, and other offering costs of $815,500. The primary purpose of the Listed Offering was to provide liquidity to the Company’s existing stockholders. The shares of Class C common stock began trading on the NYSE on February 11, 2022. In connection with the Listed Offering and upon the listing on the NYSE, each share of the Company's Class S common stock was converted into a share of Class C common stock.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C common stock to them. Total fees incurred and paid or accrued for board services by the Company for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Board of Directors Compensation	2022	2021	2022	2021
Payments for services rendered	$67,500	$25,000	$202,500	$85,000
Value of shares issued for services rendered	82,500	95,000	247,500	275,000
Total	$150,000	$120,000	$450,000	$360,000

Number of shares issued for services rendered	5,651	3,647	14,916	12,168
Fees incurred for board services for the three months ended September 30, 2022 were paid in cash and shares were issued on September 30, 2022 based on the closing price of the Company’s Class C common stock on September 30, 2022. For the second quarter of 2022, fees incurred for board services were paid in cash and shares were issued on July 7, 2022 based on the closing price of the Company’s Class C common stock on June 30, 2022.
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
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees of $65,992 and $65,993 for the three months ended September 30, 2022 and 2021, respectively, including the Company's share which was $47,983 for both quarters, and $197,978 and $197,979 for the nine months ended September 30, 2022 and 2021, respectively, including the Company's share which was $143,950 for both nine month periods.
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
Tenant Improvements
Pursuant to lease agreements, as of September 30, 2022 and December 31, 2021, the Company had obligations to pay $609,788 and $189,136, respectively, for on-site and tenant improvements to be incurred by tenants. As of September 30, 2022 and December 31, 2021, the Company had no restricted cash and $2,271,462 of restricted cash, respectively, held to fund other building improvements and leasing commissions. Pursuant to the refinancing of the related mortgage notes payable on January 18, 2022 as discussed in Note 7, the restricted cash as of December 31, 2021 was released.

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
As of September 30, 2022, no Class M OP Units had been converted to Class C OP Units.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NYSE closing share price of $14.60 as of September 30, 2022, a Class M OP Unit would be valued at $24.33. This value does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units, as discussed above, and the units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”), as discussed below.
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
The Company issued a total of 56,029 Class P OP Units to Aaron S. Halfacre, the Company’s Chief Executive Officer and President, and Raymond J. Pacini, the Company’s Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to these executives as signing bonuses and as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense. The Company concluded that as of each quarter end, including September 30, 2022, achieving the performance target for the Class P OP Units is not deemed probable and will adjust compensation expense prospectively if achieving the enhancement is deemed probable through the remainder of the vesting period.
During the three months ended September 30, 2022 and 2021, the Company amortized and charged $88,783 for both quarters to stock compensation expense and during the nine months ended September 30, 2022 and 2021, the Company amortized and charged $266,350 for both periods to stock compensation expense. The unamortized value of these units was $532,700 as of September 30, 2022.
Under the Operating Partnership Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership, representing a combined total of approximately 13% of the equity in the Operating Partnership on December 31, 2019. As of September 30, 2022, these interests represent a combined total of approximately 11.6% of the equity in the Operating Partnership.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 40,000 units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 170,667 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 33,333 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 116,000 Class R OP Units were granted to the remainder of the employees of the Company for a total of 360,000 Class R OP Units granted. All Class R OP Units granted vest and are mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. The Company concluded that as of each quarter end, including September 30, 2022, achieving the performance target to trigger the increased conversion ratio for the Class R OP Units is not deemed probable. The Company will adjust compensation expense prospectively if achieving the enhancement is deemed probable through the remainder of the vesting period.
Stock compensation expense related to the Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and is being recognized over the vesting period. Of the 360,000 Class R OP Units granted, due to the departure of employees, 26,657 units were forfeited as of December 31, 2021 and an additional 12,667 units and 17,000 units were forfeited during the three and nine months ended September 30, 2022, respectively. The units, at the discretion of the board of directors, may be reallocated to existing or new employees. The cumulative number of units forfeited and not yet reallocated through September 30, 2022 aggregated 43,657 units.
During the three months ended September 30, 2022 and 2021, the Company amortized and charged to stock compensation expense $377,957 and $559,827, respectively, and during the nine months ended September 30, 2022 and 2021, the Company amortized and charged to stock compensation expense $1,227,002 and $1,573,991, respectively, for the Class R OP Units. The unamortized value of the remaining 316,343 units was $2,933,324 as of September 30, 2022.
Class C OP Units
On January 18, 2022, the Company completed the acquisition of a KIA auto dealership property in an “UPREIT” transaction pursuant to a contribution agreement whereby the seller received 1,312,382 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value (the “UPREIT Transaction”). Following expiration of the lock-up period ending on August 11, 2022, the holder of the Class C OP Units may require the redemption of all or a portion of these units and the Company has the option to redeem the units for cash or shares of Class C common stock. The Class C OP Units received $377,298 and $1,006,136 in distributions during the three and nine months ended September 30, 2022, respectively, and were allocated $528,540 and $(1,180,275) of the net income (loss) for the three and nine months ended September 30, 2022, respectively.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 13. EARNINGS (LOSS) PER SHARE
The following table presents the computation of the Company's basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator - Basic:
Net income (loss)	$4,450,767	$3,648,455	$(5,232,053)	$1,742,964
Net (income) loss attributable to noncontrolling interest in Operating Partnership	(528,540)	—	1,180,275	—
Preferred stock dividends	(921,875)	(143,403)	(2,765,625)	(143,403)
Net income (loss) attributable to common stockholders	$3,000,352	$3,505,052	$(6,817,403)	$1,599,561

Numerator - Diluted:
Net income (loss)	$4,450,767	$3,648,455	$(5,232,053)	$1,742,964
Preferred stock dividends	(921,875)	(143,403)	(2,765,625)	(143,403)
Net income (loss) attributable to common stockholders	$3,528,892	$3,505,052	$(7,997,678)	$1,599,561

Denominator:
Weighted average shares outstanding - basic	7,449,968	7,531,559	7,486,945	7,575,013
Operating Partnership Units - Class C	1,312,382	—	—	—
Operating Partnership Units - Classes M, P and R	1,418,193	1,219,316	—	1,188,099
Weighted average shares outstanding - diluted	10,180,543	8,750,875	7,486,945	8,763,112

Earnings (loss) per share attributable to common stockholders:
Basic	$0.40	$0.47	$(0.91)	$0.21
Diluted	$0.35	$0.40	$(0.91)	$0.18
During the nine months ended September 30, 2022, the weighted average dilutive effect of 2,730,416 shares related to units of limited partnership interest in the Operating Partnership as discussed in Notes 12 and 13 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On October 17, 2022, the Company paid its Series A Preferred Stock dividends of $921,875 for the third quarter of 2022, which were declared by the Company’s board of directors on August 18, 2022.
On November 7, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the fourth quarter of 2022, which will be paid on January 17, 2023 to Series A Preferred Stockholders of record as of December 30, 2022.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Common Stock and Class C OP Unit Distributions
On June 15, 2022, the Company's board of directors authorized monthly distributions payable to common stockholders and the Class C OP Unit holders of record as of September 30, 2022, which were paid on October 25, 2022. The current monthly distribution amount of $0.09583 per share represents an annualized distribution rate of $1.15 per share of common stock.
On August 18, 2022, the Company’s board of directors authorized monthly distributions of $0.09583 per share payable to common stockholders and the Class C OP Unit holders of record as of October 31, 2022, November 30, 2022 and December 30, 2022, which will be paid on or about November 23, 2022, December 23, 2022 and January 25, 2022, respectively.
On November 7, 2022, the Company’s board of directors authorized monthly distributions of $0.09583 per share payable to common stockholders and the Class C OP Unit holders of record as of January 31, 2023, February 28, 2023 and March 31, 2023, which will be paid on or about February 24, 2023, March 24, 2023 and April 25, 2023, respectively.
Credit Facility
On October 21, 2022, the Company successfully exercised the accordion feature of its Credit Facility. The Credit Facility was increased to $400,000,000 and is now comprised of a $150,000,000 Revolver and a $250,000,000 Term Loan. The Credit Facility includes an updated accordion option that allows the Company to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000. The maturities for the Company’s Revolver and Term Loan remain unchanged with the Revolver’s maturity in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity in January 2027. The Company paid lender fees of $1,378,125 in connection with this expansion of its Credit Facility.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. Based on the Company’s leverage ratio of 38% as of the quarter ended September 30, 2022, the interest rate for the Revolver is SOFR plus 155 basis points plus a 10-basis point SOFR index adjustment and the interest rate on the Revolver was 4.7125% on October 31, 2022.
Interest Rate Swap
On October 26, 2022, the Company purchased a five-year swap to fix SOFR at 3.44% on an additional $100,000,000 of its Term Loan that will result in a fixed interest rate of 5.04% on additional draws under the expanded Term Loan when the Company’s leverage ratio is less than or equal to 40%. As part of this transaction, the Company sold a one-time option to terminate the swap on December 31, 2024, which reduced the swap rate. Under the Credit Facility, the interest rate will continue to vary based on the Company’s leverage ratio.

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
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. The Operating Partnership was formed on January 28, 2016. We are the sole general partner of, and owned an approximate 73% partnership interest in the Operating Partnership on September 30, 2022. The Operating Partnership limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12 to our accompanying unaudited condensed consolidated financial statements.

Common Stock Offerings
Since our initial registered offering of common stock was declared effective by the SEC in 2016, we have raised an aggregate of $211,463,370 pursuant to non-listed offerings of common stock registered with the SEC (collectively, the “Registered Offering”), offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), distribution reinvestment plan (“DRP”) offerings of common stock registered with the SEC, a private offering of common stock pursuant to Regulation D under the Securities Act, a qualified offering of common stock pursuant to Regulation A under the Securities Act and an offering of common stock listed on the NYSE.
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
On March 30, 2022, we filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, we filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our at-the-market offering of up to $50,000,000 of our Class C common stock (the “ATM Offering”) on June 6, 2022. As of September 30, 2022, no shares were issued in connection with our ATM Offering.
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
Our primary business consists of acquiring, financing and owning predominantly single-tenant net-lease industrial, retail and office real estate properties throughout the United States leased to creditworthy tenants on long-term leases, with a focus on strategically important and mission critical properties. We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of September 30, 2022, our real estate investment portfolio consisted of 47 properties as further described below. The net book value of our real estate investments as of September 30, 2022 was $435,365,728.
Details of our diversified portfolio of 47 operating properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), as of September 30, 2022 are as follows:
•26 industrial properties, including the TIC Interest, which represent approximately 54% of the portfolio, 13 retail properties which represent approximately 19% of the portfolio and eight office properties which represent approximately 27% of the portfolio (expressed as a percentage of annualized base rent (“ABR”) as of September 30, 2022);
•Occupancy rate of 100%;
•Located in 17 states;
•Leased to 30 different commercial tenants doing business in 17 separate industries;

•Approximately 3.2 million square feet of aggregate leasable space, including the TIC Interest;
•An average leasable space per property of approximately 68,000 square feet; approximately 94,000 square feet per industrial property; approximately 18,000 square feet per retail property and approximately 64,000 square feet per office property; and
•Outstanding mortgage notes payable balance of $44,590,536 for three properties, a credit facility term loan balance of $150,000,000 and credit facility revolver balance of $6,775,000.
As of September 30, 2022, all 47 operating properties in our portfolio are single-tenant net-lease properties and all 47 properties were leased, with a weighted average remaining lease term (“WALT”), excluding rights to extend a lease at the option of the tenant, of approximately 11.3 years.
As of September 30, 2022, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximately 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC was an independent member of our board of directors (“Board”) from December 2019 to December 2021.
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
While future purchases of properties will be partially funded with cash on hand and funds received from the future sale of shares of Class C common stock, we anticipate incurring mortgage or borrowing base debt against pools of individual properties, and pledging such properties as security for that debt to obtain funds to acquire additional properties. We are targeting leverage of 40% or lower over the long-term once we achieve scale; however, we will consider incurring higher leverage in the near-term if we identify attractive acquisition opportunities in advance of completing dispositions or raising additional equity. We expect the trend of onshoring manufacturing to accelerate and plan to focus future acquisitions on industrial manufacturing properties while reducing the number of office properties, subject to market conditions and prices that we consider attractive. We can provide no assurance that we will achieve our investment objectives. See the Part I, Item 1A. Risk Factors section of our Annual Report on Form 10-K filed with the SEC on March 23, 2022 and the Part II, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q included herein.
Investment Strategy
Commercial Real Estate
In pursuit of our primary investment objectives, we seek to acquire a portfolio of income-generating commercial real estate investments in industrial manufacturing properties throughout the United States diversified by corporate credit, physical geography, industry and lease duration. While we are primarily focused on acquiring industrial manufacturing properties, we may also acquire other assets, including, without limitation, other industrial properties. We intend to acquire assets consistent with our acquisition philosophy by focusing primarily on properties located in primary, secondary and certain select tertiary markets and leased to tenants, at the time we acquire them, with strong financial statements and typically subject to long-term leases with defined rental rate increases.

We may also acquire assets with short-term leases or that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment. Although our current focus is industrial manufacturing, we do not designate specific geography or sector allocations for the portfolio; rather we intend to invest in regions or asset classes where we see the best opportunities that support our investment objectives. We are in the process of increasing our asset allocation to the industrial sector and decreasing our allocation to the office sector.
Although not currently intended, we may also invest in real estate debt and equity securities and other real estate-related investments to provide current income, portfolio diversification and a source of liquidity for distributions to stockholders, cash management and other purposes.
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
On October 21, 2022, we successfully exercised the accordion feature of our Credit Facility. Our Credit Facility was increased to $400,000,000 and is now comprised of a $150,000,000 Revolver and a $250,000,000 Term Loan. Our Credit Facility includes an updated accordion option that allows us to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000. The maturities for our Revolver and Term Loan remain unchanged with the Revolver’s maturity in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity in January 2027. We paid lender fees of $1,378,125 in connection with this expansion of our Credit Facility. KeyBanc Capital Markets Inc., Truist Securities, Inc., and The Huntington National Bank acted as Joint Lead Arrangers for the expanded Credit Facility. KeyBank National Association acted as Administrative Agent.
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 38% as of September 30, 2022, the spread over the Secured Overnight Financing Rate (‘‘SOFR’’), including a 10-basis point credit adjustment, is 165 basis points and the interest rate on the Revolver was 4.7125% on October 31, 2022. Following the Federal Reserve Bank’s November 2, 2022 increase in the target range for federal funds by 75 basis points, the interest rate on the Revolver is approximately 5.46%. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $47,543 and $119,823 for the three and nine months ended September 30, 2022, respectively. On May 10, 2022, we entered into a swap agreement to fix the interest rate on our Term Loan at 3.858% effective May 31, 2022 as described in detail in Note 8 to our accompanying unaudited condensed consolidated financial statements. On October 26, 2022, we entered into a swap agreement effective November 30, 2022 to fix SOFR on an additional $100,000,000 of our Term Loan at 3.44%, resulting in an interest rate of 5.04% on additional draws under the expanded Term Loan when our leverage ratio is less than or equal to 40% as described in detail in Note 14 to our accompanying unaudited condensed consolidated financial statements. The Credit Facility includes customary covenants, including minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds and maximum leverage of 60% of our borrowing base. We were in compliance with these covenants as of September 30, 2022.

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
Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our tangible assets. We use available leverage based on the relative cost of debt and equity capital, and to address strategic borrowing advantages potentially available to us. While the Credit Facility allows for borrowings up to 60% of our borrowing base and our Board has approved a maximum leverage ratio of 55% of the aggregate fair value of our real estate properties plus our cash and cash equivalents, we are targeting leverage of 40% or lower over the long-term once we achieve scale; however, we will consider incurring higher leverage in the near-term if we identify attractive acquisition opportunities in advance of completing dispositions or raising additional equity.
Credit Facility Drawdowns and Repayments
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
On March 8, 2022, we prepaid $35,000,000 of the outstanding balance on the Revolver with cash on hand in order to reduce interest expense, and on April 19, 2022, we drew $44,000,000 on the Revolver to fund the acquisition of the Lindsay properties. On April 25, 2022, we drew the remaining $50,000,000 on the Term Loan for a partial repayment of the Revolver and we also repaid $8,000,000 on the Revolver on June 22, 2022. We borrowed and repaid $28,000,000 during the three months ended September 30, 2022 in connection with acquisitions completed in July and August 2022 and dispositions completed in August and September 2022. As of October 31, 2022, we had availability under the Credit Facility of approximately $98,000,000 which can be drawn for general corporate purposes, including pending and future acquisitions.
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
See Note 7 to our accompanying unaudited condensed consolidated financial statements for loan maturities of our three remaining mortgage notes payable as of September 30, 2022.
As of September 30, 2022, the outstanding principal balance of our mortgage notes payable on our operating properties and our Credit Facility were $44,590,536 and $156,775,000, respectively. As of September 30, 2022, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,544,130, which is not included in our accompanying unaudited condensed consolidated balance sheets.

Acquisitions and Dispositions of Real Estate Investments
During the nine months ended September 30, 2022, we acquired the following nine industrial and one retail (KIA) real estate investments:

Property and Location	Acquisition Date	Land	Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Above- Market Lease Intangibles	Acquisition Price
KIA, Carson, CA	1/18/2022	$32,741,781	$36,544,663	$—	$118,606	$—	$69,405,050
Kalera, St. Paul, MN	1/31/2022	562,356	3,127,653	4,429,000	—	—	8,119,009
Lindsay, Colorado Springs 1, CO	4/19/2022	1,195,178	1,116,756	—	—	—	2,311,934
Lindsay, Colorado Springs 2, CO	4/19/2022	2,239,465	1,074,941	—	—	—	3,314,406
Lindsay, Dacono, CO (1)	4/19/2022	2,263,982	3,804,806	—	—	—	6,068,788
Lindsay, Alachua, FL	4/19/2022	966,192	7,551,931	—	—	—	8,518,123
Lindsay, Franklinton, NC	4/19/2022	2,843,811	4,337,302	—	—	—	7,181,113
Lindsay, Fulton 1, OH	4/19/2022	726,877	10,618,656	—	—	—	11,345,533
Lindsay, Fulton 2, OH	4/19/2022	635,865	9,555,077	—	—	—	10,190,942
Lindsay, Rock Hill, SC	4/19/2022	2,816,322	3,739,661	—	—	—	6,555,983
Producto, Endicott, NY	7/15/2022	327,964	2,034,346	—	—	—	2,362,310
Producto, Yorktown, NY	7/15/2022	919,332	2,154,354	—	—	—	3,073,686
Valtir, Centerville, UT	7/26/2022	2,467,565	2,217,789	—	—	—	4,685,354
Valtir, Orangeburg, SC	7/26/2022	1,678,818	2,564,491	—	—	1,356,961	5,600,270
Valtir, Fort Worth, TX	7/26/2022	1,785,240	1,493,281	—	—	—	3,278,521
Valtir, Lima, OH	8/4/2022	747,746	9,174,197	—	—	—	9,921,943
		$54,918,494	$101,109,904	$4,429,000	$118,606	$1,356,961	$161,932,965
(1)    In connection with the April 2022 Lindsay acquisition, we advanced a non-refundable deposit of $2,800,000 for funding ongoing building construction at the Lindsay property in Dacono, CO. The remaining balance of this deposit was $820,614 as of September 30, 2022 which is not included in the acquisition price above.
During the nine months ended September 30, 2022, we sold the following six office and one flex (Omnicare) real estate investments:

Property	Location	Disposition Date	Rentable Square Feet	Contract Sale Price	Net Proceeds	Gain on Sale
Bon Secours (1)	Richmond, VA	2/11/2022	72,890	$10,200,000	$—	$179,404
Omnicare (1)	Richmond, VA	2/11/2022	51,800	8,760,000	—	2,062,890
Texas Health (1)	Dallas, TX	2/11/2022	38,794	7,040,000	11,892,305	160,377
Accredo	Orlando, FL	2/24/2022	63,000	14,000,000	5,012,724	4,998,106
Emcor	Cincinnati, OH	6/29/2022	39,385	6,525,000	6,345,642	1,002,101
Williams Sonoma	Summerlin, NV	8/26/2022	35,867	9,300,000	8,964,252	1,703,616
Wyndham	Summerlin, NV	9/16/2022	41,390	12,900,000	12,267,571	2,967,668
Total			343,126	$68,725,000	$44,482,494	$13,074,162
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
On March 30, 2022, we filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, we filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our $50,000,000 ATM Offering on June 6, 2022. As of September 30, 2022, no shares were issued in connection with our ATM Offering.
Share Repurchases
On February 15, 2022, our Board authorized up to $20,000,000 in repurchases of our outstanding shares of common stock through December 31, 2022. Purchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. Since the inception of the program in February 2022 through September 30, 2022, we have repurchased 233,145 shares for a total of $3,957,752, for an average repurchase price of $16.98 per share. Our last share repurchases during the quarter ended September 30, 2022 were made on August 24, 2022.
Class C OP Units
On January 18, 2022, we completed the acquisition of a KIA auto dealership property in an “UPREIT” transaction pursuant to a contribution agreement whereby an affiliate of the seller received 1,312,382 units of Class C limited partnership interest in the Operating Partnership (the “Class C OP Units”) based on an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value. Following expiration of the lock-up period ending on August 11, 2022, the holder of the Class C OP Units may require the redemption of all or a portion of these units and we have the option to redeem the units for cash or shares of Class C common stock. The Class C OP Units received $377,298 and $1,006,136 in distributions during the three and nine months ended September 30, 2022, respectively (also see the “Distributions” section below).

Cash Flow Summary
The following table summarizes our cash flow activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$9,326,763	$6,312,683
Net cash (used in) provided by investing activities	$(64,969,591)	$20,293,056
Net cash provided by financing activities	$2,962,196	$19,727,618
Cash Flows from Operating Activities
The cash provided by operating activities of $9,326,763 during the nine months ended September 30, 2022 primarily reflects adjustments to our net loss of $5,232,053 to exclude net non-cash charges of $15,282,663 related to depreciation and amortization, impairment of goodwill, stock compensation expense, amortization of deferred financing costs and premium, write-off of purchase deposit, amortization of deferred lease incentives and amortization of above market lease intangibles, which were partially offset by gain on sale of real estate investments, write-off and recognition of unrealized gain on interest rate swaps, amortization of below-market lease intangibles, amortization of deferred rents and undistributed income from our unconsolidated investment in a real estate property. Cash provided by operations also included distributions from our unconsolidated investment in a real estate property of $179,531. Cash provided by operating activities was offset in part by cash used to fund changes in operating assets and liabilities of $903,378 during the nine months ended September 30, 2022 due to an increase in tenant receivables along with a decrease in accounts payable, accrued and other liabilities, partially offset by a decrease in prepaid and other assets.
The cash provided by operating activities of $6,312,683 during the nine months ended September 30, 2021 primarily reflects adjustments to our net income of $1,742,964 to exclude net non-cash charges of $6,021,967 related to depreciation and amortization, stock compensation expense, amortization of deferred financing costs, amortization of deferred lease incentives and amortization of above-market lease intangibles, which were partially offset by gain on sale of real estate investments, amortization of below-market lease intangibles, amortization of deferred rents, unrealized gain on interest rate swap valuation, gain on forgiveness of economic relief note payable, reversal of impairment of real estate property and undistributed income from our investment in an unconsolidated investment entity. Cash provided by operations also included distributions from our unconsolidated investment in real estate property of $247,929. The cash provided by operations was offset in part by cash used to fund changes in operating assets and liabilities of $1,700,177 during the nine months ended September 30, 2021 due to increases in notes receivable and prepaid and other assets and a decrease in accounts payable, accrued and other liabilities, partially offset by a decrease in tenant receivables.
We expect our cash flows will continue to be positive in the next twelve months due to an increase in our investments in operating assets as a result of our recent acquisitions; however, there can be no assurance that this expectation will be realized.
Cash Flows from Investing Activities
Net cash used in investing activities was $64,969,591 for the nine months ended September 30, 2022 and consisted primarily of the following:
•$127,144,029 for the acquisition of 16 real estate properties;
•$3,855,719 of additions to existing real estate investments;
•$2,100,000 payment of a lease incentive primarily for the PreK Education property; and
•$195,614 of purchase deposits, net.
These uses were partially offset by:
•$66,489,004 in proceeds from the sale of seven real estate investments; and
•$1,836,767 collection of a note receivable.
Net cash provided by investing activities was $20,293,056 for the nine months ended September 30, 2021 and consisted primarily of the following:
•$22,840,026 in net proceeds from the sale of three real estate investments; and
•$1,824,383 in collection of a note receivable from the sale of real estate property.

These proceeds were partially offset by:
•$3,644,221 for acquisition of a real estate investment;
•$531,382 of additions to existing real estate investments; and
•$195,750 of additions to intangibles assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2,962,196 for the nine months ended September 30, 2022 and consisted of the following:
•$150,000,000 in proceeds from borrowings on our Credit Facility Term Loan;
•$6,775,000 in net proceeds from our Credit Facility Revolver, more than offset by repayment of $8,022,000 on the prior credit facility with Banc of California (the “Prior Credit Facility”); and
•$114,500 in net proceeds from issuance of common stock in the Listed Offering.
These uses were partially offset by:
•$130,421,220 of mortgage note principal payments upon entering the Credit Facility and sale of four properties;
•$2,186,468 of deferred financing cost payments;
•$4,339,952 of cash distributions paid to common stockholders;
•$1,006,136 of cash distributions paid to the Class C OP Unit holder;
•$2,909,028 of cash dividends paid to preferred stockholders;
•$3,957,752 used for repurchases of common stock; and
•$1,084,748 for payments of offering costs.
Net cash provided by financing activities was $19,727,618 for the nine months ended September 30, 2021 and consisted primarily of the following:
•$47,570,374 in net proceeds from issuance of preferred stock;
•$2,911,744 in proceeds from issuance of common stock;
•$25,436,000 in proceeds from mortgage notes payable; and
•$18,804 of refundable loan deposits.
These uses were partially offset by:
•$29,434,396 of mortgage notes principal payments;
•$6,000,000 of net repayments on the Prior Credit Facility revolver;
•$16,881,466 used for repurchases of common stock;
•$2,565,452 of cash distributions paid to common stockholders;
•$946,914 for payments of offering costs; and
•$381,076 of deferred financing cost payments.
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

Additionally, we use AFFO as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of stock-based compensation, deferred rent, amortization of in-place lease valuation intangibles, deferred financing fees, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, write-offs of transaction costs and other one-time transactions. We also believe that AFFO is a recognized measure of sustainable operating performance of the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
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

The following are the calculations of FFO and AFFO for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) (in accordance with GAAP)	$4,450,767	$3,648,455	$(5,232,053)	$1,742,964
Preferred stock dividends	(921,875)	(143,403)	(2,765,625)	(143,403)
Net income (loss) attributable to common stockholders and Class C OP Units	3,528,892	3,505,052	(7,997,678)	1,599,561
FFO adjustments:
Add: Depreciation and amortization	3,598,592	3,342,713	10,581,765	10,420,000
Amortization of lease incentives	176,296	86,694	323,347	192,235
Depreciation and amortization for unconsolidated investment in a real estate property	192,551	182,324	573,487	545,896
Less: Gain on sale of real estate investments, net	(4,671,284)	(4,242,771)	(13,074,162)	(4,532,413)
Reversal of impairment of real estate investments	—	—	—	(400,999)
FFO attributable to common stockholders and Class C OP Units	2,825,047	2,874,012	(9,593,241)	7,824,280
AFFO adjustments:
Add: Amortization of corporate intangibles	—	471,790	—	1,397,529
Impairment of goodwill	—	—	17,320,857	—
Stock compensation	549,240	743,609	1,740,852	2,115,341
Deferred financing costs	101,783	7,393	1,470,289	207,086
Non-recurring loan prepayment penalties	—	—	615,336	—
Swap termination costs	—	—	733,000	23,900
Amortization of above-market intangible leases	43,763	32,454	108,675	97,367
Due diligence expenses, including abandoned pursuit costs	44,863	474,429	636,171	723,669
Less: Deferred rents	(237,164)	(247,716)	(1,046,721)	(950,694)
Unrealized gains on interest rate swaps, net	59,000	(166,338)	(1,319,013)	(684,057)
Amortization of below-market lease intangibles	(258,652)	(364,573)	(971,536)	(1,099,723)
Gain on forgiveness of economic relief note payable	—	—	—	(517,000)
Other adjustments for unconsolidated investment in a real estate property	(188)	(12,195)	(564)	(56,585)
AFFO attributable to common stockholders and Class C OP Units	$3,127,692	$3,812,865	$9,694,105	$9,081,113

Weighted average shares outstanding:
Basic	7,449,968	7,531,559	7,486,945	7,575,013
Fully diluted (1)	10,180,543	8,750,875	10,217,361	8,763,112

FFO Per Share:
Basic	$0.38	$0.38	$(1.28)	$1.03
Fully Diluted	$0.28	$0.33	$(1.28)	$0.89

AFFO Per Share:
Basic	$0.42	$0.51	$1.29	$1.20
Fully Diluted	$0.31	$0.44	$0.95	$1.04
(1)    Includes the Class C, Class M, Class P and Class R OP Units to compute the weighted average number of shares.

Results of Operations
As of September 30, 2022, we owned 47 operating properties, including the TIC Interest. We acquired 16 properties (15 industrial and one retail) during the first nine months of 2022 compared with one real estate acquisition of a retail property during the first nine months of 2021. We sold seven properties (six office and one flex) during the first nine months of 2022 and three retail properties and one industrial property during the first nine months of 2021. The operating results of the four properties that were classified as held for sale at December 31, 2021, including three properties that were sold during the three months ended March 31, 2021, were included in our continuing results of operations.
We expect that rental income, tenant reimbursements, depreciation and amortization expense and interest expense will increase for the full year of 2022 as compared with the full year of 2021, as a result of the 16 property acquisitions in 2022 (two in January 2022, an eight-property portfolio in April 2022, five in July 2022 and one in August 2022), partially offset by five dispositions in 2021 (three during the first quarter and one each during the third and fourth quarters) and seven dispositions in 2022 (four in February 2022, and one each in June, August and September 2022). Our results of operations for the three and nine months ended September 30, 2022 may not be indicative of those expected for the full year of 2022 or in future periods.
Due to the continuing COVID-19 pandemic, including the recent spread of its variants, in the United States and globally, many of our tenants and operating partners continue to be impacted, particularly by ongoing economic trends. The continued impact of the COVID-19 pandemic and its variants on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information regarding mutations of COVID-19, the success of actions taken to contain or treat COVID-19, the effectiveness of the current vaccines to contain the COVID-19 variants, and reactions by consumers, companies, governmental entities and capital markets. We, including our tenants, are also being impacted by increases in inflation and interest rates, along with disruptions in supply chains in the U.S. and globally. The effects of these challenging economic factors may be mitigated by the number of credit tenants in our portfolio and the diversity of our property locations and tenant industries.
Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
Rental Income
Rental income, including tenant reimbursements, for the three months ended September 30, 2022 and 2021 was $10,212,418 and $10,241,690, respectively. The relatively flat rental income quarter-over-quarter primarily reflects the early termination fee revenue of $1,528,484 in the prior year quarter related to the Cedar Park, Texas property leased to Dana Incorporated, which was sold on July 7, 2021 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for details of the transaction). Excluding the early termination fee revenue in the prior year quarter, rental income increased by $1,499,212, or 17.2%, primarily due to rental income contributions from our acquisition of the KIA auto dealership property in Carson, California on January 18, 2022, and our acquisition of eight industrial properties leased by Lindsay Precast, which contributed approximately 14.8% and 13.0% of our total rental income during the third quarter of 2022, respectively (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details). These increases together with the rental income contributions of nine other property acquisitions (one industrial property acquired in January 2022, five industrial properties acquired in July 2022, one industrial property acquired in August 2022 and two properties acquired during the second half of 2021 (one industrial and one retail)) were partially offset by the decrease in rental income from the sale of 12 properties over the last 21 months including four properties sold in February 2022 (one flex and three office), one office property sold in June 2022, two office properties sold in the third quarter of 2022, three retail properties sold in the first quarter of 2021 and two properties sold during the second half of 2021 (one industrial and one retail). Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. Rental income includes tenant reimbursements of $1,620,758 and $1,477,240 for the three months ended September 30, 2022 and 2021, respectively. The ABR of the operating properties owned as of September 30, 2022 was $34,843,592.
General and Administrative
General and administrative expenses were $1,838,388 and $2,907,956 for the three months ended September 30, 2022 and 2021, respectively. The decrease of $1,069,568, or 37%, as compared with the third quarter of 2021 primarily reflects decreases in compensation to employees due to personnel reductions during the second half of 2021 and the first quarter of 2022, as well as decreases in due diligence costs and professional services during the third quarter of 2022 compared to the third quarter of 2021.

Stock Compensation Expense
Stock compensation expense was $549,240 and $743,609 for the three months ended September 30, 2022 and 2021, respectively. The decrease of $194,369, or 26%, as compared with the third quarter of 2021 primarily reflects forfeitures related to employee terminations and resignations during the second half of 2021 and the first and third quarters of 2022.
Depreciation and Amortization
Depreciation and amortization expense was $3,598,592 and $3,814,503 for the three months ended September 30, 2022 and 2021, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $215,911, or 6%, as compared with the third quarter of 2021 primarily reflects the absence of amortization of corporate intangibles, which were impaired during the fourth quarter of 2021 in connection with our decision to exit the crowdfunding business.
Interest Expense
Interest expense includes interest paid or payable to lenders on our property mortgages and Credit Facility and related amortization of deferred financing costs and unrealized gains and losses on swap valuations. Total interest expense was $2,514,838 and $1,831,545 for the three months ended September 30, 2022 and 2021, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense). On January 18, 2022, we used funds from our initial borrowing from our Credit Facility to pay off 20 existing property mortgages on 27 properties, the $36,465,449 mortgage on the KIA auto dealership property which we acquired on January 18, 2022 and repayment of our Prior Credit Facility and related interest, aggregating $153,428,764. In addition, four interest rate swap agreements related to four property mortgages were terminated in connection with the prepayment of the property mortgages. The increase of $683,293, or 37%, in interest expense as compared with the third quarter of 2021 primarily reflects an increase in interest expense and amortization of deferred financing costs related to the new Credit Facility's usage as discussed above and the absence of an unrealized gain of $166,539 on swap valuation which was reflected in the prior year’s quarter, partially offset by lower interest expense and amortization of deferred financing costs on our mortgage notes payable due to the payoff of 20 properties discussed above and the sale of four held for sale properties as of December 31, 2021 in February 2022. Following the purchase of a second interest rate swap on October 26, 2022, the Company has hedged its $250 million Term Loan at a weighted average interest rate of 4.33% when the Company’s leverage ratio is no more than 40%. The weighted average interest rate on the Company’s total debt outstanding of approximately $201.4 million as of October 31, 2022 is 4.08% based on the Company’s leverage ratio of 38% as of September 30, 2022.
Property Expenses
Property expenses were $2,063,892 and $1,681,059 for the three months ended September 30, 2022 and 2021, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The increase of $382,833, or 23%, as compared with the third quarter of 2021, reflects increases in repairs and maintenance, property management fees and property taxes during the third quarter of 2022.
Gain on Sale of Real Estate Investments
The gain on sale of real estate investments of $4,671,284 and $4,242,771 for the three months ended September 30, 2022 and 2021, respectively, relates to the sale of two office properties during the third quarter of 2022 and one industrial property during the third quarter of 2021 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details of the gain on sale of real estate investments).

Other Income (Expense)
Interest income was $1,665 and $1,270 for the three months ended September 30, 2022 and 2021, respectively.
Income from unconsolidated investment in a real estate property was $64,358 and $75,403 for the three months ended September 30, 2022 and 2021, respectively. This reflects our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the third quarters of 2022 and 2021, respectively.
Other income of $65,992 and $65,993 for the three months ended September 30, 2022 and 2021, respectively, primarily reflects our monthly management fee from the entities that own the TIC Interest property, which is equal to 0.1% of the total investment value of the property.
Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
Rental Income
Rental income, including tenant reimbursements, for the nine months ended September 30, 2022 and 2021 was $30,255,185 and $28,323,568, respectively. The rental income for the nine months ended September 30, 2021 included early termination fee revenue of $1,528,484 related to the property in Cedar Park, Texas leased to Dana Incorporated which was sold on July 7, 2021 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for details of the transaction). Excluding the early termination fee revenue in the prior year period, rental income increased by $3,460,101, or 12.9%, as compared with the first nine months of 2021 primarily reflecting the rental income contribution from our acquisition of the KIA auto dealership property in Carson, California on January 18, 2022, and our acquisition of eight industrial properties leased to Lindsay Precast on April 19, 2022, which contributed approximately 14.0% and 7.9% of our total rental income during the first nine months of 2022, respectively (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details). These increases, together with the rental income contributions of nine other property acquisitions (one industrial property acquired in January 2022, five industrial properties acquired in July 2022, one industrial property acquired in August 2022 and two properties acquired during the second half of 2021 (one industrial and one retail)), were partially offset by the decrease in rental income from the sale of 12 properties over the last 21 months including four properties sold in February 2022 (one flex and three office), one office property sold in June 2022, two office properties sold in the third quarter of 2022, three retail properties sold in the first quarter of 2021 and two properties sold during the second half of 2021 (one industrial and one retail). Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. Rental income includes tenant reimbursements of $5,071,557 and $4,545,412 for the nine months ended September 30, 2022 and 2021, respectively. The ABR of the operating properties owned as of September 30, 2022 was $34,843,592.
General and Administrative
General and administrative expenses were $5,559,753 and $7,526,577 for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $1,966,824, or 26%, as compared with the first nine months of 2022 reflects decreases in compensation to employees due to personnel reductions, reduced costs for technology services following our exit from the crowdfunding business in the first quarter of 2022 and reduced costs for professional services during the first nine months of 2022.
Stock Compensation Expense
Stock compensation expense was $1,740,852 and $2,115,341 for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $374,489, or 18%, as compared with the first nine months of 2021 primarily reflects forfeitures related to employee terminations and resignations during the second half of 2021 and the first and third quarters of 2022.

Depreciation and Amortization
Depreciation and amortization expense was $10,581,765 and $11,817,529 for the nine months ended September 30, 2022 and 2021, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $1,235,764, or 10%, as compared with the first nine months of 2021 primarily reflects the absence of amortization of corporate intangibles, which were impaired during the fourth quarter of 2021 in connection with our decision to exit the crowdfunding business.
Interest Expense
Interest expense includes interest paid or payable to lenders on our property mortgages and Credit Facility and related amortization of deferred financing costs and unrealized gains and losses on swap valuations. Total interest expense was $5,280,167 and $5,711,330 for the nine months ended September 30, 2022 and 2021, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense). On January 18, 2022, we used funds from our initial borrowing from our Credit Facility to pay off 20 existing property mortgages on 27 properties, the $36,465,449 mortgage on the KIA auto dealership property which we acquired on January 18, 2022 and repayment of our Prior Credit Facility and related interest, aggregating $153,428,764. In addition, four interest rate swap agreements related to four property mortgages were terminated in connection with the prepayment of the property mortgages. The decrease of $431,163, or 8%, as compared with the first nine months of 2021 primarily reflects an approximately $821,000 decrease in interest expense paid or payable to lenders, partially offset by the decrease in unrealized gain on interest rate swaps and additional amortization of deferred financing costs. Following the purchase of a second interest rate swap on October 26, 2022, the Company has hedged its $250 million Term Loan at a weighted average interest rate of 4.33% when the Company’s leverage ratio is no more than 40%. The weighted average interest rate on the Company’s total debt outstanding of approximately $201.4 million as of October 31, 2022 is 4.08% based on the Company’s leverage ratio of 38% as of September 30, 2022.
Property Expenses
Property expenses were $6,794,369 and $5,302,292 for the nine months ended September 30, 2022 and 2021, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The increase of $1,492,077, or 28%, as compared with the first nine months of 2021 reflects increases in repairs and maintenance, property management fees and property taxes during the first nine months of 2022 and approximately $587,000 in write-offs of costs related to our proposed acquisition of 10 properties leased to Walgreens which we abandoned due to inability to obtain the mortgage servicer’s approval prior to the February 18, 2022 contract termination date and changes in market conditions. These write-offs included legal and due diligence costs and forfeiture of $375,000 of our $1,000,000 earnest money deposit.
Reversal of Impairment of Investment in Real Estate Property
Reversal of impairment of investment in real estate property of $400,999 for the nine months ended September 30, 2021 reflects an adjustment to reduce the impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for investment and use in June 2021.
Impairment of Goodwill
The impairment of goodwill of $17,320,857 for the nine months ended September 30, 2022 reflects the significant decline in the market value of our common stock since it began trading on the NYSE in February 2022. For the quarter ended March 31, 2022, management considered the fact that the trading price of our common stock caused our market capitalization to be below the book value of our equity as of March 31, 2022. Our stock price is materially below both our historical net asset value and the book value of our equity, reflecting the negative impacts of rising inflation and interest rates, declining office occupancy rates affecting owners of real estate properties and fears of a potential recession. We, therefore, reduced the carrying value of goodwill to zero as of March 31, 2022 (see Note 5 to our accompanying unaudited condensed consolidated financial statements for additional details).

Gain on Sale of Real Estate Investments
The gain on sale of investments of $13,074,162 and $4,532,413 for the nine months ended September 30, 2022 and 2021, respectively, relates to the sale of seven properties (six office and one flex) during the first nine months of 2022 and three retail properties and one industrial property during the first nine months of 2021 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details of the gain on sale of real estate investments).
Other (Expense) Income
Interest income was $16,863 and $1,370 for the nine months ended September 30, 2022 and 2021, respectively.
Income from unconsolidated investment in a real estate property was $226,690 and $222,705 for the nine months ended September 30, 2022 and 2021, respectively. This reflects our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first nine months of 2022 and 2021, respectively.
Gain on forgiveness of economic relief note payable of $517,000 for the nine months ended September 30, 2021 reflects the Small Business Administration’s forgiveness in February 2021 of our economic relief note payable obtained in April 2020 under the terms of the Paycheck Protection Program.
Loss on early extinguishment of debt of $1,725,318 for the nine months ended September 30, 2022 reflects non-cash charges of $1,164,998 for deferred financing costs and prepayment penalties of $615,336 upon repayment of 20 mortgages on 27 properties, full repayment of our Prior Credit Facility and mortgage repayments related to four asset sales, as well as $733,000 of swap termination fees related to the four mortgage refinancings and the related recognition of termination gains of $788,016 (see Notes 7 and 8 to our accompanying unaudited condensed consolidated financial statements for more details).
Other income of $198,128 and $217,978 for the nine months ended September 30, 2022 and 2021, respectively, primarily reflects our monthly management fee from the entities that own the TIC Interest property, which is equal to 0.1% of the total investment value of the property.
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
In connection with our Listed Offering of Class C common stock, we incurred organizational and offering costs in the aggregate of $885,500 through September 30, 2022. We also incurred additional organizational and offering costs of $138,058 and $1,084,748 during the three and nine months ended September 30, 2022, respectively, related to our Registration Statement on Form S-3 (File No. 333-263985) that we filed on March 30, 2022, and Amendment No. 1 to the Registration Statement on Form S-3 that we filed on May 27, 2022, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our $50,000,000 ATM Offering on June 6, 2022. As of September 30, 2022, no shares were issued in connection with our ATM Offering.

Distributions
Preferred Dividends
On March 18, 2022 and June 15, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for each of the first and second quarters of 2022, which were paid on April 15, 2022 and July 15, 2022, respectively. On August 18, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for the third quarter of 2022. This amount was accrued as of September 30, 2022 and was paid on October 17, 2022 (see Note 14 to our accompanying unaudited condensed consolidated financial statements for more details).
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
Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows for the first nine months of 2022 and the four quarters of 2021:

Period (1)	Total Distributions Declared	Distributions Declared Per Share	Distributions Paid		Cash Flows (Used in) Provided by Operating Activities	Net Rental Income Received	Offering Proceeds	Quarter End Accrued Distribution
			Cash	Reinvested
2022 (2)
First Quarter	$2,907,122	$0.387499	$1,418,783	$1,492,404	$(1,083,310)	$2,907,122	$—	$854,599
Second Quarter	2,142,075	0.287500	2,070,570	711,223	6,159,782	2,142,075	—	844,183
Third Quarter	2,143,444	0.287500	1,856,735	663,219	4,250,291	2,143,444	—	841,510
2022 Totals	$7,192,641	$0.962499	$5,346,088	$2,866,846	$9,326,763	$7,192,641	$—
2021
First Quarter	$1,991,676	$0.258903	$891,202	$1,130,949	$102,091	$1,991,676	$—	$675,221
Second Quarter	1,976,511	0.261780	835,381	1,131,281	2,981,262	1,976,511	—	650,167
Third Quarter	1,981,725	0.264656	838,868	1,137,501	3,299,330	1,981,725	—	643,025
Fourth Quarter	2,160,966	0.289864	907,927	1,200,880	3,346,002	2,160,966	—	730,445
2021 Totals	$8,110,878	$1.075203	$3,473,378	$4,600,611	$9,728,685	$8,110,878	$—
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
(2)    Includes the 13th distribution for 2021 declared on January 5, 2022 for Class C common stock only and distributions to Class C OP Units.

Prior to 2022, distributions to stockholders were declared and paid based on daily record dates at rates per share per day. Beginning in 2022, distributions to stockholders are declared and paid based on monthly record dates. The distribution details are as follows:

Distribution Period	Rate Per Share Per Day (1)	Declaration Date	Payment Date
2021
January 1-31	$0.00287670	December 9, 2020	February 25, 2021
February 1-28	$0.00287670	January 27, 2021	March 25, 2021
March 1-31	$0.00287670	January 27, 2021	April 26, 2021
April 1-30	$0.00287670	March 25, 2021	May 25, 2021
May 1-31	$0.00287670	March 25, 2021	June 25, 2021
June 1-30	$0.00287670	March 25, 2021	July 26, 2021
July 1-31	$0.00287670	June 16, 2021	August 25, 2021
August 1-31	$0.00287670	June 16, 2021	September 27, 2021
September 1-30	$0.00287670	June 16, 2021	October 25, 2021
October 1-31	$0.00315070	August 12, 2021	November 24, 2021
November 1-30	$0.00315070	August 12, 2021	December 21, 2021
December 1-31	$0.00315070	August 12, 2021	January 5, 2022
13th Distribution (2)	$0.00027397	January 5, 2022	January 18, 2022

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2022
January 1-31	$0.09583300	January 27, 2022	February 25, 2022
February 1-28	$0.09583300	February 17, 2022	March 25, 2022
March 1-31	$0.09583300	February 17, 2022	April 25, 2022
April 1-30	$0.09583300	March 18, 2022	May 25, 2022
May 1-31	$0.09583300	March 18, 2022	June 27, 2022
June 1-30	$0.09583300	March 18, 2022	July 25, 2022
July 1-31	$0.09583300	June 15, 2022	August 25, 2022
August 1-31	$0.09583300	June 15, 2022	September 26, 2022
September 1-30	$0.09583300	June 15, 2022	October 25, 2022
October 1-31	$0.09583300	August 18, 2022	November 23, 2022 (3)
November 1-30	$0.09583300	August 18, 2022	December 23, 2022 (3)
December 1-31	$0.09583300	August 18, 2022	January 25, 2022 (3)
(1)    Distributions paid per share of Class S common stock through January 2022 were net of deferred selling commissions.
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

Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of September 30, 2022, December 31, 2021 and September 30, 2021, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	As of
	September 30, 2022	December 31, 2021	September 30, 2021
Number of properties:	(1)	(1)	(2)
Industrial, including TIC Interest	26	12	12
Retail	13	12	12
Office	8	14	14
Total operating properties and properties held for sale	47	38	38
Land	1	1	1
Total properties	48	39	39

Leasable square feet:
Industrial	2,434,373	1,514,876	1,145,519
Retail	234,029	161,406	291,513
Office	508,710	800,036	853,963
Total	3,177,112	2,476,318	2,290,995
(1)    Includes four properties (three office and one industrial) held for sale as of December 31, 2021.
(2)    Includes one retail property held for sale as of September 30, 2021.
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

We completed the following acquisitions during the nine months ended September 30, 2022 and 2021 as follows:

Property and Location	Acquisition Date	Property Type	Rentable Square Feet	Acquisition Price
KIA, Carson, CA	1/18/2022	Retail	72,623	$69,405,050
Kalera, St. Paul, MN	1/31/2022	Industrial	78,857	8,119,009
Lindsay, Colorado Springs 1, CO	4/19/2022	Industrial	23,452	2,311,934
Lindsay, Colorado Springs 2, CO	4/19/2022	Industrial	36,454	3,314,406
Lindsay, Dacono, CO (1)	4/19/2022	Industrial	39,088	6,068,788
Lindsay, Alachua, FL	4/19/2022	Industrial	96,792	8,518,123
Lindsay, Franklinton, NC	4/19/2022	Industrial	69,939	7,181,113
Lindsay, Fulton 1, OH	4/19/2022	Industrial	147,998	11,345,533
Lindsay, Fulton 2, OH	4/19/2022	Industrial	129,112	10,190,942
Lindsay, Rock Hill, SC	4/19/2022	Industrial	75,360	6,555,983
Producto, Endicott, NY	7/15/2022	Industrial	31,262	2,362,310
Producto, Jamestown, NY	7/15/2022	Industrial	41,111	3,073,686
Valtir, Centerville, UT	7/26/2022	Industrial	133,678	4,685,354
Valtir, Orangeburg, SC	7/26/2022	Industrial	54,549	5,600,270
Valtir, Fort Worth, TX	7/26/2022	Industrial	72,498	3,278,521
Valtir, Lima, OH	8/4/2022	Industrial	32,887	9,921,943
			1,135,660	$161,932,965
2021
Raising Cane's, San Antonio, TX	07/26/2021	Retail	3,853	$3,644,221
(1)    As of September 30, 2022, buildings and improvements exclude non-refundable deposit of $820,614 for funding of ongoing building construction. This deposit is included in prepaid expenses and other assets in our accompanying unaudited condensed consolidated balance sheet as of September 30, 2022.
We completed the following dispositions during the nine months ended September 30, 2022 and 2021 as follows:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sales Price	Net Proceeds
2022
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$—
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	—
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	11,892,305	(1)
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	5,012,724
EMCOR	Cincinnati, OH	6/29/2022	Office	39,385	6,525,000	6,345,642
Williams Sonoma	Summerlin, NV	8/26/2022	Office	35,867	9,300,000	8,964,252
Wyndham	Summerlin, NV	9/16/2022	Office	41,390	12,900,000	12,267,571
				343,126	$68,725,000	$44,482,494
2021
Chevron Gas Station	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$3,914,909
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	2,684,225
Chevron Gas Station	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	4,054,327
Dana	Cedar Park, TX	7/7/2021	Industrial	45,465	10,000,000	$4,975,334
				$88,361	$23,714,188	$15,628,795
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
Effective January 26, 2022, we extended the lease term of our ITW Rippey property located in El Dorado Hills, California from August 1, 2022 to July 31, 2029 with a 6% increase in annual rent commencing August 1, 2022 and 3% annual escalations thereafter. We also agreed to provide a tenant improvements allowance of $481,250 in connection with this extension and granted ITW Rippey an option to extend the lease term for an additional five years commencing August 1, 2029. On July 15, 2022, we agreed to allow ITW Rippey to utilize their tenant improvements allowance for any sums due under the lease.
Effective March 4, 2022, we extended the lease term of our Williams Sonoma property located in Summerlin, Nevada from October 31, 2022 to October 31, 2025 with a 4% increase in annual rent commencing November 1, 2022 and 2.7% annual escalations thereafter. We also agreed to provide the tenant with one month of free rent, an inducement payment of $100,000 and tenant improvements allowance of $166,450 and paid a leasing commission of $90,383 in connection with this extension. We sold this property on August 26, 2022 (see details of sale on the disposition table above).
We are continuing to explore potential lease extensions for certain of our other properties.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of September 30, 2022 and December 31, 2021, we had obligations to pay approximately $609,788 and $189,136, respectively, for on-site and tenant improvements to be incurred by tenants. We expect that the related improvements will be completed during the 2022 calendar year and will be funded from cash on hand, operating cash flow or borrowings under our Revolver.
In addition, we have identified approximately $855,000 of roof and HVAC replacement, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months. Approximately $317,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. We will initially pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $538,000 are not recoverable from tenants. These improvements will be funded from cash on hand, operating cash flows, borrowings under our Revolver or proceeds from the sale of shares of our common stock.
Recent Market Conditions
The continuing significant uncertainties in the market related to supply chain disruptions, inflation and increases in interest rates have added to negative impacts caused by developments in the Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia. Volatility in stock and bond markets, particularly the rapid rise in yields on U.S. Treasury securities, may negatively impact our operating results.
In addition, we continue to face significant uncertainties due to the COVID-19 pandemic, including any future variants thereof, although the impacts of the COVID-19 pandemic on the economy appear to have diminished and the general commercial real estate market appears to be recovering from such impacts. Both the investing and leasing environments are currently highly competitive. The COVID-19 pandemic has resulted in significant disruptions in utilization of office properties and uncertainty over how tenants will respond when their leases are scheduled to expire.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. We have no leases scheduled to expire in the remainder of 2022, and three leases (two office and one industrial) scheduled to expire in 2023, which comprise an aggregate of 142,146 leasable square feet and represent approximately 2.8% of projected ABR from properties as of September 30, 2022. One of the office tenants has notified us of their intent not to renew their lease and we are negotiating potential extensions with the other two tenants. The other tenants of these properties could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.

Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. However, we successfully negotiated lease extensions for nine properties during 2021 and the first quarter of 2022 and are in the process of negotiating potential lease extensions with other tenants.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, impacts of the COVID-19 pandemic, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. Increases in interest rates on our floating rate debt will reduce our net income and cash flows. In January 2022, we refinanced all but four of our properties (including the TIC Interest) with proceeds from the $250,000,000 Credit Facility which includes floating rates based on SOFR and our leverage ratio as described above. The mortgage on our Sutter Health property does not mature until March 9, 2024 and the other three mortgages do not mature until after September 2027. All four of these mortgages are at fixed rates. Our Revolver does not mature until January 18, 2026 and can be extended for an additional 12 months thereafter, while our Term Loan does not mature until January 18, 2027. Any future uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. If we are not able to refinance our indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions can change quickly, potentially negatively impacting the value of real estate investments.
We continuously review our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. On May 10, 2022, we purchased a five-year swap to fix SOFR at 2.258% on our $150,000,000 Term Loan that results in a fixed interest rate of 3.858% on the Term Loan when our leverage ratio is less than or equal to 40%. As part of this transaction, we agreed to a one-time option to terminate the swap on December 31, 2024, which reduced the swap rate. On October 26, 2022, we purchased a five-year swap to fix SOFR at 3.44% on an additional $100,000,000 of our Term Loan that will result in a fixed interest rate of 5.04% on additional draws under the expanded Term Loan when our leverage ratio is less than or equal to 40%. As part of the swap transaction, we sold a one-time option to terminate the swap on December 31, 2024, which reduced the swap rate. Under the Credit Facility, the interest rate will continue to vary based on our leverage ratio. As a result of the above transactions, the Company has hedged its $250 million Term Loan at a weighted average interest rate of 4.33% when the Company’s leverage ratio is no more than 40%. The weighted average interest rate on the Company’s total debt outstanding of approximately $201.4 million as of October 31, 2022 is 4.08% based on the Company’s leverage ratio of 38% as of September 30, 2022.
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 23, 2022. There have been no significant changes to our policies during the nine months ended September 30, 2022.
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
Subsequent Events
See Note 14 to our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to September 30, 2022 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of September 30, 2022.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic and the worsening inflation and the impact both may have on our operations, including our internal control.
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
During the three months ended September 30, 2022, we issued an aggregate of 10,317 shares of Class C common stock to non-employee members of the Board for their service as Board members during the third quarter of 2022 and an aggregate of 4,666 shares of Class C common stock, which were issued in July 2022 to non-employee members of the Board for their service as directors during the second quarter of 2022. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
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
From July 1, 2022 through September 30, 2022, we repurchased a total of 45,715 shares of our common stock for a total of $703,850 under this share repurchase program for an average cost of $15.40 per share. Since inception of our share repurchase program in February 2022 through September 30, 2022, we have repurchased a total of 233,145 shares for a total of $3,957,752, for an average cost of $16.98 per share. Our last share repurchases during the quarter ended September 30, 2022 were made on August 24, 2022.
The following table summarizes our repurchase activity under our share repurchase program for our Class C common stock for the three months ended September 30, 2022.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid Per Share
July 1-31, 2022	19,425	$15.52
August 1-31, 2022	26,290	$15.30
September 1-30, 2022	—	$—
Total	45,715	$15.40
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: November 14, 2022