Form 10-K
period 2022-12-31
MODIV INC.
filed 2023-03-13
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40814
________________________________________________________
MODIV INC.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________________________

Maryland	47-4156046
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 S. Virginia Street Reno, NV	89501
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No   ☒
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of its Class C common stock held by non-affiliates was $131,302,924, calculated by reference to the closing price of the Registrant's Class C common stock on the New York Stock Exchange on June 30, 2022 of $17.68 per share.
As of February 28, 2023, there were 7,546,069 outstanding shares of the Registrant’s Class C common stock.
Documents Incorporated by Reference:
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2022. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

PART I
ITEM 1.    BUSINESS
The Company
Modiv is an internally-managed Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2016. Modiv acquires, owns and manages a portfolio of single-tenant net-lease properties throughout the United States, with a focus on acquiring critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen the nation's supply chains. Modiv also owns non-core, legacy retail and office real estate properties, and is gradually reducing its office and retail exposure, subject to market conditions, with the goal of becoming a pure-play industrial manufacturing REIT. Modiv seeks to provide investors access to MOnthly DIVidends through a durable portfolio of real estate investments designed to generate both current income and long-term growth. Driven by an investor-first focus and an experienced and dedicated management team, Modiv leveraged its history as a real estate crowdfunding pioneer to create a $535 million real estate portfolio (unaudited, based on estimated fair value) of income-producing real estate as of December 31, 2022. Additionally, Modiv strives towards a “best-in-class” corporate governance structure through a board of directors and management team with decades of institutional real estate industry experience.
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
As of December 31, 2022, our real estate investment portfolio consisted of 46 properties located in 17 states consisting of 27 industrial properties, including our approximate 72.7% tenant-in-common interest in a Santa Clara industrial property (the “TIC Interest”), 12 retail properties and 7 office properties (including one held for sale). The net book value of our real estate investments as of December 31, 2022 was $425,963,908.
Details of our portfolio of 46 operating properties, including one office property held for sale and the TIC Interest, as of December 31, 2022 are as follows:
•    27 industrial properties, including the TIC Interest, which represented approximately 59% of the portfolio (expressed as a percentage of annual base rent for the next 12 months (“ABR”)), 12 retail properties, which represented approximately 20% of the portfolio, and 7 office properties (including one held for sale), which represented approximately 21% of the portfolio;
•    Occupancy rate of 100%;
•    Leased to 30 different commercial tenants doing business in 17 separate industries;
•    Approximately 3.2 million square feet of aggregate leasable space, including the TIC Interest;
•    An average leasable space per property of approximately 69,000 square feet; with approximately 94,000 square feet per industrial property; approximately 19,000 square feet per retail property; and approximately 57,000 square feet per office property (including one held for sale); and
•    Outstanding mortgage notes payable balance of $44,515,009 for three properties, a credit facility term loan balance of $150,000,000 and credit facility revolver balance of $3,000,000.

As of December 31, 2022, all 46 operating properties in our portfolio are single-tenant net-lease properties and all 46 properties were leased, with a weighted average lease term (“WALT”), after reflecting lease extensions through the filing date of this Annual Report on Form 10-K and excluding rights to extend a lease at the option of the tenant, of approximately 11.9 years compared with a WALT of 6.3 years as of December 31, 2021.
As of December 31, 2022, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximately 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC became an independent member of our board of directors in December 2019 and retired from our board of directors in December 2021.
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
Through December 31, 2021, we had sold 6,997,069 shares of Class C Common Stock, including 976,497 shares of Class C Common Stock sold under the distribution reinvestment plan (“DRP”) applicable to Class C Common Stock, for aggregate gross offering proceeds of $206,430,729, and 64,618 shares of Class S Common Stock, including 2,964 shares of Class S Common Stock sold under our DRP applicable to Class S Common Stock, for aggregate gross offering proceeds of $1,954,423.
On December 8, 2021, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, we filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the Listed Offering of our Class C Common Stock, which became effective on February 10, 2022. The Listed Offering of our Class C Common Stock closed on February 15, 2022. In connection with the Listed Offering, we sold 40,000 shares of our Class C Common Stock at $25.00 per share to a major stockholder who was formerly a related party (see Note 9 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details). In connection with our Listed Offering, each share of Class S Common Stock outstanding was converted into a share of Class C Common Stock.
On March 30, 2022, we filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, we filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our at-the-market offering of up to $50,000,000 of our Class C Common Stock (the “ATM Offering”) on June 6, 2022. As of December 31, 2022, no shares have been issued in connection with our ATM Offering.

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. If we continue to meet the qualification requirements for taxation as a REIT for U.S. federal income tax purposes, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. If we fail to maintain our qualification for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we would be precluded from qualifying for taxation as a REIT for the four taxable years following the year during which we failed to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our stockholders.
The Operating Partnership Agreement, as Amended
On February 1, 2021, we, and certain of the limited partners of the Operating Partnership, entered into the Third Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”), which amended and restated the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership dated December 31, 2019. We are the sole general partner of the Operating Partnership and, as of the date of this Annual Report on Form 10-K, we own an approximate 73% interest in the Operating Partnership, and our limited partners own an approximate 27% interest in the Operating Partnership, comprised of Class M OP Units, units of Class P limited partnership interest (“Class P OP Units”), units of Class R limited partnership interest (“Class R OP Units”) and units of Class C limited partnership interest (“Class C OP Units”) in the Operating Partnership. Such Class M OP Units, Class P OP Units, Class R OP Units and Class C OP Units are described below and discussed further in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Class M OP Units
There were 657,949.5 Class M OP Units outstanding as of both December 31, 2022 and 2021. The Class M OP Units are non-voting, non-dividend accruing, and were not able to be transferred or exchanged prior to the one-year anniversary of the completion of the Self-Management Transaction. Following the one-year anniversary of the completion of the Self-Management Transaction, the Class M OP Units are convertible into Class C OP Units at a conversion rate of 1.6667 Class C OP Units for each one Class M OP Unit, subject to a reduction in the conversion ratio (which reduction may vary depending upon the amount of time held) if the exchange occurs prior to the four-year anniversary of the completion of the Self-Management Transaction. As of December 31, 2022 and 2021, no Class M OP Units had been converted to Class C OP Units.
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
The hurdles for AUM and AFFO per share were not met for fiscal year 2022 or 2021, and we do not expect to meet both of the hurdles for 2023. Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, based on the NYSE closing share price of $12.00 on December 30, 2022, the last trading day of 2022, a Class M OP Unit would be valued at $20.00 (unaudited). This value does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units, as discussed above, and the Class P OP Units, as discussed below.
Class P OP Units
There were 56,029 Class P OP Units outstanding as of both December 31, 2022 and 2021. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Amended OP Agreement), or (3) the date of the employee’s involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.

On December 31, 2019, we issued a total of 56,029 Class P OP Units to Aaron S. Halfacre, our Chief Executive Officer and President, and Raymond J. Pacini, our Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to both executives as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated net asset value (“NAV”) per share of $30.48 (unaudited) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit, which resulted in a valuation of $1,509,319.
Under the Amended OP Agreement, the Class C OP Units will continue to be exchangeable for shares of our Class C Common Stock on a 1-for-1 basis, or for cash as solely determined by us.
Class R OP Units
On January 25, 2021, the board of directors approved the grant of Class R OP Units to all of our employees and there were 316,343 Class R OP Units outstanding as of December 31, 2022. All of the Class R OP Units granted are restricted from transfer, conversion or exchange until March 31, 2024 when they are then mandatorily convertible into Class C OP Units at a conversion ratio of one Class C OP Unit for each one Class R OP Unit, which conversion ratio can increase to 2.5 Class C OP Units for each one Class R OP Unit if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023.
Class C OP Units
In connection with our January 18, 2022 acquisition of a KIA auto dealership property located on Interstate 405 in Carson, California, we issued 1,312,382 Class C OP Units, valued at $25.00 per unit, to the seller for approximately 47% of the property value.
Investment Objectives and Criteria and Policies With Respect to Certain Activities
Overview
Absent any change in our investment strategy, we intend to make future investments primarily in income-generating industrial manufacturing real estate throughout the United States and, to a lesser extent real estate-related investments, which may include real estate securities, through wholly-owned or majority-controlled subsidiaries. Such investments could arise from single asset transactions and/or portfolio mergers and acquisitions. We also own non-core, legacy retail and office real estate properties, and are gradually reducing our office and retail exposure, subject to market conditions, with the goal of becoming a pure-play industrial manufacturing REIT.
With respect to our real estate investments, we plan to continue to diversify our portfolio by corporate credit, physical geography, industry and lease duration with the goal of acquiring a portfolio of income-producing real estate investments that provide attractive and stable returns to our stockholders as well as potential capital appreciation in the value of our investments. Given our history of consolidating non-traded REITs and the mergers and acquisitions experience of our management team, we will consider acquisitions of, or majority investments in, listed and non-listed real estate companies or portfolios as an ancillary investment strategy.
Our investment objectives and policies may be amended or changed at any time by our board of directors without a vote of stockholders. Although we have no plans at this time to change any of our investment objectives described herein, our board of directors may change any and all such investment objectives, including our focus on the properties and investments described above, if it believes such changes are in the best interests of our stockholders. We intend to notify our stockholders of any change to our investment policies by disclosing such changes in a public filing such as a filing under the Exchange Act, as appropriate. We cannot assure you that our policies or investment objectives will be attained or that the value of our Class C Common Stock will not decrease.

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
Purchases of properties in the near-term will be funded primarily with borrowings under our Credit Facility (defined below), proceeds from dispositions of office and retail properties, and cash on hand. In the long-term, we expect to sell additional shares of our Class C Common Stock, subject to market conditions and a recovery in the trading price of our Class C Common Stock. We are targeting leverage, over the long-term once we achieve scale, of 40% or lower of the aggregate fair value of our real estate properties plus our cash and cash equivalents; however, we will consider incurring higher leverage in the near-term if we identify attractive acquisition opportunities in advance of completing dispositions or raising additional equity. We expect the trend of onshoring manufacturing to accelerate and plan to focus future acquisitions on industrial manufacturing properties while reducing the number of office and retail properties, subject to market conditions and the availability of prices that we consider attractive. We can provide no assurance that we will achieve our investment objectives. See the Part I, Item 1A. Risk Factors section of this Annual Report on Form 10-K.
Investment Strategy
Commercial Real Estate
In pursuit of our primary investment objectives, we seek to acquire a portfolio of income-generating commercial real estate investments in industrial manufacturing properties throughout the United States diversified by corporate credit, physical geography, industry and lease duration. While we are primarily focused on acquiring industrial manufacturing properties, we may also acquire other assets, including, without limitation, other industrial properties. We intend to acquire assets consistent with our acquisition philosophy by focusing primarily on properties leased to tenants at the time we acquire them, with strong financial statements and typically subject to long-term leases with defined rental rate increases.
We may also acquire assets with short-term leases or that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment. Given our current focus on industrial manufacturing, we do not designate specific geography or industry allocations for the portfolio; rather, we intend to invest in industrial manufacturing properties where we see the best opportunities that support our investment objectives. We are in the process of increasing our asset allocation to the industrial sector and decreasing our allocation to the office and retail sectors.
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

Our management team has substantial discretion with respect to the selection of specific properties. However, acquisition parameters are established by our board of directors and potential acquisitions outside of these parameters require approval by our board of directors, including a majority of our independent directors. In selecting a potential property for acquisition, we consider a number of factors, including, but not limited to, the following:
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
Some of the properties we intend to acquire may be leased to public companies or their subsidiaries. Many public companies have their creditworthiness analyzed by bond rating firms such as Standard & Poor’s and Moody’s. These firms issue credit rating reports which segregate public companies into what are commonly called “investment grade” companies and “non-investment grade” companies. We expect that our portfolio of properties will contain a mix of properties that are leased to investment grade public companies, non-investment grade public companies, and non-public companies (or individuals).
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
The majority of our leases entered into over the last 18 months require tenants to provide us with financial reports on a regular basis and we intend to analyze tenant creditworthiness on an ongoing basis, post-acquisition. However, many of our older legacy leases limit our ability as landlord to demand non-public tenant financial information on a recurring basis. It is our policy and practice, however, to monitor public announcements regarding our tenants, as applicable, and tenant payment histories.

Description of Leases
We expect to invest in industrial manufacturing real estate investments, which are primarily single tenant properties, with new leases negotiated in connection with sale and leaseback transactions or existing net leases. “Net” leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined ABR. Most of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. Full-service gross leases require the landlord to be responsible for all operating expenses of the property.
We anticipate that most of our acquisitions will have lease terms of 15+ years at the time of the property acquisition and we may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the net leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk. Tenants are required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. We will track and review the insurance certificates for compliance.
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
Our primary borrowing mechanism is a $400,000,000 credit agreement (“Credit Agreement”) which provides a $150,000,000 revolving line of credit due in January 2026, which may be extended by up to 12 months subject to certain conditions (the “Revolver”), and a $250,000,000 term loan due in January 2027 (the “Term Loan” and together with the Revolver, the “Credit Facility”). The Revolver and the Term Loan are available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures. The Credit Facility includes customary representations, warranties and covenants as described in Part I, Item 7. Liquidity and Capital Resources.
While our Credit Facility allows for borrowings of up to 60% of our borrowing base, we are targeting leverage of 40% or lower over the long-term once we achieve scale; however, we will consider higher leverage in the near-term if we identify attractive acquisition opportunities in advance of completing dispositions or raising additional equity.
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
Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title in real property or interests in entities that own and operate real estate. If we make investments in listed and non-listed real estate and real estate-related companies, such investments will generally involve acquiring the assets of, or a controlling interest (whether by the way of share purchase, merger, partnership, joint venture or otherwise) in such entities. We may also purchase real estate-related debt and equity securities in those limited instances where doing so is conducive to completing a merger or acquisition of another entity.

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
Real Property Investments
We will continually evaluate various target property investments and engage in discussions and negotiations with sellers regarding our potential purchase of properties. If we believe that a reasonable probability exists that we will acquire a significant property or portfolio of properties (a “Significant Property Acquisition”), we will disclose the pending material terms of the Significant Property Acquisition in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K (a “Current Report”) after we have completed due diligence. We expect that this may occur following the signing of a purchase agreement for a Significant Property Acquisition and upon the satisfaction or expiration of major contingencies in any such purchase agreement, depending on the particular circumstances surrounding each potential investment. The disclosure will also describe any improvements proposed to be constructed thereon and other information that we consider appropriate for an understanding of the transaction. Further data will be made available after any pending Significant Property Acquisition is consummated, also by means of a Current Report, if appropriate. The disclosure of any proposed Significant Property Acquisition cannot be relied upon as an assurance that we will ultimately consummate such acquisition or that the information provided concerning the proposed acquisition will not change between the date of the Current Report and any actual purchase.
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
Co-Ownership Real Estate Investments
We may acquire some of our properties in the form of a co-ownership, including but not limited to tenants-in-common and joint ventures. Among other reasons, we may want to acquire properties through a co-ownership structure with third parties in order to take advantage of growth opportunities for our portfolio. Co-ownership structures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through co-ownership structures. In determining whether to utilize a particular co-ownership structure, our management will evaluate the subject real property under the same criteria described elsewhere in this Annual Report on Form 10-K. To the extent possible, we will attempt to obtain a right of first refusal or option to buy a property held by a co-ownership structure and allow such co-owners to exchange their interest for our Operating Partnership’s units or to sell their interest to us in its entirety.

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
Disposition Policies
We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. During the fourth quarter of 2021, we embarked on a strategic plan to reduce our exposure to office and retail properties and increase our WALT by acquiring industrial manufacturing properties with the majority of the lease terms having 15+ years in duration.
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
We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain a pollution insurance policy for some of our properties to insure against the potential liability of remediation and exposure risk. See Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate.
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
Major Tenants
The details of our top ten tenants, based on ABR, as of December 31, 2022 are as follows:

			S&P/	Lease			Square
			Moody's	Expiration		ABR %	Feet	SF %
Tenant	Location	Sector	Rating	Date	ABR	Total	(“SF”)	Total
Trophy of Carson	California	Retail	Not rated	1/31/2047	$3,984,941	12%	72,623	2%
Lindsay	Various	Industrial	Not rated	4/30/2047	3,783,930	11	618,195	20
Costco Wholesale	Washington	Office	A+/Aa3	7/31/2025	2,362,956	7	97,191	3
AvAir	Arizona	Industrial	Not rated	12/31/2032	2,318,570	7	162,714	5
3M	Illinois	Industrial	A+/A1	7/31/2034	1,856,419	6	410,400	13
Valtir	Various	Industrial	Not rated	7/21/2037 & 7/31/2047	1,814,847	5	293,612	9
Taylor Farms Foods	Arizona	Industrial	Not rated	9/30/2033	1,638,884	5	216,727	7
FUJIFILM Dimatix (a)	California	Industrial	AA-/A2	3/16/2026	1,630,916	5	91,740	3
Cummins, Inc.	Tennessee	Office	A+/A2	2/29/2024	1,520,789	4	87,230	3
Northrop Grumman	Florida	Industrial	BBB+/Baa1	5/31/2026	1,274,437	4	107,419	3
Totals					$22,186,689	66%	2,157,851	68%
(a)    Reflects our approximate 72.7% TIC Interest.
See Part I, Item 1A. Risk Factors – Risks Related to Our Business – We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Employees
As of December 31, 2022, we had 12 total employees, all of which are full-time employees.
Principal Executive Offices
Effective December 16, 2022, we and our subsidiaries moved our principal executive offices to 200 S. Virginia Street, Reno, Nevada, 89501 from 120 Newport Center Drive, Newport Beach, California, 92660. Our telephone number and website address are (888) 686-6348 and http://www.Modiv.com, respectively, and are unchanged.
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
•We are focused on future acquisitions of industrial manufacturing properties while reducing the number of office and retail properties in our portfolio, and therefore the prior performance of our real estate investments may not be indicative of our future results.
•Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing at interest rates acceptable to us or at all, to service future debt obligations, or to pay distributions to our stockholders.
•We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
•Increases in mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to our stockholders.
•Inflation and rising interest rates may adversely affect our financial condition and results of operations.
•The COVID-19 pandemic has caused significant disruption to our tenants' business operations and any future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our business operations, financial condition, results of operations, cash flows and performance.
•Our listing on the NYSE does not guarantee an active and liquid market for our Class C Common Stock, and the market price and trading volume of the shares of our Class C Common Stock may fluctuate significantly.
•Our Class C Common Stock is subordinate to our Series A Preferred Stock and our existing and future debt, and our common stockholders' interests could be diluted by the issuance of additional preferred stock, future offerings of debt securities, which could be senior to our common stock, or equity securities, and by other transactions.
•Failure to continue to qualify as a REIT would reduce our net earnings available for investment or distribution.
•Our real estate investments may include special use single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early terminations.
•Downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a more diversified investment portfolio.
•We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
•Our real estate properties and related intangible assets may be subject to impairment charges.
•We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
•Our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency of a tenant, a downturn in the business of a tenant or a tenant’s lease termination.
•Our charter and bylaws contain provisions, including restrictions on the ownership and transfer of our stock, that may delay, defer or prevent an acquisition of our common stock or a change in control.
•We have experienced losses in the past and we may experience additional losses in the future.
•Uninsured losses relating to real property could reduce our cash flow from operations and reduce the value of stockholders’ investment in us.
•We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems.
•We may be subject to adverse legislative or regulatory tax changes.

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
•    low trading volume in our Class C Common Stock, which makes it difficult to attract institutional investors;
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
•    domestic and international economic factors unrelated to our performance including uncertainty and volatility resulting from the COVID-19 pandemic and emergence and spread of variants, including any future variants and resistance to currently available vaccines, as well as the ongoing war between Russia and Ukraine and the economic sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response thereto, which have added to continuing concerns about supply chain disruptions, inflation and increased interest rates in the markets in which we operate; and
•    the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K, including in this “Part I, Item 1A. Risk Factors” section and under the caption “Cautionary Note Regarding Forward-Looking Statements.”
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
Our Class C Common Stock is subordinate to our Series A Preferred Stock and our existing and future debt, and our common stockholders' interests could be diluted by the issuance of additional preferred stock, future offerings of debt securities, which could be senior to our common stock, or equity securities, and by other transactions.
Our Class C Common Stock will rank junior to all Series A Preferred Stock and our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our Credit Facility includes, and our future debt may include, restrictions on our ability to pay dividends to common stockholders, including holders of Class C Common Stock. As of December 31, 2022, there were 2,000,000 shares of Series A Preferred Stock issued and outstanding. In addition, our board of directors has the power under our charter to classify any of our unissued shares of preferred stock, and to reclassify any of our previously classified but unissued shares of preferred stock of any class or series, from time to time, in one or more series of preferred stock.
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
Risks Related to Our Business
We are focused on future acquisitions of industrial manufacturing properties while reducing the number of office and retail properties in our portfolio, and therefore the prior performance of our real estate investments may not be indicative of our future results.
We were incorporated in the State of Maryland on May 15, 2015 and during the fourth quarter of 2021, we embarked on a strategic plan to reduce our exposure to office and retail properties and invest primarily in industrial manufacturing real estate properties. We also may seek to acquire listed and non-listed real estate companies or portfolios. As of December 31, 2022, we owned 46 properties, including one tenant-in-common real estate investment (an approximate 72.7% interest in a 91,740 square foot industrial property located in Santa Clara, California). Because we are focused on future acquisitions of industrial manufacturing properties while reducing the number of office and retail properties in our portfolio, the prior performance of our real estate investments or real estate investment programs, particularly those in place prior to the fourth quarter of 2021, may not be indicative of our future results.
Investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of operations or have recently shifted investment objectives. To be successful in this market, we must, among other things:
•identify and acquire investments that further our investment objectives;
•increase awareness of our brand within the investment products market;
•retain qualified personnel to manage our day-to-day operations; and
•respond to competition for our targeted real estate properties and other investments as well as for potential investors.
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
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us, or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
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
Our ability to achieve our investment objectives and to pay distributions depends upon our performance in the acquisition of investments, including the determination of any financing arrangements. We expect to continue to invest, directly or indirectly through investments in affiliated and non-affiliated entities, in industrial manufacturing real estate properties. We may also seek to acquire listed or non-listed real estate and real estate-related companies or portfolios.
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
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. For example, the COVID-19 pandemic has resulted in significant disruptions in financial markets, supply chains, inflation, uncertainty about how the economy will perform and the extent to which employees working from home will return to the office. In addition, the ongoing war between Russia and Ukraine and the economic sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response thereto has further disrupted global financial markets and affect macroeconomic conditions.
Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns of large economies outside the United States are likely to negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

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
The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries, significant increases in inflation, the outbreak of hostilities between Russia and Ukraine and the COVID-19 pandemic. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable.
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
We routinely evaluate our real estate properties and related intangible assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Furthermore, as we reposition our portfolio by selling some of our legacy office and retail properties with short lease terms, such pending sales could lead to potential impairment charges depending on the final selling price. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property or related intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements.
Downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a more diversified investment portfolio.
While we intend to diversify our portfolio of investments by geography, investment size and investment risk, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders. As a result of our January 2022 acquisition of a KIA auto dealership property in Carson, California and the December 2019 Merger with REIT I, as of December 31, 2022, 13 of our 46 operating properties, including our approximate 72.7% TIC Interest, are located in California, which makes the performance of our properties highly dependent on the health of the California economy.
Any adverse economic or real estate developments in our markets could adversely affect our operating results and our ability to pay distributions to our stockholders.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Trophy of Carson, LLC, which leases a KIA auto dealership property in Carson, California, which we acquired in January 2022, is our largest tenant, representing approximately 12% of our ABR as of December 31, 2022. As a result, our financial performance depends significantly on the revenues generated from this tenant and, in turn, its financial condition. Although we expect to increase tenant diversification over time, our portfolio has two tenants that in the aggregate contribute approximately 23% of our ABR, with Lindsay representing 11% of our ABR as of December 31, 2022. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.
The loss of or the inability to retain key executive officers could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Aaron Halfacre, Ray Pacini, Bill Broms and John Raney, our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Legal Officer, respectively, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals. If any of these persons were to cease their association with us, we may be unable to find suitable replacements and our operating results could suffer as a result. We believe that our future success depends, in large part, upon our ability to retain our highly skilled managerial, financial and operational professionals. Competition for such professionals is intense, and we may be unsuccessful in retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
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
We intend to focus future investments in industrial manufacturing real estate properties and reduce the number of office and retail properties in our portfolio; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders. We will not forgo an investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will analyze the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, our portfolio composition may vary from our initial expectations. However, we will attempt to continue to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

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
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•    “business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding stock of the corporation) or an affiliate of any interested stockholder for a period of five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
•    “control share” provisions that provide that holders of “control shares” of the company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.
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
General Risks Related to Investments in Real Estate
Pandemics or other health crises, such as the COVID-19 pandemic and the emergence of any future variants, may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail and office properties.
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

Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis. Temporary closures of businesses and the resulting remote working arrangements for personnel in response to the COVID-19 pandemic or any future pandemic or outbreak of a highly infectious or contagious disease or fear of such pandemics or outbreaks may result in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for office space. If this trend was to continue or accelerate, our office tenants may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase vacancy rates at our office properties and decrease rental income. The increase in remote work practices may continue in a post-pandemic environment, even in the suburban markets and markets with lower demand in which we primarily operate. The need to reconfigure leased office space, either in response to the pandemic or to tenants' needs, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial office space reconfiguration is required, a tenant may explore other office space and find it more advantageous to relocate than to renew its lease and renovate the existing space. If so, our business, operating results, financial condition and prospects may be materially adversely impacted.
Furthermore, the prevalence of employees working from home has reduced demand for office space and increased office vacancy rates.
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
10.    acts of war or terrorism, including the consequences of terrorist attacks or the ongoing war between Russia and Ukraine and the economic sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response thereto;
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
We may finance properties which have debt with prepayment penalties, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Prepayment provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan unless a prepayment penalty is paid at the time of repayment. Such provisions are typically provided by the terms of the agreement underlying a loan. Prepayment provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to stockholders.
Prepayment provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Prepayment provisions could impair our ability to take actions during the prepayment period that would otherwise be in our stockholders' best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the prepayment provisions did not exist. In particular, prepayment provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders' best interests.
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
Excluding the property leased to Gap for which the lease expired on February 28, 2023 and is in escrow and scheduled to be sold by the end of March 2023, we have two leases (one industrial and one office) scheduled to expire in the next 12 months, which comprise an aggregate of 163,230 leasable square feet and represent approximately 5.1% of projected ABR from properties owned as of December 31, 2022. Our inability to renew or re-lease our space could adversely impact our financial condition, results of operations, cash flow and our ability to pay distributions to our stockholders.
Actions of our potential future tenants-in-common could reduce the returns on tenants-in-common investments and decrease our stockholders’ overall return.
We may enter into tenants-in-common or other joint ownership structures with third parties to acquire properties and other assets. For example, we own an approximate 72.7% TIC Interest in an individual property leased to Fujifilm Dimatix. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
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

We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of stockholders' investment in us. In addition, other than any working capital reserve and other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property.
Inflation and rising interest rates may adversely affect our financial condition and results of operations.
During 2022, inflation in the United States accelerated and, as of the date of this Annual Report on Form 10-K, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our Credit Facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. The U.S. Federal Reserve has significantly raised interest rates to combat inflation and restore price stability and, as of the date of this Annual Report on Form 10-K, it is expected that rates will continue to rise in 2023. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows. Inflation may also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, their demand for space and future extensions of their leases.
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
Risks Related to Investments in Single-Tenant Real Estate
Our current properties will depend upon a single-tenant for their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency of a tenant, a downturn in the business of a tenant or a tenant’s lease termination.
While we are focused on future acquisitions of industrial manufacturing properties, we expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could harm our operating results and financial condition.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, including any work performed by contactors that could result in mechanics liens on our property, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims. If mechanics liens are filed on our property, we could be required to pay the amounts owed to contractors if they are not paid by the tenant in order to avoid a foreclosure.

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
We often enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan to restructure the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to stockholders.
Risks Associated with Debt Financing
We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
We are targeting leverage, over the long-term once we achieve scale, of 40% or lower of the aggregate fair value of our real estate properties plus our cash and cash equivalents; however, we will consider incurring higher leverage in the near-term if we identify attractive acquisition opportunities in advance of completing dispositions or raising additional equity. Our board of directors has approved our maximum leverage ratio of 55% of the aggregate fair value of our real estate properties plus our cash and cash equivalents. As of December 31, 2022, our leverage ratio was 38%.
We may exceed the 55% limit only if any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with justification for such excess. There is no limitation on the amount we may borrow for the purchase of any single asset, and our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. Further, our Credit Facility allows for borrowings up to 60% of our borrowing base; however, we are targeting leverage of 40% over the long-term and do not plan to allow our leverage ratio to exceed 55% in order to minimize the interest rate payable on the Revolver and Term Loan.

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
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in the pledged property because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. Following the closing of our Credit Facility on January 18, 2022, four of our 46 properties were encumbered with mortgages. Incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have and may in the future give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders may be adversely affected.
Covenants in the Credit Facility and our mortgages may restrict our operating activities and adversely affect our financial condition.
The Credit Facility and our mortgage loans contain, and future debt agreements may contain, financial and/or operating covenants, including, among other things, certain coverage ratios, borrowing base requirements, net worth requirements and limitations on our ability to make distributions. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default.
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
Variable rate indebtedness would subject us to interest rate risk, and could cause our debt service obligations to increase significantly.
As of February 28, 2023, amounts outstanding under the Credit Facility, as adjusted by swap agreements, bear interest at fixed rates. However, in the future, we may incur additional indebtedness that bears interest at variable rates. Variable rate borrowings expose us to increased interest expense in a rising interest rate environment. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, which could adversely affect our cash flows and cash available for distribution to our stockholders.
Changes in the Secured Overnight Financing Rate (“SOFR”) could adversely affect the amount of interest that accrues on SOFR-linked instruments.
Our Credit Facility includes floating rates based, in part, on SOFR. Because SOFR is published by the Federal Reserve Bank of New York (“FRBNY”) based on data received from other sources, we have no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of debtors in SOFR-linked instruments. If the manner in which SOFR is calculated is changed, that change may result in a change in the amount of interest that accrues on any SOFR-linked instruments. In addition, the interest rate on SOFR-linked instruments may for any day not be adjusted for any modification or amendments to SOFR for that day that the FRBNY may publish if the interest rate for that day has already been determined prior to such determination. There is no assurance that changes in SOFR could not have a material adverse effect on the yield on, value of, and market for SOFR-linked instruments.

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

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
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

In particular, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes sweeping changes to U.S. tax laws and represents the most significant change to the Internal Revenue Code since 1986. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Act also makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders. In addition, recently enacted legislation intended to support the economy during the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), made technical corrections, or temporary modifications, to certain of the provisions of the Tax Act. Additional changes to tax laws were enacted as part of the Inflation Reduction Act of 2022 (the “IRA”). Many of the material provisions of the IRA exempt REITs. There may also be future changes in U.S. federal tax laws, regulations, rules, and judicial and administrative interpretations applicable to us, our business and our tenants, the effect of which cannot be predicted. While the changes in the Tax Act, the CARES Act and the IRA generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders.
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
The COVID-19 pandemic has caused significant disruption to our tenants' business operations and any future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our business operations, financial condition, results of operations, cash flows and performance.
The COVID-19 pandemic, including the spread of variants and the emergence of any future variants including resistance of variants to currently available vaccines, has had, and any other pandemics in the future could have, repercussions across regional, national and global economies and financial markets. The outbreak of COVID-19 in the United States and in many countries adversely impacted global economic activity and contributed to significant volatility and negative pressure in the financial markets. Many countries, including the United States, responded by instituting quarantines for some period of time, mandating business and school closures and restrictions on their re-openings, banning group gatherings and restricting travel, among others.
Certain states and cities, including where we own properties, also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules and restrictions to only essential businesses that may continue to operate. As a result, the COVID-19 pandemic negatively impacted almost every industry directly or indirectly, including the real estate industry in which we and our tenants operate. Non-renewal of leases by our tenants due to reduced demand for office space, as a result of the COVID-19 pandemic, any other pandemic in the future or otherwise, could reduce our cash flows, which could impact our ability to continue paying distributions to our stockholders at expected levels, or at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Properties and Investment:
As of December 31, 2022, we owned a real estate investment portfolio consisting of 46 operating properties located in 17 states comprised of: 27 industrial properties, including our approximate 72.7% TIC Interest in an industrial property in Santa Clara, California, which is not reflected in the table below, 12 retail properties and 7 office properties, including one held for sale, which is not reflected in the table below.

Property and Location (1)	Rentable Square Feet	Property Type	Investment in Real Property, Net, Plus Above-/Below- Market Lease Intangibles, Net	Mortgage Financing (Principal) (2)	Annualized Base Lease Revenue (3)	Acquisition Fee (4)	Lease Expiration (5)		Renewal Options (Number/Years) (5)
Northrop Grumman, Melbourne, FL (6)	107,419	Industrial	$11,065,073	$—	$1,274,437	$398,100	5/31/2026		1/5-yr
Northrop Grumman Parcel, Melbourne, FL	—	Land	329,410	—	—	9,000	—		—
Husqvarna, Charlotte, NC	64,637	Industrial	10,397,247	—	898,954	348,000	6/30/2027	(7)	2/5-yr
AvAir, Chandler, AZ	162,714	Industrial	23,858,620	—	2,318,570	795,000	12/31/2032		2/5-yr
3M, DeKalb, IL	410,400	Industrial	12,193,068	—	1,856,419	456,000	7/31/2034		2/5-yr
Taylor Fresh Foods, Yuma, AZ	216,727	Industrial	23,975,285	12,350,000	1,638,884	741,000	9/30/2033		2/10-yr
Levins, Sacramento, CA	76,000	Industrial	3,994,122	—	209,576	—	8/31/2023		2/5-yr
Labcorp, San Carlos, CA	20,800	Industrial	9,523,310	—	645,899	—	10/31/2025		2/5-yr
WSP USA, San Diego, CA	37,449	Industrial	9,271,893	—	729,198	—	2/28/2026		2/5-yr
ITW Rippey, El Dorado Hills, CA	38,500	Industrial	6,510,717	—	584,719	—	7/31/2029		1/5-yr
L3Harris, Carlsbad, CA	46,214	Industrial	11,047,101	—	852,186	—	4/30/2029		1/5-yr
Arrow Tru-Line, Archbold, OH	206,155	Industrial	11,086,329	—	777,444	—	12/31/2041		2/10-yr
Kalera, Saint Paul, MN	78,857	Industrial	7,793,237	—	578,490	—	2/28/2042		2/5-yr
Lindsay, Colorado Springs 1, CO	23,452	Industrial	2,270,622	—	144,116	—	4/30/2047		2/10-yr
Lindsay, Colorado Springs 2, CO	36,454	Industrial	3,289,821	—	209,127	—	4/30/2047		2/10-yr
Lindsay, Dacono, CO	39,088	Industrial	6,389,255	—	482,203	—	4/30/2047		2/10-yr
Lindsay, Alachua, FL	96,792	Industrial	8,261,274	—	577,309	—	4/30/2047		2/10-yr
Lindsay, Franklinton, NC	69,939	Industrial	7,067,872	—	470,774	—	4/30/2047		2/10-yr
Lindsay, Canal Fulton 1, OH	147,998	Industrial	11,101,976	—	765,368	—	4/30/2047		2/10-yr
Lindsay, Canal Fulton 2, OH	129,112	Industrial	9,843,591	—	707,764	—	4/30/2047		2/10-yr
Lindsay, Rock Hill, SC	75,360	Industrial	6,436,810	—	427,269	—	4/30/2047		2/10-yr
Producto, Endicott, NY	31,262	Industrial	2,326,491	—	168,896	—	7/31/2042		6/5-yr
Producto, Jamestown, NY	41,111	Industrial	3,029,835	—	219,570	—	7/31/2042		6/5-yr
Valtir, Centerville, UT	72,498	Industrial	4,634,945	—	501,065	—	7/31/2037		4/5-yr
Valtir, Orangeburg, SC	54,549	Industrial	5,511,158	—	453,495	—	7/31/2047		4/5-yr
Valtir, Fort Worth, TX	32,887	Industrial	3,247,684	—	223,981	—	7/31/2037		4/5-yr
Valtir, Lima, OH	133,678	Industrial	9,782,712	—	636,306	—	7/31/2047		4/5-yr

Property table continued
Property and Location (1)	Rentable Square Feet	Property Type	Investment in Real Property, Net, Plus Above-/Below- Market Lease Intangibles, Net	Mortgage Financing (Principal) (2)	Annualized Base Lease Revenue (3)	Acquisition Fee (4)	Lease Expiration (5)		Renewal Options (Number/Years) (5)
Dollar General, Litchfield, ME	9,026	Retail	$1,151,621	$—	$92,961	$40,008	9/30/2030		3/5-yr
Dollar General, Wilton, ME	9,100	Retail	1,368,971	—	112,439	48,390	7/31/2030		3/5-yr
Dollar General, Thompsontown, PA	9,100	Retail	1,069,755	—	85,998	37,014	10/31/2030		2/5-yr and 1/4-yr 11 months
Dollar General, Mt. Gilead, OH	9,026	Retail	1,058,964	—	85,924	36,981	6/30/2030		3/5-yr
Dollar General, Lakeside, OH	9,026	Retail	980,682	—	81,036	34,875	5/31/2035		3/5-yr
Dollar General, Castalia, OH	9,026	Retail	962,067	—	79,320	34,140	5/31/2035		3/5-yr
Dollar General, Bakersfield, CA	18,827	Retail	4,692,797	—	341,972	—	7/31/2028		3/5-yr
Dollar General, Big Spring, TX	9,026	Retail	1,114,243	—	86,041	—	6/30/2030		3/5-yr
Dollar Tree, Morrow, GA	10,906	Retail	1,185,643	—	103,607	—	7/31/2025		3/5-yr
PreK Education, San Antonio, TX	50,000	Retail	11,614,043	—	924,000	—	7/31/2029		1/8-yr
Walgreens, Santa Maria, CA	14,490	Retail	5,366,519	—	369,000	—	3/31/2032		6/5-yr
KIA/Trophy of Carson, Carson, CA	72,623	Retail	68,387,431	—	4,339,941	—	1/14/2047		2/5-yr
exp US Services, Maitland, FL	33,118	Office	5,537,286	—	837,783	204,814	11/30/2026		1/5-yr
Cummins, Nashville, TN	87,230	Office	12,347,219	—	1,520,789	465,000	2/29/2024		1/5-yr
Costco, Issaquah, WA	97,191	Office	25,059,529	18,850,000	2,362,956	870,838	7/31/2025		1/5-yr
GSA (MHSA), Vacaville, CA	11,014	Office	2,883,982	—	336,003	—	8/24/2026		None
Solar Turbines, San Diego, CA	26,036	Office	6,686,377	—	565,643	—	7/31/2025	(8)	None
OES, Rancho Cordova, CA (9)	106,592	Office	27,169,246	13,315,009	1,257,139	—	12/31/2034		None
	3,081,519		$402,875,833	$44,515,009	$31,934,571	$4,519,160
(1)Each of the properties was 100% occupied by a single tenant at the time of acquisition and has remained 100% occupied by that tenant through December 31, 2022.
(2)All of our real estate financing is through our Credit Facility with the exception of mortgage loans secured by the Costco, Taylor Fresh Foods and OES properties. Our Credit Facility is further described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources below.
(3)As of December 31, 2022, annualized base lease revenue is calculated based on the contractual monthly minimum base rent, excluding rent abatements.
(4)Acquisition fees were paid to our former advisor in connection with the acquisition of properties acquired prior to December 31, 2019. The fee was equal to 3.0% of the contract purchase price of a property, as defined in the former advisory agreement.
(5)Represents the end of the non-cancelable lease term, assuming no early termination rights or renewals are exercised unless otherwise noted.
(6)This property was reclassified on December 31, 2022 to industrial from office to reflect Northrop Grumman's change in use since a majority of the square footage of the property is being used as laboratory space.
(7)The tenant’s right to cancel the lease on June 30, 2025 was not determined to be probable for financial accounting purposes.
(8)    On January 23, 2023, the lease term expiration was extended from July 31, 2023 to July 31, 2025.
(9)    We and Sutter Health agreed to the early termination of its lease effective December 31, 2022 for payment of an early termination fee of $3,751,984. The early termination fee was recorded as rental income in the accompanying statement of operations for the year ended December 31, 2022 included in this Annual Report on Form 10-K. The property is leased to the State of California's Office of Emergency Services (“OES”) effective January 4, 2023 for 12 years through December 31, 2034. OES has a purchase option which OES can exercise any time from May 1, 2024 through December 31, 2026. OES also has an early termination option which OES can exercise any time on or after December 31, 2028 by giving written notice at least 120 days prior to the date of early termination. The tenant’s right to cancel the lease on or after December 31, 2028 was not determined to be probable for financial accounting purposes.

Lease Expirations:
The following tables reflect lease expirations with respect to our properties as of December 31, 2022, including the TIC Interest:

Year	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Cumulative Percentage of Leased Square Footage Expiring	Annualized Base Rent Expiring (1)	Percentage of Annualized Base Rent Expiring	Cumulative Percentage of Annualized Base Rent Expiring
2023	2	116,110	3.7%	3.7%	$311,455	0.9%	0.9%
2024	1	87,230	2.8%	6.5%	1,520,789	4.5%	5.4%
2025	4	154,933	4.9%	11.4%	3,678,106	10.9%	16.3%
2026	5	280,740	8.8%	20.2%	4,808,337	14.3%	30.6%
2027	1	64,637	2.0%	22.2%	898,954	2.7%	33.3%
2028	2	18,827	0.6%	22.8%	341,972	1.0%	34.3%
2029	3	134,714	4.2%	27.0%	2,360,905	7.0%	41.3%
2030	5	45,278	1.4%	28.4%	463,363	1.4%	42.7%
2031	—	—	—%	28.4%	—	—%	42.7%
2032	2	177,204	5.6%	34.0%	2,687,570	8.0%	50.7%
Thereafter	21	2,093,586	66.0%	100.0%	16,595,915	49.3%	100.0%
Total	46	3,173,259	100.0%		$33,667,366	100.0%
(1)Annualized lease revenue is calculated based on the contractual monthly base rent as of December 31, 2022 multiplied by 12.
Investments:
As of December 31, 2022, we had the following other real estate investment:

TIC Interest	Investment Balance
Santa Clara Property – an approximate 72.7% TIC Interest (1)	$10,007,420
(1)This industrial property was acquired in 2017 and has approximately 91,740 rentable square feet. The purchase price was $29,625,075, including closing costs. The ABR lease revenue is $1,630,916. The acquisition fee was $861,055, of which $626,073 was paid by us and the balance was paid by the other tenant-in-common owners of the property. The tenant's lease expiration date is March 16, 2026 and the lease provides for three five-year renewal options.
Additional information about our other real estate investments is included in Note 4 to our accompanying consolidated financial statements in this Annual Report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11 - Commitments and Contingencies - Legal Matters to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of February 28, 2023, there were approximately 5,200 holders of record of our Class C Common Stock. However, because many of our shares of Class C Common Stock are held by brokers and other institutions on behalf of stockholders, we believe there are considerably more beneficial holders of our Class C Common Stock than record holders.
Market Information
Our Class C Common Stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022 in connection with our Listed Offering which closed on February 15, 2022 (see Note 9 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
Estimated Net Asset Value (“NAV”) Per Share and Valuation Procedures
In order to provide additional insight into the value of our real estate portfolio we engaged Cushman & Wakefield, an independent valuation firm (the “Independent Valuation Firm”) to provide a report estimating our NAV per share (unaudited) as of December 31, 2022. We previously engaged this same Independent Valuation Firm to provide a report estimating our pro forma NAV per share (unaudited) as of January 31, 2022 in advance of our Listed Offering.
As a public company, we are required to issue financial statements generally based on historical cost in accordance with GAAP as applicable to our financial statements. To calculate NAV, we have adopted a model, as explained below, which adjusts the value of certain of our assets from their historical cost to fair value. As a result, our NAV differs from the amount reported as stockholders’ equity on the face of our financial statements prepared in accordance with GAAP. When the fair value of our assets is calculated for the purposes of determining our NAV per share, the calculation is done generally in accordance with the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable inputs, the calculated fair value of our assets may differ from their actual realizable value or future fair value. In addition, our valuation procedures and our NAV are not subject to GAAP and are not subject to independent audit. Our NAV may differ from equity reflected on our consolidated financial statements, even if we are required to adopt a fair value basis of accounting for our GAAP financial statements in the future. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way and there is no established practice among public REITs, whether listed or not. As a result, other public REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
Independent Valuation Firm
We engaged Cushman & Wakefield to serve as our Independent Valuation Firm with respect to the valuation of the assets and liabilities associated with our wholly-owned real estate portfolio and our approximate 72.7% TIC Interest, all of which are held, directly or indirectly, by our Operating Partnership. Cushman & Wakefield is a multidisciplinary provider of independent, commercial real estate consulting and advisory services in multiple offices around the world. Cushman & Wakefield is engaged in the business of valuing commercial real estate properties and is not affiliated with us. The compensation we pay to the Independent Valuation Firm is not based on the estimated values of our real estate properties. The Independent Valuation Firm discharges its responsibilities in accordance with our real property valuation procedures described below.
Our Independent Valuation Firm and its affiliates may from time to time in the future perform other commercial real estate and financial advisory services for us, or in transactions related to the properties that are the subjects of valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the applicable appraiser as certified in the applicable valuation report.

Real Property Valuation
The real property valuation, which is the largest component of our NAV calculation, has been provided to us by the Independent Valuation Firm. The Independent Valuation Firm provided a restricted appraisal report for our 46 properties, including the TIC Interest. The value of our properties is determined on an unencumbered basis. The effect of property-level debt on our NAV is discussed further below.
The Independent Valuation Firm collects all reasonably available material information that it deems relevant in valuing our real estate properties. The Independent Valuation Firm relies in part on property-level information provided by management, including (i) physical property attributes such as size, year built, and construction quality and type; (ii) historical and projected operating revenues and expenses of the property; (iii) lease agreements on the property; and (iv) information regarding recent or planned capital expenditures.
The Independent Valuation Firm utilizes standard and accepted appraisal methodology in arriving at its opinions of fair value, and applies only the most appropriate valuation techniques amongst the income capitalization, sales comparison, and cost approaches to value. The reliability of each approach depends on the availability and comparability of market data as well as the motivation and thinking of purchasers. In determining the fair value of the properties, the Independent Valuation Firm utilizes the income capitalization approach as the primary method. A second limited scope sales comparison approach is employed to test the reasonableness of the income capitalization approach.
Because the property valuations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated value of our real property may not reflect the liquidation value or net realizable value of our properties because the valuation performed by the Independent Valuation Firm involves subjective judgments and does not reflect transaction costs associated with property dispositions. However, as discussed below, in some circumstances such as when an asset is anticipated to be acquired or disposed, we may apply a probability-weighted analysis to factor in a portion of potential transaction costs in our NAV calculation.
Our Independent Valuation Firm’s valuation report is not addressed to the public and may not be relied upon by any other person to establish an estimated value of our common stock and will not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its valuation report, our Independent Valuation Firm does not solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of our Company.
In conducting its investigation and analyses, our Independent Valuation Firm takes into account customary and accepted financial and commercial procedures and considerations as it deems relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by us. Although our Independent Valuation Firm may review information supplied or otherwise made available by us for reasonableness, it assumes and relies upon the accuracy and completeness of all such information and all information supplied or otherwise made available to it by any other party and does not undertake any duty or responsibility to verify independently any such information. With respect to operating or financial forecasts and other information and data to be provided to or otherwise to be reviewed or discussed with our Independent Valuation Firm, our Independent Valuation Firm assumes such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and relies upon us to advise our Independent Valuation Firm promptly if any material information previously provided becomes inaccurate or was required to be updated during the period of its review.
In performing its analyses, our Independent Valuation Firm is expected to make numerous assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, our Independent Valuation Firm assumes that we have clear and marketable title to each real estate property valued, that no title defects exist, that improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, our Independent Valuation Firm’s analysis, opinions and conclusions are necessarily based upon market, economic, financial and other circumstances and conditions existing at or prior to the valuation, and any material change in such circumstances and conditions may affect our Independent Valuation Firm’s analysis and conclusions. Our Independent Valuation Firm’s valuation report may contain other assumptions, qualifications and limitations set forth in the respective report that qualify the analysis, opinions and conclusions set forth therein.

The overarching principle is to produce valuations that represent fair and reasonable estimates of the unencumbered values of our real estate or the prices that would be received for our real properties in arm’s length transactions between market participants before considering underlying debt. The valuation of our real properties determined by the Independent Valuation Firm may not always reflect the value at which we would agree to buy or sell assets and the value at which we would buy or sell such assets could materially differ from the Independent Valuation Firm’s estimate of fair value. Further, we do not undertake to disclose the value at which we would be willing to buy or sell our real properties to any prospective or existing investor.
The valuations are performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practices, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each valuation must be reviewed, approved and signed by an individual with the Member of Appraisal Institute (“MAI”) professional designation. Real estate valuations are reported on a free-and-clear basis (for example, without factoring in any applicable mortgage(s)), irrespective of any property-level financing that may be in place. Such property-level financings ultimately are factored in and do reduce our NAV in a manner described below.
The analyses performed by our Independent Valuation Firm do not address the market value of our common stock. Furthermore, the prices at which our real estate properties may actually be sold could differ from our Independent Valuation Firm’s analyses.
Valuation of Real Estate-Related Liabilities
Our real estate-related liabilities consist of financing for our real estate assets. Depending on the relationship of a loan’s interest rate and other terms to current market interest rates and other terms, our Independent Valuation Firm may conclude that the value of a loan is more or less than our current loan balance.
Valuation of Non-Real Estate-Related Assets and Liabilities
The Independent Valuation Firm then adds any other assets held by us, including cash and cash equivalents, and any accruals of income, and subtracts our accounts payable and accrued liabilities, including legal, accounting and administrative costs. Our most significant source of net income is property income. We accrue estimated income and expenses. On a periodic basis, our income and expense accruals are adjusted based on information derived from actual operating results.
Our liabilities are included as part of our NAV calculation generally based on GAAP, except for property-level mortgages and interest rate swaps, which are included based on their fair values. Our other liabilities include, without limitation, accounts payable, accrued operating expenses, accrued interest, dividends and distributions payable, and other liabilities.
Process for Determining NAV and NAV Per Share
Changes in the NAV reflect factors including, but not limited to, (1) gains (or losses) on the value of our real estate properties and related liabilities, (2) changes in the value of our interest rate swap derivatives, (3) changes in the value of our liquid assets, and (4) accruals for income and expenses, share repurchases, accrued dividends to preferred stockholders and accrued distributions to common stockholders.
Calculation of Our Estimated NAV Per Share (Unaudited) as of December 31, 2022 and Pro Forma NAV Per Share (Unaudited) as of January 31, 2022
Cushman & Wakefield developed an opinion of fair value of the real estate assets and real estate related liabilities associated with our properties.
Cushman & Wakefield’s scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Several members of the Cushman & Wakefield engagement team who certified the methodologies and assumptions applied by us hold a MAI designation. Other than (i) its engagement as described herein, (ii) its previous engagements with our Company in connection with the determination of the estimated NAV per share (unaudited) of our common stock as of December 31, 2017, December 31, 2018, December 31, 2019, April 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and January 31, 2022 and (iii) its previous engagements with REIT I in connection with the determination of the estimated NAV per share (unaudited) of REIT I common stock as of December 31, 2017 and December 31, 2018, Cushman & Wakefield does not have any direct interests in any transaction with us and has not performed any services for us other than Asset Allocation services pursuant to Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business (ASU No. 2017-01) and FASB Accounting Standards Codification Topic 805, Business Combinations (ASC Topic 805) and the real estate financial advisor services it provided on behalf of REIT I in connection with the REIT I Merger with our Company on December 31, 2019.

Valuation Methodology
In preparing its valuation materials and in reaching its conclusions as to the reasonableness of the methodologies and assumptions used by our Company to value our assets, Cushman & Wakefield, among other things:

•	investigated numerous sales in the properties’ relevant markets, analyzed rental data and considered the input of buyers, sellers, brokers, property developers and public officials;

•	reviewed and relied upon our Company-provided data regarding the size, year built, construction quality and construction type of the properties in order to understand the characteristics of the existing improvements and underlying land;

•	reviewed and relied upon our Company-provided balance sheet items such as cash and other assets, as well as debt, interest rate swap derivatives and other liabilities;

•	researched the market by means of publications, public and private databases and other resources to measure current market conditions, supply and demand factors, and growth patterns and their effect on the properties; and

•	performed such other analyses and studies, and considered such other factors, as Cushman & Wakefield considered appropriate.
Cushman & Wakefield utilized two approaches in valuing our real estate assets that are commonly used in the commercial real estate industry. The following is a summary of the NAV Methodology and the valuation approaches used by Cushman & Wakefield:
NAV Methodology – The NAV Methodology determines the value of our Company by determining the estimated market value of our entity level assets, including real estate assets, and subtracting the market value of our entity level liabilities, including our debt. The materials provided by Cushman & Wakefield to estimate the value of the real estate assets were prepared using discrete estimations of “as is” market valuations for each of the properties in our portfolio using the income capitalization approach as the primary indicator of value and the sales comparison approach as a secondary approach to value, as discussed in greater detail below. Cushman & Wakefield also estimated the fair value of our real estate related debt. Cushman & Wakefield then added the non-real estate related tangible assets and subtracted non-real estate related liabilities. The resulting amount, which is the estimated NAV of the portfolio, is divided by the number of fully-diluted shares of common stock outstanding to determine the estimated NAV per share.
Determination of Estimated Market Value of Our Real Estate Assets Under the NAV Methodology
Income Capitalization Approach – The income capitalization approach first determines the income-producing capacity of a property by using contract rents on existing leases, or expected rents for leases that are scheduled to expire within the next 12 months if not extended by the tenant, and by estimating market rent from rental activity at competing properties for the vacant space. Deductions are then made for vacancy and collection loss and operating expenses. The net operating income (“NOI”) developed in Cushman & Wakefield’s analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This NOI was then capitalized at an appropriate rate to derive an estimate of value (the “Direct Capitalization Method”) or discounted by an appropriate yield rate over a typical projection period in a discounted cash flow analysis. Thus, two key steps were involved: (1) estimating the NOI applicable to the subject property and (2) choosing appropriate capitalization rates and discount rates.
The following summarizes the range of capitalization rates Cushman & Wakefield used to arrive at the estimated market values of our properties valued using the Direct Capitalization Method:

	Range	Weighted-Average
Capitalization Rate – Pro Forma NAV as of January 31, 2022	5.00% to 7.79%	6.30%
Capitalization Rate – Estimated NAV as of December 31, 2022	5.25% to 11.10%	6.68%
The capitalization rate was weighted based on NOI. An increase in the selected capitalization rate of 0.25% would result in a decrease in net asset value of approximately $20,870,000 as of December 31, 2022 and $19,980,000 as of January 31, 2022. A decrease in the selected capitalization rate of 0.25% would result in an increase in net asset value of approximately $22,550,000 as of December 31, 2022 and $21,670,000 as of January 31, 2022.

Sales Comparison Approach – The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as the price for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents, and rates tend to be set by the prevailing prices, rents, and rates of equally desirable substitutes.
Cushman & Wakefield prepared and provided to our Company a report containing, among other information, the range of net asset values for our Class C Common Stock as of December 31, 2022 (the “Valuation Report”).
Utilizing the NAV Methodology, including use of the two approaches to value our real estate assets noted above, and dividing by the 10,331,042 fully-diluted shares of our common stock outstanding on December 31, 2022, Cushman & Wakefield determined a valuation range of $25.70 to $29.90 per share (unaudited).
Utilizing the NAV Methodology, including use of the two approaches to value our real estate assets noted above, and dividing by the 10,125,412 fully-diluted shares of our common stock outstanding on January 31, 2022, Cushman & Wakefield determined a pro forma valuation range of $26.77 to $30.88 per share (unaudited).
The table below sets forth the calculation of our estimated NAV per share (unaudited) as of December 31, 2022 and pro forma estimated NAV per share (unaudited) as of January 31, 2022:

	December 31, 2022		January 31, 2022 (a)
	Estimated Value	Estimated NAV Per Share	Pro Forma Value	Pro Forma NAV Per Share
Real estate properties	$503,700,000	$48.76	$463,054,000	$45.73
Investment in unconsolidated entity:
Santa Clara property tenant-in-common interest (b)	19,768,921	1.91	18,894,790	1.87
Cash, cash equivalents and restricted cash	8,608,649	0.83	65,263,037	6.44
Interest rate swap derivative	4,629,702	0.45	—	—
Other assets	3,989,400	0.39	5,878,710	0.58
Total assets	540,696,672	52.34	553,090,537	54.62

Mortgage notes payable	41,293,644	4.00	46,236,403	4.56
Credit facility	153,000,000	14.81	155,775,000	15.39
Accrued interest payable	285,392	0.03	272,481	0.03
Accrued dividends and distributions payable	1,768,068	0.17	1,028,074	0.10
Interest rate swap derivative	498,866	0.05	—	—
Other liabilities	7,448,302	0.72	8,731,045	0.86
Total liabilities	204,294,272	19.78	212,043,003	20.94
Series A Preferred Stock	50,000,000	4.84	50,000,000	4.94
Total estimated net asset value	$286,402,400	$27.72	$291,047,534	$28.74

Fully-diluted shares outstanding (c)	10,331,042		10,125,142
(a)    The estimated pro forma NAV per share (unaudited) as of January 31, 2022 reflected (i) the estimated asset values for 35 properties (excluding four assets held for sale) that were in our portfolio on January 31, 2022, including two acquisitions completed in January 2022, (ii) net cash received from four dispositions that were pending as of January 31, 2022 and completed in February 2022, (iii) borrowing under the Credit Facility provided by KeyBank National Association (“KeyBank”) and repayment of 20 mortgages in January 2022, and (iv) the estimated fair value of debt on the three consolidated mortgages remaining after the closing of the Credit Facility provided by KeyBank and the four dispositions completed in February 2022.
(b)    Reflects our approximate 72.7% interest in the Santa Clara property which includes real estate valued at $39,010,000 and a mortgage with a fair value of $12,097,225.

(c)    Fully-diluted shares outstanding as of December 31, 2022 and January 31, 2022 includes the following:
i)    1,312,382 Class C OP Units issued on January 18, 2022 in connection with the acquisition of the KIA auto dealership property discussed above;
ii)    1,189,964 shares that would result from conversion of 657,949.5 Class M OP Units and 56,029 Class P OP Units assuming a conversion ratio of 1.6667 shares of our Class C Common Stock for each Class M OP Unit and Class P OP Unit outstanding; and
iii)    316,343 shares and 101,855 shares, respectively, that would result from conversion of Class R OP Units.
Exclusions from Estimated NAV
The estimated share value does not reflect any “portfolio premium,” nor does it reflect an enterprise value of our Company, which may include a premium or discount to NAV for:

•	the size of our Company’s portfolio, as some buyers may pay more for a portfolio compared to prices for individual investments;

•	the overall geographic and tenant diversity of the portfolio as a whole;

•	the characteristics of our Company’s working capital, leverage, credit facilities and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes; or

•	certain third-party transaction or other expenses that would be necessary to realize the value.
Limitations of the Estimated Share Value
As with any valuation methodology, the NAV Methodology used by Cushman & Wakefield in reaching an estimate of the value of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct, and are calculated as of a particular point in time. The use of different valuation methods, estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares. In addition, our estimate of share value is not based on the book values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.
Furthermore, in reaching an estimate of the value of our shares, we did not include a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. In addition, selling costs were not considered by Cushman & Wakefield in the valuation of the properties.
Additional Information Regarding Engagement of Cushman & Wakefield
Cushman & Wakefield’s valuation materials provided to our Company do not constitute a recommendation to purchase or sell any shares of our common stock or other securities. The estimated value of our common stock may vary depending on numerous factors that generally impact the price of securities, the financial condition of our Company and the state of the real estate industry more generally, such as changes in economic or market conditions, changes in interest rates, changes in the supply of and demand for commercial real estate properties and changes in tenants’ financial condition.
In connection with its review, while Cushman & Wakefield reviewed the information supplied or otherwise made available to it by our Company for reasonableness, Cushman & Wakefield assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Cushman & Wakefield, Cushman & Wakefield assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of management of our Company, and relied upon our Company to advise Cushman & Wakefield promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
In preparing its valuation materials, Cushman & Wakefield did not, and was not requested to, solicit third party indications of interest for our Company in connection with possible purchases of our securities or the acquisition of all or any part of our Company.

In performing its analyses, Cushman & Wakefield made numerous assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond Cushman & Wakefield’s control and the control of our Company. The analyses performed by Cushman & Wakefield are not necessarily indicative of actual values, trading values or actual future results of our Company’s common stock that might be achieved, all of which may be significantly more or less favorable than suggested by such analyses. The analyses do not reflect the prices at which properties may actually be sold, and such estimates are inherently subject to uncertainty.
Cushman & Wakefield’s materials were necessarily based upon market, economic, financial and other circumstances and conditions existing as of December 31, 2022, and any material change in such circumstances and conditions may have affected Cushman & Wakefield’s analysis, but Cushman & Wakefield does not have, and has disclaimed, any obligation to update, revise or reaffirm its materials as of any date subsequent to December 31, 2022.
For services rendered in connection with and upon the delivery of its valuation materials, we paid Cushman & Wakefield a customary fee. The compensation Cushman & Wakefield received was based on the scope of work and was not contingent on an action or event resulting from analyses, opinions, or conclusions in its valuation materials or from its use. In addition, Cushman & Wakefield’s compensation for completing the valuation was not contingent upon the development or reporting of a predetermined value or direction in value that favors the cause of our Company, the amount of the estimated value, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of the valuation materials. We also agreed to reimburse Cushman & Wakefield for its expenses incurred in connection with its services and will indemnify Cushman & Wakefield against certain liabilities arising out of its engagement.
Sales of Registered Distribution Reinvestment Plan Securities
On January 22, 2021, we filed a registration statement on Form S-3 (File No. 333-252321) to register a maximum of $100,000,000 of additional shares of Class C Common Stock to be issued pursuant to the DRP (the “Registered DRP Offering”). We commenced offering shares of Class C Common Stock pursuant to the Registered DRP Offering on January 27, 2021. Through December 31, 2022, we sold 179,502 shares of Class C Common Stock under the Registered DRP Offering, for aggregate gross proceeds of $2,649,434. The proceeds from the Registered DRP Offering were used for general corporate purposes, including investments in real estate properties.
Unregistered Sales of Equity Securities to Independent Board Members
During the year ended December 31, 2022, we issued 21,791 shares of Class C Common Stock to our independent directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.
Sales Pursuant to Our Private Offering and our Reg A Offering
On February 1, 2021, we commenced a private offering of our Class C Common Stock (the “Private Offering”) to accredited investors only under Regulation D promulgated under the Securities Act. Shares of our Class C Common Stock were sold at a per share offering price equal to the most recently published NAV per share (unaudited) determined by our board of directors. We primarily used the net proceeds from the Private Offering to invest in a diversified portfolio of real estate and real estate-related investments, or to re-lease and reposition our properties in accordance with our investment strategy and policies, including commissions and costs associated with such investments. We also used a portion of the proceeds of the Private Offering for general corporate purposes, including capital expenditures, tenant improvement costs and leasing costs related to our real estate investments; reserves required by financings of our real estate investments; the repayment of debt; the funding of stockholder distributions; and provided liquidity to our stockholders pursuant to our share repurchase program. We terminated the Private Offering on August 12, 2021. During the period from February 1, 2021 to August 11, 2021, we sold 36,207 shares of our Class C Common Stock pursuant to the Private Offering for aggregate proceeds of $851,273.
On June 29, 2021, we filed with the SEC a Regulation A Offering Statement on Form 1-A, including our preliminary offering circular, for a $75,000,000 offering of our Class C Common Stock (the “Reg A Offering”) and filed an amended Form 1-A on August 13, 2021. The SEC qualified the amended Regulation A Offering Statement on Form 1-A on August 16, 2021. The Reg A Offering allowed us to once again accept subscriptions from investors who are not accredited. During the period from August 16, 2021 to November 2, 2021, the termination date of the Reg A Offering, we sold 73,801 shares of our Class C Common Stock pursuant to the Reg A Offering for aggregate proceeds of $1,949,512.

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
Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows for the years ended December 31, 2022 and 2021:

					Cash Flows (Used in) Provided by Operating Activities	Sources of Distribution Payment
Period	Total Distributions Declared	Distributions Declared Per Share	Distributions Paid			Net Rental Income Received	Offering Proceeds	Quarter End Accrued Distribution

			Cash	Reinvested
2022:
First Quarter 2022 (1)	$2,907,122	$0.387499	$1,418,783	$1,492,404	$(1,083,310)	$2,907,122	$—	$854,599
Second Quarter 2022	2,142,075	0.287500	2,070,570	711,223	6,159,782	2,142,075	—	844,183
Third Quarter 2022	2,143,444	0.287500	1,856,735	663,219	4,250,291	2,143,444	—	841,510
Fourth Quarter 2022	2,145,770	0.287500	1,895,194	623,313	7,322,058	2,145,770	—	846,070
2022 Totals	$9,338,411	$1.249999	$7,241,282	$3,490,159	$16,648,821	$9,338,411	$—
2021: (2)
First Quarter 2021	$1,991,676	$0.258903	$891,202	$1,130,949	$102,091	$1,991,676	$—	$675,221
Second Quarter 2021	1,976,511	0.261780	835,381	1,131,281	2,981,262	1,976,511	—	650,167
Third Quarter 2021	1,981,725	0.264656	838,868	1,137,501	3,299,330	1,981,725	—	643,025
Fourth Quarter 2021	2,161,049	0.289864	907,927	1,200,880	3,346,002	2,161,049	—	730,445
2021 Totals	$8,110,961	$1.075203	$3,473,378	$4,600,611	$9,728,685	$8,110,961	$—
(1)Includes the 13th distribution for 2021 declared on January 5, 2022 for Class C Common Stock only and distributions to Class C OP Units.
(2)The distribution paid per share of Class S Common Stock is net of deferred selling commissions.
Distributions have been and are expected to be paid on a monthly basis. For the year ended December 31, 2022, distributions paid to our stockholders were 66.1% return of capital and 33.9% ordinary income and for the year ended December 31, 2021, distributions paid to our stockholders were 100% ordinary income.
The following presents the U.S. federal income tax characterization of the distributions paid in 2022 and 2021:

	Years Ended December 31,
	2022	2021
Ordinary taxable income	$0.4238	$1.1685
Capital gain	—	—
Non-taxable distribution	0.8262	—
Total	$1.2499	$1.1685

Distributions to stockholders were declared and paid based on daily record dates at rates per share per day through 2021. Beginning with distributions to stockholders for 2022, distributions generally are declared during the month or two prior to the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The distribution rate details are as follows:

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2022:
January 1-31 (1)	$0.09583300	January 27, 2022	February 25, 2022
February 1-28	$0.09583300	February 17, 2022	March 25, 2022
March 1-31	$0.09583300	February 17, 2022	April 25, 2022
April 1-30	$0.09583300	March 18, 2022	May 25, 2022
May 1-31	$0.09583300	March 18, 2022	June 27, 2022
June 1-30	$0.09583300	March 18, 2022	July 25, 2022
July 1-31	$0.09583300	June 15, 2022	August 25, 2022
August 1-31	$0.09583300	June 15, 2022	September 26, 2022
September 1-30	$0.09583300	June 15, 2022	October 25, 2022
October 1-31	$0.09583300	August 18, 2022	November 23, 2022
November 1-30	$0.09583300	August 18, 2022	December 23, 2022
December 1-31	$0.09583300	August 18, 2022	January 25, 2023

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2023:
January 1-31	$0.09583300	November 7, 2022	February 24, 2023
February 1-28	$0.09583300	November 7, 2022	March 24, 2023 (2)
March 1-31	$0.09583300	November 7, 2022	April 25, 2022 (2)
April 1-30	$0.09583300	March 9, 2023	May 25, 2023 (2)
May 1-31	$0.09583300	March 9, 2023	June 26, 2023 (2)
June 1-30	$0.09583300	March 9, 2023	July 25, 2023 (2)
(1)On January 5, 2022, our board of directors declared a 13th distribution of $0.000274 rate per share per day to our common stockholders since our AFFO exceeded 110% of distributions declared for the year ended December 31, 2021. The 13th distribution was based on the outstanding shares of common stock held by stockholders on the record date of January 6, 2022 using the following formula: (i) the daily amount of the 13th distribution, divided by 365 days (ii) multiplied by the number of days such shares of common stock were held by such stockholder from January 1, 2021 through December 31, 2021. Stockholders were only eligible for the 13th distribution if they held such shares as of the close of business on the record date.
(2)Reflects the expected payment date since the distribution has not been paid as of the date of this Annual Report on Form 10-K.
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

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Part I, Item 1A. Risk Factors. Those factors include: (a) our ability to continue to raise capital to make additional investments; (b) the future operating performance of our current and future real estate investments in the existing real estate and financial environment; (c) our ability to identify additional real estate investments that are suitable to execute our investment objectives; (d) the success and economic viability of our tenants; (e) our ability to refinance existing indebtedness at maturity on comparable terms; (f) changes in interest rates on any variable rate debt obligations we incur; and (g) the level of participation in our DRP. In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease.
Distribution Reinvestment Plan
On January 22, 2021, we filed a Registration Statement on Form S-3 (File No. 333-252321) to reflect our amended and restated DRP and register a maximum of $100,000,000 in share value of Class C Common Stock to be issued pursuant to our amended and restated DRP. We commenced offering shares of Class C Common Stock pursuant to the Registered DRP Offering on January 27, 2021. We expect to continue issuing our monthly distributions and maintain the ability for investors to reinvest their distributions under our Registered DRP Offering.
On February 15, 2022, our board of directors amended and restated the DRP (the “Second Amended and Restated DRP”) with respect to the Class C Common Stock to change the purchase price at which the Class C Common Stock is issued to stockholders who elect to participate in the DRP, and we filed a Post-Effective Amendment to our Registration Statement on Form S-3 (File No. 333-252321). The purpose of this change was to reflect the fact that our Class C Common Stock is now listed on the NYSE and no longer priced based on our most-recently determined estimated NAV per share. As more fully described in the Second Amended and Restated DRP, the purchase price for our Class C Common Stock under the DRP depends on whether we issue new shares to DRP participants or we or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions.
The purchase price for the Class C Common Stock issued directly by us is 97%, reflecting a 3% discount (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of our Class C Common Stock. This discount is subject to change from time to time, in our sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C Common Stock that we or any third-party administrator purchases from parties other than our Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C Common Stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid by DRP participants for each share of Class C Common Stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022. From February 2022 through December 31, 2022, we issued 179,502 shares of Class C Common Stock under the DRP.
Share Repurchase Program
2022 Share Repurchase Program
On February 15, 2022, our board of directors authorized up to $20,000,000 in repurchases of our outstanding shares of common stock through December 31, 2022. Repurchases made pursuant to the program were authorized to be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases were determined by us in our discretion and were subject to economic and market conditions, stock price, applicable legal requirements and other factors. From February 15, 2022 through December 31, 2022, we repurchased a total of 250,153 shares of our common stock for a total of $4,161,618 at an average cost of approximately $16.64 per share under this share repurchase program. These shares are held as treasury stock and presented as a component of equity in the accompanying consolidated balance sheet and consolidated statement of equity included in this Annual Report on Form 10-K. Our last share repurchases during the year ended December 31, 2022 were made on December 30, 2022, the last trading day of 2022.

The following table summarizes our repurchase activity under our share repurchase program for our Class C Common Stock for the three months ended December 31, 2022.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Repurchased Under the Plans or Programs
October 2022	—	$—	—	$16,042,248
November 2022	3,736	$11.00	3,736	$16,001,150
December 2022	13,272	$12.26	13,272	$15,838,382
Total	17,008	$11.99	17,008
2023 Share Repurchase Program
On December 21, 2022, our board of directors authorized up to $15,000,000 in repurchases of our outstanding shares of Class C Common Stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023 (the “2023 Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. Repurchases made pursuant to the 2023 Repurchase Program are subject to compliance with covenants and other restrictions set forth in our Credit Agreement with KeyBank and the other lending institutions party thereto. The program expires on December 31, 2023, and it may be suspended or discontinued at any time.
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
Overview
We are a Maryland corporation with issued and outstanding stock consisting of Series A Preferred Stock, publicly traded on the NYSE under the symbol “MDV.PA,” and Class C Common Stock, publicly traded on the NYSE under the symbol “MDV.” We currently own and manage single-tenant net-lease industrial, retail and office properties throughout the United States, with a focus on future acquisitions of critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen the nation's supply chains, while reducing the number of office and retail properties in our portfolio. We elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016. We believe that we have operated in conformity with the requirements for qualification as a REIT for federal income tax purposes. Through various transactions, including the Merger, we created one of the largest non-listed REITs to be raised via crowdfunding technology. Since December 31, 2019, we have been internally managed, as further described below. Driven by an investor-first focus and an experienced management team, Modiv leveraged its history as a real estate crowdfunding pioneer to create an approximate $535 million (based on estimated fair value) real estate portfolio comprised of approximately 3.2 million square feet of income-producing real estate. As of December 31, 2022, we have a portfolio of 46 commercial real estate properties in 17 states, comprised of 27 industrial properties, including our approximate 72.7% TIC Interest in a 91,740 square foot Santa Clara, California industrial property, 12 retail properties and 7 office properties (including one held for sale) as discussed in Notes 3 and 4 to our accompanying consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K. As of December 31, 2022, after reflecting lease extensions through the filing date of this Annual Report on Form 10-K, 48% of our tenants (based on ABR) are investment grade, our ABR was $33,667,366, all of our properties are 100% leased and our WALT was 11.9 years.
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through the Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. We are the sole general partner of, and owned an approximate 73% partnership interest in the Operating Partnership on December 31, 2022. The Operating Partnership’s limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12 to our accompanying consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K. We report with the SEC as a smaller reporting company under Rule 12b-2 of the Exchange Act.
Self-Management Transaction and Merger on December 31, 2019
Through December 31, 2019, we were externally managed by our former external advisor. On December 31, 2019, we acquired substantially all of the assets and assumed certain liabilities of our former external advisor and our former sponsor in exchange for Class M OP Units. As a result of such acquisition, we became self-managed and eliminated all fees for acquisitions, dispositions and management of our properties, which were previously paid to our former external advisor.
On December 31, 2019, pursuant to the Merger Agreement, REIT I merged with and into Merger Sub, with Merger Sub surviving as our direct, wholly-owned subsidiary. As a result, we issued 2,680,740 shares of our Class C Common Stock to former stockholders of REIT I. On December 31, 2020, Merger Sub was merged into the Operating Partnership and ceased to exist.
Common Stock Offerings and Distribution Reinvestment Plan
Since our initial registered offering of common stock was declared effective by the SEC in 2016,we have raised an aggregate of $212,086,682 pursuant to: (i) non-listed offerings of common stock registered with the SEC, (ii) offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act, (iii) DRP offerings of common stock registered with the SEC, (iv) the Private Offering, (v) the Reg A Offering and (vi) the Listed Offering.
On December 8, 2021, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, we filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the Listed Offering of our Class C Common Stock, which became effective on February 10, 2021. In connection with and upon the listing on the NYSE, each share of our Class S Common Stock converted into a share of Class C Common Stock. Our Listed Offering of Class C Common Stock closed on February 15, 2022. In connection with our Listed Offering, we sold 40,000 shares of our Class C Common Stock at $25.00 per share to a major stockholder who was formerly a related party.
On January 22, 2021, we filed a Registration Statement on Form S-3 (File No. 333-252321) to reflect our amended and restated DRP and register a maximum of $100,000,000 in share value of Class C Common Stock to be issued pursuant to our amended and restated DRP. We commenced offering shares of Class C Common Stock pursuant to the Registered DRP Offering on January 27, 2021.
On February 15, 2022, our board of directors approved the Second Amended and Restated DRP to change the purchase price at which the Class C Common Stock is issued to stockholders who elect to participate in the DRP, and we filed a Post-Effective Amendment to the Registration Statement on Form S-3. The purpose of this change was to reflect the fact that our Class C Common Stock is now listed on the NYSE and no longer priced based on our most-recently determined estimated NAV per share. As more fully described in the Second Amended and Restated DRP, the purchase price for our Class C Common Stock under the DRP depends on whether we issue new shares to DRP participants or we or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. We expect to continue issuing our monthly distributions and maintain the ability for investors to reinvest their distributions under our Registered DRP Offering.

The purchase price for the Class C Common Stock issued directly by us is 97%, reflecting a 3% discount (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of our Class C Common Stock. This discount is subject to change from time to time, in our sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C Common Stock that we or any third-party administrator purchases from parties other than our Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C Common Stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid by DRP participants for each share of Class C Common Stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022. From February 2022 through December 31, 2022, we issued 179,502 shares of Class C Common Stock under the DRP.
On March 30, 2022, we filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, we filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our ATM Offering of up to $50,000,000 of our Class C Common Stock on June 6, 2022. As of December 31, 2022, no shares have been issued in connection with our ATM Offering.
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
Liquidity and Capital Resources
Generally, our cash requirements for property acquisitions, debt payments and refinancings, capital expenditures and other investments will be funded by bank borrowings from financial institutions, mortgage indebtedness on our properties, assets sales and internally generated funds or offerings of shares of Class C Common Stock. Our cash requirements for operating and interest expenses and dividends on our Series A Preferred Stock and distributions on our Class C Common Stock will be funded by internally generated funds.
Credit Facility
On January 18, 2022, our Operating Partnership entered into a $250,000,000 Credit Agreement providing for a $100,000,000 four-year Revolver, which may be extended by up to 12 months subject to certain conditions, and a $150,000,000 five-year Term Loan with KeyBank and the other lending institutions party thereto (collectively, the “Lenders”), including KeyBank as Agent for the Lenders (in such capacity, the “Agent”), BMO Capital Markets, Truist Bank and The Huntington National Bank as Co-Syndication Agents (the “Co-Syndication Agents”) and KeyBanc Capital Markets Inc., BMO Capital Markets, Inc., Truist Securities, Inc. and The Huntington National Bank as Joint-Lead Arrangers (the “Lead Arrangers”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures. On October 21, 2022, we exercised the accordion feature of our Credit Agreement and increased the Credit Facility from $250,000,000 to $400,000,000 as further described below.

The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 38% as of September 30, 2022, the spread over SOFR, including a 10-basis point credit adjustment, is 165 basis points and the interest rate on the Revolver was 5.96% as of December 31, 2022. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $200,578 for the year ended December 31, 2022. On May 10, 2022, we entered into a swap agreement, effective May 31, 2022, to fix SOFR at 2.258% with respect to our original $150,000,000 Term Loan as described in Note 8 to our accompanying consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K, which resulted in a fixed interest rate of 3.858% on the first $150,000,000 of our Term Loan based on our leverage ratio of 38%.
On October 21, 2022, we exercised the accordion feature of our Credit Facility and increased the Credit Facility to $400,000,000, comprised of a $150,000,000 Revolver and a $250,000,000 Term Loan. The Credit Facility includes an updated accordion option that allows us to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. On December 20, 2022, the Credit Agreement was amended to allow us to draw on the additional $100,000,000 Term Loan commitment up to five times between December 20, 2022 and April 19, 2023 in exchange for a quarterly unused fee, which amounted to $6,944 during the quarter ended December 31, 2022. The maturities for our Revolver and Term Loan remain unchanged with the Revolver’s maturity in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity in January 2027. We paid lender fees of $1,378,125 in connection with the expansion of our Credit Facility.
On October 26, 2022, we entered into a swap agreement, effective November 30, 2022, to fix SOFR at 3.44% with respect to our expanded Term Loan as described in Note 8 to our accompanying consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K, which would result in a fixed interest rate of 5.04% on the additional $100,000,000 to be borrowed under the Term Loan based on our leverage ratio of 38% as of December 31, 2022.
The Credit Facility includes customary representations, warranties and covenants, including covenants regarding minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds after January 18, 2022, and maximum consolidated leverage of 60%. We were in compliance with these covenants as of December 31, 2022. The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by us, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, we and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which we and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
While the Credit Facility allows for borrowings of up to 60% of our borrowing base, we are targeting leverage of 40% or lower over the long-term once we achieve scale; however, we will consider higher leverage in the near-term if we identify attractive acquisition opportunities in advance of completing dispositions or raising additional equity. As of December 31, 2022, our leverage ratio was 38%.
Credit Facility Drawdown and Repayments
On January 18, 2022, we borrowed $155,775,000 from our Credit Facility consisting of $100,000,000 under the Term Loan and $55,775,000 under the Revolver. We used a portion of the proceeds from the Credit Facility to pay total commitment and arrangement fees of $2,020,000 to the Agent, the Lenders, the Lead Arrangers and Co-Syndication Agents.
We used a portion of the proceeds from the Credit Facility to repay 20 property mortgages, and related interest aggregating $153,428,764, including the $36,465,449 mortgage on the KIA auto dealership property which was acquired on January 18, 2022, as discussed above, and our prior line of credit outstanding balance of $8,022,000. The 20 mortgages that were paid off were for the following 27 properties: eight Dollar Generals, Northrop Grumman, exp Maitland, Wyndham, Williams Sonoma, EMCOR, Husqvarna, AvAir, 3M, Cummins, Levins, Labcorp, GSA (MHSA), PreK Education, ITW Rippey, Solar Turbines, WSP USA (formerly Wood Group), Gap, L3Harris and Walgreens. After the 20 property mortgages were paid-off, seven property mortgages as of December 31, 2021 remained outstanding, including four property mortgages related to assets held for sale. Those four mortgages were paid-off pursuant to sales of the properties in February 2022 as discussed below under “- Sale of Real Estate Investments.”

On March 8, 2022, we prepaid $35,000,000 of the outstanding balance on the Revolver with cash on hand in order to reduce interest expense, and on April 19, 2022, we drew $44,000,000 on the Revolver to fund the acquisition of the Lindsay properties. On April 25, 2022, we drew the remaining $50,000,000 on the Term Loan for a repayment on the Revolver and we also repaid $8,000,000 on the Revolver on June 22, 2022. We borrowed and repaid $28,000,000 during the three months ended September 30, 2022 in connection with acquisitions completed in July and August 2022 and dispositions completed in August and September 2022. We used proceeds from the Sutter Health early termination fee to prepay $3,775,000 on the Revolver in December 2022 and prepaid the remaining $3,000,000 Revolver balance on January 5, 2023 with the proceeds from the December 30, 2022 sale of our Raising Cane’s property. In January 2023, we borrowed $10,000,000 under the Term Loan to fund our acquisition of the property leased to Plastic Products Company, Inc. and for general corporate purposes. As of February 28, 2023, we had availability under the Credit Facility, prior to any new properties being added to the borrowing base, of approximately $85,000,000 which can be drawn for general corporate purposes, including future acquisitions.
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
As of December 31, 2022, the outstanding principal balance of our mortgage notes payable on our operating properties was $44,515,009, and the outstanding principal balances of our Revolver and Term Loan were $3,000,000 and $150,000,000, respectively. As of December 31, 2022, our approximate 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,487,515, which is not included in our consolidated balance sheets in this Annual Report on Form 10-K.
We had $8,608,649 of cash and no restricted cash as of December 31, 2022, as reported in our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Our cash and restricted cash, along with $150,000,000 of available capacity on our Revolver and $90,000,000 of available capacity on our Term Loan as of February 28, 2023, subject to our borrowing base covenant, along with proceeds from any future offerings of shares of Class C Common Stock, will primarily be used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments, such as capital expenditures, tenant improvement costs and leasing costs. We also may use a portion of the proceeds from our offerings for payment of principal on our outstanding indebtedness, reserves required by financings of our real estate investments and for general corporate purposes.
Sale of Real Estate Investments
During the year ended December 31, 2022, we sold eight real estate properties as follows:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$28,595
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	1,890,624
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	87,480
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	4,868,387
EMCOR	Cincinnati, OH	6/29/2022	Office	39,385	6,525,000	720,071
Williams Sonoma	Summerlin, NV	8/26/2022	Office	35,867	9,300,000	1,624,936
Wyndham	Summerlin, NV	9/16/2022	Office	41,390	12,900,000	2,307,093
Raising Cane's	San Antonio, TX	12/30/2022	Retail	3,853	4,313,045	669,185
Totals				346,979	$73,038,045	$12,196,371
On February 11, 2022, we completed the sale of two medical office properties in Dallas, Texas and Richmond, Virginia leased to Texas Health and Bon Secours, respectively, and one flex property in Richmond, Virginia leased to Omnicare for an aggregate sales price of $26,000,000, which generated net proceeds of $11,892,305 after payment of commissions, closing costs and existing mortgages.
On February 24, 2022, we completed the sale of a medical office property in Orlando, Florida leased to Accredo for a sales price of $14,000,000, which generated net proceeds of $5,012,724 after payment of commissions, closing costs and repayment of the existing mortgage.

On June 29, 2022, we completed the sale of an office property in Cincinnati, Ohio leased to EMCOR for a sales price of $6,525,000, which generated net proceeds of $6,345,642 after payment of commissions and closing costs.
On August 26, 2022, we completed the sale of an office property in Summerlin, Nevada leased to Williams Sonoma for a sales price of $9,300,000, which generated net proceeds of $8,964,252 after payment of commissions and closing costs.
On September 16, 2022, we completed the sale of an office property in Summerlin, Nevada leased to Wyndham for a sales price of $12,900,000, which generated net proceeds of $12,267,571 after payment of commissions and closing costs.
On December 30, 2022, we completed the sale of a retail property in San Antonio, Texas leased to Raising Cane's for a sales price of $4,313,045, which generated net proceeds of $4,173,283 after payment of commissions and closing costs.
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
Neither the SEC, Nareit, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure. Furthermore, as described in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K, the conversion ratios for Class M OP Units, Class P OP Units and Class R OP Units can increase if the specified performance hurdles are achieved, which would increase the fully-diluted weighted average shares outstanding.

The following are the calculations of FFO and AFFO for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Net loss in accordance with GAAP	$(4,511,318)	$(435,505)
Preferred stock dividends	(3,687,500)	(1,065,278)
Net loss attributable to common stockholders and Class C OP Unit holders	(8,198,818)	(1,500,783)
FFO adjustments:
Add: Depreciation and amortization	14,929,574	13,710,588
Amortization of deferred lease incentives	412,098	245,438
Depreciation and amortization for unconsolidated investment in a real estate property	777,041	735,335
Impairment of real estate investment	2,080,727	—
Less: Gain on sale of real estate investments, net	(12,196,371)	(6,136,588)	(1)
Reversal of impairment of real estate investment	—	(400,999)
FFO attributable to common stockholders and Class C OP Unit holders	(2,195,749)	6,652,991
AFFO adjustments:
Add: Amortization of corporate intangibles	—	1,556,348
Impairment of goodwill and intangible assets	17,320,857	3,767,190
Non-recurring corporate relocation costs	500,000	—
Stock compensation	2,401,022	2,744,881
Deferred financing costs	1,649,929	369,286
Non-recurring loan prepayment penalties	615,336	—
Swap termination costs	733,000	23,900
Amortization of above-market lease intangibles	197,224	129,823
Due diligence expenses, including abandoned pursuit costs	661,222	696,825
Less: Amortization of deferred rents	(3,237,482)	(1,478,818)
Unrealized gains on interest rate swaps, net	(813,750)	(970,039)
Amortization of below-market lease intangibles	(1,202,711)	(1,462,797)
Gain on forgiveness of economic relief note payable	—	(517,000)
Other adjustments for unconsolidated investment in a real estate property	5,251	(62,776)
AFFO	$16,634,149	$11,449,814

Weighted average shares outstanding - basic	7,487,204	7,544,834
Weighted average shares outstanding - fully diluted (2)	10,225,850	8,780,131

FFO Per Share:
Basic	$(0.29)	$0.88
Fully Diluted	$(0.29)	$0.76

AFFO Per Share:
Basic	$2.22	$1.52
Fully Diluted	$1.63	$1.30
(1)    Straight-line rent receivable write-offs related to sale of real estate investments for the year ended December 31, 2021 amounting to $1,667,114 were reclassified from rental income to gain on sale of real estate investments, net to conform with the current year presentation (see Note 2 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details on such reclassification).
(2)    Includes the Class M, Class P and Class R OP Units to compute the weighted average number of shares.

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
We expect that our board of directors will continue to declare distributions based on a single record date as of the end of each month and to pay these distributions on a monthly basis. Distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet REIT qualification standards.
Cash Flow Summary
The following table summarizes our cash flow activity for the years ended December 31, 2022 and 2021:

	2022	2021
Net cash provided by operating activities	$16,648,821	$9,728,685
Net cash (used in) provided by investing activities	$(61,063,193)	$21,830,288
Net cash (used in) provided by financing activities	$(5,384,499)	$18,471,017
Cash Flows from Operating Activities
The cash provided by operating activities of $16,648,821 for the year ended December 31, 2022 primarily reflects adjustments to our net loss of $4,511,318 to exclude net non-cash charges of $23,209,673 related to depreciation and amortization, impairment of goodwill, impairment of real estate property, stock compensation expense, amortization of deferred financing costs and premium, write-off of purchase deposit, amortization of deferred lease incentives, and amortization of above market lease intangibles, which were partially offset by gain on sale of real estate investments, write-off of unrealized gain on interest rate swaps, amortization of below-market lease intangibles, amortization of deferred rents and undistributed income from our unconsolidated investment in a real estate property. Cash provided by operations also included distributions from our unconsolidated investment in real estate property of $211,921. The cash provided by operations was also offset in part by cash used to fund changes in operating assets and liabilities of $2,261,455 during the year ended December 31, 2022 primarily due to increases in tenant receivables and prepaid expenses and a decrease in accounts payable, accrued and other liabilities.
The cash provided by operating activities of $9,728,685 for the year ended December 31, 2021 primarily reflects adjustments to our net loss of $435,505 to exclude net non-cash charges of $12,948,386 related to depreciation and amortization, impairment of intangible assets, stock compensation expense, amortization of deferred financing incentives, amortization of above-market lease intangibles and amortization of deferred rents, which were partially offset by gain on sale of real estate investments, amortization of below-market lease intangibles, unrealized gain on interest rate swap valuation, gain on forgiveness of economic relief note payable, reversal of impairment of real estate property and undistributed income from our unconsolidated investment in a real estate property. Cash provided by operations also included distributions from our unconsolidated investment in real estate property of $337,072. The cash provided by operations was offset in part by cash used to fund changes in operating assets and liabilities of $3,121,268 during the year ended December 31, 2021 primarily due to increases in note receivable and prepaid expenses and other assets, partially offset by a decrease in tenant receivables and an increase in accounts payable, accrued and other liabilities.
We continue to expect that our cash flows from operating activities will be positive in the next 12 months; however, there can be no assurance that this expectation will be realized.

Cash Flows from Investing Activities
Net cash used in investing activities was $61,063,193 for the year ended December 31, 2022 and consisted primarily of the following:
•$127,144,030 for acquisitions of 16 real estate properties;
•$4,353,938 for capitalized costs for improvements to existing real estate properties; and
•$2,148,731 for payments of lease incentives.
These uses were partially offset by:
•$70,662,287 of proceeds from sales of eight real estate properties;
•$1,836,767 from collection of receivable for early termination of lease; and
•$84,452 from a refundable purchase deposit.
Net cash provided by investing activities was $21,830,288 for the year ended December 31, 2021 and consisted primarily of the following:
•$37,719,998 of proceeds from sales of five real estate properties; and
•$1,824,383 from collection of a note receivable from the sale of real estate property.
These proceeds were partially offset by:
•$15,162,305 for acquisitions of two real estate properties;
•$1,356,038 for capitalized costs for improvements to existing real estate properties;
•$1,000,000 for a refundable purchase deposit; and
•$195,750 for additions to intangible assets.
Cash Flows from Financing Activities
Net cash used in financing activities was $5,384,499 for the year ended December 31, 2022 and consisted primarily of the following:
•$130,496,746 of mortgage note principal payments upon entering into the Credit Facility and the sale of four real estate properties;
•$5,857,849 of cash distributions paid to common stockholders;
•$1,383,433 of cash distributions paid to the Class C OP Unit holder;
•$3,830,903 of cash dividends paid to preferred stockholders;
•$4,161,618 used for repurchases of common stock;
•$3,638,229 of deferred financing cost payments; and
•$1,108,221 for payments of offering costs.
These uses were partially offset by:
•$150,000,000 of proceeds from borrowings on our Term Loan;
•$3,000,000 of net proceeds from our Revolver, more than offset by repayment of $8,022,000 on the prior credit facility with Banc of California (the “Prior Credit Facility”); and
•$114,500 of net proceeds from issuance of common stock in the Listed Offering.
Net cash provided by financing activities was $18,471,017 for the year ended December 31, 2021 and consisted primarily of the following:
•$47,607,309 of net proceeds from issuance of preferred stock;
•$4,336,086 of proceeds from issuance of common stock;
•$25,436,000 of proceeds from refinancing of mortgage notes payable;
•$2,022,000 of proceeds from borrowings on our prior credit facility revolver, net; and
•$18,804 of refundable loan deposits made.
These proceeds were partially offset by:
•$36,569,537 of mortgage notes principal payments and deferred financing cost payments of $404,971 to third parties;
•$19,082,962 used for repurchases of shares under our prior share repurchase programs;
•$3,473,378 of cash distributions paid to common stockholders; and
•$1,418,334 for offering costs.

Results of Operations
As of December 31, 2022, we owned (i) 46 operating properties (including one property held for sale); (ii) one parcel of land which currently serves as an easement to one of our industrial properties; and (iii) the TIC Interest. We acquired 16 and two operating properties in 2022 and 2021, respectively. We sold eight and five operating properties in 2022 and 2021, respectively, in accordance with our strategic plan to reduce our exposure to office and retail properties and increase our WALT by acquiring primarily industrial manufacturing properties generally with lease terms of 15+ years. We expect that rental income, depreciation and amortization expense and interest expense will be higher on a year-over-year basis in 2023 due to our planned acquisitions. Our results of operations for the year ended December 31, 2022 are not indicative of those expected in future periods as we have significant unused capacity on our Credit Facility and expect to continue to acquire additional operating properties. We can provide no assurance that our plans for acquisitions, if any, will be successful in the near term.
The COVID-19 pandemic's impact on the economy appears to have diminished and the general commercial real estate market appears to be recovering from COVID-19 impacts except for a continuing impact on commercial office properties due to the prevalence of employees working from home. The COVID-19 pandemic has caused and may continue to cause significant disruption to certain tenants' business operations which may impact our results of operations and cash flows in ways that remain unpredictable in the foreseeable future; for example, increased demand for work-from-home arrangements resulting from the COVID-19 pandemic may adversely impact the operations of our office properties. Additionally, a resurgence of COVID-19, including any future variants and resistance to currently available vaccines, or any future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our business operations, financial condition, results of operations, cash flows and performance.
We, our tenants and operating partners are also impacted by inflation and rising interest rates. According to the U.S. Labor Department, the annual inflation rate for the U.S. was 6% and 7% for the years ended December 31, 2022 and 2021, respectively, the highest increases since June 1982. As a result, the Federal Reserve is expected to continue raising interest rates to try to rein in inflation, which may lead to a recession and will negatively impact our future results due to higher borrowing costs on any floating rate borrowing. However, as of February 28, 2023, 100% of our outstanding debt is at fixed rates as a result of the swap agreements entered into in May 2022 and October 2022. Furthermore, the prolonged Russia-Ukraine conflict, as well as further retaliatory sanctions from the U.S. and its allies to Russia, may also exacerbate the already high inflation, continue to rattle the global economies and markets and worsen the fragile global supply chain.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
Rental Income
Rental income, including tenant reimbursements, was $46,174,267 and $37,889,831 for the years ended December 31, 2022 and 2021, respectively. Rental income during 2022 and 2021 included early termination fee revenue of $3,751,984 and $1,381,767, respectively. The 2022 early termination fee was related to an office property in Rancho Cordova, California leased to Sutter Health, which was subsequently leased to OES effective January 4, 2023, and the 2021 early termination fee was related to an industrial property in Cedar Park, Texas, leased to Dana Incorporated which was sold on July 7, 2021 (see Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details on such transactions).
Excluding the early termination fee revenue in 2022 and 2021, rental income increased by $5,914,219, or 16%, as compared to 2021 primarily reflecting the rental income contribution from our acquisition of 16 properties during 2022, including the KIA auto dealership property in Carson, California in January 2022, and our acquisition of eight industrial properties leased to Lindsay Precast in April 2022, which contributed approximately 12.4% and 8.0% of our total rental income during 2022, respectively. Rental income from our 16 acquisitions in 2022, together with the rental income contributions of two properties acquired during the second half of 2021, was partially offset by the decrease in rental income from the sale of 13 non-core properties over the last 24 months. Our acquisitions and dispositions are detailed in Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. Rental income includes tenant reimbursements of $6,596,244 and $5,807,634 in 2022 and 2021, respectively. The ABR of the operating properties owned as of December 31, 2022 was $33,667,366.

General and Administrative
General and administrative expenses were $7,812,057 and $9,715,067 for the years ended December 31, 2022 and 2021, respectively. The decrease of $1,903,010, or 20%, year-over-year primarily reflects personnel reductions and the resulting decrease in compensation to employees, reduced costs for technology services following our exit from the crowdfunding business in the first quarter of 2022 and reduced costs for professional services during the current year.
Stock Compensation Expense
Stock compensation expense was $2,401,022 and $2,744,881 for the years December 31, 2022 and 2021, respectively. The decrease of $343,859, or 13%, as compared with the prior year primarily reflects forfeitures related to employee terminations and resignations during the second half of 2021 and the first and third quarters of 2022.
Depreciation and Amortization
Depreciation and amortization expenses for the years ended December 31, 2022 and 2021 were $14,929,574 and $15,266,936, respectively. The purchase price of the acquired properties was allocated to tangible assets, identifiable intangibles and assumed liabilities and is being depreciated or amortized over their estimated useful lives. The decrease of $337,362, or 2%, year-over-year primarily reflects the absence of amortization of corporate intangibles of $1,556,347 in 2021. The corporate intangibles were impaired during the fourth quarter of 2021 in connection with our decision to exit the crowdfunding business. The absence of amortization of corporate intangibles during the current year was partially offset by the net increase on depreciation expense for acquisitions in excess of dispositions compared with the prior year.
Interest Expense
Interest expense includes interest paid or payable to lenders on our property mortgages and Credit Facility, related amortization of deferred financing costs and unrealized gains and losses on swap valuations. Interest expense was $8,106,658 and $7,586,197 for the years ended December 31, 2022 and 2021, respectively (see Note 7 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for the detail of the components of interest expense). On January 18, 2022, we used funds from our initial borrowing from our Credit Facility to pay off 20 existing property mortgages on 27 properties, the $36,465,449 mortgage on the KIA auto dealership property which we acquired on January 18, 2022 and repayment of our Prior Credit Facility and related interest, aggregating $153,428,764. In addition, four interest rate swap agreements related to four property mortgages were terminated in connection with the prepayment of the property mortgages. The increase in interest expense of $520,461, or 7%, year-over-year was primarily due to the year-over-year decrease in gains on interest rate swaps of $821,996, partially offset by the year-over-year decrease in interest expense paid or payable to the lenders and amortization of deferred financing costs. Following the purchase of a second interest rate swap on October 26, 2022, effective November 30, 2022, we have fixed our $250,000,000 Term Loan (including the additional $100,000,000 Term Loan commitment available as a result of our exercise of the accordion feature of our Credit Facility) at a weighted average interest rate of 4.33% when our leverage ratio is no more than 40%. The weighted average interest rate on our total debt outstanding of approximately $204.5 million as of February 28, 2023 is 4.05% based on our leverage ratio of 38% as of December 31, 2022.
Property Expenses
Property expenses were $8,899,626 and $6,880,993 for the years ended December 31, 2022 and 2021, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants, along with write offs of legal and due diligence costs for abandoned pursuits of acquisitions. The increase of $2,018,633, or 29%, year-over-year primarily reflects increases in repairs and maintenance, property management fees and property taxes, the majority of which are reimbursed by tenants.
Impairment (Reversal of Impairment) of Real Estate Investment Property
Impairment of investment in real estate property of $2,080,727 for the year ended December 31, 2022 reflects an impairment charge for a property located in Rocklin, California leased to Gap through February 28, 2023. We determined that the impairment charge was required, based on efforts initiated during the fourth quarter of 2022 to sell the property and its reclassification to asset held for sale as of December 31, 2022 (see Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details). Reversal of impairment of investment in real estate property of $400,999 for the year ended December 31, 2021 reflects an adjustment to reduce the impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for investment and use in June 2021.

Impairment of Goodwill and Intangible Assets
Impairment charges for non-property intangible assets were $17,320,857 and $3,767,190 during the years ended December 31, 2022 and 2021, respectively. The impairment of goodwill of $17,320,857 for year ended December 31, 2022 reflects the significant decline in the market value of our common stock since it began trading on the NYSE in February 2022. During the first quarter of 2022, management considered the fact that the trading price of our common stock caused our market capitalization to be below the book value of our equity as of March 31, 2022. Our stock price is materially below both our historical net asset value and the book value of our equity, reflecting the negative impacts of rising inflation and interest rates, declining office occupancy rates affecting owners of real estate properties and fears of a potential recession. We, therefore, reduced the carrying value of goodwill to zero as of March 31, 2022 (see Note 5 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details). The impairment of intangible assets of $3,767,190 for the year ended December 31, 2021 relates to the unamortized balance of intangible assets used to raise equity capital through our crowdfunding activities which were abandoned when we planned our Listed Offering in the fourth quarter of 2021.
Gain on Sale of Real Estate Investments, Net
The gain on sale of real estate investments, net was $12,196,371 and $6,136,588 for the years ended December 31, 2022 and 2021, respectively, and relates to the sale of eight properties (six office, one flex and one retail) during the year ended December 31, 2022 and five properties (four retail and one industrial) during the year ended December 31, 2021 (see Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details on the gain on sale of real estate investments). Our 2022 and 2021 sales of real estate investments were primarily due to our strategic plan to reduce our exposure to office and retail properties and acquire industrial manufacturing properties with longer lease terms.
Other Income (Expense), Net
Interest income was $21,910 and $21,328 for the years ended December 31, 2022 and 2021, respectively.
Income from unconsolidated investment in a real estate property was $278,002 and $276,042 for the years ended December 31, 2022 and 2021, respectively. This represents our approximate 72.7% TIC Interest in the Santa Clara, California property's results of operations for the years ended December 31, 2022 and 2021, respectively.
Gain on forgiveness of economic relief note payable of $517,000 for the year ended December 31, 2021 reflects the forgiveness in February 2021 of our economic relief note payable of $517,000 obtained in April 2020 under the terms of the Paycheck Protection Program of the Small Business Administration. There was no gain on forgiveness of economic relief note payable for the year ended December 31, 2022.
Loss on early extinguishment of debt of $1,725,318 for the year ended December 31, 2022 reflects non-cash charges of $1,164,998 for deferred financing costs and prepayment penalties of $615,336 upon repayment of 20 mortgages on 27 properties, full repayment of our Prior Credit Facility and mortgage repayments related to four asset sales, as well as $733,000 of swap termination fees related to the four mortgage refinancings which were offset by the related write-off of unrealized swap valuation losses of $788,016 (see Notes 7 and 8 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details). There was no loss on early extinguishment of debt for the year ended December 31, 2021.
Other income of $93,971 and $283,971 for the years ended December 31, 2022 and 2021, respectively, primarily reflects our monthly management fee from the entities that own the TIC Interest property which is equal to 0.1% of the total investment value of the property. The total management fee was $263,971 for each of the years ended December 31, 2022 and 2021, of which our portion of expense relating to the TIC Interest was $191,933 for each year and is reflected as a component of income from unconsolidated investment in a real estate property in our accompanying consolidated statements of operations included in this Annual Report on Form 10-K.

Quarterly Data
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of ongoing property acquisitions and dispositions and various other factors as more fully described in Part I, Item 1A. Risk Factors herein. The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended December 31, 2022. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

		Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income Per Share Attributable to Common Stockholders		Gains on Dispositions of Real Estate (1)	AFFO Attributable to Common Stockholders and Class C OP Unit Holder (1)	AFFO Per Share
	Revenues (1)		Basic	Diluted			Basic	Fully Diluted
2022
Quarter Ended: (2)
March 31, 2022	$10,174,340	$(11,067,010)	$(1.47)	$(1.47)	$6,875,086	$2,971,663	$0.39	$0.29
June 30, 2022	$10,676,148	$1,249,255	$0.17	$0.14	$720,071	$3,594,747	$0.48	$0.35
September 30, 2022	$10,951,673	$3,000,352	$0.40	$0.35	$3,932,029	$3,127,692	$0.42	$0.31
December 31, 2022	$14,372,106	$(158,632)	$(0.02)	$(0.02)	$669,185	$6,940,047	$0.93	$0.68
2021
Quarter Ended: (3)
March 31, 2021	$9,025,993	$(903,648)	$(0.12)	$(0.12)	$238,519	$2,219,856	$0.29	$0.25
June 30, 2021	$9,107,008	$(1,001,843)	$(0.13)	$(0.13)	$—	$3,037,996	$0.40	$0.34
September 30, 2021	$10,925,296	$3,505,052	$0.47	$0.40	$3,559,165	$3,812,513	$0.51	$0.44
December 31, 2021	$8,831,534	$(3,100,344)	$(0.41)	$(0.41)	$2,338,904	$2,379,449	$0.32	$0.27
(1)    During the fourth quarter of 2022, management determined that straight-line rents receivable write-offs associated with real estate investments previously sold should be reclassified as a component of the related gain on sale of the real estate investments rather than as an offset to rental income as previously presented in our statements of operations. Accordingly, our statements of operations reflect an increase in rental income and a corresponding reduction in the gain on sale of real estate investments for the first three quarters of 2022 and the first, third and fourth quarters of 2021 as follows: first quarter of 2022, $525,691; second quarter of 2022, $282,030; and third quarter of 2022, $739,255; and first quarter of 2021, $51,123; third quarter of 2021, $683,606; and fourth quarter of 2021, $932,385. The reclassifications did not affect net income (loss) or net income (loss) per share in the unaudited quarterly condensed consolidated statements of operations (see Note 2 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details on such reclassification).
(2)    The first quarter of 2022 includes the impact of the goodwill impairment charge of $17,320,857, non-recurring loan prepayment penalties of $615,336 and swap termination costs of $733,000. The fourth quarter of 2022 includes revenue from early termination fee of $3,751,984, partially offset by impairment of real estate investment property of $2,080,727.
(3)    The first quarter of 2021 includes the impact of a gain of $517,000 on forgiveness of economic relief note payable loan. The second quarter of 2021 includes an impairment credit of $400,999 on the reclassification of a real estate investment to held for investment from held for sale in the second quarter of 2021. The third quarter of 2021 includes an early termination fee of $1,381,767. The fourth quarter of 2021 includes the impact of intangible assets impairment charge of $3,767,190.

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
In connection with our Listed Offering of Class C Common Stock, we incurred organizational and offering costs in the aggregate of $885,500 in the fourth quarter of 2021 and the first quarter of 2022. We also incurred additional organizational and offering costs of $1,108,221 during the year ended December 31, 2022 related to our Registration Statement on Form S-3 (File No. 333-263985) that we filed on March 30, 2022, and Amendment No. 1 to the Registration Statement on Form S-3 that we filed on May 27, 2022, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our $50,000,000 ATM Offering on June 6, 2022. As of December 31, 2022, no shares were issued in connection with our ATM Offering.
Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of December 31, 2022 and 2021, including one and four properties held for sale as of the years ended December 31, 2022 and 2021, respectively, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	December 31,
	2022	2021
Number of properties:	(1)	(2)
Industrial (3)	27	12
Retail	12	12
Office (3)	7	14
Total operating properties	46	38
Parcel of land	1	1
Total properties	47	39

Leasable square feet:
Industrial (3)	2,541,792	1,514,876
Retail	230,176	161,406
Office (3)	401,291	800,036
Total leasable square feet	3,173,259	2,476,318
(1)    Includes one office property held for sale as of December 31, 2022, which is in escrow and scheduled to be sold by the end of March 2023.
(2)    Includes four healthcare related properties held for sale as of December 31, 2021, which consisted of three office properties and one flex property. These held for sale properties were sold in February 2022.
(3)One property was reclassified on December 31, 2022 to industrial from office to reflect the lessee's change in use since a majority of the square footage of the property is being used as laboratory space.
We are a smaller reporting entity and operate in an evolving environment.

Acquisitions of Real Estate Investments
We acquired 16 and two properties during the years ended December 31, 2022 and 2021, respectively, as follows:

Property and Location	Property Type	Area (Square Feet)	Lease Terms (Years)		Annual Rent Increase	Acquisition Price	Initial Cap Rate
2022
KIA/Trophy of Carson, Carson, CA (1)	Retail	72,623	25		2.0%	$69,275,000	5.7%
Kalera, Saint Paul, MN	Industrial	78,857	20		2.5%	8,079,000	7.0%
Lindsay Precast, eight properties acquired in Colorado (3), Ohio (2), North Carolina, South Carolina and Florida	Industrial	618,195	25		2.0%	56,150,000	6.7%
Producto, two properties acquired in Endicott and Jamestown, NY	Industrial	72,373	20		2.0%	5,343,862	7.2%
Valtir, four properties acquired in Centerville, UT, Orangeburg, SC, Fort Worth, TX and Lima, OH	Industrial	293,612	20	(2)	2.3%	23,375,000	7.7%
		1,135,660				$162,222,862
2021
Raising Cane’s, San Antonio, TX	Retail	3,853	7		2.0%	$3,607,424	6.3%
Arrow Tru-Line, Archbold, OH	Industrial	206,155	20		2.0%	11,460,000	6.7%
		210,008				$15,067,424
(1)    The KIA property was acquired in an ‘‘UPREIT’’ transaction wherein the seller received 1,312,382 Class C OP Units for approximately 47% of the property value and we repaid a $36,465,449 existing mortgage, including accrued interest, on the property.
(2)    The South Carolina and Ohio properties have a 25-year master lease and the Texas and Utah properties have a 15-year master lease.
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

Sales of Real Estate Investments
We completed the sale of eight and five non-core properties during the years ended December 31, 2022 and 2021, respectively, as follows:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sales Price	Net Proceeds (1)
2022
Bon Secours (2)	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$—
Omnicare (2)	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	—
Texas Health (2)	Dallas, TX	2/11/2022	Office	38,794	7,040,000	11,892,305	(3)
Accredo (2)	Orlando, FL	2/24/2022	Office	63,000	14,000,000	5,012,724
EMCOR	Cincinnati, OH	6/29/2022	Office	39,385	6,525,000	6,345,642
Williams Sonoma	Summerlin, NV	8/26/2022	Office	35,867	9,300,000	8,964,252
Wyndham	Summerlin, NV	9/16/2022	Office	41,390	12,900,000	12,267,571
Raising Cane's	San Antonio, TX	12/30/2022	Retail	3,853	4,313,045	4,173,283
Totals				346,979	$73,038,045	$48,655,777
2021
Chevron	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$3,914,909
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	2,684,225
Chevron	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	4,054,327
Dana	Cedar Park, TX	7/7/2021	Industrial	45,465	10,000,000	4,975,334
Harley Davidson	Bedford, TX	12/21/2021	Retail	70,960	15,270,000	8,344,708
Totals				159,321	$38,984,188	$23,973,503
(1)    Net of commissions, closing costs paid and repayment of any outstanding mortgages.
(2)    Classified as held for sale as of December 31, 2021.
(3)    Net proceeds from the combined sale of the Bon Secours, Omnicare and Texas Health properties.
Extension of Leases
Effective January 12, 2022, we extended the lease terms of our Cummins office property located in Nashville, Tennessee from March 1, 2023 to February 28, 2024 with a 2% increase in annual rent commencing March 1, 2023. Cummins accepted the extension of the lease terms and possession of the property on an "AS-IS" basis. We also granted to Cummins an option to extend the lease term for an additional five years commencing March 1, 2024 and paid a leasing commission of $30,000 in connection with this extension.
Effective January 26, 2022, we extended the lease term of our ITW Rippey industrial property located in El Dorado Hills, California from August 1, 2022 to July 31, 2029 with a 6% increase in annual rent commencing August 1, 2022 and 3% annual escalations thereafter. We also agreed to provide a tenant improvements allowance of $481,250 in connection with this extension and granted ITW Rippey an option to extend the lease term for an additional five years commencing August 1, 2029. On July 15, 2022, we agreed to allow ITW Rippey to utilize its tenant improvements allowance for any sums due under the lease.
Effective March 4, 2022, we extended the lease term of our Williams Sonoma office property located in Summerlin, Nevada from October 31, 2022 to October 31, 2025 with a 4% increase in annual rent commencing November 1, 2022 and 2.7% annual escalations thereafter. We also agreed to provide the tenant with one month of free rent, an inducement payment of $100,000 and tenant improvements allowance of $166,450 and paid a leasing commission of $90,383 in connection with this extension. The property leased to Williams Sonoma was sold on August 26, 2022.
On January 23, 2023, we executed a lease extension for the office property leased to Solar Turbines in San Diego, California for an additional two years through July 31, 2025 with a 14.0% increase in rent effective August 1, 2023 and a 3.0% increase in rent effective August 1, 2024. This is the third lease extension executed by Solar Turbines, which has occupied our property located in San Diego, California since 2008.
We are continuing to explore potential lease extensions for certain of our other properties.

Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of December 31, 2022 and 2021, we had obligations to pay $1,789,027 and $189,136, respectively, for on-site and tenant improvements to be incurred by tenants. We expect that the related improvements will be completed during the 2023 calendar year and will be funded from cash on hand, operating cash flow or borrowings under our Credit Facility.
In addition, we have identified approximately $1,181,000 of roof and HVAC replacement, elevator upgrades and sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months. Approximately $217,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. We will initially pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $964,000 are not recoverable from tenants. These improvements will be funded from cash on hand, operating cash flows, or borrowings under our Credit Facility. More information on our properties and investments can be found in Part I, Item 2. Properties of this Annual Report on Form 10-K.
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
Noncontrolling Interest in Consolidated Entities
We account for the noncontrolling interests in our Operating Partnership in accordance with the related accounting guidance. Due to our control of the Operating Partnership through our general partnership interest therein and the limited rights of the limited partners, the Operating Partnership and its wholly-owned subsidiaries are consolidated with us, and the limited partner interests not held by us are reflected as noncontrolling interests in the accompanying consolidated balance sheets and statements of equity. Other than the noncontrolling interests related to an “UPREIT” transaction, all other noncontrolling interests currently represent non-voting, non-distribution accruing interests with no allocation of profits or losses, but have various conversion rights to obtain future rights to distributions and allocation of profits and losses.
Revenue Recognition
We account for revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. Such revenues are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842, as discussed below, in the period the recoverable costs are incurred. Tenant reimbursements, for which we pay the associated costs directly to third-party vendors and is reimbursed by the tenants, are recognized and recorded on a gross basis.
We account for leases in accordance with FASB ASU No. 2016-02, Leases (Topic 842) and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02 (collectively “Topic 842”). Topic 842 established a single comprehensive model for entities to use in accounting for leases. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements are made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts our accounting for leases primarily as a lessor. Topic 842 also impacts our accounting as a lessee; however, such impact is not considered material.
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
Cash and cash equivalents; restricted cash; receivable from early termination of lease; tenant receivables; prepaid expenses and other assets; accounts payable, accrued and other liabilities: These balances approximate their fair values due to the short maturities of these items.
Derivative instruments: Our derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a third-party's proprietary model that utilizes observable inputs. As such, we classify these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Goodwill: The fair value measurements of goodwill is considered Level 3 nonrecurring fair value measurements. For goodwill, fair value measurement involves the determination of fair value of a reporting unit.
Credit facilities: The fair value of our credit facilities approximates their carrying values as their interest rates and other terms are comparable to those available in the market place for similar credit facilities.

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
Related party transactions: We have concluded that it is not practical to determine the estimated fair value of related party transactions. Disclosure rules for fair value measurements require that for financial instruments for which it is not practicable to estimate fair value, information pertinent to those instruments be disclosed. Further information as to these financial instruments with related parties is included in Note 10 to our accompanying consolidated financial statements in this Annual Report on Form 10-K.
Real Estate Investments
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

Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. We anticipate the estimated useful lives of our assets by class to be generally as follows:

.	Buildings	10-48 years
.	Site improvements	Shorter of 15 years or remaining lease term
.	Tenant improvements	Shorter of 15 years or remaining lease term
.	Industrial equipment	20 years
.	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining lease term
Impairment of Investment in Real Estate Properties
We monitor events and changes in circumstances that could indicate that the carrying amounts of real estate properties may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the real estate properties will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, we do not believe that we will be able to recover the carrying value of the real estate properties, we will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the real estate properties.
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
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate debt. We do not enter into derivatives for speculative purposes. We record derivative instruments at fair value on our consolidated balance sheets. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. If the derivative instrument meets the hedge accounting criteria, the change in the fair value of a derivative instrument may be designated as a cash flow hedge where the unrealized holding gain or loss on the interest rate swap is presented in our consolidated statements of comprehensive income (loss) and accumulated other comprehensive income in our balance sheets. If the derivative instrument does not meet the hedge accounting criteria, the change in the fair value of the derivative is recorded as a gain or loss on the interest rate swap and included in interest expense in our consolidated statements of operations.
We enter into interest rate swaps as a fixed rate payer to mitigate our exposure to rising interest rates on our variable rate term loan. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Restricted Stock Units and Restricted Stock Unit Awards
Historically, the fair values of the Operating Partnership's units or restricted stock unit awards issued or granted by us were based on the estimated NAV per share (unaudited) of our common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity prior to the listing of our Class C Common Stock on the NYSE. The fair value of future grants of the Operating Partnership's units or restricted stock unit awards will be determined based on the NYSE's market closing price of our Class C Common Stock on the date of grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction and UPREIT Transaction (each defined and discussed in Note 12 to our accompanying consolidated financial statements in this Annual Report on Form 10-K) are recorded in equity under noncontrolling interest in the Operating Partnership in our accompanying consolidated balance sheets and statements of equity in this Annual Report on Form 10-K. For units granted to our employees that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period. We have elected to record forfeitures as they occur.

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
If equity instruments do not meet liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the equity instruments do not require liability classification under ASC 815-40, in order to conclude equity classification, we assess whether the equity instruments are indexed to our common stock and whether the equity instruments are classified as equity under ASC 815-40 or other applicable GAAP guidance. After all relevant assessments are made, we conclude whether the equity instruments are classified as liability or equity. Liability classified equity instruments are accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified equity instruments are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
Recent Accounting Pronouncements
See Note 2 to our accompanying consolidated financial statements in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2022, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Recent Market Conditions
There are continuing uncertainties in the market in which we operate related to supply chain disruptions, inflation and increases in interest rates, along with negative impacts associated with the ongoing Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia. Volatility in stock and bond markets, particularly the rise in yields on U.S. Treasury securities during 2022, may negatively impact our operating results.
In addition, although the impacts of the COVID-19 pandemic on the economy appear to have diminished and the general commercial real estate market appears to be recovering from such impacts, the COVID-19 pandemic has resulted in significant disruptions in utilization of office properties and uncertainty over how tenants of office properties will respond when their leases are scheduled to expire.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Excluding the property formerly leased to Gap which is in escrow and scheduled to be sold by the end of March 2023, we have two leases (one industrial and one office) scheduled to expire in the next 12 months, which comprise an aggregate of 163,230 leasable square feet and represent approximately 5.1% of ABR as of December 31, 2022. As tenants, particularly in office properties, reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, they may determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. However, we successfully negotiated lease extensions for four properties during 2022 and January 2023.

The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, the prolonged impacts of the COVID-19 pandemic, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. In January 2022, we refinanced all but four of our properties (including the TIC Interest) with proceeds from our Credit Facility which includes floating rates based on SOFR and our leverage ratio as described above. The mortgage on our Rancho Cordova, California property does not mature until March 9, 2024 and the other three mortgages do not mature until after September 2027. All four of these mortgages are at fixed rates. As a result of the interest rate swap agreements entered into during 2022, 100% of our indebtedness as of February 28, 2023 holds a fixed interest rate. The weighted average interest rate on the total debt outstanding of $204.5 million as of February 28, 2023 was 4.05% based on our 38% leverage ratio as of December 31, 2022. Our Revolver does not mature until January 18, 2026 and can be extended for an additional 12 months thereafter, and our Term Loan does not mature until January 18, 2027. On October 21, 2022, our Credit Facility was increased to $400 million and is now comprised of a $150 million Revolver and a $250 million Term Loan. Our Credit Facility includes an updated accordion option that allows us to request additional Revolver and Term Loan lender commitments up to a total of $750 million.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective at the reasonable assurance level.

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
2)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with the authorization of management of the issuer; and
3)    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the issuer’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.    OTHER INFORMATION
On March 9, 2023, our board of directors approved and adopted our Second Amended and Restated Bylaws (as so amended and restated, the “Amended Bylaws”) to, among other things, update provisions relating to stockholder meetings to ensure compliance with federal proxy rules, including Rule 14a-19 under the Exchange Act. The Amended Bylaws became effective upon adoption by our board of directors.
The Amended Bylaws include the following amendments, among other updates:
•Amend language to ensure that any stockholder casting a vote by proxy complies with Maryland law and our Amended Bylaws;
•Reflect the requirement that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by our board of directors;
•Update the provisions related to the information required to be included in a stockholder’s notice of nomination of individuals for election as a director and the information required to be included in any notice of other business that the stockholder proposes to bring before a meeting;
•Require a stockholder submitting a director nomination to make a written undertaking that such stockholder intends to solicit the holders of shares of our stock representing at least 67% of the voting power of shares of stock entitled to vote on the election of directors in support of the director nomination;
•Update the accompanying certifications made by a stockholder submitting a notice of nomination of an individual for election as a director;
•Clarify that a stockholder may not nominate more individuals than there are directors to be elected or substitute or replace a proposed director nominee without compliance with the requirements for nomination in the Amended Bylaws, including compliance with any applicable deadlines; and
•Reflect that we will disregard any proxy authority granted in favor, or votes for, any proposed director nominee if the stockholder soliciting proxies in support of such proposed director nominee abandons the solicitation or does not comply with Rule 14a-19 under the Exchange Act.
The amendments also include various conforming and technical changes, including updates to provisions relating to virtual meetings to align with changes to the MGCL statutory language.
The foregoing description of the Amended Bylaws does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements:
See Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
(a)(2)    Financial Statement Schedule:
The following financial statement schedule is included herein at pages F-46 through F-49 of this Annual Report on Form 10-K: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.
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

3.2*	Second Amended and Restated Bylaws of Modiv Inc., adopted on March 9, 2023
3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 23, 2022)

10.1
Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated February 1, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission of February 1, 2021)

10.2
First Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

10.3*	Second Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated December 21, 2022
10.4+
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and Aaron S. Halfacre (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.5+
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and The Raymond J. Pacini Trust u/a/d 5/3/01, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.6+
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and Aaron S. Halfacre (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.7+
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and The Raymond J. Pacini Trust u/a/d 5/3/01, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.8+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

10.9
Contribution Agreement between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated January 13, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.10
First Amendment to Contribution Agreement Between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated March 22, 2022 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 23, 2022)

10.11
Kia – Carson, CA Lease Agreement as of January 18, 2022, by and between MDV Trophy Carson CA LLC and Trophy of Carson LLC for the property located at 22020 Recreation Rd., Carson, California (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.12
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

Exhibit	Description
10.13*
First Amendment to Credit Agreement dated October 21, 2022 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility

10.14*
Second Amendment to Credit Agreement dated December 20, 2022 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility

10.15
Unconditional Guaranty of Payment and Performance of Modiv Operating Partnership, LP under the Credit Agreement dated January 18, 2022 with KeyBank and other lenders by Modiv Inc. and certain subsidiary guarantors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-261529) filed with the Securities and Exchange Commission on February 10, 2022)

21.1*	Subsidiaries of Modiv Inc.
23.1*	Consent of Baker Tilly US, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Cushman & Wakefield Western, Inc.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Modiv Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Modiv Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15(a), Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of Purchase Price Allocations of Real Estate Investments
Critical Audit Matter Description
As discussed in Note 3 to the consolidated financial statements, during 2022, the Company acquired approximately $162 million of real estate properties. As discussed in Note 2, the purchase price of a real estate acquisition is typically allocated to land, building and improvements, and identified lease related intangible assets and liabilities based on their estimated relative fair values.
We identified the evaluation of the fair values used in the purchase price allocated to land, building and improvements, and identified lease related intangible assets and liabilities as a critical audit matter. Specifically, the measurement of the fair values of land, building and improvements, and identified lease related intangible assets and liabilities is dependent upon significant assumptions that are subject to potential management bias and for which relevant external market data is not always readily available.

Such assumptions include market land and building values, market rental rates, market rental growth rates, capitalization rates and discount rates, as well as adjustment factors used in allocating variances on a relative fair value basis. There was a high degree of subjective and complex auditor judgment required in evaluating the fair value measurements given the sensitivity of the fair value measurements to changes in these assumptions.
How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company’s process to allocate the purchase price of real estate acquisitions. This included the process over the selection and review of the significant assumptions used to estimate fair value.
•Involving internal real estate valuation specialists, as an auditor’s specialist, with specialized skills and knowledge to assist in evaluating the significant assumptions used to estimate the fair value measurements and purchase price allocations. The evaluation included comparison of the Company’s assumptions noted above to independently developed ranges using market data from industry transaction databases, published industry reports, and market participants.
•Comparing the amounts allocated to land, building and improvements, equipment, and lease related intangible assets and liabilities as a percentage of the total acquisition value, and the overall value for supportability of the purchase prices being considered at market terms.
•Assessing potential management bias by evaluating the results of the procedures performed.
Evaluation of Impairment of Real Estate Investments
Critical Audit Matter Description
The Company’s total real estate investments, net, were approximately $426 million as of December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company monitors, on an ongoing basis, events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses whether it will recover the carrying value of its real estate and related intangible assets by estimating undiscounted future cash flows and eventual proceeds from disposition of the property and comparing the sum of those amounts to the carrying value of the real estate and related intangible assets. If the carrying value of the real estate and related intangible assets is determined to be not recoverable, the Company records an impairment charge to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets.
We identified the evaluation of real estate investments for impairment as a critical audit matter. Auditing whether indicators of impairment were present, and the assumptions used in projecting future cash flows for certain properties involved a high degree of judgment and subjectivity. In particular, the undiscounted cash flows, potential proceeds from expected or hypothetical dispositions and fair value estimates were sensitive to significant assumptions including market rental rates and related leasing assumptions, anticipated asset holding periods, capitalization rates and discount rates, which are affected by expectations of the future market and economic conditions.
How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company’s process of evaluating whether indicators of impairment were present.
•Evaluating the significant judgments applied by management in determining whether indicators of impairment were present by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments.
•Evaluating management’s business plans for the assets and other judgments used in determining holding periods and cash flow estimates for the assets by reviewing corroborating information included in materials presented to the Company’s Board of Directors and to prospective investors.

•Evaluating and testing significant assumptions and inputs used to estimate undiscounted cash flows and real estate investment terminal values, among other procedures, by comparing significant assumptions and inputs used by management to current industry and economic trends, observable market data, and historical results of the properties. In certain instances, we involved our internal real estate valuation specialists, as an auditor’s specialist, to assist in performing these procedures.
•Comparing the Company’s expected net proceeds from future asset sale against the carrying value of such asset as of year-end for assets classified as held for sale.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2018.

Irvine, California
March 13, 2023

MODIV INC.
Consolidated Balance Sheets

	As of December 31,
	2022	2021
Assets
Real estate investments:
Land	$103,657,237	$61,005,402
Building and improvements	329,867,099	251,246,290
Equipment	4,429,000	—
Tenant origination and absorption costs	19,499,749	21,504,210
Total investments in real estate property	457,453,085	333,755,902
Accumulated depreciation and amortization	(46,752,322)	(37,611,133)
Total investments in real estate property, net	410,700,763	296,144,769
Unconsolidated investment in a real estate property	10,007,420	9,941,338
Total real estate investments excluding real estate investments held for sale, net	420,708,183	306,086,107
Real estate investments held for sale, net	5,255,725	31,510,762
Total real estate investments, net	425,963,908	337,596,869
Cash and cash equivalents	8,608,649	55,965,550
Restricted cash	—	2,441,970
Receivable from early termination of lease	—	1,836,767
Tenant receivables	8,859,329	5,996,919
Above-market lease intangibles, net	1,850,756	691,019
Prepaid expenses and other assets	6,100,937	5,856,255
Interest rate swap derivative	4,629,702	—
Other assets related to real estate investments held for sale	12,765	788,296
Goodwill, net	—	17,320,857
Total assets	$456,026,046	$428,494,502
Liabilities and Equity
Mortgage notes payable, net	$44,435,556	$152,223,579
Mortgage notes payable related to real estate investments held for sale, net	—	21,699,912
Total mortgage notes payable, net	44,435,556	173,923,491
Credit facility revolver	3,000,000	8,022,000
Credit facility term loan, net	148,018,164	—
Accounts payable, accrued and other liabilities	9,245,933	11,844,881
Below-market lease intangibles, net	9,675,686	11,102,940
Interest rate swap derivatives	498,866	788,016
Other liabilities related to real estate investments held for sale	117,881	383,282
Total liabilities	214,992,086	206,064,610

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of December 31, 2022 and 2021 (Note 9)	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 7,762,506 shares issued and 7,512,353 shares outstanding as of December 31, 2022, and 7,426,636 shares issued and outstanding as of December 31, 2021	7,762	7,427
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 63,768 shares issued and outstanding as of December 31, 2021	—	64
Additional paid-in-capital	278,339,020	273,441,831
Treasury stock, at cost, 250,153 shares held as of December 31, 2022 and no shares held as of December 31, 2021	(4,161,618)	—
Cumulative distributions and net losses	(117,938,876)	(101,624,430)
Accumulated other comprehensive income	3,502,616	—
Total Modiv Inc. equity	159,750,904	171,826,892
Noncontrolling interest in the Operating Partnership	81,283,056	50,603,000
Total equity	241,033,960	222,429,892
Total liabilities and equity	$456,026,046	$428,494,502
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021
Rental income	$46,174,267	$37,889,831

Expenses:
General and administrative	7,812,057	9,715,067
Stock compensation expense	2,401,022	2,744,881
Depreciation and amortization	14,929,574	15,266,936
Interest expense	8,106,658	7,586,197
Property expenses	8,899,626	6,880,993
Impairment (reversal of impairment) of real estate investment property	2,080,727	(400,999)
Impairment of goodwill and intangible assets	17,320,857	3,767,190
Total expenses	61,550,521	45,560,265

Operating loss:
Gain on sale of real estate investments, net	12,196,371	6,136,588
Operating loss	(3,179,883)	(1,533,846)

Other income (expense):
Interest income	21,910	21,328
Income from unconsolidated investment in a real estate property	278,002	276,042
Gain on forgiveness of economic relief note payable	—	517,000
Loss on early extinguishment of debt	(1,725,318)	—
Other	93,971	283,971
Other (expense) income, net	(1,331,435)	1,098,341

Net loss	(4,511,318)	(435,505)
Less: net loss attributable to noncontrolling interest in Operating Partnership	(1,222,783)	—
Net loss attributable to Modiv Inc.	(3,288,535)	(435,505)
Preferred stock dividends	(3,687,500)	(1,065,278)
Net loss attributable to common stockholders	$(6,976,035)	$(1,500,783)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.93)	$(0.20)

Weighted-average number of common shares outstanding:
Basic and diluted	7,487,204	7,544,834
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2022	2021
Net loss	$(4,511,318)	$(435,505)
Other comprehensive income:
Unrealized holding gain on interest rate swap designated as a cash flow hedge	4,039,706	—
Comprehensive loss	(471,612)	(435,505)
Net loss attributable to noncontrolling interest in Operating Partnership	(1,222,783)	—
Other comprehensive income attributable to noncontrolling interest in Operating Partnership:
Unrealized holding gain on interest rate swap designated as a cash flow hedge	602,487	—
Comprehensive loss attributable to noncontrolling interest in Operating Partnership	(620,296)	—
Comprehensive income (loss) attributable to Modiv Inc.	$148,684	$(435,505)
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Equity
For the Years Ended December 31, 2022 and 2021

			Common Stock		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Modiv Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock		Class C and Class S			Treasury Stock
	Shares	Amount	Shares	Amounts		Shares	Amounts
Balance, December 31, 2020	—	$—	7,937,401	$7,938	$224,288,416	—	$—	$(92,012,686)	$—	$132,283,668	$50,603,000	$182,886,668
Issuance of common stock	—	—	370,043	370	8,936,327	—	—	—	—	8,936,697	—	8,936,697
Issuance of preferred stock, net	2,000,000	2,000	—	—	47,605,309	—	—	—	—	47,607,309	—	47,607,309
Stock compensation expense	—	—	15,191	15	378,735	—	—	—	—	378,750	—	378,750
OP Units compensation expense	—	—	—	—	2,387,381	—	—	—	—	2,387,381	—	2,387,381
Offering costs	—	—	—	—	(1,418,334)	—	—	—	—	(1,418,334)	—	(1,418,334)
Reclassification from redeemable common stock	—	—	—	—	10,346,127	—	—	—	—	10,346,127	—	10,346,127
Repurchases of common stock	—	—	(832,231)	(832)	(19,082,130)	—	—	—	—	(19,082,962)	—	(19,082,962)
Dividends, preferred stock	—	—	—	—	—	—	—	(1,065,278)	—	(1,065,278)	—	(1,065,278)
Distributions declared, common stock	—	—	—	—	—	—	—	(8,110,961)	—	(8,110,961)	—	(8,110,961)
Net loss	—	—	—	—	—	—	—	(435,505)	—	(435,505)	—	(435,505)
Balance, December 31, 2021	2,000,000	2,000	7,490,404	7,491	273,441,831	—	—	(101,624,430)	—	171,826,892	50,603,000	222,429,892
Issuance of common stock - distribution reinvestments	—	—	210,311	210	3,489,949	—	—	—	—	3,490,159	—	3,490,159
Listed offering of common stock, net	—	—	40,000	40	114,460	—	—	—	—	114,500	—	114,500
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	32,809,550	32,809,550
Stock compensation expense	—	—	21,791	21	329,979	—	—	—	—	330,000	—	330,000
OP Units compensation expense	—	—	—	—	2,071,022	—	—	—	—	2,071,022	—	2,071,022
Offering costs	—	—	—	—	(1,108,221)	—	—	—	—	(1,108,221)	—	(1,108,221)
Repurchases of common stock	—	—	—	—	—	(250,153)	(4,161,618)	—	—	(4,161,618)	—	(4,161,618)
Dividends, preferred stock	—	—	—	—	—	—	—	(3,687,500)	—	(3,687,500)	—	(3,687,500)
Distributions declared, common stock	—	—	—	—	—	—	—	(9,338,411)	—	(9,338,411)	—	(9,338,411)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(1,509,198)	(1,509,198)
Net loss	—	—	—	—	—	—	—	(3,288,535)	—	(3,288,535)	(1,222,783)	(4,511,318)
Other comprehensive income	—	—	—	—	—	—	—	—	3,502,616	3,502,616	602,487	4,105,103
Balance, December 31, 2022	2,000,000	$2,000	7,762,506	$7,762	$278,339,020	(250,153)	$(4,161,618)	$(117,938,876)	$3,502,616	$159,750,904	$81,283,056	$241,033,960
See accompanying notes to consolidated financial statements.

MODIV INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(4,511,318)	$(435,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,929,574	15,266,936
Stock and OP Units compensation expense	2,401,022	2,744,881
Amortization of deferred rents	(1,665,925)	188,297
Amortization of deferred lease incentives	412,098	245,438
Amortization of deferred financing costs and premium/discount	484,930	369,286
Amortization of above-market lease intangibles	197,224	129,823
Amortization of below-market lease intangibles	(1,202,711)	(1,462,797)
Impairment (reversal of impairment) of real estate investment property	2,080,727	(400,999)
Impairment of goodwill and intangible assets	17,320,857	3,767,190
Write-off of purchase deposit	375,000	—
Gain on sale of real estate investments, net	(12,196,371)	(6,136,588)
Write-off of deferred financing costs upon early termination of mortgage notes payable	1,164,999	—
Gain on extinguishment of interest swaps	(788,016)	—
Unrealized gain on interest rate swap valuation	(25,733)	(970,039)
Gain on forgiveness of economic relief note payable	—	(517,000)
Income from unconsolidated investment in a real estate property	(278,002)	(276,042)
Distributions from unconsolidated investment in a real estate property	211,921	337,072
Changes in operating assets and liabilities:
Increase in tenant receivables	(2,072,718)	(913,208)
Increase in note receivable	—	(1,836,767)
Decrease (increase) in prepaid expenses and other assets	555,343	(1,348,856)
(Decrease) increase in accounts payable, accrued and other liabilities	(744,080)	977,563
Net cash provided by operating activities	16,648,821	9,728,685
Cash Flows from Investing Activities:
Acquisitions of real estate investments	(127,144,030)	(15,162,305)
Improvements to existing real estate investments	(4,353,938)	(1,356,038)
Additions to intangible assets	—	(195,750)
Collection of receivable from early termination of lease	1,836,767	—
Collection of receivable from sale of real estate property	—	1,824,383
Net proceeds from sale of real estate investments	70,662,287	37,719,998
Purchase deposits, net	84,452	(1,000,000)
Payment of lease incentives	(2,148,731)	—
Net cash (used in) provided by investing activities	(61,063,193)	21,830,288
Cash Flows from Financing Activities:
Borrowings from credit facility term loan	150,000,000	—
Borrowings from credit facility revolver, net	3,000,000	—
(Repayments) borrowings from prior credit facility revolver, net	(8,022,000)	2,022,000
Proceeds from mortgage notes payable	—	25,436,000
Principal payments on mortgage notes payable	(130,496,746)	(36,569,537)
Refundable loan deposit	—	18,804
Payments of deferred financing costs	(3,638,229)	(404,971)

MODIV INC.
Consolidated Statements of Cash Flows - (Continued)

	For the Years Ended December 31,
	2022	2021
Proceeds from issuance of preferred stock, net	$—	$47,607,309
Proceeds from listed offering of common stock, net	114,500	4,336,086
Payment of offering costs	(1,108,221)	(1,418,334)
Repurchases of common stock	(4,161,618)	(19,082,962)
Dividends paid to preferred stockholders	(3,830,903)	—
Distributions paid to common stockholders	(5,857,849)	(3,473,378)
Distributions paid to Class C OP Units holder	(1,383,433)	—
Net cash (used in) provided by financing activities	(5,384,499)	18,471,017

Net (decrease) increase in cash, cash equivalents and restricted cash	(49,798,871)	50,029,990

Cash, cash equivalents and restricted cash, beginning of year	58,407,520	8,377,530

Cash, cash equivalents and restricted cash, end of year	$8,608,649	$58,407,520

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,768,212	$8,053,000

Supplemental disclosure of noncash flow information:
Reclassifications from redeemable common stock	$—	$10,346,127
Unpaid real estate improvements	$522,845	$—
Deferred lease incentives	$—	$(2,128,538)
Issuance of Class C OP Units in the acquisition of a real estate investment	$32,809,550	$—
Reinvested distributions from common stockholders	$3,490,159	$4,600,611
Reclassification of tenant improvements from other assets to real estate investments	$—	$73,037
Decrease in share repurchases payable	$—	$(2,980,559)
(Decrease) increase in accrued distributions	$(27,235)	$36,972
Supplemental disclosure of real estate investment held for sale, net:
Decrease (increase) in real estate investments held for sale	$26,255,037	$(6,925,023)
Decrease in assets related to real estate investments held for sale	$775,531	$291,065
Decrease in above-market lease intangibles	$—	$50,549
(Decrease) increase in mortgage notes payable related to real estate investments held for sale	$(21,699,912)	$12,611,474
Decrease in liabilities related to real estate investments held for sale	$(267,850)	$(418,055)
Increase (decrease) in below-market lease intangibles	$2,449	$(325,734)
Decrease in interest swap derivatives	$—	$(14,166)
See accompanying notes to consolidated financial statements.

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
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 73% and 83% partnership interest in, the Operating Partnership on December 31, 2022 and 2021, respectively. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12.
As of December 31, 2022, the Company's portfolio of approximately 3.2 million square feet of aggregate leasable space consisted of investments in 46 real estate properties, comprised of: 27 industrial properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), which represent approximately 59% of the portfolio, 12 retail properties, which represent approximately 20% of the portfolio, and 7 office properties (including one held for sale), which represent approximately 21% of the portfolio (expressed as a percentage of annual base rent (“ABR”) as of December 31, 2022).
New Principal Executive Offices
Effective December 16, 2022, the Company and its subsidiaries moved their principal executive offices to 200 S. Virginia Street, Reno, Nevada 89501 from 120 Newport Center Drive, Newport Beach, California 92660.
Common Stock Offerings
Since the Company’s initial registered offering of common stock was declared effective by the SEC in 2016, the Company has raised an aggregate of $212,086,682 pursuant to: (i) non-listed offerings of common stock registered with the SEC (collectively, the “Registered Offering”), (ii) offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), (iii) distribution reinvestment plan (“DRP”) offerings of common stock registered with the SEC, (iv) a private offering of common stock pursuant to Regulation D under the Securities Act, (v) a qualified offering of common stock pursuant to Regulation A under the Securities Act and (vi) an offering of common stock listed on the NYSE.
On December 8, 2021, the Company filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, the Company filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the Listed Offering of the Company’s Class C common stock, which became effective on February 10, 2022. In connection with and upon the listing on the NYSE, each share of the Company's Class S common stock converted into a share of Class C common stock. The Listed Offering of the Company's Class C common stock closed on February 15, 2022. In connection with the Listed Offering, the Company sold 40,000 shares of its Class C common stock at $25.00 per share to a major stockholder who was formerly a related party (see Note 9 for more details).

On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and the Company filed a prospectus supplement for the Company's at-the-market offering of up to $50,000,000 of its Class C common stock (the “ATM Offering”) on June 6, 2022. As of December 31, 2022, no shares have been issued in connection with the Company's ATM Offering.
Preferred Stock Offering
On September 17, 2021, the Company and the Operating Partnership completed the issuance and sale of 2,000,000 shares of the Company’s Series A Preferred Stock in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00 (see Note 9 for additional information).
Distribution Reinvestment Plan
On February 15, 2022, the Company's board of directors amended and restated its DRP (the “Second Amended and Restated DRP”) with respect to the Class C common stock to change the purchase price at which the Class C common stock is issued to stockholders who elect to participate in the DRP. The purpose of this change was to reflect the fact that the Company's Class C common stock is now listed on the NYSE and no longer priced based on net asset value (“NAV”) per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C common stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for the Class C common stock issued directly by the Company is 97%, reflecting a 3% discount (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C common stock. This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the Market Price. The purchase price for the Class C common stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C common stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to the Company's transfer agent by DRP participants for each share of Class C common stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022. From February 2022 through December 31, 2022, the Company issued 210,311 shares of Class C common stock under the DRP.
Share Repurchase Programs
On February 15, 2022, the Company's board of directors authorized up to $20,000,000 in repurchases of the Company's outstanding shares of common stock through December 31, 2022. On December 21, 2022, the Company's board of directors authorized up to $15,000,000 in repurchases of the Company's outstanding shares of common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023. Repurchases made pursuant to the 2023 repurchase program will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.
From February 15, 2022 through December 31, 2022, the Company repurchased a total of 250,153 shares of its common stock for a total of $4,161,618 and an average cost of $16.64 per share under the 2022 share repurchase program and these shares are held as treasury stock. The Company's last share repurchases were made on December 30, 2022.

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
Use of Estimates
The preparation of the accompanying consolidated financial statements and the related notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in such consolidated financial statements and related notes thereto. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience. Actual results could differ materially from those estimates.
Noncontrolling Interest in Consolidated Entities
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying consolidated balance sheets and statements of equity. Other than the noncontrolling interests related to an “UPREIT” transaction completed in January 2022, as discussed in detail in Note 12, all noncontrolling interests currently represent non-voting, non-distribution accruing interests with no allocation of profits or losses, but have various conversion rights to obtain future rights to distributions and allocation of profits and losses as discussed further in Note 12.
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
As of June 30, 2022, the Company held an interest in a VIE, which was incorporated under a qualified exchange accommodation arrangement to temporarily hold replacement real estate properties, for which the Company was determined to be the primary beneficiary. As a result, the Company consolidated this entity. As of June 30, 2022, the Company's investment related to this VIE aggregated $31,406,864, or 7.3% of total assets, and no liabilities, which related to four real estate properties the VIE held as of that date. Prior to September 30, 2022, the Company completed the exchange transaction related to the four real estate properties held by the VIE, and the entity became a wholly-owned subsidiary of the Company.
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
The Company accounts for leases in accordance with FASB ASU No. 2016-02, Leases (“Topic 842”), and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02 (collectively, “Topic 842”). Topic 842 established a single comprehensive model for entities to use in accounting for leases. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements are made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Topic 842 impacts the Company's accounting for leases primarily as a lessor. Topic 842 also impacts the Company's accounting as a lessee; however, such impact is considered not material.
As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's consolidated statements of operations. For the years ended December 31, 2022 and 2021, tenant reimbursements included in rental income amounted to $6,596,244 and $5,807,634, respectively.
The Company recognizes rental income from tenants under operating leases on a straight-line basis over the noncancellable term of the lease when collectability of such amounts is reasonably assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, management of the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company.
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
Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions for the years ended December 31, 2022 and 2021 met these criteria at closing. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying consolidated statements of operations.
Advertising Costs
The Company incurred advertising costs charged to general and administrative expenses for the years ended December 31, 2022 and 2021 aggregating $25,469 and $592,351, respectively.
Income Taxes
The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company expects to operate in a manner that will allow it to continue to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including meeting various tests regarding the nature of the Company's assets and income, the ownership of the Company's outstanding stock and distribution of at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Neither the Company nor its subsidiaries has been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2022 and 2021. As of December 31, 2022, the returns for calendar years 2019, 2020 and 2021 remain subject to examination by the IRS and some additional years may be subject to examination wherein tax loss carryforwards are utilized and in certain state tax jurisdictions.
Treasury Stock
Effective on the date of the Listed Offering, the Company accounts for repurchased shares of its Class C common stock as treasury stock. Treasury stock is recorded at cost and is included as a component of equity in the Company's consolidated balance sheet as of December 31, 2022.
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. For the years ended December 31, 2022 and 2021, the Company presented both Basic EPS and Diluted EPS reflecting its reported net loss attributable to common stockholders (see Note 13 for additional information).
As discussed in Note 1, in connection with and upon listing on the NYSE, each share of the Company's Class S common stock converted into a share of Class C common stock. Prior to the conversion of the Company's Class S common stock into Class C common stock, application of the two-class method for allocating net loss attributable to common stockholders in accordance with the provisions of ASC 260, Earnings per Share, would have resulted in basic and diluted net loss attributable to common stockholders of $0.20 per share for both Class C common stock and Class S common stock for the year ended December 31, 2021.
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
Cash and cash equivalents; restricted cash; receivable from early termination of lease; tenant receivables; prepaid expenses and other assets and accounts payable, accrued and other liabilities. These balances approximate their fair values due to the short maturities of these items.

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a third-party's proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Goodwill: The fair value measurements of goodwill is considered a Level 3 nonrecurring fair value measurement. For goodwill, fair value measurement involves the determination of fair value of a reporting unit.
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
Credit facilities: The fair value of the Company’s credit facilities approximates the carrying values as their interest rates and other terms are comparable to those available in the marketplace for similar credit facilities.
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
Restricted Cash
Restricted cash as of December 31, 2021 amounted to $2,441,970 for the mortgages related to properties discussed below and other lender reserves. There was no restricted cash balance as of December 31, 2022.
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
Real Estate Investments
Real Estate Acquisition Valuation
The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. All real estate acquisitions during the years ended December 31, 2022 and 2021 were treated as asset acquisitions. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.

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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancellable term of above-market in-place leases plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining noncancellable terms of the respective lease, including any below-market renewal periods.
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

●	Buildings	10 - 48 years
●	Site improvements	Shorter of 15 years or remaining lease term
●	Tenant improvements	Shorter of 15 years or remaining lease term
●	Industrial equipment	20 years
●	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining lease term
Impairment of Investment in Real Estate Properties
The Company monitors events and changes in circumstances that could indicate that the carrying amounts of real estate properties may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the real estate properties will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the real estate properties, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the real estate properties.
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
Unconsolidated Investment in a Real Estate Property
The Company accounts for investments in an entity over which the Company has the ability to exercise significant influence under the equity method of accounting. Under the equity method of accounting, an investment is initially recognized at cost and is subsequently adjusted to reflect the Company’s share of earnings or losses of the investee. The investment is also increased for additional amounts invested and decreased for any distributions received from the investee. Equity method investment is reviewed for impairment whenever events or circumstances indicate that the carrying amount of the investment might not be recoverable. If an equity method investment is determined to be other-than-temporarily impaired, the investment is reduced to fair value and an impairment charge is recorded as a reduction to earnings. The Company's unconsolidated investment is in the form of its share in the ownership of a real estate property where the equity method of accounting is applied.
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

Derivative Instruments and Hedging Activities
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate debt. The Company does not enter into derivatives for speculative purposes. The Company records derivative instruments at fair value on its consolidated balance sheets. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. If the derivative instrument meets the hedge accounting criteria, the change in the fair value of a derivative instrument may be designated as a cash flow hedge where the unrealized holding gain or loss on the interest rate swap is presented in the Company's consolidated statements of comprehensive income (loss) and accumulated other comprehensive income in the Company's balance sheets. If the derivative instrument does not meet the hedge accounting criteria, the change in the fair value of the derivative is recorded as a gain or loss on the interest rate swap and included in interest expense in the Company's consolidated statements of operations.
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate term loan. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Under the DRP, stockholders electing to participate in the DRP must reinvest all (as opposed to only a portion of) cash distributions in shares of the Company Class C common stock (see Note 1 for more details on the Second Amended and Restated DRP).
Restricted Stock and Restricted Stock Unit Awards
Historically, the fair values of the Operating Partnership's units and restricted stock unit awards issued or granted by the Company were based on the estimated NAV per share (unaudited) of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity prior to the listing of the Company's Class C common stock on the NYSE. The fair value of future grants of the Operating Partnership's units or restricted stock unit awards will be determined based on the NYSE's market closing price of the Company's Class C common stock on the date of grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction and UPREIT Transaction (each defined and discussed in Note 12) are recorded in equity under noncontrolling interest in the Operating Partnership in the Company's consolidated balance sheets and statements of equity. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 12). The Company has elected to record forfeitures as they occur.
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
Reclassifications
Certain prior year balance sheet, statement of operations and statement of cash flows accounts have been reclassified to conform with the current year presentation. The reclassifications did not affect net income in the prior year consolidated statement of operations.
During the fourth quarter of 2022, management determined that straight-line rents receivable write-offs associated with real estate investments previously sold should be reclassified as a component of the related gain on sale of the real estate investments rather than as an offset to rental income as previously presented in the Company's statements of operations. Accordingly, the Company’s statements of operations reflect an increase in rental income and a corresponding reduction in the gain on sale of real estate investments for the first three quarters of 2022 and the first, third and fourth quarters of 2021 and the year ended December 31, 2021 as follows: first quarter of 2022, $525,691; second quarter of 2022, $282,030; and third quarter of 2022, $739,255; and first quarter of 2021, $51,123; third quarter of 2021, $683,606; and fourth quarter of 2021, $932,385; and year ended December 31, 2021, $1,667,114. The reclassifications did not affect net income (loss) or net income (loss) per share of the foregoing unaudited quarterly condensed consolidated statements of operations or consolidated statement of operations for the year ended December 31, 2021.
Segments
The Company has invested in single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other and are managed as one unit by a common management team. As of December 31, 2022 and 2021, the Company aggregated its investments in real estate into one reportable segment.
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate investments included in the notes to consolidated financial statements are presented on an unaudited basis.
Recent Accounting Pronouncements
New Accounting Standards Issued
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform, to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2022.

NOTE 3. REAL ESTATE INVESTMENTS
As of December 31, 2022, the Company’s real estate investment portfolio consisted of 46 operating properties located in 17 states comprised of: 27 industrial properties (including the TIC Interest in an industrial property not reflected in the table below, but discussed in Note 4), 12 retail properties and 7 office properties (including one held for sale), and one parcel of land, which currently serves as an easement to one of the Company’s industrial properties.
The following table provides summary information regarding the Company’s real estate portfolio as of December 31, 2022, excluding one property held for sale and the TIC Interest:

Property Tenant	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Northrop Grumman	Melbourne, FL	3/7/2017	Industrial (1)	$13,608,084	$—	$1,469,737	$(4,012,748)	$11,065,073
Northrop Grumman	Melbourne, FL	6/21/2018	Land	329,410	—	—	—	329,410
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	—	1,013,948	(1,827,839)	11,026,309
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	—	(3,499,279)	23,858,620
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	—	3,037,057	(5,606,808)	12,193,068
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	—	2,894,017	(4,240,369)	32,848,017
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	—	221,927	(661,825)	3,989,492
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	—	408,225	(612,963)	9,467,436
WSP USA (2)	San Diego, CA	12/31/2019	Industrial	9,869,520	—	539,633	(1,137,260)	9,271,893
ITW Rippey	El Dorado Hills, CA	12/31/2019	Industrial	7,071,143	—	304,387	(864,813)	6,510,717
L3Harris	Carlsbad, CA	12/31/2019	Industrial	11,690,952	—	662,101	(1,305,952)	11,047,101
Arrow Tru-Line	Archbold, OH	12/3/2021	Industrial	11,518,084	—	—	(431,755)	11,086,329
Kalera	Saint Paul, MN	1/31/2022	Industrial	3,690,009	4,429,000	—	(325,772)	7,793,237
Lindsay	Colorado Springs 1, CO	4/19/2022	Industrial	2,311,934	—	—	(41,312)	2,270,622
Lindsay	Colorado Springs 2, CO	4/19/2022	Industrial	3,314,406	—	—	(24,585)	3,289,821
Lindsay	Dacono, CO	4/19/2022	Industrial	6,448,855	—	—	(59,600)	6,389,255
Lindsay	Alachua, FL	4/19/2022	Industrial	8,518,123	—	—	(256,849)	8,261,274
Lindsay	Franklinton, NC	4/19/2022	Industrial	7,181,113	—	—	(113,241)	7,067,872
Lindsay	Canal Fulton 1, OH	4/19/2022	Industrial	11,345,533	—	—	(243,557)	11,101,976
Lindsay	Canal Fulton 2, OH	4/19/2022	Industrial	10,190,942	—	—	(347,351)	9,843,591
Lindsay	Rock Hill, SC	4/19/2022	Industrial	6,555,983	—	—	(119,173)	6,436,810
Producto	Endicott, NY	7/15/2022	Industrial	2,362,310	—	—	(35,819)	2,326,491
Producto	Jamestown, NY	7/15/2022	Industrial	3,073,686	—	—	(43,851)	3,029,835
Valtir	Centerville, UT	7/26/2022	Industrial	4,688,621	—	—	(53,676)	4,634,945
Valtir	Orangeburg, SC	7/26/2022	Industrial	4,242,938	—	—	(63,864)	4,179,074
Valtir	Fort Worth, TX	7/26/2022	Industrial	3,276,201	—	—	(28,517)	3,247,684
Valtir	Lima, OH	8/4/2022	Industrial	9,921,367	—	—	(138,655)	9,782,712
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	—	116,302	(246,493)	1,151,621
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	—	140,653	(315,458)	1,368,971
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	—	106,730	(236,835)	1,069,755
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	—	111,847	(227,071)	1,058,964
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	—	100,856	(233,046)	980,682
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	—	86,408	(226,427)	962,067
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	—	261,630	(441,397)	4,719,947
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	—	76,351	(152,906)	1,205,128
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	—	73,298	(212,732)	1,180,933
PreK Education	San Antonio, TX	12/31/2019	Retail	12,477,027	—	555,767	(1,418,751)	11,614,043
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	—	335,945	(398,882)	5,160,505
KIA/Trophy of Carson	Carson, CA	1/18/2022	Retail	69,286,444	—	118,606	(1,017,619)	68,387,431

(Operating properties table continued)
Property Tenant	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
exp US Services	Maitland, FL	3/27/2017	Office	$6,186,380	$—	$388,248	$(1,284,786)	$5,289,842
Cummins	Nashville, TN	4/4/2018	Office	14,538,528	—	1,566,997	(3,758,306)	12,347,219
Costco	Issaquah, WA	12/20/2018	Office	27,568,906	—	2,765,136	(5,274,513)	25,059,529
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	—	243,307	(415,544)	2,939,839
Solar Turbines	San Diego, CA	12/31/2019	Office	7,162,087	—	284,026	(759,736)	6,686,377
OES (3)	Rancho Cordova, CA	12/31/2019	Office	29,587,023	—	1,616,610	(4,034,387)	27,169,246
				$433,524,336	$4,429,000	$19,499,749	$(46,752,322)	$410,700,763
(1)    This property was reclassified on December 31, 2022 to industrial from office to reflect Northrop Grumman's change in use since a majority of the square footage of the property is being used as laboratory space.
(2)    Wood Group was acquired and changed its name to WSP USA Environment & Infrastructure Inc.
(3)     The Company and Sutter Health agreed to the early termination of its lease effective December 31, 2022 for payment of an early termination fee of $3,751,984 which was recorded as rental income in the Company's statement of operations for the year ended December 31, 2022. The property was then leased to the State of California's Office of Emergency Services (“OES”) effective January 4, 2023 for 12 years through December 31, 2034. OES has a purchase option which OES can exercise any time from May 1, 2024 through December 31, 2026. OES also has an early termination option which OES can exercise any time on or after December 31, 2028 by giving written notice at least 120 days prior to the date of early termination.
Impairment Charge / Reversal of Impairment Charge
In December 2022, the Company recorded an impairment charge of $2,080,727 related to its property located in Dublin, California leased to Gap through February 28, 2023 and held for sale as of December 31, 2022. The Company determined that the impairment charge was required, based on efforts initiated during the fourth quarter of 2022 to sell the property. The impairment charge represents the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the planned sale (see Real Estate Investments Held For Sale below).
The reversal of impairment charge of $400,999 during the year ended December 31, 2021 resulted from an adjustment to partially reverse an impairment charge recorded in December 2020 for the property located in Bedford, Texas due to its reclassification from held for sale to held for use in June 2021.

Acquisitions:
Year Ended December 31, 2022
During the year ended December 31, 2022, the Company acquired the following 16 real estate properties:

Property and Location	Acquisition Date	Land	Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Above- Market Lease Intangibles	Acquisition Price
KIA/Trophy of Carson, Carson, CA (1)	1/18/2022	$32,741,781	$36,544,663	$—	$118,606	$—	$69,405,050
Kalera, St. Paul, MN	1/31/2022	562,356	3,127,653	4,429,000	—	—	8,119,009
Lindsay, Colorado Springs 1, CO	4/19/2022	1,195,178	1,116,756	—	—	—	2,311,934
Lindsay, Colorado Springs 2, CO	4/19/2022	2,239,465	1,074,941	—	—	—	3,314,406
Lindsay, Dacono, CO (2)	4/19/2022	2,263,982	4,184,873	—	—	—	6,448,855
Lindsay, Alachua, FL	4/19/2022	966,192	7,551,931	—	—	—	8,518,123
Lindsay, Franklinton, NC	4/19/2022	2,843,811	4,337,302	—	—	—	7,181,113
Lindsay, Fulton 1, OH	4/19/2022	726,877	10,618,656	—	—	—	11,345,533
Lindsay, Fulton 2, OH	4/19/2022	635,865	9,555,077	—	—	—	10,190,942
Lindsay, Rock Hill, SC	4/19/2022	2,816,322	3,739,661	—	—	—	6,555,983
Producto, Endicott, NY	7/15/2022	239,447	2,122,863	—	—	—	2,362,310
Producto, Jamestown, NY	7/15/2022	766,651	2,307,035	—	—	—	3,073,686
Valtir, Centerville, UT	7/26/2022	2,467,565	2,221,056	—	—	—	4,688,621
Valtir, Orangeburg, SC	7/26/2022	1,678,818	2,564,120	—	—	1,356,961	5,599,899
Valtir, Fort Worth, TX	7/26/2022	1,785,240	1,490,961	—	—	—	3,276,201
Valtir, Lima, OH	8/4/2022	747,746	9,173,621	—	—	—	9,921,367
		$54,677,296	$101,731,169	$4,429,000	$118,606	$1,356,961	$162,313,032
(1)    In accordance with the contribution agreement for the KIA auto dealership property in Carson, California, the Company issued 1,312,382 units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) to the seller (see Note 12 for more details) and the Company repaid the $36,465,449 then-existing mortgage, including accrued interest, on the property (see Note 7 for more details).
(2)     As of December 31, 2022, buildings and improvements exclude a non-refundable deposit of $440,548 for funding ongoing building construction at the Lindsay property in Dacono, Colorado. This deposit is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
During the year ended December 31, 2022, the Company recognized $11,274,529 of total revenue related to the above-acquired properties.
The noncancellable lease terms of the properties acquired during the year ended December 31, 2022 are as follows:

Property	Lease Expiration
KIA/Trophy of Carson	1/17/2047
Kalera	2/28/2042
Lindsay, for all eight properties acquired	4/30/2047
Producto, for two properties acquired	7/31/2042
Valtir, UT and TX	7/31/2037
Valtir, SC and OH	8/31/2047

Year Ended December 31, 2021
During the year ended December 31, 2021, the Company acquired the following two real estate properties:

Property and Location	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total
Raising Cane's, San Antonio, TX	7/26/2021	$1,830,303	$1,599,921	$213,997	$3,644,221
Arrow Tru-Line, Archbold, OH	12/3/2021	778,772	10,739,312	—	11,518,084
		$2,609,075	$12,339,233	$213,997	$15,162,305
During the year ended December 31, 2021, the Company recognized $166,177 of total revenue related to the above-acquired properties.
The noncancellable lease terms of the properties acquired during the year ended December 31, 2021 are as follows:

Property	Lease Expiration
Raising Cane's	2/20/2028
Arrow Tru-Line	12/31/2041
Dispositions:
Year Ended December 31, 2022
During the year ended December 31, 2022, the Company sold the following eight real estate properties:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$28,595
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	1,890,624
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	87,480
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	4,868,387
EMCOR	Cincinnati, OH	6/29/2022	Office	39,385	6,525,000	720,071
Williams Sonoma	Summerlin, NV	8/26/2022	Office	35,867	9,300,000	1,624,936
Wyndham	Summerlin, NV	9/16/2022	Office	41,390	12,900,000	2,307,093
Raising Cane's	San Antonio, TX	12/30/2022	Retail	3,853	4,313,045	669,185
				346,979	$73,038,045	$12,196,371
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
On December 30, 2022, the Company completed the sale of a retail property in San Antonio, Texas leased to Raising Cane's for a sales price of $4,313,045, which generated net proceeds of $4,173,283 after payment of commissions and closing costs.
Year Ended December 31, 2021
During the year ended December 31, 2021, the Company sold the following five properties:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Chevron Gas Station	Roseville, CA	1/7/2021	Retail	3,300	$4,050,000	$216,279
EcoThrift	Sacramento, CA	1/29/2021	Retail	38,536	5,375,300	19,314
Chevron Gas Station	San Jose, CA	2/12/2021	Retail	1,060	4,288,888	2,926
Dana	Cedar Park, TX	7/7/2021	Industrial	45,465	10,000,000	3,444,032
Harley Davidson	Bedford, TX	12/21/2021	Retail	70,960	15,270,000	2,338,904
				159,321	$38,984,188	6,021,455
24 Hour Fitness Adjustment						115,133
Total						$6,136,588
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
On July 7, 2021, the Company completed the sale of its Cedar Park, Texas industrial property which was leased to Dana Incorporated, but unoccupied, for $10,000,000, which generated net proceeds of $4,975,334 after repayment of the existing mortgage, commissions and closing costs. Upon the sale of the property, Dana Incorporated executed a promissory note payable to the Company for its obligation to continue to pay rent of $65,000 per month through July 31, 2022 and pay its early termination fee of $1,381,767 no later than July 31, 2022. The unpaid amount of the Company's note receivable of $1,836,767 as of December 31, 2021 is presented as receivable from early termination of lease in the Company's consolidated balance sheet as of December 31, 2021. The note receivable monthly payments were received with full collection during the quarter ended September 30, 2022.
On December 21, 2021, the Company completed the sale of its Bedford, Texas retail property, which was leased to Harley Davidson, for $15,270,000, which generated net proceeds of $8,344,708 after repayment of the existing mortgage, commissions and closing costs.

On September 24, 2021, the Company received a notice of refund amounting to $115,133 related to the sale of its Las Vegas, Nevada retail property on December 16, 2020, which was formerly leased to 24 Hour Fitness. The refund relates to a portion of a holdback from sales proceeds to cover expenses by the buyer to prepare the property for lease, including the payment of accrued interest, common area maintenance, taxes, insurance and other related expenses and building permits to begin construction of improvements on the property. The refund was recognized as an adjustment to the estimate of the amount which was expected to be received and was included in gain on sale of real estate investments, net in the accompanying consolidated statements of operations.
Asset Concentration:
As of December 31, 2022, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	December 31, 2022
Property and Location	Net Carrying Value	Percentage of Total Assets
KIA/Trophy of Carson, Carson, CA	$68,387,431	15.0%
Lindsay, eight properties acquired in Colorado (three), Ohio (two), North Carolina, South Carolina and Florida	54,661,221	12.0%
Total	$123,048,652	27.0%
The Company held no real estate property with a net book value that was greater than 10% of its total assets as of December 31, 2021.
Rental Income Concentration:
During the year ended December 31, 2022, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Year Ended December 31, 2022
Property and Location	Rental Income	Percentage of Total Rental Income
Sutter Health, Rancho Cordova, CA (1)	$6,318,264	13.7%
KIA/Trophy of Carson, Carson, CA	5,725,672	12.4%
Total	$12,043,936	26.1%
(1)     Includes early termination fee of $3,751,984.
No tenant represented the source of 10% of rental income during the year ended December 31, 2021.
Operating Leases:
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

During the year ended December 31, 2022, the Company executed lease extensions for three properties, including the properties leased to (i) Cummins in Nashville, Tennessee for an additional one year through February 28, 2024, (ii) ITW Rippey in El Dorado, California for an additional seven years through July 31, 2029 and (iii) Williams Sonoma in Summerlin, Nevada for an additional three years through October 31, 2025, which was sold on August 26, 2022. These three lease extensions resulted in an average increase in lease term of 3.7 years and an average annual increase in rents of 1.9% as of March 31, 2022, the end of the quarter during which they were all executed. On January 23, 2023, the Company executed a lease extension for the property leased to Solar Turbines for an additional two years through July 31, 2025 with a 14.0% increase in rent effective August 1, 2023 and a 3.0% increase in rent effective August 1, 2024. This is the third lease extension executed by Solar Turbines, which has occupied the Company's property located in San Diego, California since 2008.
The Company and Sutter Health agreed to the early termination of its lease effective December 31, 2022 for payment of an early termination fee of $3,751,984, which was recorded as rental income in the Company's statement of operations for the year ended December 31, 2022. The property was then leased to OES effective January 4, 2023 for 12 years through December 31, 2034, with a purchase option which OES can exercise any time from May 1, 2024 through December 31, 2026 and an early termination option which OES can exercise any time on or after December 31, 2028.
As discussed above, the Company also acquired 16 properties and sold eight properties during the year ended December 31, 2022. Moreover, as of December 31, 2022, the Company classified one property as real estate investment held for sale, as discussed in more detail below.
As of December 31, 2022, the future minimum contractual rent payments due under the Company’s noncancellable operating leases, including lease amendments executed through the date of this report are as follows:

2023	$31,861,449
2024	31,774,660
2025	31,073,877
2026	27,452,311
2027	25,844,496
Thereafter	336,321,981
$484,328,774
Intangible Assets, Net Related to the Company's Real Estate:
As of December 31, 2022 and 2021, intangible assets, net related to the Company’s real estate were as follows:

	December 31, 2022			December 31, 2021
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$19,499,749	$2,485,510	$(14,378,808)	$21,504,210	$1,128,549	$(15,097,132)
Accumulated amortization	(12,722,558)	(634,754)	4,703,122	(11,009,997)	(437,530)	3,994,192
Net amount	$6,777,191	$1,850,756	$(9,675,686)	$10,494,213	$691,019	$(11,102,940)

The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 10.9 years as of December 31, 2022. As of December 31, 2022, amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2023	$1,237,692	$166,444	$(903,104)
2024	1,118,468	161,813	(903,104)
2025	917,630	157,767	(903,104)
2026	552,804	132,836	(897,701)
2027	324,809	76,550	(887,789)
Thereafter	2,625,788	1,155,346	(5,180,884)
	$6,777,191	$1,850,756	$(9,675,686)

Weighted-average remaining amortization period	8.6 years	19.4 years	10.9 years
Real Estate Investments Held For Sale:
As of December 31, 2022, the Company classified a real estate investment property leased to Gap through February 28, 2023 as held for sale, and as of December 31, 2021, the Company classified four healthcare related properties as held for sale. These properties are presented in the Company’s consolidated balance sheets as real estate investments held for sale, net as of December 31, 2022 and 2021, respectively. The property formerly leased to Gap and classified as held for sale as of December 31, 2022 is in escrow and scheduled to be sold by the end of March 2023 (see Note 14). The four healthcare related properties classified as held for sale as of December 31, 2021 consisted of three office properties (the property leased to Accredo Health through December 31, 2024 located in Orlando, Florida; the property leased to Bon Secours Health through August 31, 2026 located in Richmond, Virginia; and the property leased to Texas Health through December 31, 2025 located in Dallas, Texas) and one flex property leased to Omnicare through May 31, 2026 located in Richmond, Virginia. All four healthcare related properties were sold in February 2022, as discussed above.
The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Assets related to real estate investments held for sale:
Land, buildings and improvements	$6,357,172	$34,507,485
Tenant origination and absorption costs	355,252	3,064,371
Accumulated depreciation and amortization	(1,456,699)	(6,061,094)
Real estate investments held for sale, net	5,255,725	31,510,762
Other assets, net	12,765	788,296
Total assets related to real estate investments held for sale:	$5,268,490	$32,299,058

Liabilities related to real estate investments held for sale:
Mortgage notes payable, net	$—	$21,699,912
Other liabilities, net	117,881	383,282
Total liabilities related to real estate investments held for sale:	$117,881	$22,083,194

The following table summarizes the major components of rental income, expenses and impairment related to real estate investments held for sale as of December 31, 2022 and 2021, which were included in continuing operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Total revenues	$880,953	$3,866,116
Expenses:
Interest expense	—	1,058,574
Depreciation and amortization	494,249	1,347,564
Other expenses	245,605	723,637
Impairment of real estate properties	2,080,727	—
Total expenses	2,820,581	3,129,775
Net (loss) income	$(1,939,628)	$736,341
NOTE 4. UNCONSOLIDATED INVESTMENT IN A REAL ESTATE PROPERTY
The Company’s unconsolidated investment in a real estate property of December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
The TIC Interest	$10,007,420	$9,941,338
The Company’s income from unconsolidated investment in a real estate property for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
The TIC Interest	$278,002	$276,042
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% TIC Interest. The remaining approximate 27.3% undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (approximately 23.4%) and Hagg Lane III, LLC (approximately 3.9%). The manager of both Hagg Lane II, LLC and Hagg Lane III, LLC was a member of the Company's board of directors from December 2019 to December 2021. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company's TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The property lease expiration date is March 16, 2026 and the lease provides for three five-year renewal options.
The Company receives an approximate 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the years ended December 31, 2022 and 2021, the Company received $211,921 and $337,072 in cash distributions, respectively. The decrease in distributions in 2022 reflects the establishment and use of cash reserves to fund a roof replacement project.

The following is summarized financial information for the Santa Clara property as of and for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Assets:
Real estate investments, net	$29,294,081	$29,403,232
Cash and cash equivalents	300,405	690,470
Other assets	43,159	134,049
Total assets	$29,637,645	$30,227,751

Liabilities:
Mortgage notes payable, net	$12,936,929	$13,218,883
Below-market lease, net	2,514,199	2,660,586
Other liabilities	424,662	677,311
Total liabilities	15,875,790	16,556,780
Total equity	13,761,855	13,670,971
Total liabilities and equity	$29,637,645	$30,227,751

	Years Ended December 31,
	2022	2021
Total revenue	$2,749,939	$2,698,028

Expenses:
Depreciation and amortization	1,068,685	1,011,326
Interest expense	539,784	552,144
Other expenses	759,126	754,909
Total expenses	2,367,595	2,318,379
Net income	$382,344	$379,649
NOTE 5. GOODWILL, NET
The carrying values of goodwill as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Beginning balance	$17,320,857	$17,320,857
Impairment of goodwill	(17,320,857)	—
Ending balance	$—	$17,320,857
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

NOTE 6. CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables
As of December 31, 2022 and 2021, tenant receivables consisted of the following:

	December 31,
	2022	2021
Straight-line rent	$6,607,220	$4,417,065
Tenant rent and billed reimbursements	196,477	81,079
Unbilled tenant reimbursements	2,055,632	1,498,775
Total	$8,859,329	$5,996,919
Prepaid Expenses and Other Assets
As of December 31, 2022 and 2021, prepaid expenses and other assets were comprised of the following:

	December 31,
	2022	2021
Deferred tenant allowance	$2,564,806	$2,400,811
Miscellaneous receivables	170,293	681,369
Prepaid expenses	1,364,946	1,253,751
Deposits	885,538	1,420,244
Deferred financing costs on credit facility revolver	1,115,354	100,080
Total	$6,100,937	$5,856,255
Accounts Payable, Accrued and Other Liabilities
As of December 31, 2022 and 2021, accounts payable, accrued and other liabilities were comprised of the following:

	December 31,
	2022	2021
Accounts payable	$1,001,411	$1,767,657
Accrued expenses	3,759,948	3,864,222
Accrued distributions	1,768,068	1,795,303
Accrued interest payable	285,392	548,564
Unearned rent	1,870,057	1,735,440
Lease incentive obligation	561,057	2,133,695
Total	$9,245,933	$11,844,881

NOTE 7. DEBT
Mortgage Notes Payable
As of December 31, 2022 and 2021, the Company’s mortgage notes payable consisted of the following:

Collateral	2022 Principal Balance	2021 Principal Balance	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity
Costco property	$18,850,000	$18,850,000	4.85%	4.85%	01/01/2030
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	3.85%	11/01/2029
OES property (3)	13,315,009	13,597,120	4.50%	4.50%	03/09/2024
Six Dollar General properties	—	3,674,327	—	4.69%	(4)
Dollar General, Bakersfield property	—	2,224,418	—	3.65%	(4)
Dollar General, Big Spring property	—	587,961	—	4.69%	(4)
Northrop Grumman property	—	6,925,915	—	3.35%	(4)
exp US Services property	—	3,255,313	—	4.25%	(4)
Wyndham property	—	5,493,000	—	4.34%	(4)
Williams Sonoma property	—	4,344,000	—	4.05%	(4)
EMCOR property	—	2,757,943	—	4.36%	(4)
Husqvarna property	—	6,379,182	—	4.60%	(4)
AvAir property	—	19,950,000	—	3.80%	(4)
3M property	—	8,025,200	—	5.09%	(4)
Cummins property	—	8,188,800	—	5.16%	(4)
Levins property	—	2,654,405	—	3.75%	(4)
Labcorp property	—	5,308,810	—	3.75%	(4)
GSA (MSHA) property	—	1,713,196	—	3.65%	(4)
PreK Education property	—	4,930,217	—	4.25%	(4)
Solar Turbines, WSP USA, ITW Rippey properties	—	8,986,222	—	3.35%	(4)
Gap property	—	3,492,775	—	4.15%	(4)
L3Harris property	—	6,219,524	—	3.35%	(4)
Walgreens Santa Maria property	—	3,067,109	—	4.25%	(4)
Total mortgage notes payable	44,515,009	152,975,437
Plus unamortized mortgage premium, net (5)	119,245	204,281
Less unamortized deferred financing costs	(198,698)	(956,139)
Mortgage notes payable, net	$44,435,556	$152,223,579
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of December 31, 2022 for the three property mortgages that were not refinanced through a drawdown from the Credit Facility (defined and discussed below) with KeyBank National Association (“KeyBank”) given their prepayment penalties.
(2)Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2022 consisting of the contractual interest rate, and for information as of December 31, 2021, consisting of the contractual interest rate and the effect of the interest rate swap, if applicable (see Note 8 for further information regarding the Company’s derivative instruments as of December 31, 2021).
(3)The Company and Sutter Health agreed to the early termination of its lease effective December 31, 2022. The property was then leased to OES effective January 4, 2023 for 12 years through December 31, 2034 (see Note 3 for more details related to the termination of the lease agreement with Sutter Health and the subsequent lease of the property to OES).
(4)The loan was fully repaid on January 18, 2022 through a drawdown from the Credit Facility.
(5)Represents unamortized net mortgage premium acquired through the merger with REIT I.

The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of December 31, 2022 and 2021, respectively:

	2022			2021
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable	$44,515,009	$44,435,556	$41,293,644	$152,975,437	$152,223,579	$159,241,815
Less: full repayments of mortgages on January 18, 2022				(108,178,317)	(107,429,721)	*
Remaining balance				$44,797,120	$44,793,858	$46,296,445
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
Mortgage Notes Payable Related to Real Estate Investments Held For Sale, Net
As discussed in detail in Note 3, the Company classified four properties as real estate held for sale as of December 31, 2021, which were collateral for mortgage notes payable. There was no mortgage note payable related to the Company's real estate investment held for sale as of December 31, 2022. The following table summarizes the Company's mortgage notes payable related to real estate investments held for sale as of December 31, 2021:

December 31,
Collateral	2021
Accredo property	$8,538,000
Omnicare property	4,109,167
Texas Health property	4,284,335
Bon Secours property	5,104,817
Total	22,036,319
Less deferred financing costs	(336,407)
Mortgage notes payable related to real estate investments held for sale, net	$21,699,912
Credit Facility, Net
On January 18, 2022, the Company's Operating Partnership entered into a $250,000,000 credit agreement (‘‘Credit Agreement’’) providing for a $100,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’), and a $150,000,000 five-year term loan (the ‘‘Term Loan’’ and together with the ‘‘Revolver,’’ the ‘‘Credit Facility’’) with KeyBank and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), including KeyBank as Agent for the Lenders (in such capacity, the ‘‘Agent’’), BMO Capital Markets, Truist Bank and The Huntington National Bank as Co-Syndication Agents (the “Co-Syndication Agents”) and KeyBanc Capital Markets Inc., BMO Capital Markets, Inc., Truist Securities, Inc. and The Huntington National Bank as Joint-Lead Arrangers (the “Lead Arrangers”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures. On October 21, 2022, the Company exercised the accordion feature of its Credit Agreement and increased the Credit Facility from $250,000,000 to $400,000,000 as further described below.

The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 38% as of September 30, 2022, the spread over the Secured Overnight Financing Rate (‘‘SOFR’’), including a 10-basis point credit adjustment, is 165 basis points and the interest rate on the Revolver was 5.96% as of December 31, 2022. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $200,578 for the year ended December 31, 2022. On May 10, 2022, the Company entered into a swap agreement, effective May 31, 2022, to fix SOFR at 2.258% with respect to its original $150,000,000 Term Loan as described in Note 8, which resulted in a fixed interest rate on the Term Loan of 3.858% based on the Company's leverage ratio as of December 31, 2022.
The increased Credit Facility of $400,000,000 is now comprised of a $150,000,000 Revolver and a $250,000,000 Term Loan. The Credit Facility includes an updated accordion option that allows the Company to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. On December 20, 2022, the Credit Agreement was amended to allow the Company to draw on the additional $100,000,000 Term Loan commitment up to five times between December 20, 2022 and April 19, 2023 in exchange for a quarterly unused fee, which amounted to $6,944 during the quarter ended December 31, 2022. The maturities for the Company’s Revolver and Term Loan remain unchanged with the Revolver’s maturity in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity in January 2027. The Company paid lender fees of $1,378,125 in connection with the expansion of its Credit Facility.
On October 26, 2022, the Company entered into a swap agreement, effective November 30, 2022, to fix SOFR at 3.44% with respect to its expanded Term Loan as described in Note 8, which would result in a fixed interest rate of 5.040% on the additional $100,000,000 to be borrowed under the Term Loan based on the Company's leverage ratio as of December 31, 2022.
The Credit Facility includes customary representations, warranties and covenants, including covenants regarding minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds after January 18, 2022, and maximum consolidated leverage of 60%. The Company was in compliance with these covenants as of December 31, 2022. The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by the Company, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, the Company and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which the Company and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
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
The Company used a portion of the proceeds from the Credit Facility to repay 20 property mortgages, and related interest aggregating $153,428,764, including the $36,465,449 mortgage on the KIA auto dealership property which was acquired on January 18, 2022, as discussed above, and the Company's prior line of credit outstanding balance of $8,022,000. The 20 mortgages that were paid off were for the following 27 properties: eight Dollar Generals, Northrop Grumman, exp Maitland, Wyndham, Williams Sonoma, EMCOR, Husqvarna, AvAir, 3M, Cummins, Levins, Labcorp, GSA (MHSA), PreK Education, ITW Rippey, Solar Turbines, WSP USA (formerly Wood Group), Gap, L3Harris and Walgreens. After the 20 property mortgages were paid-off, seven property mortgages as of December 31, 2021 remained outstanding, including four property mortgages related to assets held for sale. Those four mortgages were paid-off pursuant to sales of the properties in February 2022 as discussed above.

On March 8, 2022, the Company prepaid $35,000,000 of the outstanding balance on the Revolver with cash on hand in order to reduce interest expense, and on April 19, 2022, the Company drew $44,000,000 on the Revolver to fund the acquisition of the Lindsay properties. On April 25, 2022, the Company drew the remaining $50,000,000 on the Term Loan which was utilized as a repayment of the Revolver and the Company also repaid $8,000,000 on the Revolver on June 22, 2022. The Company borrowed and repaid $28,000,000 on the Revolver during the three months ended September 30, 2022 in connection with acquisitions completed in July and August 2022 and dispositions completed in August and September 2022.
The Company used proceeds from the Sutter Health early termination fee to prepay $3,775,000 on the Revolver in December 2022 and prepaid the remaining $3,000,000 Revolver balance on January 5, 2023 with the proceeds from the December 30, 2022 sale of the Company’s Raising Cane’s property. On January 26, 2023, the Company borrowed $10,000,000 on its Term Loan in connection with a property acquisition as further discussed in Note 14. As of February 28, 2023, the Company had availability under the Credit Facility, prior to any new properties being added to the borrowing base, of $85,000,000 which can be drawn for general corporate purposes, including future acquisitions.
Prior Credit Facility
On March 29, 2021, the Company entered into a credit facility with Banc of California (the “Prior Credit Facility”) for an aggregate line of credit of $22,000,000 with a maturity date of March 30, 2023. Under the terms of the Prior Credit Facility, the Company paid a variable rate of interest on outstanding amounts equal to one percentage point over the prime rate published in The Wall Street Journal, provided that the interest rate in effect on any one day was not less than 4.75% per annum. The Company paid Banc of California origination fees of $77,000 in connection with the Prior Credit Facility in March 2021 and paid an unused commitment fee of 0.15% per annum of the unused portion of the Prior Credit Facility, charged quarterly in arrears based on the average unused commitment available under the Prior Credit Facility. The Company's prior line of credit outstanding balance of $8,022,000 was settled on January 18, 2022 and the prior line of credit was closed.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of December 31, 2022.
Future Principal Repayments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of December 31, 2022:

	December 31, 2022
	Mortgage Notes Payable	Credit Facility
		Revolver	Term Loan (1)	Total
2023	$317,280	$—	$—	$317,280
2024	13,267,346	—	—	13,267,346
2025	543,886	—	—	543,886
2026	568,369	3,000,000	—	3,568,369
2027	593,972	—	150,000,000	150,593,972
Thereafter	29,224,156	—	—	29,224,156
Total principal	44,515,009	3,000,000	150,000,000	197,515,009
Plus: unamortized mortgage premium, net of discount	119,245	—	—	119,245
Less: deferred financing costs, net (2)	(198,698)	—	(1,981,836)	(2,180,534)
Total	$44,435,556	$3,000,000	$148,018,164	$195,453,720
(1)    As of December 31, 2022, the Company had not drawn on its additional $100,000,000 Term Loan commitment from the Lenders.
(2)    Deferred financing costs, net for the Revolver is reflected in prepaid expenses and other assets.

Interest Expense
The following is a reconciliation of the components of interest expense for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Mortgage notes payable:
Interest expense	$2,235,203	$7,536,789
Amortization of deferred financing costs	28,928	535,440
Swap termination costs	—	23,900
Gain on interest rate swap valuation (1)	—	(871,630)
Credit facility:
Interest expense	5,100,525	192,786
Amortization of deferred financing costs	541,038	78,588
Unrealized gain on interest rate swap valuations (2)	(25,734)	—
Other loan fees and costs	226,698	90,324
Total interest expense	$8,106,658	$7,586,197
(1)Accrued interest payable of $56,114 as of December 31, 2021 represented the unsettled portion of the interest rate swaps for the period from origination of the interest rate swap through the balance sheet date.
(2)The Company entered into two swap transactions for its original $150,000,000 Term Loan and additional $100,000,000 Term Loan commitment, effective May 31, 2022 and November 30, 2022, respectively, which are further described in Note 8.
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150,000,000 Term Loan. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of July 1, 2022. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024.
On October 26, 2022, the Company, through its Operating Partnership, entered into another five-year swap agreement to fix SOFR at 3.440% effective November 30, 2022 related to the variable interest rate on its additional $100,000,000 Term Loan commitment. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of November 30, 2022. The swap agreement matures on November 30, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024.
In prior years, the Company, through its limited liability company subsidiaries entered into interest rate swap agreements with amortizing notional amounts relating to four of its mortgage notes payable. These swap agreements, which were in place as of December 31, 2021, were terminated on January 18, 2022 in connection with refinancings discussed in Note 7. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks. On January 18, 2022, the Company terminated the swap agreements related to mortgages on the 3M, Cummins, Wyndham and Williams Sonoma properties at an aggregate cost of $733,000, which is included in loss on early extinguishment of debt in the Company's statement of operations. During the quarter ended March 31, 2021, the Company terminated the swap agreements related to mortgages on the GSA and Eco-Thrift properties at aggregate costs of $23,900. Such termination fees are included in interest expense in the Company's statement of operations (See Note 7 for interest expense details).

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2022 and 2021.

	December 31, 2022					December 31, 2021
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate (ii)	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	2	$250,000,000	USD - SOFR	4.33%	4.05 years	4	$26,051,000	One-month LIBOR + applicable spread/Fixed at 4.05%-5.16%	4.51%	2.0 years
(i)The minimum notional amounts (outstanding principal balance at the maturity date) as of December 31, 2022 and 2021 were $250,000,000 and $24,935,999, respectively.
(ii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases above 40%.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the consolidated balance sheets as of December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swap	Asset - Interest rate swap derivative, at fair value	1	$4,629,702	—	$—
Interest Rate Swap	Liability - Interest rate swap derivative, at fair value	1	$(498,866)	4	$(788,016)
The interest rate swap derivative on the original $150,000,000 Term Loan was designated as a cash flow hedge for financial accounting purposes beginning July 1, 2022 and therefore the change in fair value of $4,039,706 for the period through December 31, 2022 was recorded as unrealized holding gain on interest rate swap designated as a cash flow hedge in the Company's consolidated statements of comprehensive income (loss) for the year ended December 31, 2022.
The change in fair value of this derivative instrument of $589,996 for the period from May 31, 2022 to June 30, 2022 that was not designated as a cash flow hedge for financial accounting purposes was recorded as an unrealized gain on interest rate swap valuation as of June 30, 2022 and a reduction to interest expense in the unaudited condensed consolidated statement of operations accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. Beginning July 1, 2022 through December 31, 2024, the related interest rate swap derivative asset will be amortized to interest expense with a credit to accumulated other comprehensive income in the Company's consolidated balance sheet. The amortization of interest rate swap derivative asset for the six months ended December 31, 2022 was $65,397.
The fair value of the interest rate swap derivative on the additional $100,000,000 Term Loan commitment of $498,866 for the period from November 30, 2022 to December 31, 2022 that does not qualify as a cash flow hedge for financial accounting purposes was recorded as an unrealized loss on interest rate swap valuation as of December 31, 2022 and an increase to interest expense in the Company's consolidated statement of operations.
The change in fair value of the derivative instruments as of December 31, 2021 that were not designated as cash flow hedges for financial accounting purposes were recorded as interest expense in the consolidated statements of operations. None of the Company’s derivatives as of December 31, 2021 were designated as hedging instruments; therefore, the net gain recognized was recorded as a reduction in the loss on early extinguishment of debt for the quarter ended March 31, 2022 and the net on interest rate swaps of $970,039 was recorded as a decrease in interest expense for the year ended December 31, 2021. The loss on early extinguishment of debt for the three months ended March 31, 2022 includes the actual cost of terminating the interest rate swap derivatives in January 2022 of $733,000, which was offset by a corresponding reversal of the liability of $788,016 for interest rate swap derivatives as of December 31, 2021.

NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of December 31, 2022, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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
The Company contributed $48,425,000 of the net proceeds from the Preferred Offering prior to other offering costs to the Operating Partnership in exchange for a new class of 7.375% Series A Cumulative Redeemable Perpetual Preferred Units of the Operating Partnership, which have economic interests that are substantially similar to the designations, preferences and other rights of Series A Preferred Stock. The Company, acting through the Operating Partnership, used the net proceeds from such contribution for general corporate purposes, including purchases of additional properties and other real estate and real estate-related assets.
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

Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C common stock have not been met as of December 31, 2022.
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
Series A Preferred Stock Dividends
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
On November 11, 2021, the Company’s board of directors declared Series A Preferred Stock dividends payable of $1,065,278 for the fourth quarter of 2021, including $143,403 of accrued dividends as of September 30, 2021, all of which were accrued as of December 31, 2021 and paid on January 18, 2022. On March 18, 2022, June 15, 2022 and September 15, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for each of the first, second and third quarters of 2022, which were paid on April 15, 2022, July 15, 2022 and October 17, 2022, respectively. On November 7, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the fourth quarter of 2022, which were accrued as of December 31, 2022 and paid on January 17, 2023 (see Note 14).
Common Stock Listed Offering
On February 10, 2022, the Company and the Operating Partnership entered into an underwriting agreement (the “Class C Common Stock Underwriting Agreement”) with B. Riley Securities, Inc., as the underwriter listed on Schedule I thereto, pursuant to which the Company agreed to issue and sell 40,000 shares of the Company’s Class C common stock in an underwritten Listed Offering at a price per share of $25.00. On February 15, 2022, the Company completed the Listed Offering of its Class C common stock, and in connection with the Listed Offering, the Company sold to Mr. Wirta, the Company’s former Chairman of the board of directors, all 40,000 shares of its Class C common stock offered in the Listed Offering at $25.00 per share for aggregate net proceeds of $114,500, after deducting the underwriting discount of $70,000 and other offering costs of $815,500. The primary purpose of the Listed Offering was to provide liquidity to the Company’s existing stockholders. The shares of Class C common stock began trading on the NYSE on February 11, 2022. In connection with the Listed Offering and upon the listing on the NYSE, each share of the Company's Class S common stock was converted into a share of Class C common stock.
Common Stock Distributions
Aggregate distributions declared per share of Class C common stock were $1.25 and $1.08 for the years ended December 31, 2022 and 2021, respectively. Aggregate distributions declared per share of Class S common stock were $1.08 for the year ended December 31, 2021. The aggregate distributions paid per share of Class S common stock for the year ended December 31, 2021 were net of the deferred selling commission.

NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C common stock to them. Total fees incurred and paid or accrued by the Company for board services for the years ended December 31, 2022 and 2021, are as follows:

	December 31,
Board of Directors Compensation	2022	2021
Cash paid for services rendered	$270,000	$147,500
Value of shares issued for services rendered	330,000	357,500
Total	$600,000	$505,000

Number of shares issued for services rendered	21,791	15,191
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
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees of $263,971 for both years ended December 31, 2022 and 2021, including the Company's approximate 72.7% share which was $191,933 for both years ended December 31, 2022 and 2021.
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
Tenant Improvements
Pursuant to lease agreements, as of December 31, 2022 and 2021, the Company had obligations to pay $1,789,027 and $189,136, respectively, for on-site and tenant improvements to be incurred by tenants. As of December 31, 2022 and 2021, the Company had no restricted cash and $2,271,462 of restricted cash, respectively, held to fund other building improvements and leasing commissions. Pursuant to the refinancing of the related mortgage notes payable on January 18, 2022 as discussed in Note 7, the restricted cash as of December 31, 2021 was released.
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
As of December 31, 2022, no Class M OP Units had been converted to Class C OP Units.
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
The hurdles for AUM and AFFO per share were not met for fiscal year 2022 or 2021.
Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NYSE closing share price of $12.00 as of December 30, 2022, the last trading day of 2022, a Class M OP Unit would be valued at $20.00. This value does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units, as discussed above, and the units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”), as discussed below.

Class P OP Units
The Company issued the Class P OP Units described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, as amended (the “Operating Partnership Agreement”)), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.
The AUM and AFFO per share hurdles for the Class P OP Units were not met for fiscal year 2022 or 2021. The Company will adjust stock compensation expense prospectively if the future conversion enhancement ratio is achieved during fiscal 2023.
On December 31, 2019, the Company issued a total of 56,029 Class P OP Units to Aaron S. Halfacre, the Company’s Chief Executive Officer and President, and Raymond J. Pacini, the Company's Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to both executives as signing bonuses and as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited) when issued on December 31, 2019 and the expected minimum conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the expected vesting date of the units, as a periodic charge to stock compensation expense.
During the years ended December 31, 2022 and 2021, the Company amortized and charged $355,134 to stock compensation expense for both years for Class P OP Units. The unamortized value of these units was $443,917 as of December 31, 2022.
Under the Operating Partnership Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as a noncontrolling interest in the Operating Partnership which represented a combined total of approximately 13% of the equity in the Operating Partnership on December 31, 2019. As of December 31, 2022, these interests represent a combined total of approximately 11.5% of the equity in the Operating Partnership.
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 40,000 units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation, plus 170,667 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 33,333 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 116,000 Class R OP Units were granted to the remainder of the employees of the Company for a total of 360,000 Class R OP Units granted. All Class R OP Units granted vest and are mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. The Company concluded that as of each quarter end, including December 31, 2022, achieving the performance target to trigger the increased conversion ratio for the Class R OP Units is not deemed probable. The Company will adjust compensation expense prospectively if achieving the enhancement is deemed probable though the remainder of the vesting period.
Stock compensation expense related to the Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and is being recognized over the vesting period. Of the 360,000 Class R OP Units granted, due to the departure of employees, 17,000 and 26,657 Class R OP Units were forfeited during the years ended December 31, 2022 and 2021, respectively. The units, at the discretion of the board of directors, may be reallocated to existing or new employees. The cumulative number of units forfeited and not yet reallocated through December 31, 2022 aggregated 43,657 units.

During the years ended December 31, 2022 and 2021, the Company amortized and charged to stock compensation expense $1,715,888 and $2,032,247, respectively, for the Class R OP Units. The unamortized value of the remaining 316,343 units was $2,444,437 as of December 31, 2022.
The total stock compensation expenses for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Class P OP Units	$355,134	$355,134
Class R OP Units	1,715,888	2,032,247
Class C common stock issued to the board of directors for services (see Note 10)	330,000	357,500
Total	$2,401,022	$2,744,881
Class C OP Units
On January 18, 2022, the Company completed the acquisition of a KIA auto dealership property in an “UPREIT” transaction pursuant to a contribution agreement whereby the seller received 1,312,382 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value (the “UPREIT Transaction”). The holder of the Class C OP Units may require the redemption of all or a portion of these units and the Company has the option to redeem the units for cash or shares of Class C common stock. The Class C OP Units received $1,383,433 in distributions during the year ended December 31, 2022 and were allocated $1,222,783 of the net loss for the year ended December 31, 2022.
NOTE 13. LOSS PER SHARE
The following table presents the computation of the Company's basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Numerator - Basic:
Net loss	$(4,511,318)	$(435,505)
Net loss attributable to noncontrolling interest in Operating Partnership	1,222,783	—
Preferred stock dividends	(3,687,500)	(1,065,278)
Net loss attributable to common stockholders	$(6,976,035)	$(1,500,783)

Numerator - Diluted:
Net loss	$(4,511,318)	$(435,505)
Preferred stock dividends	(3,687,500)	(1,065,278)
Net loss attributable to common stockholders	$(8,198,818)	$(1,500,783)

Denominator:
Weighted average shares outstanding - basic and diluted	7,487,204	7,544,834

Loss per share attributable to common stockholders:
Basic and diluted	$(0.93)	$(0.20)
During the years ended December 31, 2022 and 2021, the weighted average dilutive effect of 2,738,646 and 1,235,297, respectively, shares related to units of limited partnership interest in the Operating Partnership as discussed in Note 12 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.

NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On January 17, 2023, the Company paid its Series A Preferred Stock dividends payable of $921,875 for the fourth quarter of 2022, which were declared by the Company’s board of directors on November 7, 2022.
On March 9, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2023, which are scheduled to be paid on April 17, 2023.
Common Stock and Class C OP Unit Distributions
On August 18, 2022, the Company's board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of December 30, 2022, which were paid on January 25, 2023. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On November 7, 2022, the Company's board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of January 31, 2023, which were paid on February 24, 2023. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On November 7, 2022, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of February 28, 2023 and March 31, 2023, which will paid on or about March 24, 2023 and April 25, 2023, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On March 9, 2023, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of April 28, 2023, May 31, 2023 and June 30, 2023, which will paid on or about May 25, 2023, June 26, 2023 and July 25, 2023, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
Real Estate Acquisition
On January 26, 2023, the Company acquired an industrial property located in Princeton, Minnesota leased to Plastic Products Company, Inc., which is a custom thermoplastic, metal and ceramic injection molder that has been in business since 1962. The purchase price of $6,368,776 represents an initial cap rate of 7.51% and a weighted average cap rate of 9.20%. The Company defines “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property. The Company defines “weighted average cap rate” for property acquisitions as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property. The property has a lease in place for a remaining term of 5.75 years with a 20% rent increase on November 1, 2023 and annual rent escalations of 3% thereafter. The Company funded this acquisition with a portion of a $10,000,000 draw under its additional $100,000,000 Term Loan commitment. The seller of the property was not affiliated with the Company or its affiliates.
Real Estate Disposition
On February 8, 2023, the Company and the prospective buyer amended their agreement for the sale of the office property in Rocklin, California formerly leased to Gap for a sales price of $5,466,960. Under this amendment, the Company agreed to extend the buyer’s financing contingency to March 7, 2023 and the outside closing date to March 21, 2023 in exchange for the buyer’s release of its original deposit of $50,000 to the Company and an additional $50,000 deposited into escrow. On March 7, 2023, the Company and the prospective buyer further amended their agreement to extend the buyer’s financing contingency to April 12, 2023 and the outside closing date to April 26, 2023 in exchange for the buyer’s release of additional deposits of $70,000 to the Company. In a separate letter agreement, the buyer also agreed to reimburse the Company $30,000 for its carrying costs on the property during the extension period.

New and Extension of Leases
In December 2022, the Company and Sutter Health agreed to the early termination of its lease effective December 31, 2022 for payment of an early termination fee of $3,751,984. The early termination fee was recorded as rental income in the Company's statement of operations for the year ended December 31, 2022. The property was then leased to OES effective January 4, 2023 for 12 years through December 31, 2034. OES has a purchase option which OES may exercise anytime from May 1, 2024 through December 31, 2026, and an early termination option which OES may exercise anytime on or after December 31, 2028 by giving written notice at least 120 days prior to the date of early termination.
Effective January 23, 2023, the Company extended the lease term of its Solar Turbines property located in San Diego, California from July 31, 2023 to July 31, 2025 with a 14.0% increase in rent commencing August 1, 2023 and a 3.0% increase in rent effective August 1, 2024. This is the third lease extension executed by Solar Turbines, which has occupied the Company’s property located in San Diego, California since 2008.
Property Leased to Kalera, Inc.
Between January 2023 and the filing date of this Annual Report on Form 10-K, the Company received mechanics lien statements from six contractors who performed work on behalf of Kalera, Inc. to complete various interior improvements at the Company's property located in Saint Paul, Minnesota. The mechanics lien statements refer to construction materials that were delivered and related work that was performed to make this facility operational and amount to $2,174,934 in the aggregate. The Company is in discussions with Kalera, Inc. to have these mechanics liens removed and to complete construction work at the facility to make it fully operational.
Term Loan Commitment Drawdown
On January 25, 2023, the Company borrowed $10,000,000 under its additional $100,000,000 Term Loan commitment. The Company used a portion of the proceeds from the draw on the Term Loan commitment to acquire a property located in Princeton, Minnesota leased to Plastic Products Company, Inc. as discussed above.

MODIV INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2022

					Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings & Improvements (1)	Total		Land	Buildings & Improvements (1)	Total	Accumulated Depreciation and Amortization	Net
Northrop Grumman	Melbourne, FL	1986	03-07-2017	$—	$1,191,024	$12,533,166	$13,724,190	$1,353,631	$1,191,024	$13,886,797	$15,077,821	$(4,012,748)	$11,065,073
Northrop Grumman Parcel	Melbourne, FL	—	06-21-2018	—	329,410	—	329,410	—	329,410	—	329,410	—	329,410
Husqvarna	Charlotte, NC	2010	11-30-2017	—	974,663	11,879,485	12,854,148	—	974,663	11,879,485	12,854,148	(1,827,839)	11,026,309
AvAir	Chandler, AZ	2015	12-28-2017	—	3,493,673	23,864,226	27,357,899	—	3,493,673	23,864,226	27,357,899	(3,499,279)	23,858,620
3M	DeKalb, IL	2007	03-29-2018	—	758,780	16,360,400	17,119,180	680,696	758,780	17,041,096	17,799,876	(5,606,808)	12,193,068
Taylor Fresh Foods	Yuma, AZ	2001	10-24-2019	12,350,000	4,312,016	32,776,370	37,088,386	—	4,312,016	32,776,370	37,088,386	(4,240,369)	32,848,017
Levins	Sacramento, CA	1970	12-31-2019	—	1,404,863	3,246,454	4,651,317	—	1,404,863	3,246,454	4,651,317	(661,825)	3,989,492
Labcorp	San Carlos, CA	1974	12-31-2019	—	4,774,497	5,305,902	10,080,399	—	4,774,497	5,305,902	10,080,399	(612,963)	9,467,436
WSP USA	San Diego, CA	1985	12-31-2019	—	3,461,256	6,662,918	10,124,174	284,979	3,461,256	6,947,897	10,409,153	(1,137,260)	9,271,893
ITW Rippey	El Dorado Hills, CA	1998	12-31-2019	—	787,945	6,587,585	7,375,530	—	787,945	6,587,585	7,375,530	(864,813)	6,510,717
L3Harris	Carlsbad, CA	1984	12-31-2019	—	3,552,878	8,533,014	12,085,892	267,161	3,552,878	8,800,175	12,353,053	(1,305,952)	11,047,101
Arrow Tru-Line	Archbold, OH	1976	12-03-2021	—	778,771	10,739,313	11,518,084	—	778,771	10,739,313	11,518,084	(431,755)	11,086,329
Kalera	Saint Paul, MN	1980	01-31-2022	—	562,356	7,556,653	8,119,009	—	562,356	7,556,653	8,119,009	(325,772)	7,793,237
Lindsay	Colorado Springs 1, CO	Varies	04-19-2022	—	1,195,178	1,116,756	2,311,934	—	1,195,178	1,116,756	2,311,934	(41,312)	2,270,622
Lindsay	Colorado Springs 2, CO	Varies	04-19-2022	—	2,239,465	1,074,941	3,314,406	—	2,239,465	1,074,941	3,314,406	(24,585)	3,289,821
Lindsay	Dacono, CO	Varies	04-19-2022	—	2,263,982	4,184,873	6,448,855	—	2,263,982	4,184,873	6,448,855	(59,600)	6,389,255
Lindsay	Alachua, FL	2009	04-19-2022	—	966,192	7,551,931	8,518,123	—	966,192	7,551,931	8,518,123	(256,849)	8,261,274
Lindsay	Franklinton, NC	2007	04-19-2022	—	2,843,811	4,337,302	7,181,113	—	2,843,811	4,337,302	7,181,113	(113,241)	7,067,872
Lindsay	Canal Fulton 1, OH	1998	04-19-2022	—	726,877	10,618,656	11,345,533	—	726,877	10,618,656	11,345,533	(243,557)	11,101,976
Lindsay	Canal Fulton 2, OH	2004	04-19-2022	—	635,865	9,555,077	10,190,942	—	635,865	9,555,077	10,190,942	(347,351)	9,843,591
Lindsay	Rock Hill, SC	1999	04-19-2022	—	2,816,322	3,739,661	6,555,983	—	2,816,322	3,739,661	6,555,983	(119,173)	6,436,810
Producto	Endicott, NY	2000	07-15-2022	—	239,447	2,122,863	2,362,310	—	239,447	2,122,863	2,362,310	(35,819)	2,326,491
Producto	Jamestown, NY	1961/1971	07-15-2022	—	766,651	2,307,035	3,073,686	—	766,651	2,307,035	3,073,686	(43,851)	3,029,835
Valtir	Centerville, UT	1970/2013	07-26-2022	—	2,467,565	2,221,056	4,688,621	—	2,467,565	2,221,056	4,688,621	(53,676)	4,634,945
Valtir	Orangeburg, SC	1998	07-26-2022	—	1,678,818	2,564,120	4,242,938	—	1,678,818	2,564,120	4,242,938	(63,864)	4,179,074

		Original Year of Construction			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation and Amortization
Description	Location		Date Acquired	Encumbrances	Land	Buildings & Improvements (1)	Total		Land	Buildings & Improvements (1)	Total		Net
Valtir	Fort Worth, TX	1968	07-26-2022	$—	$1,785,240	$1,490,961	$3,276,201	$—	$1,785,240	$1,490,961	$3,276,201	$(28,517)	$3,247,684
Valtir	Lima, OH	1928/2002	08-04-2022	—	747,746	9,173,621	9,921,367	—	747,746	9,173,621	9,921,367	(138,655)	9,782,712
Dollar General	Litchfield, ME	2015	11-04-2016	—	293,912	1,104,202	1,398,114	—	293,912	1,104,202	1,398,114	(246,493)	1,151,621
Dollar General	Wilton, ME	2015	11-04-2016	—	212,036	1,472,393	1,684,429	—	212,036	1,472,393	1,684,429	(315,458)	1,368,971
Dollar General	Thompsontown, PA	2015	11-04-2016	—	217,912	1,088,678	1,306,590	—	217,912	1,088,678	1,306,590	(236,835)	1,069,755
Dollar General	Mt. Gilead, OH	2015	11-04-2016	—	283,578	1,002,457	1,286,035	—	283,578	1,002,457	1,286,035	(227,071)	1,058,964
Dollar General	Lakeside, OH	2015	11-04-2016	—	176,514	1,037,214	1,213,728	—	176,514	1,037,214	1,213,728	(233,046)	980,682
Dollar General	Castalia, OH	2015	11-04-2016	—	154,676	1,033,818	1,188,494	—	154,676	1,033,818	1,188,494	(226,427)	962,067
Dollar General	Bakersfield, CA	1952	12-31-2019	—	1,099,458	4,061,886	5,161,344	—	1,099,458	4,061,886	5,161,344	(441,397)	4,719,947
Dollar General	Big Spring, TX	2015	12-31-2019	—	103,838	1,254,196	1,358,034	—	103,838	1,254,196	1,358,034	(152,906)	1,205,128
Dollar Tree	Morrow, GA	1997	12-31-2019	—	159,829	1,233,836	1,393,665	—	159,829	1,233,836	1,393,665	(212,732)	1,180,933
PreK Education	San Antonio, TX	2014	12-31-2019	—	963,044	11,932,170	12,895,214	137,580	963,044	12,069,750	13,032,794	(1,418,751)	11,614,043
Walgreens	Santa Maria, CA	2001	12-31-2019	—	1,832,430	3,726,957	5,559,387	—	1,832,430	3,726,957	5,559,387	(398,882)	5,160,505
KIA/Trophy of Carson	Carson, CA	2016	01-18-2022	—	32,741,781	36,663,269	69,405,050	—	32,741,781	36,663,269	69,405,050	(1,017,619)	68,387,431
exp US Services	Maitland, FL	1985	03-27-2017	—	785,801	5,522,567	6,308,368	266,260	785,801	5,788,827	6,574,628	(1,284,786)	5,289,842
Cummins	Nashville, TN	2001	04-04-2018	—	3,347,960	12,654,529	16,002,489	103,036	3,347,960	12,757,565	16,105,525	(3,758,306)	12,347,219
Costco	Issaquah, WA	1987	12-20-2018	18,850,000	8,202,915	21,825,853	30,028,768	305,274	8,202,915	22,131,127	30,334,042	(5,274,513)	25,059,529
GSA (MSHA)	Vacaville, CA	1987	12-31-2019	—	399,062	2,956,321	3,355,383	—	399,062	2,956,321	3,355,383	(415,544)	2,939,839
Solar Turbines	San Diego, CA	1985	12-31-2019	—	2,483,960	4,933,307	7,417,267	28,846	2,483,960	4,962,153	7,446,113	(759,736)	6,686,377
OES	Rancho Cordova, CA	2009	12-31-2019	13,315,009	2,443,240	28,728,425	31,171,665	31,968	2,443,240	28,760,393	31,203,633	(4,034,387)	27,169,246
				$44,515,009	$103,657,237	$350,336,417	$453,993,654	$3,459,431	$103,657,237	$353,795,848	$457,453,085	$(46,752,322)	$410,700,763
(1)    Building and improvements include tenant origination and absorption costs.
Notes:
•The aggregate cost of real estate for U.S. federal income tax purposes was approximately $360,711,000 (unaudited) as of December 31, 2022.
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

The following table summarizes the Company’s real estate assets and accumulated depreciation and amortization as of December 31, 2022 and 2021:
MODIV INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2022 and 2021

	December 31,
	2022	2021
Real estate investments:
Balance at beginning of year	$333,755,902	$361,547,850
Acquisitions	158,596,618	15,685,149
Improvements to real estate	3,831,093	1,429,075
Dispositions	(29,936,408)	(33,965,562)
Held for sale	(6,712,424)	(11,341,609)
(Impairment) reversal of impairment of real estate investment	(2,081,696)	400,999
Balance at end of year	$457,453,085	$333,755,902

Accumulated depreciation and amortization:
Balance at beginning of year	$(37,611,133)	$(32,091,211)
Depreciation and amortization	(14,929,574)	(13,710,588)
Dispositions	4,331,686	3,774,080
Held for sale	1,456,699	4,416,586
Balance at end of year	$(46,752,322)	$(37,611,133)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada, on March 13, 2023.

MODIV INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AARON S. HALFACRE	Chief Executive Officer, President and Director	March 13, 2023
Aaron S. Halfacre	(principal executive officer)

/s/ ADAM S. MARKMAN	Chairman of the Board and Independent Director	March 13, 2023
Adam S. Markman

/s/ RAYMOND J. PACINI	Executive Vice President, Chief Financial Officer,	March 13, 2023
Raymond J. Pacini	Secretary and Treasurer
(principal financial officer)

/s/ SANDRA G. SCIUTTO	Senior Vice President and Chief Accounting Officer	March 13, 2023
Sandra G. Sciutto	(principal accounting officer)

/s/ ASMA ISHAQ	Independent Director	March 13, 2023
Asma Ishaq

/s/ CURTIS B. MCWILLIAMS	Independent Director	March 13, 2023
Curtis B. McWilliams

/s/ THOMAS H. NOLAN, JR.	Independent Director	March 13, 2023
Thomas H. Nolan, Jr.

/s/ KIMBERLY SMITH	Independent Director	March 13, 2023
Kimberly Smith

/s/ CONNIE TIRONDOLA	Independent Director	March 13, 2023
Connie Tirondola