Form 10-K/A
period 2022-12-31
MODIV INC.
filed 2023-03-16
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
MODIV INC.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________________________

Maryland	47-4156046
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 S. Virginia Street, Suite 800 Reno, NV	89501
(Address of Principal Executive Offices)	(Zip Code)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) originally filed on March 13, 2023 (the “Original Filing”) by Modiv Inc. (the “Company,” “we,” “our,” or “us”). We are filing this Amendment to provide an update to Exhibit 23.1 – Consent of Baker Tilly US, LLP to include an additional registration statement (the Registration Statement on Form S-3 (File No. 333-263985)) into which Baker Tilly US, LLP (Irvine, California) consents to the incorporation by reference of its report dated March 13, 2023 (PCAOB ID 23).
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

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(b)    Exhibits:
The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
23.1	Consent of Baker Tilly US, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada, on March 15, 2023.

MODIV INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer, President and Director
(principal executive officer)