Form 10-Q
period 2023-03-31
MODIV INC.
filed 2023-05-16
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
Commission file number: 001-40814
MODIV INC.
(Exact name of registrant as specified in its charter)

Maryland	47-4156046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 S. Virginia Street, Suite 800, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, there were 7,553,709 shares of Class C common stock outstanding.

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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:
•We are implementing our strategic plan to acquire industrial manufacturing properties while reducing the number of office and retail properties in our portfolio, and therefore the prior performance of our real estate investments may not be indicative of our future results.
•Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing when our debt matures, at interest rates acceptable to us or at all, to service future debt obligations, or to pay distributions to our stockholders.
•We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
•Increases in mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distributions to our stockholders.
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
•Our listing on the New York Stock Exchange does not guarantee an active and liquid market for our Class C common stock, and the market price and trading volume of the shares of our Class C common stock may fluctuate significantly.
•Our Class C common stock is subordinate to our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share, and our existing and future debt, and our common stockholders' interests could be diluted by the issuance of additional preferred stock, future offerings of debt securities, which could be senior to our common stock, or equity securities, and by other transactions.
•Failure to continue to qualify as a real estate investment trust would reduce our net earnings available for investment or distribution.
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
Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Modiv Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Real estate investments:
Land	$103,919,101	$103,657,237
Buildings and improvements	338,027,128	329,867,099
Equipment	4,429,000	4,429,000
Tenant origination and absorption costs	20,085,465	19,499,749
Total investments in real estate property	466,460,694	457,453,085
Accumulated depreciation and amortization	(50,024,383)	(46,752,322)
Total real estate investments excluding real estate investments held for sale, net	416,436,311	410,700,763
Unconsolidated investment in a real estate property	9,997,292	10,007,420
Total real estate investments, net	426,433,603	420,708,183
Real estate investments held for sale, net	5,255,725	5,255,725
Total real estate investments, net	431,689,328	425,963,908
Cash and cash equivalents	13,280,104	8,608,649
Tenant receivables	8,653,550	7,263,202
Above-market lease intangibles, net	1,808,483	1,850,756
Prepaid expenses and other assets	5,904,737	6,100,937
Interest rate swap derivative	3,485,684	4,629,702
Assets related to real estate investments held for sale	15,939	12,765
Total assets	$464,837,825	$454,429,919
Liabilities and Equity
Mortgage notes payable, net	$44,338,481	$44,435,556
Credit facility revolver	—	3,000,000
Credit facility term loan, net	168,140,752	148,018,164
Accounts payable, accrued and other liabilities	7,338,674	7,649,806
Below-market lease intangibles, net	9,724,717	9,675,686
Interest rate swap derivatives	1,327,342	498,866
Liabilities related to real estate investments held for sale	51,918	117,881
Total liabilities	230,921,884	213,395,959

Commitments and contingencies (Note 10)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 7,822,940 shares issued and 7,568,322 shares outstanding as of March 31, 2023 and 7,762,506 shares issued and 7,512,353 shares outstanding as of December 31, 2022	7,823	7,762
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in-capital	279,565,984	278,339,020
Treasury stock, at cost, 254,618 shares and 250,153 shares held as of March 31, 2023 and December 31, 2022, respectively	(4,211,300)	(4,161,618)
Cumulative distributions and net losses	(124,790,431)	(117,938,876)
Accumulated other comprehensive income	3,289,446	3,502,616
Total Modiv Inc. equity	153,863,522	159,750,904
Noncontrolling interests in the Operating Partnership	80,052,419	81,283,056
Total equity	233,915,941	241,033,960
Total liabilities and equity	$464,837,825	$454,429,919
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Rental income	$10,311,182	$9,569,613

Expenses:
General and administrative	1,908,055	2,106,183
Stock compensation expense	660,169	511,865
Depreciation and amortization	3,272,061	3,300,492
Interest expense	4,018,792	1,568,175
Property expenses	1,706,843	2,159,865
Impairment of real estate investment property	3,499,438	—
Impairment of goodwill	—	17,320,857
Total expenses	15,065,358	26,967,437

Gain on sale of real estate investments	—	6,875,086
Operating loss	(4,754,176)	(10,522,738)

Other income (expense):
Interest income	53,695	13,435
Income from unconsolidated investment in a real estate property	55,567	95,464
Loss on early extinguishment of debt	—	(1,725,318)
Other	65,993	65,993
Other income (expense), net	175,255	(1,550,426)

Net loss	(4,578,921)	(12,073,164)
Less: net loss attributable to noncontrolling interest in Operating Partnership	(816,199)	(1,928,028)
Net loss attributable to Modiv Inc.	(3,762,722)	(10,145,136)
Preferred stock dividends	(921,875)	(921,875)
Net loss attributable to common stockholders	$(4,684,597)	$(11,067,011)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.62)	$(1.47)
Weighted-average number of common shares outstanding:
Basic and diluted	7,532,452	7,533,158

Distributions declared per common share	$0.2875	$0.3875
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,578,921)	$(12,073,164)
Other comprehensive loss: cash flow adjustment
Add: Amortization of unrealized holding gain on interest rate swap	250,311	—
Comprehensive loss	(4,328,610)	(12,073,164)

Net loss attributable to noncontrolling interest in Operating Partnership	(816,199)	(1,928,028)
Other comprehensive loss attributable to noncontrolling interest in Operating Partnership: cash flow adjustment
Add: Amortization of unrealized holding gain on interest rate swap	37,141	—
Comprehensive loss attributable to noncontrolling interest in Operating Partnership	(779,058)	(1,928,028)

Comprehensive loss attributable to Modiv Inc.	$(3,549,552)	$(10,145,136)
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2022	2,000,000	$2,000	7,762,506	$7,762	$278,339,020	(250,153)	$(4,161,618)	$(117,938,876)	$3,502,616	$159,750,904	$81,283,056	$241,033,960
Issuance of common stock - distribution reinvestments	—	—	52,673	53	566,803	—	—	—	—	566,856	—	566,856
Stock compensation expense	—	—	7,761	8	82,492	—	—	—	—	82,500	—	82,500
OP Units compensation expense	—	—	—	—	577,669	—	—	—	—	577,669	—	577,669
Repurchase of common stock	—	—	—	—	—	(4,465)	(49,682)	—	—	(49,682)	—	(49,682)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Distributions declared, common stock	—	—	—	—	—	—	—	(2,166,958)	—	(2,166,958)	—	(2,166,958)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(377,297)	(377,297)
Net loss	—	—	—	—	—	—	—	(3,762,722)	—	(3,762,722)	(816,199)	(4,578,921)
Amortization of unrealized holding gain on interest rate swap	—	—	—	—	—	—	—	—	(213,170)	(213,170)	(37,141)	(250,311)
Balance, March 31, 2023	2,000,000	$2,000	7,822,940	$7,823	$279,565,984	(254,618)	$(4,211,300)	$(124,790,431)	$3,289,446	$153,863,522	$80,052,419	$233,915,941

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Total Modiv Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2021	2,000,000	$2,000	7,490,404	$7,491	$273,441,831	—	$—	$(101,624,430)	$171,826,892	$50,603,000	$222,429,892
Issuance of common stock -distribution reinvestment	—	—	66,078	66	1,492,338	—	—	—	1,492,404	—	1,492,404
Listed offering of common stock, net	—	—	40,000	40	114,460	—	—	—	114,500	—	114,500
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	32,809,550	32,809,550
Stock compensation expense	—	—	4,599	4	82,496	—	—	—	82,500	—	82,500
OP Units compensation expense	—	—	—	—	429,365	—	—	—	429,365	—	429,365
Offering costs	—	—	—	—	(189,412)	—	—	—	(189,412)	—	(189,412)
Repurchase of common stock	—	—	—	—	—	(50,863)	(852,721)	—	(852,721)	—	(852,721)
Dividend declared - preferred stock	—	—	—	—	—	—	—	(921,875)	(921,875)	—	(921,875)
Distributions declared, common stock	—	—	—	—	—	—	—	(2,907,122)	(2,907,122)	(251,539)	(3,158,661)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	(125,770)	(125,770)
Net loss	—	—	—	—	—	—	—	(10,145,136)	(10,145,136)	(1,928,028)	(12,073,164)
Balance, March 31, 2022	2,000,000	$2,000	7,601,081	$7,601	$275,371,078	(50,863)	$(852,721)	$(115,598,563)	$158,929,395	$81,107,213	$240,036,608
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(4,578,921)	$(12,073,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,272,061	3,300,492
Stock compensation expense	660,169	511,865
Amortization of deferred rents	(1,175,359)	(110,505)
Amortization of deferred lease incentives	88,570	71,394
Write-offs and amortization of deferred financing costs and premium/discount	195,212	1,266,726
Amortization of (below) above market lease intangibles, net	(196,283)	(330,618)
Impairment of real estate investment property	3,499,438	—
Impairment of goodwill	—	17,320,857
Gain on sale of real estate investments	—	(6,875,086)
Unrealized loss on interest rate swap valuation	1,722,184	—
Write-off of unrealized gain on interest rate swaps	—	(788,016)
Income from unconsolidated investment in a real estate property	(55,567)	(95,464)
Distributions from unconsolidated investment in a real estate property	65,696	95,367
Change in operating assets and liabilities:
Increase in tenant receivables	(220,251)	(634,127)
Increase in prepaid and other assets	(122,884)	(618,439)
Decrease in accounts payable, accrued and other liabilities	(369,196)	(2,124,592)
Net cash provided by (used in) operating activities	2,784,869	(1,083,310)
Cash Flows from Investing Activities:
Acquisitions of real estate investments	(11,913,361)	(44,714,508)
Additions to existing real estate investments	(308,547)	(749,481)
Collection of note receivable from early termination of lease	—	195,000
Net proceeds from sale of real estate investments	—	38,911,538
Purchase deposits, net	112,200	(500,000)
Payment of lease incentives	(10,815)	(2,000,000)
Net cash used in investing activities	(12,120,523)	(8,857,451)
Cash Flows from Financing Activities:
Borrowings from credit facility term loan	20,000,000	100,000,000
(Repayments of) borrowings from credit facility revolver, net	(3,000,000)	20,775,000
Repayments of prior year credit facility revolver, net	—	(8,022,000)
Principal payments on mortgage notes payable	(78,027)	(130,277,534)
Payments of deferred financing costs	—	(2,186,468)
Proceeds from listed offering of common stock, net	—	114,500
Payments of offering costs	—	(189,412)
Repurchases of common stock	(49,682)	(852,721)
Dividends paid to preferred stockholders	(921,875)	(1,065,278)
Distributions paid to common stockholders	(1,566,010)	(1,167,244)
Distributions paid to Class C OP Units holder	(377,297)	(251,539)
Net cash provided by (used in) financing activities	14,007,109	(23,122,696)
Net increase (decrease) in cash and cash equivalents	4,671,455	(33,063,457)
Cash and cash equivalents, beginning of period	8,608,649	58,407,520
Cash and cash equivalents, end of period	$13,280,104	$25,344,063

Modiv Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,946,005	$1,477,384

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Class C OP Units in the acquisition of a real estate investment	$—	$32,809,550
Reinvested distributions from common stockholders	$595,585	$1,492,404
Unpaid real estate improvements	$—	$612,403
Reclassification of tenant improvements from other assets to real estate investments	$—	$73,323
Deferred lease incentive	$—	$100,000
Accrued distributions and dividends	$5,363	$124,698
Supplemental disclosure related to real estate investments held for sale, net:
Real estate investments held for sale, net	$—	$31,510,762
Other assets related to real estate investments held for sale	$3,174	$788,296
Mortgage notes payable related to real estate investments held for sale, net	$—	$(21,699,912)
Other liabilities related to real estate investments held for sale	$(65,963)	$(383,282)
See accompanying notes to condensed consolidated financial statements.

Modiv Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, of which 2,000,000 shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company files its reports with the Securities and Exchange Commission (the “SEC”) as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Company's Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company's Class C common stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. Prior to that date, there was no public trading market for the Company's Class C common stock (see details of the initial listed offering (the “Listed Offering”) below).
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 73% partnership interest in, the Operating Partnership as of March 31, 2023 and December 31, 2022. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 11.
As of March 31, 2023, the Company's portfolio of approximately 3.4 million square feet of aggregate leasable space consisted of investments in 48 real estate properties, comprised of: 29 industrial properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), which represent approximately 61% of the portfolio, 12 retail properties, which represent approximately 20% of the portfolio, and seven office properties, which represent approximately 19% of the portfolio (expressed as a percentage of annual base rent (“ABR”) as of March 31, 2023).
Common Stock Offerings
Since the Company’s initial registered offering of common stock was declared effective by the SEC in 2016, the Company has raised an aggregate of $212,682,267 pursuant to: (i) non-listed offerings of common stock registered with the SEC (collectively, the “Registered Offering”), (ii) offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), (iii) distribution reinvestment plan (“DRP”) offerings of common stock registered with the SEC, (iv) a private offering of common stock pursuant to Regulation D under the Securities Act, (v) a qualified offering of common stock pursuant to Regulation A under the Securities Act and (vi) an offering of common stock listed on the NYSE.
On December 8, 2021, the Company filed with the SEC a Registration Statement on Form S-11 (File No. 333-261529), and, on February 9, 2022, the Company filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, in connection with the Listed Offering of the Company’s Class C common stock, which became effective on February 10, 2022. The Listed Offering of the Company's Class C common stock closed on February 15, 2022. In connection with the Listed Offering, the Company sold 40,000 shares of its Class C common stock at $25.00 per share to a major stockholder who was formerly a related party (see Note 8 for more details).
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and the Company filed a prospectus supplement for the Company's at-the-market offering of up to $50,000,000 of its Class C common stock (the “ATM Offering”) on June 6, 2022. As of March 31, 2023, no shares have been issued in connection with the Company's ATM Offering.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Preferred Stock Offering
On September 17, 2021, the Company and the Operating Partnership completed the issuance and sale of 2,000,000 shares of the Company’s Series A Preferred Stock in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00 (see Note 8 for additional information).
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
The purchase price for the Class C common stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C common stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to the Company's transfer agent by DRP participants for each share of Class C common stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022. From February 2022 through March 31, 2023, the Company issued 262,984 shares of Class C common stock under the DRP.
Share Repurchase Program
On February 15, 2022, the Company's board of directors authorized up to $20,000,000 in repurchases of the Company's outstanding shares of common stock through December 31, 2022 (“2022 SRP”). On December 21, 2022, the Company's board of directors authorized up to $15,000,000 in repurchases of the Company's outstanding shares of common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023 (“2023 SRP”). Repurchases made pursuant to the 2023 SRP will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.
Under the 2022 SRP, the Company repurchased an aggregate of 250,153 shares of its Class C common stock for an aggregate value of $4,161,618 at an average cost of $16.64 per share. Under the 2023 SRP, during the three months ended March 31, 2023, the Company repurchased an aggregate of 4,465 shares of its Class C common stock for an aggregate value of $49,682 at an average cost of $11.13 per share.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2023.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state the Company's financial position, results of operations and cash flows. All significant intercompany balances and transactions are eliminated in consolidation. The unaudited condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements.
Noncontrolling Interests in the Operating Partnership
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's control of the Operating Partnership through its general partnership interest therein and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying unaudited condensed consolidated balance sheets and statements of equity. Other than the noncontrolling interests related to an “UPREIT” transaction completed in January 2022, as discussed in Note 11, all noncontrolling interests currently represent non-voting, non-distribution accruing interests with no allocation of profits or losses, but have various conversion rights to obtain future rights to distributions and allocation of profits and losses as discussed in Note 11.
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
The Company records tenant reimbursements on a gross basis in instances when its tenants reimburse the Company for lessor costs, including real estate taxes, which the Company incurs. Conversely, the Company records lessor costs on a net basis when these costs are paid directly by the Company's tenants to suppliers and service providers, including taxing authorities, on the Company's behalf. To the extent any tenant responsible for these obligations under the applicable lease defaults on such lease, or if it is deemed probable that the tenant will fail to pay for these obligations, the Company records a liability for such obligations.
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
Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions during the three months ended March 31, 2022 met these criteria at closing. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying unaudited condensed consolidated statements of operations.
Impairment of Investment in Real Estate Properties
The Company monitors events and changes in circumstances that could indicate that the carrying amounts of investments in real estate properties may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of investments in real estate properties may not be recoverable, management assesses whether the carrying value of the investments in real estate properties will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the investments in real estate properties, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the investments in real estate properties.
Treasury Stock
Effective on the date of the Listed Offering, the Company accounts for repurchased shares of its Class C common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of equity in the Company's unaudited condensed consolidated balance sheets as of March 31, 2023 and 2022.
Per Share Data
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. For the three months ended March 31, 2023 and 2022, the Company presented both Basic EPS and Diluted EPS reflecting its reported net loss attributable to common stockholders for each period (see Note 12 for additional information).

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
Cash and cash equivalents, tenant receivables, prepaid expenses and other assets and accounts payable, accrued and other liabilities: These balances approximate their fair values due to their short maturities.
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
Credit facility: The fair values of the Company’s credit facility approximate the carrying value as their interest rate and other terms are comparable to those available in the marketplace for similar credit facilities.
Mortgage notes payable: The fair values of the Company’s mortgage notes payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
Related party transactions: The Company has concluded that it is not practical to determine the estimated fair value of related party transactions. Disclosure rules for fair value measurements require that for financial instruments for which it is not practicable to estimate fair value, information pertinent to those instruments be disclosed. Further information as to these financial transactions with related parties is included in Note 9.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Investments Held for Sale
The Company generally considers a real estate investment to be “held for sale” when the following criteria are met as of the balance sheet date: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investments held for sale, net” and “assets related to real estate investments held for sale,” respectively, in the accompanying unaudited condensed consolidated balance sheets. Other liabilities related to real estate investments held for sale are classified as “liabilities related to real estate investments held for sale” in the accompanying unaudited condensed consolidated balance sheets. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying unaudited condensed consolidated statements of operations.
Derivative Instruments and Hedging Activities
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate debt. The Company does not enter into derivatives for speculative purposes. The Company records derivative instruments at fair value on its unaudited condensed consolidated balance sheets. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The accounting for changes in fair value of the derivative instrument depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. If the derivative instrument meets the hedge accounting criteria, the change in the fair value of a derivative instrument may be designated as a cash flow hedge where the unrealized holding gain or loss on the interest rate swap is presented in the Company's unaudited condensed consolidated statements of comprehensive loss and accumulated other comprehensive income in the Company's unaudited condensed consolidated balance sheets. If the derivative instrument does not meet the hedge accounting criteria, the change in the fair value of the derivative is recorded as a gain or loss on the interest rate swap and included in interest expense in the Company's unaudited condensed consolidated statements of operations.
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
Restricted Operating Partnership Unit Awards
Historically, the fair values of the restricted Operating Partnership unit awards issued or granted by the Company were based on an estimated NAV per share (unaudited) of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity prior to the listing of the Company's Class C common stock on the NYSE. The fair value of future grants of restricted Operating Partnership unit awards will be determined based on the NYSE's market closing price of the Company's Class C common stock on the date of grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction and UPREIT Transaction (each as defined and discussed in Note 11) are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's unaudited condensed consolidated balance sheets and statements of equity. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 11). The Company has elected to record forfeitures as they occur.

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
Immaterial Error Corrections
During the first quarter of 2023 with the transition to a new independent registered public accounting firm, management determined that its prior treatment of property taxes in those instances where the Company was responsible for paying property taxes and subsequently seeking tenant reimbursement should be treated differently than those instances where property taxes were paid directly by tenants to taxing authorities. After a thorough review, management determined that property taxes paid directly by tenants to taxing authorities should have not been recorded in the Company’s unaudited condensed consolidated statement of operations for the first quarter of 2022 in accordance with ASU 2018-20 “Leases (Topic 842) - Narrow-Scope Improvements for Lessors.” Accordingly, the Company’s unaudited condensed consolidated statement of operations for the first quarter of 2022 reflects an adjustment to reduce rental income and a corresponding reduction in property expenses of $604,727 for such property taxes and the Company's consolidated balance sheet as of December 31, 2022 reflects a reduction in tenant receivables with a corresponding reduction in accounts payable, accrued and other liabilities of $1,596,127. The corrections did not affect net loss or net loss per share of the first quarter of 2022 unaudited condensed consolidated statement of operations.
During the fourth quarter of 2022, management determined that straight-line rents receivable write-offs associated with real estate investments previously sold should be reclassified as a component of the related gain on sale of the real estate investments rather than as an offset to rental income as previously presented in the Company's statements of operations. Accordingly, the Company’s unaudited condensed consolidated statement of operations for the first quarter of 2022 reflects an increase in rental income and a corresponding reduction in the gain on sale of real estate investments of $525,691. The reclassification did not affect net loss or net loss per share of the first quarter of 2022 unaudited condensed consolidated statement of operations.
Recent Accounting Pronouncements
New Accounting Standards Recently Issued or Adopted
There were no new accounting standards recently issued or adopted during the three months ended March 31, 2023 that will materially affect or affected the Company's consolidated financial statements or operations.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of March 31, 2023, the Company’s real estate investment portfolio consisted of 48 operating properties located in 17 states comprised of: 29 industrial properties (including the Company's approximate 72.7% TIC Interest in a Santa Clara, California industrial property which is not reflected in the table below but discussed in Note 4), 12 retail properties and seven office properties (including the one held for sale property not reflected in the table below).
The following table provides summary information regarding the Company’s operating properties as of March 31, 2023:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Northrop Grumman	Melbourne, FL	3/7/2017	Industrial	$13,608,084	$—	$1,469,737	$(4,130,132)	$10,947,689
Northrop Grumman Parcel	Melbourne, FL	6/21/2018	Land	329,410	—	—	—	329,410
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	—	1,013,948	(1,917,112)	10,937,036
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	—	(3,672,797)	23,685,102
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	—	3,037,057	(5,732,211)	12,067,665
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	—	2,894,017	(4,570,787)	32,517,599
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	—	221,927	(716,978)	3,934,339
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	—	408,225	(664,043)	9,416,356
WSP USA	San Diego, CA	12/31/2019	Industrial	9,869,520	—	539,633	(1,203,450)	9,205,703
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	—	304,387	(911,705)	6,463,825
L3Harris	San Diego, CA	12/31/2019	Industrial	11,690,952	—	662,101	(1,384,511)	10,968,542
Arrow-TruLine	Archbold, OH	12/3/2021	Industrial	11,518,084	—	—	(535,376)	10,982,708
Kalera	Saint Paul, MN	1/31/2022	Industrial	3,690,009	4,429,000	—	(410,756)	7,708,253
Lindsay	Colorado Springs 1, CO	4/19/2022	Industrial	2,311,934	—	—	(55,892)	2,256,042
Lindsay	Colorado Springs 2, CO	4/19/2022	Industrial	3,314,406	—	—	(33,262)	3,281,144
Lindsay	Dacano, CO	4/19/2022	Industrial	6,561,054	—	—	(80,636)	6,480,418
Lindsay	Alachua, FL	4/19/2022	Industrial	8,518,123	—	—	(347,502)	8,170,621
Lindsay	Franklinton, NC	4/19/2022	Industrial	7,181,113	—	—	(153,208)	7,027,905
Lindsay	Canal Fulton 1, OH	4/19/2022	Industrial	11,345,533	—	—	(329,518)	11,016,015
Lindsay	Canal Fulton 2, OH	4/19/2022	Industrial	10,190,942	—	—	(301,915)	9,889,027
Lindsay	Rock Hill, SC	4/19/2022	Industrial	6,555,983	—	—	(161,234)	6,394,749
Producto	Endicott, NY	7/15/2022	Industrial	2,362,310	—	—	(55,357)	2,306,953
Producto	Jamestown, NY	7/15/2022	Industrial	3,073,686	—	—	(67,769)	3,005,917
Valtir	Centerville, UT	7/26/2022	Industrial	4,685,355	—	—	(82,954)	4,602,401
Valtir	Orangeburg, SC	7/26/2022	Industrial	4,243,308	—	—	(98,700)	4,144,608
Valtir	Fort Worth, TX	7/26/2022	Industrial	3,278,522	—	—	(44,021)	3,234,501
Valtir	Lima, OH	8/4/2022	Industrial	9,921,943	—	—	(231,092)	9,690,851
Plastic Products	Princeton, MN	1/26/2023	Industrial	6,118,411	—	553,780	(122,317)	6,549,874
Stealth Manufacturing	Savage, MN	3/31/2023	Industrial	5,526,310	—	—	(7,068)	5,519,242
Dollar General	Litchfield, ME	11/4/2016	Retail	1,281,812	—	116,302	(256,554)	1,141,560
Dollar General	Wilton, ME	11/4/2016	Retail	1,543,776	—	140,653	(328,334)	1,356,095
Dollar General	Thompsontown, PA	11/4/2016	Retail	1,199,860	—	106,730	(246,502)	1,060,088
Dollar General	Mt. Gilead, OH	11/4/2016	Retail	1,174,188	—	111,847	(236,340)	1,049,695
Dollar General	Lakeside, OH	11/4/2016	Retail	1,112,872	—	100,856	(242,558)	971,170
Dollar General	Castalia, OH	11/4/2016	Retail	1,102,086	—	86,408	(235,669)	952,825

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(Operating properties table continued)
Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Dollar General	Bakersfield, CA	12/31/2019	Retail	4,899,714	—	261,630	(478,180)	4,683,164
Dollar General	Big Spring, TX	12/31/2019	Retail	1,281,683	—	76,351	(165,648)	1,192,386
Dollar Tree	Morrow, GA	12/31/2019	Retail	1,320,367	—	73,298	(230,459)	1,163,206
PreK Education	San Antonio, TX	12/31/2019	Retail	12,477,027	—	555,767	(1,502,738)	11,530,056
Walgreens	Santa Maria, CA	12/31/2019	Retail	5,223,442	—	335,945	(432,122)	5,127,265
KIA/Trophy of Carson	Carson, CA	1/18/2022	Retail	69,286,444	—	118,606	(1,283,084)	68,121,966
exp US Services	Maitland, FL	3/27/2017	Office	6,283,631	—	388,247	(1,346,851)	5,325,027
Cummins	Nashville, TN	4/4/2018	Office	11,047,348	—	1,558,739	(3,922,239)	8,683,848
Costco	Issaquah, WA	12/20/2018	Office	27,585,182	—	2,765,136	(5,612,690)	24,737,628
GSA (MSHA)	Vacaville, CA	12/31/2019	Office	3,112,076	—	243,307	(445,575)	2,909,808
Solar Turbines	San Diego, CA	12/31/2019	Office	7,161,231	—	324,221	(799,378)	6,686,074
OES (1)	Rancho Cordova, CA	12/31/2019	Office	29,630,504	—	1,616,610	(4,237,159)	27,009,955
				$441,946,229	$4,429,000	$20,085,465	$(50,024,383)	$416,436,311
(1)    Effective December 31, 2022, the Company and Sutter Health agreed to the early termination of the Sutter Health lease. The property was then leased to the State of California's Office of Emergency Services (“OES”) effective January 4, 2023 for 12 years through December 31, 2034. OES has a purchase option which OES can exercise any time from May 1, 2024 through December 31, 2026. OES also has an early termination option which OES can exercise any time on or after December 31, 2028 by giving written notice at least 120 days prior to the date of early termination.
Impairment Charge
In March 2023, the Company recorded an impairment charge of $3,499,438 related to its property located in Nashville, Tennessee leased to Cummins Inc. through February 29, 2024. The Company determined that an impairment charge was triggered by expectations of a shortened holding period and estimated the property's fair value based upon current market comparables.
Acquisitions:
Three Months Ended March 31, 2023
During the three months ended March 31, 2023, the Company acquired the following industrial real estate properties:

Property	Location	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below- Market Lease Intangibles	Acquisition Price
Plastic Products	Princeton, MN	1/26/2023	$421,997	$5,696,414	$553,780	$(285,139)	6,387,052
Stealth Manufacturing	Savage, MN	3/31/2023	770,752	4,755,558	—	—	5,526,310
			$1,192,749	$10,451,972	$553,780	$(285,139)	$11,913,362
During the three months ended March 31, 2023, the Company recognized $115,574 of total revenue related to the above-acquired properties.
Acquired Properties Lease Expirations:
The noncancellable lease terms of the properties acquired during the three months ended March 31, 2023 are as follows:

Property	Lease Expiration
Plastic Products	10/31/2028
Stealth Manufacturing	3/31/2043

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Three Months Ended March 31, 2022
During the three months ended March 31, 2022, the Company acquired the following retail and industrial real estate properties:

Property	Location	Acquisition Date	Land	Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Acquisition Price
KIA/Trophy of Carson	Carson, CA	1/18/2022	$32,741,781	$36,544,663	$—	$118,606	$69,405,050
Kalera	St. Paul, MN	1/31/2022	562,356	3,127,653	4,429,000	—	8,119,009
			$33,304,137	$39,672,316	$4,429,000	$118,606	$77,524,059
During the three months ended March 31, 2022, the Company recognized $1,378,265 of total revenue related to the above-acquired properties.
Acquired Properties Lease Expirations:
The noncancellable lease terms of the properties acquired during the three months ended March 31, 2022 are as follows:

Property	Lease Expiration
KIA/Trophy of Carson	1/17/2047
Kalera	2/28/2042
Dispositions:
Three Months Ended March 31, 2023 and 2022
There were no properties sold during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company sold the following real estate properties:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$28,595
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	1,890,624
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	87,480
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	4,868,387
				226,484	$40,000,000	$6,875,086
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Asset Concentration:
As of March 31, 2023 and December 31, 2022, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	March 31, 2023		December 31, 2022
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA, Carson, CA	$68,121,966	14.7%	$68,387,431	15.0%
Lindsay, eight properties acquired in Colorado (three), Ohio (two), North Carolina, South Carolina and Florida	54,515,921	11.7%	54,661,221	12.0%
Total	$122,637,887	26.4%	$123,048,652	27.0%
Rental Income Concentration:
During the three months ended March 31, 2023 and 2022, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Three Months Ended March 31,
	2023		2022
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
KIA, Carson, CA	$1,291,851	12.5%	$1,018,245	10.6%
Lindsay, eight properties acquired in Colorado (three), Ohio (two), North Carolina, South Carolina and Florida	$1,212,864	11.8%	(1)	(1)
(1)    The Lindsay properties represented the source of greater than 10% of total rental income during the three months ended March 31, 2023 but not the three months ended March 31, 2022 since the Lindsay properties were acquired on April 19, 2022.
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
Effective December 31, 2022, the Company and Sutter Health agreed to the early termination of the Sutter Health lease. The property was then leased to OES effective January 4, 2023 for 12 years through December 31, 2034, with a purchase option which OES can exercise any time from May 1, 2024 through December 31, 2026 and an early termination option which OES can exercise any time on or after December 31, 2028.
As discussed above, the Company also acquired two properties during the three months ended March 31, 2023.
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

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of March 31, 2023, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed though the date of this report, if any, are as follows:

April through December 2023	$24,711,192
2024	33,286,621
2025	32,081,095
2026	28,487,549
2027	26,908,539
Thereafter	345,488,929
$490,963,925
Intangible Assets, Net Related to the Company's Real Estate
As of March 31, 2023 and December 31, 2022, intangible assets, net related to the Company's real estate were as follows:

	March 31, 2023			December 31, 2022
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$20,085,465	$2,485,510	$(15,092,940)	$19,499,749	$2,485,510	$(14,378,808)
Accumulated amortization	(13,096,823)	(677,027)	5,368,223	(12,722,558)	(634,754)	4,703,122
Net	$6,988,642	$1,808,483	$(9,724,717)	$6,777,191	$1,850,756	$(9,675,686)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 10.4 years as of March 31, 2023. As of March 31, 2023, the amortization of intangible assets for the remaining nine months ending December 31, 2023 and for each of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
April through December 2023	$962,477	$124,171	$(714,522)
2024	1,234,762	161,813	(952,695)
2025	1,018,968	157,767	(952,695)
2026	649,307	132,836	(947,293)
2027	576,957	76,550	(937,381)
Thereafter	2,546,171	1,155,346	(5,220,131)
	$6,988,642	$1,808,483	$(9,724,717)

Weighted-average remaining amortization period	8.3 years	19.3 years	10.5 years

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Investments Held For Sale
As of March 31, 2023 and December 31, 2022, the Company classified a real estate investment property located in Rocklin, California formerly leased to Gap through February 28, 2023 as held for sale. This property formerly leased to Gap is under contract to be sold by May 31, 2023 (see Note 13).
The following table summarizes the major components of assets and liabilities related to the real estate investment held for sale as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Assets related to real estate investments held for sale:
Land, buildings and improvements	$6,357,172	$6,357,172
Tenant origination and absorption costs	355,252	355,252
Accumulated depreciation and amortization	(1,456,699)	(1,456,699)
Real estate investments held for sale, net	5,255,725	5,255,725
Other assets, net	15,939	12,765
Total assets related to real estate investments held for sale:	$5,271,664	$5,268,490

Liabilities related to real estate investments held for sale:
Other liabilities, net	$51,918	$117,881
Total liabilities related to real estate investments held for sale:	$51,918	$117,881
NOTE 4. UNCONSOLIDATED INVESTMENT IN REAL ESTATE PROPERTY
The Company’s investment in unconsolidated entity as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
The TIC Interest	$9,997,292	$10,007,420
The Company’s income from investment in unconsolidated entity for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
The TIC Interest	$55,567	$95,464
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in a 91,740 square foot industrial property in Santa Clara, California in a tenants-in-common ownership structure which requires a unanimous vote for significant decisions about the property. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of both Hagg Lane II, LLC and Hagg Lane III, LLC was a member of the Company's board of directors from December 2019 to December 2021. The interest in the Santa Clara property over which we have the ability to exercise significant influence, but for which we do not have financial or operating control is accounted for using the equity method of accounting. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations for this property.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
During the three months ended March 31, 2023 and 2022, the Company received $65,696 and $95,367 in cash distributions, respectively.
The following is summarized financial information for the Santa Clara property as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022:

	March 31, 2023	December 31, 2022
Assets:
Real estate investments, net	$29,028,589	$29,294,081
Cash and cash equivalents	578,939	300,405
Other assets	22,225	43,159
Total assets	$29,629,753	$29,637,645
Liabilities:
Mortgage note payable, net	$12,862,832	$12,936,929
Below-market lease, net	2,477,603	2,514,199
Other liabilities	539,776	424,662
Total liabilities	15,880,211	15,875,790
Total equity	13,749,542	13,761,855
Total liabilities and equity	$29,629,753	$29,637,645

	Three Months Ended March 31,
	2023	2022
Total revenues	$666,146	$714,978
Expenses:
Depreciation and amortization	267,052	261,956
Interest expense	131,325	134,294
Other expenses	189,729	187,434
Total expenses	588,106	583,684
Net income	$78,040	$131,294

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 5. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
As of March 31, 2023 and December 31, 2022, tenant receivables consisted of the following:

	March 31, 2023	December 31, 2022
Straight-line rent	$7,785,240	$6,607,220
Tenant rent and billed reimbursements	403,806	196,477
Accrued tenant reimbursements	464,504	459,505
Total	$8,653,550	$7,263,202
Prepaid Expenses and Other Assets
As of March 31, 2023 and December 31, 2022, prepaid expenses and other assets were comprised of the following:

	March 31, 2023	December 31, 2022
Deferred tenant allowance	$2,476,235	$2,564,806
Miscellaneous receivables	71,360	170,293
Prepaid expenses	1,659,099	1,364,946
Deposits	674,362	885,538
Deferred financing costs on credit facility revolver	1,023,681	1,115,354
Total	$5,904,737	$6,100,937
Accounts Payable, Accrued and Other Liabilities
As of March 31, 2023 and December 31, 2022, accounts payable, accrued and other liabilities were comprised of the following:

	March 31, 2023	December 31, 2022
Accounts payable	$562,211	$1,001,411
Accrued expenses	2,421,351	2,163,821
Accrued distributions	1,773,431	1,768,068
Accrued interest payable	348,287	285,392
Unearned rent	1,683,152	1,870,057
Lease incentive obligation	550,242	561,057
Total	$7,338,674	$7,649,806

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 6. DEBT
The breakdown of debt as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Mortgage notes payable, net	$44,338,481	44,435,556
Credit facility:
Revolver	—	3,000,000
Term loan, net	168,140,752	148,018,164
Total	$212,479,233	$195,453,720
Mortgage Notes Payable, Net
As of March 31, 2023 and December 31, 2022, the Company’s mortgage notes payable consisted of the following:

Collateral	2023 Principal Amount	2022 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity
Costco property	$18,850,000	$18,850,000	4.85%	4.85%	1/01/2030
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	3.85%	11/01/2029
OES property	13,236,983	13,315,009	4.50%	4.50%	3/09/2024
Total mortgage notes payable	44,436,983	44,515,009
Plus unamortized mortgage premium, net (3)	92,962	119,245
Less unamortized deferred financing costs	(191,464)	(198,698)
Mortgage notes payable, net	$44,338,481	$44,435,556
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of March 31, 2023 for the three mortgages that were not refinanced through a drawdown from the Credit Facility (defined and discussed below) with KeyBank National Association (“KeyBank”) in January 2022 given their prepayment penalties.
(2)Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2023 and December 31, 2022 consisting of the contractual interest rate.
(3)Represents unamortized net mortgage premium acquired through the merger with Rich Uncles Real Estate Investment Trust I.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$44,436,983	$44,338,481	$41,369,328	$44,515,009	$44,435,556	$41,293,644

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
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company's actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 38% as of December 31, 2022, the spread over the Secured Overnight Financing Rate (‘‘SOFR’’), including a 10-basis point credit adjustment, is 165 basis points for the Revolver and the interest rate on the Revolver was 6.463% on March 31, 2023; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $93,667 and $22,233 for the three months ended March 31, 2023 and 2022, respectively.
On October 21, 2022, the Company exercised the accordion feature of its Credit Facility and increased the Credit Facility to $400,000,000, comprised of a $150,000,000 Revolver and a $250,000,000 Term Loan. The Credit Facility includes an updated accordion option that allows the Company to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. On December 20, 2022, the Credit Agreement was amended to allow the Company to draw on the additional $100,000,000 Term Loan commitment up to five times between December 20, 2022 and April 19, 2023 in exchange for a quarterly unused fee, which amounted to $92,569 during the quarter ended March 31, 2023. The Company drew $20,000,000 of the delayed draw Term Loan during the first quarter of 2023 as described below and drew the remaining $80,000,000 during April 2023 as described in Note 13 – Subsequent Events. The maturities for the Company's Revolver and Term Loan remain unchanged with the Revolver’s maturity in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity in January 2027.
On May 10, 2022, the Company entered into a swap agreement, effective May 31, 2022, to fix SOFR at 2.258% with respect to its original $150,000,000 Term Loan as described in Note 7, which results in a fixed interest rate of 3.858% on the Term Loan based on the Company's leverage ratio of 40% as of March 31, 2023.
On October 26, 2022, the Company entered into a swap agreement, effective November 30, 2022, to fix SOFR at 3.44% with respect to its expanded Term Loan as described in Note 7, results in a fixed interest rate of 5.040% on the additional $100,000,000 to be borrowed under the Term Loan based on the Company's leverage ratio of 40% as of March 31, 2023.
The Credit Facility includes customary representations, warranties and covenants, including covenants regarding minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds after January 18, 2022, and maximum consolidated leverage of 60%. The Company was in compliance with these covenants as of March 31, 2023. The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by the Company, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, the Company and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which the Company and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
While the Credit Facility allows for borrowings up to 60% of the Company's borrowing base, the Company is targeting leverage of 40% or lower over the long-term once it achieves scale; however, the Company will consider higher leverage in the near-term if it identifies attractive acquisition opportunities in advance of completing dispositions or raising additional equity.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Credit Facility Drawdown and Repayments
On January 25, 2023, the Company borrowed $10,000,000 under its additional $100,000,000 Term Loan commitment in advance of acquiring a property located in Princeton, Minnesota leased to Plastic Products Company, Inc. On March 29, 2023, the Company again borrowed $10,000,000 under its Term Loan commitment in advance of acquiring a property located in Savage, Minnesota leased to Stealth Manufacturing.
On January 5, 2023, the Company repaid $3,000,000 of the outstanding balance on its Revolver with available cash on hand to reduce interest expense.
Subsequent to March 31, 2023, additional draws aggregating $80,000,000 were made on the Term Loan as described in Note 13.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of March 31, 2023.
Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of March 31, 2023:

	Mortgage Notes	Credit Facility
	Payable	Revolver	Term Loan	Total
April through December 2023	$239,292	$—	$—	$239,292
2024	13,267,307	—	—	13,267,307
2025	543,886	—	—	543,886
2026	568,369	—	—	568,369
2027	593,972	—	170,000,000	170,593,972
Thereafter	29,224,157	—	—	29,224,157
Total principal	44,436,983	—	170,000,000	214,436,983
Plus unamortized mortgage premium, net of unamortized discount	92,962	—	—	92,962
Less deferred financing costs	(191,464)	—	(1,859,248)	(2,050,712)
Net principal	$44,338,481	$—	$168,140,752	$212,479,233

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Interest Expense
The following is a reconciliation of the components of interest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Mortgage notes payable:
Interest expense	$471,939	$812,718
Amortization of deferred financing costs	7,235	7,225
Credit facility:
Interest expense	2,388,935	567,997
Unused commitment fees	186,236	22,233
Derivative cash settlements (1)	(1,074,085)	—
Amortization of deferred financing costs	214,261	100,690
Unrealized loss on interest rate swap valuation for first swap (2)	1,144,018	—
Amortization of interest rate swap valuation (2)	(250,311)	—
Unrealized loss on interest rate swap valuation for second swap (3)	828,476	—
Other	102,088	57,312
Total interest expense	$4,018,792	$1,568,175
(1)    The Company entered into two swap transaction instruments for its original $150,000,000 Credit Facility Term Loan (first swap) and additional $100,000,000 Term Loan commitment (second swap) effective May 31, 2022 and November 30, 2022, respectively, as described in detail in Note 7.
(2)    Due to the Company's $150,000,000 derivative instrument's failure to qualify as a cash flow hedge because it was deemed ineffective for the quarterly period ended March 31, 2023 as described in Note 7, the $1,144,018 change in the swap valuation is recognized as an increase in interest expense and the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in operating partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the loan agreement (see Note 7 for more details).
(3)    The Company's $100,000,000 derivative instrument was not designated as a cash flow hedge and, therefore, the change in the valuation of this swap is reflected as an increase in interest expense (see Note 7 for more details).
NOTE 7. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement on May 10, 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150,000,000 Term Loan. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of July 1, 2022 as a cash flow hedge. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024. The Company granted this cancellation option because it reduced the swap rate by approximately 50 basis points. The derivative instrument failed to qualify as a cash flow hedge for the quarter ended March 31, 2023 as described below.
The Company, through its Operating Partnership, entered into another five-year swap agreement on October 26, 2022 to fix SOFR at 3.440% effective November 30, 2022 related to the variable interest rate on its additional $100,000,000 Term Loan commitment. The Company did not designate the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of November 30, 2022 as a cash flow hedge. The swap agreement matures on November 30, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024. The Company granted this cancellation option because it reduced the swap rate by approximately 50 basis points.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2023 and December 31, 2022:

	March 31, 2023					December 31, 2022
Interest Rate Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate (ii)	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate	Fixed Pay Rate (ii)	Remaining Term
Designated	—	$—	—	—%	0 years	1	$150,000,000	USD - SOFR	3.86%	4.1 years
Non-designated	2	$250,000,000	USD - SOFR	4.33%	3.8 years	1	$100,000,000	USD - SOFR	5.04%	4.1 years
(i)The notional amount of the Company’s swaps correspond to the drawable principal balance on the Term Loan. The minimum notional amount (outstanding principal balance at the maturity date) as of March 31, 2023 and December 31, 2022 was $250,000,000.
(ii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases above 40%.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value (1)	Number of Instruments	Fair Value	Change in Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	1	$3,485,684	1	$4,629,702	$(1,144,018)
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	1	$(1,327,342)	1	$(498,866)	$(828,476)
The interest rate swap derivative on the original $150,000,000 Term Loan was designated as a cash flow hedge for financial accounting purposes from July 1, 2022 through December 31, 2022. Based on the Company's prospective effectiveness testing of the derivative instrument for the three months ended March 31, 2023, the derivative instrument failed to qualify as a cash flow hedge because the swap was deemed ineffective due to the potential for a reduced term of the swap that could result from the cancellation option described above as compared with the maturity of the Term Loan. If there is a significant drop in interest rates in the future, this interest rate swap derivative could potentially qualify again as a cash flow hedge.
As a result, the change in fair value of the original Term Loan swap of $1,144,018 for the three months ended March 31, 2023 was recorded as unrealized loss on interest rate swap valuation as of March 31, 2023 and reflected as an increase to interest expense in the Company's unaudited condensed consolidated statements of operations. This increase in interest expense was partially offset by the $250,311 amortization of the unrealized gain on this swap as further described below.
Due to the above $150,000,000 Term Loan derivative instrument's failure to qualify as a cash flow hedge for the quarterly period ended March 31, 2023, the unrealized gain on interest rate swap derivative of $4,105,103 as of December 31, 2022 (recorded in the Company's balance sheet as follows: (i) $3,502,616 of accumulated other comprehensive income and (ii) $602,487 of noncontrolling interest in operating partnership) is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the swap agreement. The amortization of the unrealized gain on interest rate swap derivative for the three months ended March 31, 2023 was $250,311. There is no income tax expense resulting from this amortization.
As of March 31, 2023, the Company's unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership amounted to $3,854,792. The Company estimates that $764,840 of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company's unaudited condensed consolidated statements of operations over the next nine months.
The interest rate swap derivative on the additional $100,000,000 Term Loan commitment was not designated as a cash flow hedge for financial accounting purposes. The change in its fair value of $828,476 for the three months ended March 31, 2023 was recorded as an unrealized loss on interest rate swap valuation as of March 31, 2023 and reflected as an increase to interest expense in the Company's unaudited condensed consolidated statements of operations.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 8. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of March 31, 2023 and December 31, 2022, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding. The issuance and sale of the shares of Series A Preferred Stock began trading on the NYSE on September 17, 2021. The gross proceeds from the Preferred Offering were $50,000,000 and the net proceeds were $47,607,309, after deducting the underwriting discount of $1,575,000 and other offering costs of $817,691.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C common stock have not been met as of March 31, 2023.
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
On November 11, 2021, the Company’s board of directors declared Series A Preferred Stock distributions payable of $1,065,278 for the fourth quarter of 2021, including $143,403 of accrued dividends as of September 30, 2021, all of which were accrued as of December 31, 2021 and paid on January 18, 2022. On March 18, 2022, June 15, 2022, September 15, 2022 and November 7, 2022 the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for each of the first, second, third and fourth quarters of 2022, which were paid on April 15, 2022, July 15, 2022, October 17, 2022 and January 17, 2023, respectively. On March 9, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2023. This amount was accrued as of March 31, 2023 and paid on April 17, 2023 (see Note 13).
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
Common Stock Distributions
Aggregate distributions declared per share of Class C common stock were $0.29 and $0.39 for the three months ended March 31, 2023 and 2022, respectively, which reflect an annualized distribution rate of $1.15 per share for both periods, along with a special 13th distribution for the year ended December 31, 2021, which was declared and paid in January 2022.
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C common stock to them. Total fees incurred and paid or accrued for board of directors' services to the Company for the three months ended March 31, 2023 and 2022, are as follows:

	Three Months Ended March 31,
Board of Directors Compensation	2023	2022
Payments for services rendered	$67,500	$67,500
Value of shares issued for services rendered	82,500	82,500
Total	$150,000	$150,000

Number of shares issued for services rendered	7,761	4,599
Transactions with Other Related Parties
On January 31, 2022, the Company acquired an industrial property and related equipment leased to Kalera Inc. (“Kalera”) in Saint Paul, Minnesota for $8,079,000. Kalera was introduced to the Company by Curtis B. McWilliams, one of the Company’s independent directors. Since Mr. McWilliams was serving as an executive of Kalera at the time of the acquisition, all of the disinterested members of the Company’s board of directors approved this transaction in January 2022.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On April 4, 2023, Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code. In April 2023, Mr. McWilliams was appointed as Kalera’s independent director as Kalera continues to operate its business while in bankruptcy. Mr. McWilliams will recuse himself from any matters that relate to the Company’s property in Saint Paul, Minnesota that is leased to Kalera. Filings made by Kalera in the bankruptcy case indicate that Kalera is conducting an auction of all of its assets, with all bids due on June 9, 2023 and the closing of any asset sales scheduled to be completed by the end of June 2023. A sale of Kalera’s business, including its interest in the Company's lease for the Saint Paul, Minnesota property, could occur in the auction process, or Kalera could decide to reject the Company's lease. In the event of the latter outcome, the Company would seek to find a new tenant or sell the property.
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees of $65,993 for both of the three months ended March 31, 2023 and 2022, including the Company's share, which was $47,984 for both of the three months ended March 31, 2023 and 2022.
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
Tenant Improvements
Pursuant to lease agreements, as of March 31, 2023 and December 31, 2022, the Company had obligations to pay $1,776,652 and $1,789,027, respectively, for on-site and tenant improvements to be incurred by tenants.
Kalera Mechanics Liens
As discussed in Note 9 – Related Party Transactions, Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code on April 4, 2023. Between January 2023 and the filing date of this Quarterly Report on Form 10-Q, the Company received mechanics lien statements from the general contractor and nine subcontractors who performed work on behalf of Kalera to complete various interior improvements at the Company's property located in Saint Paul, Minnesota. The mechanics lien statements refer to construction materials that were delivered and related work that was performed to make this facility operational and amount to $3,405,585 in the aggregate. The Company has been advised that the contractors who have filed such liens are stayed from foreclosing on the Company’s property in Saint Paul, Minnesota under the pending Chapter 11 bankruptcy proceeding (see Note 9 – Related Party Transactions for further information about potential outcomes that could result from the bankruptcy process).
Legal Matters
From time-to-time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Except for the Kalera bankruptcy proceeding described in Note 9 – Related Party Transactions, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 11. OPERATING PARTNERSHIP UNITS
Class M OP Units
On September 19, 2019, the Company, the Operating Partnership, BrixInvest, LLC, a Delaware limited liability company and the Company's former sponsor (“BrixInvest”), the Company’s former external advisor, and Daisho OP Holdings, LLC, a formerly wholly owned subsidiary of BrixInvest (“Daisho”) which was spun off from BrixInvest on December 31, 2019, entered into a contribution agreement pursuant to which the Company agreed to acquire substantially all of the net assets of BrixInvest in exchange for 657,949.5 units of Class M limited partnership interest in the Operating Partnership (“Class M OP Units”) and assumed certain liabilities (the “Self-Management Transaction”). As a result of the Self-Management Transaction, the Company became self-managed and eliminated all fees for acquisitions, dispositions and management of its properties, which were previously paid to its former external advisor. The consideration transferred as of December 31, 2019 was determined to have a fair value of $50,603,000 based on a probability weighted analysis of achieving the requisite assets under management (“AUM”) and adjusted funds from operations (“AFFO”) hurdles.
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
As of March 31, 2023, no Class M OP Units had been converted to Class C OP Units.
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
The AUM and AFFO per share hurdles for the Class M OP Units were not met for fiscal years 2022 or 2021.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NYSE closing share price of $10.63 as of March 31, 2023, the last trading day of the first quarter of 2023, a Class M OP Unit would be valued at $17.72. This value does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units, as discussed above, and the units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”), as discussed below.
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
The AUM and AFFO per share hurdles for the Class P OP Units were not met for fiscal year 2022 or 2021. The Company will adjust stock compensation expense prospectively if the future conversion enhancement ratio is expected to be achieved during the remainder of fiscal 2023.
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
During the three months ended March 31, 2023 and 2022, the Company amortized and charged $88,783 to stock compensation expense for both quarters for Class P OP Units. The unamortized value of these units was $355,133 as of March 31, 2023.
Under the Operating Partnership Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership, representing a combined total of approximately 13% of the equity in the Operating Partnership on December 31, 2019. As of March 31, 2023, these interests represent a combined total of approximately 11.5% of the equity in the Operating Partnership.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 40,000 units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 170,667 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 33,333 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 116,000 Class R OP Units were granted to the remainder of the employees of the Company for a total of 360,000 Class R OP Units granted. All Class R OP Units granted vest and are mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. Given that there are a large number of uncertainties that could impact the Company's funds from operations for the remainder of the year, including, but not limited to, the risks of potential tenant vacancies and/or bankruptcies, inflation, rising interest rates, changes in the value of interest rate swap derivatives, potential dispositions of non-core assets and tightening credit markets, the Company concluded that as of each quarter end, including March 31, 2023, achieving the performance target to trigger the increased conversion ratio for the Class R OP Units is not yet deemed probable. The Company will adjust compensation expense prospectively if achieving the enhancement is deemed probable through the remainder of the vesting period.
Stock compensation expense related to the Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and is being recognized over the vesting period. Of the 360,000 Class R OP Units granted due to the departure of employees, 43,657 units were forfeited through December 31, 2022. There were no forfeitures during the three months ended March 31, 2023. The units, at the discretion of the board of directors, may be reallocated to existing or new employees. The cumulative number of units forfeited and not yet reallocated through March 31, 2023 was 43,657 units.
During the three months ended March 31, 2023 and 2022, the Company amortized and charged to stock compensation expense $488,886 and $340,582, respectively, for the Class R OP Units. The unamortized value of the remaining 316,343 units was $1,955,552 as of March 31, 2023.
The total stock compensation expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Class P OP Units	$88,783	$88,783
Class R OP Units	488,886	340,582
Class C common stock issued to the board of directors for services (see Note 9)	82,500	82,500
Total	$660,169	$511,865
Class C OP Units
On January 18, 2022, the Company completed the acquisition of a KIA auto dealership property in an “UPREIT” transaction pursuant to a contribution agreement whereby the seller received 1,312,382 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value. Following expiration of the lock-up period ending on August 11, 2022, the holder of the Class C OP Units may require the redemption of all or a portion of these units and the Company has the option to redeem the units for cash or shares of Class C common stock. The Class C OP Units received $377,298 and $251,539 in distributions during the three months ended March 31, 2023 and 2022, respectively, and were allocated $816,199 and $1,928,029 of the net loss for the three months ended March 31, 2023 and 2022, respectively.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 12. LOSS PER SHARE
The following table presents the computation of the Company's basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator - Basic:
Net loss	$(4,578,921)	$(12,073,164)
Net loss attributable to noncontrolling interest in Operating Partnership	816,199	1,928,028
Preferred stock dividends	(921,875)	(921,875)
Net loss attributable to common stockholders	$(4,684,597)	$(11,067,011)

Numerator - Diluted
Net loss	$(4,578,921)	$(12,073,164)
Preferred stock dividends	(921,875)	(921,875)
Net loss attributable to common stockholders	$(5,500,796)	$(12,995,039)

Denominator:
Weighted average shares outstanding - basic and diluted	7,532,452	7,533,158

Loss per share attributable to common stockholders:
Basic and diluted	$(0.62)	$(1.47)
During the three months ended March 31, 2023 and 2022, the weighted average dilutive effect of 2,818,689 and 2,660,340 shares related to units of limited partnership interest in the Operating Partnership as discussed in Note 11 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
NOTE 13. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On April 17, 2023, the Company paid its Series A Preferred Stock dividends of $921,875 for the first quarter of 2023, which were declared by the Company’s board of directors on March 9, 2023.
Common Stock and Class C OP Unit Distributions
On November 7, 2022, the Company’s board of directors authorized monthly distributions payable to common stockholders and the Class C OP Unit holders of record as of March 31, 2023, which were paid on April 25, 2023. The current monthly distribution amount of $0.09583 per share represents an annualized distribution rate of $1.15 per share of common stock.
On March 9, 2023, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of April 28, 2023, May 31, 2023 and June 30, 2023, which will be paid on or about May 25, 2023, June 26, 2023 and July 25, 2023, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Share Repurchase Program
Between April 1, 2023 and May 12, 2023, the Company repurchased an additional 58,850 shares of its Class C common stock for a total of $661,971 under its 2023 SRP and these shares are held as treasury stock.
Real Estate Acquisitions
On April 13, 2023, the Company acquired an industrial manufacturing property located in Gap, Pennsylvania leased to Lindsay Precast, LLC (“Lindsay”) for $16,543,624. Lindsay is an industry-leading precast concrete manufacturer and steel fabricator with more than a 60-year operating history. The lease of this property was added to an existing master lease of four other Lindsay properties acquired in April 2022 in an Amended and Restated Master Lease Agreement with a remaining lease term of 24 years and annual rent escalations of 2.2%. In connection with this acquisition, a second master lease for the Lindsay properties acquired in April 2022 was also amended and restated to include a non-refundable deposit of $1,800,000 for future funding of improvements to the property in North Carolina. The seller of the property was not affiliated with the Company or its affiliates.
On April 13, 2023, the Company acquired an industrial manufacturing property located in Reading, Pennsylvania leased to Summit Steel and Manufacturing LLC (“Summit Steel”) for $11,200,000 through an “UPREIT” transaction wherein the seller received 287,516 Class C OP Units valued at $5,175,288, based on an agreed upon value of $18.00 per share, and a cash payment of $6,024,712. Summit Steel services its customers' needs by providing and utilizing its innovative manufacturing processes and fabrication and welding capabilities since 1992. Summit Steel's in-house capabilities include: 2D and 3D laser cutting, bending/forming, computer numerical control turning/milling, Swiss machining, centerless grinding/polishing, powder coating, robotic and manual welding and serve the aerospace, agricultural equipment, alternative energy, automotive, consumer products, medical devices and equipment, military and defense, recreational vehicles and original equipment manufacturers industries. The property is leased for a term of 20 years with annual rent escalations of 2.9%. The seller of the property was not affiliated with the Company or its affiliates.
On April 20, 2023, the Company acquired an industrial manufacturing property located in Roscoe, Illinois leased to Pacific Bearing Company (“PBC Linear”) for $20,000,000. PBC Linear manufactures a broad spectrum of bearings and screw products for a diversified customer base, as it has for 40 years. The property has a lease in place for a remaining term of 20 years and 12.5% rent escalations every five years. The Company received the final $20,000,000 draw under its delayed draw Term Loan commitment in advance of this acquisition. The seller of the property was not affiliated with the Company or its affiliates.
On May 3, 2023, the Company acquired an industrial manufacturing property located in Lansing, Michigan leased to Cameron Tool Company, LLC (“Cameron Tool”) for $5,721,174. Cameron Tool has a 50-year operating history in the tool and die space that services major metal manufacturers that sell to the largest automotive original equipment manufacturers as well as aerospace, defense, alternative energy, and other markets. The property is leased for a term of 20 years with annual rent escalations of 2.5%. The seller of the property was not affiliated with the Company or its affiliates.
On May 5, 2023, the Company acquired three industrial manufacturing properties located in Detroit Lakes and Plymouth, Minnesota and Ashland, Ohio leased to S.J. Electro Systems, LLC (“SJE”) for $15,975,000. SJE was founded in 1975 and is a leading designer, manufacturer and systems integrator of liquid level and flow controls primarily serving residential, commercial and municipal markets. The properties are leased for a term of 17 years with annual rent escalations of 2.8%. The seller of the properties was not affiliated with the Company or its affiliates.
On May 11, 2023, the Company acquired an industrial manufacturing property located in Alleyton, Texas and leased to Titan Production Equipment, LLC (“Titan”) for $17,100,000. Titan is a company engaged in the design, engineering, and fabrication of oil and gas production equipment used to separate, process and treat hydrocarbon steams at the wellhead, gathering and processing stages. Titan services customers in the Permian, Haynesville, Bakken, and Eagle Ford shale basins of Texas, Oklahoma, New Mexico, and Louisiana, respectively. The property is leased for a term of 20 years with annual rent escalations of 2.9%. The seller of the property was not affiliated with the Company or its affiliates.

MODIV INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Disposition
The Company and a prospective buyer entered into an agreement for the sale of the office property in Rocklin, California formerly leased to Gap for a sales price of $5,466,960 on December 29, 2022. Effective April 21, 2023, the Company and the prospective buyer entered into a third amendment to their agreement which extended the buyer’s financing contingency to May 22, 2023 and the outside closing date to May 31, 2023 in exchange for the buyer’s release of an additional non-refundable deposit of $75,000 which brought the total of non-refundable purchase deposits to $195,000 which have been released to the Company. In a separate letter agreement on March 27, 2023, the buyer also reimbursed the Company $30,000 for its carrying costs on the property during the extension period which ended on April 12, 2023. There can be no assurances that this disposition will be completed. This property is classified as held for sale as of March 31, 2023 and December 31, 2022.
Term Loan Commitment Drawdowns
On April 12, 2023 and April 18, 2023, the Company borrowed $60,000,000 and $20,000,000, respectively, under its $100,000,000 delayed draw Term Loan commitment, bringing the total Term Loan balance outstanding to the total commitment amount of $250,000,000. The Company drew these proceeds from the Term Loan commitment in advance of acquiring properties located in (i) Gap, Pennsylvania leased to Lindsay; (ii) Reading, Pennsylvania leased to Summit Steel; (iii) Roscoe, Illinois leased to PBC Linear; (iv) Lansing, Michigan leased to Cameron Tool; (v) Detroit Lakes and Plymouth, Minnesota and Ashland, Ohio leased to SJE; and (vi) Alleyton, Texas leased to Titan, as discussed above. As of the date of this report, the Company had $150,000,000 available under the Revolver, subject to borrowing base requirements.
Extension of Lease
Effective April 18, 2023, the Company extended the lease term of its Levins property located in Sacramento, California from September 1, 2023 to December 31, 2024 with a 69% increase in annual rent from $4.14 per square foot to $7.00 per square foot commencing September 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward-Looking Statements” above.
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
Overview
We are an internally-managed real estate investment trust (“REIT”) with publicly traded shares of Class C common stock (defined below) and Series A Preferred Stock (defined below). We currently own and manage single-tenant net-lease industrial, retail and office properties throughout the United States, with a focus on acquisitions of critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen supply chains. We are also focused on reducing the number of office and retail properties in our portfolio with the long-term goal of owning and operating only critical industrial manufacturing properties. We were formed on May 15, 2015 as a Maryland corporation and elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016. We intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.
Through the merger with Rich Uncles Real Estate Investment Trust I (“REIT I”) on December 31, 2019 and subsequent acquisitions, we created one of the largest non-listed real estate investment funds to be raised via crowdfunding technology and the first real estate crowdfunding platform to be completely investor-owned prior to our Listed Offering described below.
Our Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “MDV.PA” and has been trading since September 17, 2021. Our Class C common stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022. Prior to that date, there was no public trading market for our Class C common stock (see details of the Listed Offering as defined below).
We have the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, 300,000,000 shares of Class C common stock, $0.001 par value per share (“Class C common stock”), and 100,000,000 shares of Class S common stock, $0.001 par value per share (“Class S common stock”). We file our reports with the SEC as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. The Operating Partnership was formed on January 28, 2016. We are the sole general partner of, and owned an approximate 73% partnership interest in the Operating Partnership as of March 31, 2023 and December 31, 2022. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 11 to our accompanying unaudited condensed consolidated financial statements.

Common Stock Offerings
Since our initial registered offering of common stock was declared effective by the SEC in 2016, we have raised an aggregate of $212,682,268 pursuant to non-listed offerings of common stock registered with the SEC (collectively, the “Registered Offering”), offerings of common stock exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), distribution reinvestment plan (“DRP”) offerings of common stock registered with the SEC, a private offering of common stock pursuant to Regulation D under the Securities Act, a qualified offering of common stock pursuant to Regulation A under the Securities Act and an offering of common stock listed on the NYSE.
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
On March 30, 2022, we filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, we filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our at-the-market offering of up to $50,000,000 of our Class C common stock (the “ATM Offering”) on June 6, 2022. As of March 31, 2023, no shares were issued in connection with our ATM Offering.
Preferred Stock Offering
On September 14, 2021, we and the Operating Partnership entered into an underwriting agreement (the “Preferred Stock Underwriting Agreement”) with B. Riley Securities, Inc., as representative of the underwriters listed on Schedule I thereto (collectively, the “Underwriters”), pursuant to which we agreed to issue and sell 1,800,000 shares of our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), in an underwritten public offering (the “Preferred Offering”) at a price per share of $25.00. In addition, we granted the Underwriters a 30-day option to purchase up to an additional 200,000 shares of the Series A Preferred Stock, which the Underwriters exercised in full on September 16, 2021. The issuance and sale of the shares of Series A Preferred Stock, including the Underwriters’ full exercise of their option to purchase additional shares, closed on September 17, 2021 (see Note 8 to our accompanying unaudited condensed consolidated financial statements for additional information).
The Company
We believe we continue to qualify and operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of distributions to our stockholders.
We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of March 31, 2023, our real estate investment portfolio consisted of 48 properties as further described below. The net book value of our real estate investments as of March 31, 2023 was $431,689,328.
Details of our diversified portfolio of 48 operating properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), as of March 31, 2023 are as follows:
•29 industrial properties, including the TIC Interest, which represent approximately 61% of the portfolio, 12 retail properties which represent approximately 20% of the portfolio and seven office properties (including one held for sale property) which represent approximately 19% of the portfolio (expressed as a percentage of annualized base rent (“ABR”) as of March 31, 2023);
•Occupancy rate of 100%, excluding the property held for sale;
•Located in 17 states;
•Leased to 30 different commercial tenants doing business in 14 separate industries;
•Approximately 3.4 million square feet of aggregate leasable space, including the TIC Interest;

•An average leasable space per property of approximately 70,000 square feet; approximately 95,000 square feet per industrial property; approximately 19,000 square feet per retail property and approximately 57,000 square feet per office property; and
•Outstanding mortgage notes payable balance of $44,436,983 for three properties and credit facility term loan balance of $170,000,000.
As of March 31, 2023, all 48 operating properties in our portfolio are single-tenant net-lease properties and all properties were leased, except the property held for sale and formerly leased to Gap, with a weighted average remaining lease term (“WALT”), excluding rights to extend a lease at the option of the tenant, of approximately 11.7 years.
Following the acquisition of eight industrial manufacturing properties in April and May 2023 as described below, we own 56 properties including 37 industrial properties, which represent approximately 67% of the portfolio, 12 retail properties which represent approximately 17% of the portfolio, and seven office properties (including one held for sale property), which represent approximately 16% of the portfolio (expressed as a percentage of ABR on a pro forma basis as of March 31, 2023). These properties are leased to 37 different commercial tenants with a WALT of approximately 13.3 years and located in 18 states.
As of March 31, 2023, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximately 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of Hagg Lane II, LLC and Hagg Lane III, LLC was an independent member of our board of directors (“Board”) from December 2019 to December 2021.
Primary Investment Objectives
Our primary investment objectives are:
•to provide attractive growth in adjusted funds from operations (“AFFO”) and sustainable cash distributions;
•to realize appreciation from proactive investment selection and asset management;
•to provide future opportunities for growth and value creation; and
•to provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with a focus on industrial manufacturing properties.
Purchases of properties in the near term will be funded primarily with borrowings under our Credit Facility (as defined below), proceeds from dispositions of office and retail properties, and cash on hand. In the long term, we expect to sell additional shares of our Class C common stock, subject to market conditions and a recovery in the trading price of our Class C common stock. We are targeting leverage, over the long-term once we achieve scale, of 40% or lower of the aggregate fair value of our real estate properties plus our cash and cash equivalents; however, we will consider incurring higher leverage in the near-term if we identify attractive acquisition opportunities in advance of completing dispositions or raising additional equity. The acquisitions completed during the second quarter of 2023 are expected to increase consolidated leverage to approximately 48% as of June 30, 2023. We expect the trend of onshoring manufacturing to accelerate and we are executing our plan to focus acquisitions on industrial manufacturing properties while reducing the number of office and retail properties we own, subject to market conditions and prices that we consider attractive. We can provide no assurance that we will achieve our investment objectives. See the Part I, Item 1A. Risk Factors section of our Annual Report on Form 10-K filed with the SEC on March 13, 2023.
Investment Strategy
Commercial Real Estate Focused on Industrial Manufacturing Properties
In pursuit of our primary investment objectives, we seek to acquire a portfolio of income-generating commercial real estate investments in industrial manufacturing properties throughout the United States diversified by industry, corporate credit, physical geography and lease duration. While we are primarily focused on acquiring industrial manufacturing properties, we may also acquire other assets, including, without limitation, other industrial properties. We intend to acquire assets consistent with our acquisition philosophy by focusing primarily on properties leased to tenants at the time we acquire them, with strong financial statements and typically subject to long-term leases with defined rental rate increases.
We may also acquire assets with short-term leases or that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment. Given our focus on industrial manufacturing, we do not designate specific geography or industry allocations for the portfolio; rather we intend to invest in industrial manufacturing properties where we see the best opportunities that support our investment objectives. We are in the process of increasing our asset allocation to the industrial sector and decreasing our allocation to the office and retail sectors. Since December 31, 2021, our industrial properties have increased from 41% to 61% of our portfolio and office properties have declined from 50% to 19% of our portfolio as of March 31, 2023.
We cannot assure our stockholders that any of the properties we acquire will result in the benefits discussed above. See the Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate and Part I, Item 1A. Risk Factors — Risks Related to Investments in Single-Tenant Real Estate sections of our Annual Report on Form 10-K filed with the SEC on March 13, 2023.
Liquidity and Capital Resources
Generally, our cash requirements for property acquisitions, debt payments and refinancings, capital expenditures and other investments will be funded by bank borrowings through our Credit Facility, mortgage indebtedness on our properties, real estate property sales and internally generated funds, or offerings of shares of Class C common stock. Our cash requirements for operating expenses and dividends on our Series A Preferred Stock and distributions on our Class C common stock will be funded by internally generated funds.
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
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 38% as of December 31, 2022, the spread over the Secured Overnight Financing Rate (‘‘SOFR’’), including a 10-basis point credit adjustment, is 165 basis points for the Revolver and the interest rate on the Revolver was 6.463% on March 31, 2023; however, there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $93,667 for the three months ended March 31, 2023.
On October 21, 2022, we exercised the accordion feature of our Credit Facility and increased the Credit Facility to $400,000,000, comprised of a $150,000,000 Revolver and a $250,000,000 Term Loan. The Credit Facility includes an updated accordion option that allows us to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. On December 20, 2022, the Credit Agreement was amended to allow us to draw on the additional $100,000,000 Term Loan commitment up to five times between December 20, 2022 and April 19, 2023 in exchange for a quarterly unused fee, which amounted to $92,569 during the quarter ended March 31, 2023. We drew $20,000,000 of the delayed draw Term Loan during the first quarter of 2023 as described below and drew the remaining $80,000,000 during April 2023.The maturities for our Revolver and Term Loan remain unchanged with the Revolver’s maturity in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity in January 2027.
On May 10, 2022, we entered into a swap agreement, effective May 31, 2022, to fix SOFR at 2.258% with respect to our original $150,000,000 Term Loan as described in Note 7 to our accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2023, which results in a fixed interest rate of 3.858% on our original $150,000,000 Term Loan based on our leverage ratio of 40% as of March 31, 2023.
On October 26, 2022, we entered into a swap agreement, effective November 30, 2022, to fix SOFR at 3.44% with respect to our expanded Term Loan as described in Note 7 to our accompanying unaudited condensed consolidated financial statements, which results in a fixed interest rate of 5.04% on the additional $100,000,000 borrowed under the Term Loan based on our leverage ratio of 40% as of March 31, 2023.

The Credit Facility includes customary representations, warranties and covenants, including covenants regarding minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds after January 18, 2022, and maximum consolidated leverage of 60%. We were in compliance with these covenants as of March 31, 2023. The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by us, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, we and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which we and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement. The acquisitions completed in the second quarter of 2023 are expected to increase consolidated leverage to approximately 48% as of June 30, 2023.
Credit Facility Drawdowns and Repayments
On January 25, 2023, we borrowed $10,000,000 under our additional $100,000,000 Term Loan commitment in advance of acquiring a property located in Princeton, Minnesota leased to Plastic Products Company, Inc. On March 29, 2023, we again borrowed $10,000,000 under our Term Loan commitment in advance of acquiring a property located in Savage, Minnesota leased to Stealth Manufacturing.
On January 5, 2023, we repaid $3,000,000 of the outstanding balance on our Revolver with available cash on hand to reduce interest expense.
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
As of March 31, 2023 and December 31, 2022, the outstanding principal balance of our mortgage notes payable on the operating properties was $44,436,983 and $44,515,009, respectively, our Revolver outstanding principal balance was zero and $3,000,000, respectively, and Term Loan outstanding principal balance was $170,000,000 and $150,000,000, respectively. As of March 31, 2023 and December 31, 2022, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,429,343 and $9,487,515, respectively, which is not included in our accompanying unaudited condensed consolidated balance sheets.
On April 12, 2023 and April 18, 2023, we borrowed $60,000,000 and $20,000,000, respectively, under our $100,000,000 delayed draw Term Loan commitment, bringing the total Term Loan balance outstanding to the total commitment amount of $250,000,000. We used a portion of the proceeds from the draw on the Term Loan to acquire eight properties located in: (i) Gap, Pennsylvania leased to Lindsay Precast, LLC (“Lindsay”); (ii) Reading, Pennsylvania leased to Summit Steel and Manufacturing, LLC (“Summit Steel”); (iii) Roscoe, Illinois leased to Pacific Bearing Company (“PBC Linear”); (iv) Lansing, Michigan leased to Cameron Tool Company, LLC (“Cameron Tool”); (v) Detroit Lakes and Plymouth, Minnesota and Ashland, Ohio leased to S.J. Electro Systems, LLC (“SJE”); and (vi) Alleyton, Texas leased to Titan Production Equipment, LLC (“Titan”), as discussed below.
The $150,000,000 of available capacity on our Revolver as of May 12, 2023, subject to our borrowing base covenant, along with proceeds from any future offerings of shares of Class C common stock, will primarily be used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments, such as capital expenditures, tenant improvement costs and leasing costs. We also may use a portion of the proceeds from our offerings for payment of principal on our outstanding indebtedness, reserves required by financings of our real estate investments and for general corporate purposes.
Property Leased to Kalera, Inc. (“Kalera”)
On April 4, 2023, Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code. We acquired the industrial property and related equipment leased to Kalera in Saint Paul, Minnesota for $8,079,000 on January 31, 2022. Kalera was introduced to us by Curtis B. McWilliams, one of our independent directors. Since Mr. McWilliams was serving as an executive of Kalera at the time of the acquisition, all of the disinterested members of our Board approved this transaction in January 2022. In April 2023, Mr. McWilliams was appointed as Kalera’s independent director as Kalera continues to operate its business while in bankruptcy. Mr. McWilliams will recuse himself from any matters that relate to our industrial property in Saint Paul, Minnesota that is leased to Kalera.

Filings made by Kalera in the bankruptcy case indicate that Kalera is conducting an auction of all of its assets, with all bids due on June 9, 2023 and the closing of any asset sales scheduled to be completed by the end of June 2023. A sale of Kalera’s business, including its interest in our lease for the Saint Paul, Minnesota property, could occur in the auction process, or Kalera could decide to reject our lease. In the event of the latter outcome, we would seek to find a new tenant or sell the property.
Acquisitions of Real Estate Investments
During the three months ended March 31, 2023, we acquired two industrial properties as follows:

Property	Location	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Above- Market Lease Intangibles	Acquisition Price
Plastic Products	Princeton, MN	1/26/2023	$421,997	$5,696,414	$553,780	$(285,139)	6,387,052
Stealth Manufacturing	Savage, MN	3/31/2023	770,752	4,755,558	—	—	5,526,310
			$1,192,749	$10,451,972	$553,780	$(285,139)	$11,913,362
As of the filing date of this quarterly report, we have acquired a total of $100,642,000 of industrial manufacturing properties at a blended initial cap rate of 7.7%% and a weighted average cap rate of 9.9%. We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property. We define “weighted average cap rate” for property acquisitions as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property.
Subsequent to March 31, 2023, we acquired eight additional industrial properties as follows:
On April 13, 2023, we acquired an industrial manufacturing property located in Gap, Pennsylvania leased to Lindsay for $16,543,624. Lindsay is an industry-leading precast concrete manufacturer and steel fabricator with more than a 60-year operating history. The lease of this property was added to an existing master lease of four other Lindsay properties acquired in April 2022 in an Amended and Restated Master Lease Agreement with a remaining lease term of 24 years and annual rent escalations of 2.2%. In connection with this acquisition, a second master lease for the Lindsay properties acquired in April 2022 was also amended and restated to include a non-refundable deposit of $1,800,000 for future funding of improvements to the property in North Carolina. The seller of the property was not affiliated with us or our affiliates.
On April 13, 2023, we acquired an industrial manufacturing property located in Reading, Pennsylvania leased to Summit Steel for $11,200,000 in an “UPREIT” transaction wherein the seller received 287,516 units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) valued at $5,175,288, based on an agreed-upon value of $18.00 per share, and a cash payment of $6,024,712. Summit Steel services its customers' needs by providing and utilizing its innovative manufacturing processes and fabrication and welding capabilities since 1992. Summit Steel's in-house capabilities include: 2D and 3D laser cutting, bending/forming, computer numerical control turning/milling, Swiss machining, centerless grinding/polishing, powder coating, robotic and manual welding and serve the aerospace, agricultural equipment, alternative energy, automotive, consumer products, medical devices and equipment, military and defense, recreational vehicles and original equipment manufacturers industries. The property is leased for a term of 20 years with annual rent escalations of 2.9%. The seller of the property was not affiliated with us or our affiliates.
On April 20, 2023, we acquired an industrial manufacturing property located in Roscoe, Illinois leased to PBC Linear for $20,000,000. PBC Linear manufactures a broad spectrum of bearings and screw products to a diversified customer base, as it has for 40 years. The property has a lease in place for a remaining term of 20 years and 12.5% rent escalations every five years. We received the final $20,000,000 draw under our delayed draw Term Loan commitment in advance of this acquisition. The seller of the property was not affiliated with us or our affiliates.
On May 3, 2023, we acquired an industrial manufacturing property located in Lansing, Michigan leased to Cameron Tool for $5,721,174. Cameron Tool has a 50-year operating history in the tool and die space that services major metal manufacturers that sell to the largest automotive original equipment manufacturers as well as aerospace, defense, alternative energy, and other markets. The property is leased for a term of 20 years with annual rent escalations of 2.5%. The seller of the property was not affiliated with us or our affiliates.

On May 5, 2023, we acquired three industrial manufacturing properties located in Detroit Lakes and Plymouth, Minnesota and Ashland, Ohio leased to SJE for $15,975,000. SJE was founded in 1975 and is a leading designer, manufacturer and systems integrator of liquid level and flow controls primarily serving residential, commercial and municipal markets. The properties are leased for a term of 17 years with annual rent escalations of 2.8%. The seller of the property was not affiliated with us or our affiliates.
On May 11, 2023, we acquired an industrial manufacturing property located in Alleyton, Texas and leased to Titan for $17,100,000. Titan is a company engaged in the design, engineering, and fabrication of oil and gas production equipment used to separate, process and treat hydrocarbon steams at the wellhead, gathering and processing stages. Titan services customers in the Permian, Haynesville, Bakken, and Eagle Ford shale basins of Texas, Oklahoma, New Mexico, and Louisiana, respectively. The property is leased for a term of 20 years with annual rent escalations of 2.9%. The seller of the property was not affiliated with us or our affiliates.
Share Repurchases
On December 21, 2022, our Board authorized up to $15,000,000 in repurchases of our outstanding shares of Class C common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023 (the “2023 SRP”). Purchases made pursuant to the 2023 SRP will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The 2023 SRP may be suspended or discontinued at any time. From January 1, 2023 to March 31, 2023, we repurchased a total of 4,465 shares of our Class C common stock for a total of $49,682 under the 2023 SRP for an average cost of $11.13 per share. Between April 1, 2023 and May 12, 2023, we repurchased an additional 58,850 shares of our Class C common stock for a total of $661,971 under the 2023 SRP. Shares of our Class C common stock that are repurchased through the 2023 SRP are held as treasury stock.
Cash Flow Summary
The following table summarizes our cash flow activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$2,784,869	$(1,083,310)
Net cash used in investing activities	$(12,120,523)	$(8,857,451)
Net cash provided by (used in) financing activities	$14,007,109	$(23,122,696)
Cash Flows from Operating Activities
The cash provided by operating activities of $2,784,869 during the three months ended March 31, 2023 primarily reflects adjustments to our net loss of $4,578,921 to exclude net non-cash charges of $8,010,425 related to depreciation and amortization, impairment of real estate investment property, unrealized loss on interest rate swaps valuation, stock compensation expense, amortization of deferred financing costs and premium, amortization of deferred lease incentives, which were partially offset by deferred rents, amortization of (below) above market lease intangibles, net, and undistributed income from our unconsolidated investment in a real estate property. Cash provided by operations also included distributions from our unconsolidated investment in a real estate property of $65,696. Cash provided by operating activities was offset in part by cash used to fund changes in operating assets and liabilities of $712,331 during the three months ended March 31, 2023 due to increases in tenant receivables and prepaid and other assets and a decrease in accounts payable, accrued and other liabilities.
The cash used in operating activities of $1,083,310 during the three months ended March 31, 2022 primarily reflects adjustments to our net loss of $12,073,164 to exclude net non-cash charges of $14,271,645 related to depreciation and amortization, impairment of goodwill, stock compensation expense, amortization of deferred financing costs and premium/discount, and amortization of deferred lease incentives, which were partially offset by gain on sale of real estate investments, unrealized gain on interest rate swap valuation, amortization of (below) above market lease intangibles, net, deferred rents and undistributed income from our unconsolidated investment in a real estate property. The cash used in operations included cash used to fund changes in operating assets and liabilities of $3,377,158 during the three months ended March 31, 2022 due to increases in tenant receivables and prepaid and other assets and a decrease in accounts payable, accrued and other liabilities. These cash uses were partially offset by distributions received from our unconsolidated investment in real estate property of $95,367.

Cash flows from operating activities for the three months ended March 31, 2022 were disproportionately affected by annual costs paid during the first quarter of 2022. We expect our cash flows will continue to be positive in the next twelve months due to an increase in our investments in operating assets as a result of our recent quarter and subsequent acquisitions; however, there can be no assurance that this expectation will be realized.
Cash Flows from Investing Activities
Net cash used in investing activities was $12,120,523 for the three months ended March 31, 2023 and consisted primarily of the following:
•$11,913,361 for the acquisition of two real estate properties;
•$308,547 of additions to existing real estate investments; and
•$10,815 payment of a lease incentive primarily for the ITW industrial property.
These uses were partially offset by:
•$112,200 of utilized purchase deposits, net.
Net cash used in investing activities was $8,857,451 for the three months ended March 31, 2022 and consisted primarily of the following:
•$44,714,508 for the acquisition of two real estate investments;
•$2,000,000 payment of a lease incentive for the PreK Education property;
•$749,481 of additions to existing real estate investments; and
•$500,000 payment of a refundable purchase deposit for the Lindsay acquisition.
These uses were partially offset by:
•$38,911,538 in net proceeds from the sale of four real estate investments; and
•$195,000 in collection of a note receivable from the sale of real estate property.
Cash Flows from Financing Activities
Net cash provided by financing activities was $14,007,109 for the three months ended March 31, 2023 and consisted of the following:
•$20,000,000 in proceeds from borrowings on our Credit Facility Term Loan.
These proceeds were partially offset by:
•$3,000,000 of repayments on our Credit Facility Revolver;
•$78,027 of mortgage note principal payments;
•$921,875 of cash dividends paid to preferred stockholders;
•$1,566,010 of cash distributions paid to common stockholders;
•$377,297 of cash distributions paid to the Class C OP Unit holder;
•$49,682 used for repurchases of common stock.
Net cash used in financing activities was $23,122,696 for the three months ended March 31, 2022 and consisted primarily of the following:
•$130,277,534 of mortgage notes principal payments;
•$8,022,000 of net repayments on the prior credit facility revolver;
•$2,186,468 of deferred financing cost payments;
•$1,065,278 of cash dividends paid to preferred stockholders;
•$1,167,244 of cash distributions paid to common stockholders;
•$251,539 of cash distributions paid to the Class C OP Unit holder;
•$852,721 used for repurchases of common stock; and
•$189,412 for payments of offering costs.
These uses were partially offset by:
•$100,000,000 in proceeds from borrowings on our Credit Facility Term Loan;
•$20,775,000 of net proceeds from our Credit Facility Revolver; and
•$114,500 in net proceeds from the issuance of common stock in the Listed Offering.

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
Additionally, we use AFFO as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, deferred rent, amortization of stock-based compensation, amortization of in-place lease valuation intangibles, deferred financing fees, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, and write-offs of due diligence expenses for abandoned pursuits. We also believe that AFFO is a recognized measure of sustainable operating performance of the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to income or loss from operations, net income or loss and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. AFFO is useful in assisting management and investors in assessing our ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods. However, FFO and AFFO are not useful measures in evaluating net asset value (“NAV”) because impairments are taken into account in determining NAV but not in determining FFO and AFFO. Therefore, FFO and AFFO should not be viewed as a more prominent measure of performance than income or loss from operations, net income or loss or cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
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

The following are the calculations of FFO and AFFO for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss (in accordance with GAAP)	$(4,578,921)	$(12,073,164)
Preferred stock dividends	(921,875)	(921,875)
Net loss attributable to common stockholders and Class C OP Unit holders	(5,500,796)	(12,995,039)
FFO adjustments:
Depreciation and amortization of real estate properties	3,272,061	3,300,492
Amortization of lease incentives	88,570	71,394
Depreciation and amortization for unconsolidated investment in a real estate property	194,173	190,468
Impairment of real estate investment property	3,499,438	—
Gain on sale of real estate investments, net	—	(6,875,086)
FFO attributable to common stockholders and Class C OP Unit holders	1,553,446	(16,307,771)
AFFO adjustments:
Impairment of goodwill	—	17,320,857
Stock compensation	660,169	511,865
Deferred financing costs	195,212	1,266,725
Non-recurring loan prepayment penalties	—	615,336
Swap termination costs	—	733,000
Due diligence expenses, including abandoned pursuit costs	342,542	586,669
Deferred rents	(1,175,359)	(636,196)
Unrealized loss (gain) on interest rate swap valuation	1,722,184	(788,016)
Amortization of (below) above market lease intangibles, net	(196,283)	(330,618)
Other adjustments for unconsolidated investment in a real estate property	11,819	(188)
AFFO attributable to common stockholders and Class C OP Unit holders	$3,113,730	$2,971,663

Weighted average shares outstanding:
Basic	7,532,452	7,533,158
Fully diluted (1)	10,351,141	10,193,498

FFO Per Share:
Basic	$0.21	$(2.16)
Fully Diluted	$0.15	$(2.16)

AFFO Per Share:
Basic	$0.41	$0.39
Fully Diluted	$0.30	$0.29
(1)    Includes the Class C, Class M, Class P and Class R OP Units to compute the weighted average number of shares.

Property Portfolio Information
Although we only have a single segment for financial reporting purposes, given our strategic initiative to focus solely on acquiring and operating industrial manufacturing properties, we are presenting the following information regarding our property portfolio to help investors better understand our strategic direction:
The following is a breakdown of our FFO and AFFO by property type for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Net income (loss) (in accordance with GAAP)	$1,459,256	$708,467	$(3,650,009)	$(3,096,635)	$(4,578,921)
Preferred stock dividends	—	—	—	(921,875)	(921,875)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	1,459,256	708,467	(3,650,009)	(4,018,510)	(5,500,796)
FFO adjustments:
Depreciation and amortization of real estate properties	1,924,868	806,415	540,778	—	3,272,061
Amortization of lease incentives	17,177	—	71,393	—	88,570
Depreciation and amortization for unconsolidated investment in a real estate property	194,173	—	—	—	194,173
Impairment of real estate investment property	—	—	3,499,438	—	3,499,438
FFO attributable to common stockholders and Class C OP Unit holders	3,595,474	1,514,882	461,600	(4,018,510)	1,553,446
AFFO adjustments:
Stock compensation	—	—	—	660,169	660,169
Deferred financing costs	144,269	14,519	36,424	—	195,212
Due diligence expenses, including abandoned pursuit costs	13,673	83	328,786	—	342,542
Deferred rents	(579,161)	(604,781)	8,583	—	(1,175,359)
Unrealized loss on interest rate swap valuation	—	—	—	1,722,184	1,722,184
Amortization of (below) above market lease intangibles, net	(207,712)	—	11,429	—	(196,283)
Other adjustments for unconsolidated investment in a real estate property	11,819	—	—	—	11,819
AFFO attributable to common stockholders and Class C OP Unit holders	$2,978,362	$924,703	$846,822	$(1,636,157)	$3,113,730

FFO and AFFO by property type continued
	Three Months Ended March 31, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Weighted average shares outstanding:
Basic	7,532,452	7,532,452	7,532,452	7,532,452	7,532,452
Fully diluted (4)	10,351,141	10,351,141	10,351,141	10,351,141	10,351,141

FFO Per Share:
Basic	$0.48	$0.20	$0.06	$(0.53)	$0.21
Fully Diluted (5)	$0.35	$0.15	$0.04	$(0.39)	$0.15

AFFO Per Share:
Basic	$0.40	$0.12	$0.11	$(0.22)	$0.41
Fully Diluted (5)	$0.29	$0.09	$0.08	$(0.16)	$0.30
(1)    We categorize Tactical Non-Core Assets as those assets that offer compelling value-add or opportunistic investment characteristics when measured over a near-term or interim holding period. We currently hold three such assets: (i) our tactical non-core acquisition of a leading KIA auto dealership located in a prime location in Los Angeles County in January 2022, which was structured as an UPREIT transaction resulting in a favorable equity issuance of $32,809,550 Class C OP Units at a cost basis of $25.00 per share; (ii) our recently executed 12 year lease to the State of California's Office of Emergency Services (OES) into one of our existing assets located in Rancho Cordova, California that includes an attractive purchase option by the tenant which we believe has a favorable probability of being executed upon in the next 24 months; and (iii) our property leased to Costco located in Issaquah, Washington which offers compelling redevelopment opportunities following Costco's lease expiration given its higher density infill location and the fact that the land is zoned for additional uses to include flex/R&D and multi-family.
(2)    Other non-core assets includes 11 legacy retail properties and five legacy office properties. We define legacy assets as those inherited through prior mergers and acquisitions activity and such assets that were acquired by different management teams utilizing different investment objectives or underwriting criteria. Of the 16 assets, one office property was classified as held for sale as of March 31, 2023 and is scheduled to close by May 31, 2023. We are considering opportunities for disposition of the remaining 15 properties.
(3)     We do not allocate non-property expenses across our property-specific segments; therefore, we report these expenses separately under the Non-Property & Other caption in the table above. Such expenses can include stock compensation expense, general and administrative, interest rate hedges, and other comprehensive items.
(4)    Weighted average fully diluted shares outstanding includes the following:
(i)    7,532,452 shares of Class C common stock;
(ii)    1,312,382 Class C OP Units issued on January 18, 2022 in connection with the acquisition of the KIA auto dealership property discussed above. This does not include the 287,516 Class C OP Units issued in April 2023 in conjunction with our acquisition of the property in Reading, Pennsylvania leased to Summit Steel & Manufacturing, LLC as described in Note 13 – Subsequent Events to our accompanying unaudited condensed consolidated financial statements;
(iii)    1,189,964 shares of Class C common stock that would result from conversion of 657,949.5 Class M OP Units and 56,029 Class P OP Units assuming a conversion ratio of 1.6667 shares of our Class C common stock for each Class M OP Unit and Class P OP Unit outstanding; and
(iv)    316,343 shares of Class C common stock that would result from conversion of Class R OP Units. This does not include 474,515 additional performance-based Class R OP Units that are eligible to be issued by March 31, 2024, which are described in Note 11 – Operating Partnership Units to our accompanying unaudited condensed consolidated financial statements.
(5)    For the intraperiod allocation, we treat all component per share amounts as fully-diluted to correspond with the consolidated FFO and AFFO results reflected above.

The following is a breakdown of the Company's unaudited condensed consolidated statement of operations by property type for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Rental income	$5,756,815	$2,778,344	$1,776,023	$—	$10,311,182

Expenses:
General and administrative	—	—	—	1,908,055	1,908,055
Stock compensation expense	—	—	—	660,169	660,169
Depreciation and amortization	1,924,868	806,415	540,778	—	3,272,061
Interest expense (4)	2,003,879	875,509	491,305	648,099	4,018,792
Property expenses	424,379	387,953	894,511	—	1,706,843
Impairment of real estate investment property	—	—	3,499,438	—	3,499,438
Total expenses	4,353,126	2,069,877	5,426,032	3,216,323	15,065,358

Operating income (loss)	1,403,689	708,467	(3,650,009)	(3,216,323)	(4,754,176)

Other income:
Interest income	—	—	—	53,695	53,695
Income from unconsolidated investment in a real estate property	55,567	—	—	—	55,567
Other (5)	—	—	—	65,993	65,993
Total other income	55,567	—	—	119,688	175,255

Net income (loss)	1,459,256	708,467	(3,650,009)	(3,096,635)	(4,578,921)
Less: net loss attributable to noncontrolling interest in Operating Partnership	—	—	—	(816,199)	(816,199)
Net income (loss) attributable to Modiv Inc.	1,459,256	708,467	(3,650,009)	(2,280,436)	(3,762,722)
Preferred stock dividends	—	—	—	(921,875)	(921,875)
Net income (loss) attributable to common stockholders	$1,459,256	$708,467	$(3,650,009)	$(3,202,311)	$(4,684,597)
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other interest expense includes a net unrealized loss on interest rate swap valuation of $1,722,183 partially offset by derivative cash settlements of $1,074,085 (see Notes 6 and 7 of our accompanying unaudited condensed consolidated financial statements for details).
(5)     Other income reflects management fees earned for managing the TIC Interest.

The following is a breakdown of the Company's unaudited condensed consolidated balance sheet by property type as of March 31, 2023:

	March 31, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Assets
Real estate investments:
Land	$48,979,265	$43,387,936	$11,551,900	$—	$103,919,101
Buildings and improvements	206,243,721	83,114,194	48,669,213	—	338,027,128
Equipment	4,429,000	—	—	—	4,429,000
Tenant origination and absorption costs	11,104,811	4,500,352	4,480,302	—	20,085,465
Total investments in real estate property	270,756,797	131,002,482	64,701,415	—	466,460,694
Accumulated depreciation and amortization	(28,022,301)	(11,132,934)	(10,869,148)	—	(50,024,383)
Total investments in real estate property excluding real estate investments held for sale, net	242,734,496	119,869,548	53,832,267	—	416,436,311
Unconsolidated investment in a real estate property	9,997,292	—	—	—	9,997,292
Total real estate investments, net	252,731,788	119,869,548	53,832,267	—	426,433,603
Real estate investments held for sale, net	—	—	5,255,725	—	5,255,725
Total real estate investments, net	252,731,788	119,869,548	59,087,992	—	431,689,328
Cash and cash equivalents	—	—	—	13,280,104	13,280,104
Tenant receivables	5,672,664	2,261,779	719,107	—	8,653,550
Above-market lease intangibles, net	1,372,269	—	436,214	—	1,808,483
Prepaid expenses and other assets (4)	1,673,671	39,652	2,011,993	2,179,421	5,904,737
Interest rate swap derivative	—	—	—	3,485,684	3,485,684
Assets related to real estate investments held for sale	—	—	15,939	—	15,939
Total assets	$261,450,392	$122,170,979	$62,271,245	$18,945,209	$464,837,825
Liabilities and Equity
Mortgage notes payable, net	$12,218,789	$32,119,692	$—	$—	$44,338,481
Credit facility term loan	109,291,489	30,265,335	28,583,928	—	168,140,752
Accounts payable, accrued and other liabilities	1,860,919	980,213	743,011	3,754,531	7,338,674
Below-market lease intangibles, net	9,558,900	—	165,817	—	9,724,717
Interest rate swap derivatives	—	—	—	1,327,342	1,327,342
Liabilities related to real estate investments held for sale	—	—	51,918	—	51,918
Total liabilities	132,930,097	63,365,240	29,544,674	5,081,873	230,921,884

Commitments and contingencies

Total Modiv Inc. equity, net of due to affiliates	128,520,295	58,805,739	32,726,571	(66,189,083)	153,863,522
Noncontrolling interests in the Operating Partnership	—	—	—	80,052,419	80,052,419
Total equity	128,520,295	58,805,739	32,726,571	13,863,336	233,915,941
Total liabilities and equity	$261,450,392	$122,170,979	$62,271,245	$18,945,209	$464,837,825
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other prepaid expenses and other assets include deferred financing fees on our Revolver and prepaid directors and officers insurance.

Results of Operations
As of March 31, 2023, we owned 48 operating properties (including one held for sale property and the TIC Interest). We acquired two operating properties during each of the first three months of 2023 and 2022. We sold four properties (three office and one flex) during the first three months of 2022 and sold none during the first three months of 2023. The operating results of one property that was classified as held for sale as of December 31, 2022, and four properties that were sold during the three months ended March 31, 2022, were included in our continuing results of operations. We expect that rental income, depreciation and amortization expense and interest expense will increase for the full year of 2023 as compared with the full year of 2022, as a result of the $100,642,000 of industrial manufacturing property acquisitions during the first half of 2023, which may be offset by any sales of our office and retail properties. Our results of operations for the three months ended March 31, 2023 may not be indicative of those expected for the full year of 2023 or in future periods.
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
We, our tenants and operating partners are also impacted by inflation and rising interest rates. According to the U.S. Labor Department, the annual inflation rate for the U.S. was 6% and 7% for the months ended March 31, 2023 and 2022, respectively, the highest increases since June 1982. As a result, the Federal Reserve is expected to continue raising interest rates to try to rein in inflation, which may lead to a recession and will negatively impact our future results due to higher borrowing costs on any floating rate borrowing. In addition, recent bank failures might tighten market liquidity further through reductions in bank lending and potentially more government regulations. However, as of April 30, 2023, 100% of our outstanding debt is at fixed rates as a result of the swap agreements entered into in May 2022 and October 2022. Furthermore, the prolonged Russia-Ukraine conflict, as well as further retaliatory sanctions from the U.S. and its allies to Russia, may also exacerbate the already high inflation, continue to rattle the global economies and markets and worsen fragile global supply chains.
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
Rental Income
Rental income, including tenant reimbursements, for the three months ended March 31, 2023 and 2022 was $10,311,182 and $9,569,613, respectively. The increase in rental income of $741,569, or 8%, as compared with the first three months of 2022 primarily reflects the rental income contribution from our acquisitions of eight industrial properties leased to Lindsay on April 19, 2022, which contributed approximately 11.8% of our total rental income during the first three months of 2023 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details). This increase, together with the rental income contributions from nine other property acquisitions (one industrial property acquired on January 31, 2022, five industrial properties acquired in July 2022, one industrial property acquired in August 2022 and two industrial properties acquired during the first quarter of 2023), were partially offset by the decrease in rental income from the sale of eight properties over the last 14 months including four properties sold in February 2022 (one flex and three office), one office property sold in June 2022, two office properties sold in the third quarter of 2022 and one retail property sold in the fourth quarter of 2022. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. Rental income includes tenant reimbursements of $940,539 and $1,446,644 for the three months ended March 31, 2023 and 2022, respectively. The ABR of the operating properties owned as of March 31, 2023 was $34,951,199. Following the acquisition of eight industrial manufacturing properties during April and May 2023 as described above, our pro forma ABR as of March 31, 2023 was $41,780,671.

General and Administrative
General and administrative expenses were $1,908,055 and $2,106,183 for the three months ended March 31, 2023 and 2022, respectively. The decrease of $198,128, or 9%, as compared with the first three months of 2022 reflects decreases in compensation to employees due to personnel reductions during 2022, directors and officers insurance and costs for technology services, offset in part by an increase in costs for professional services during the first three months of 2023.
Stock Compensation Expense
Stock compensation expense was $660,169 and $511,865 for the three months ended March 31, 2023 and 2022, respectively. The increase of $148,304, or 29%, as compared with the first three months of 2022 is primarily due to a forfeiture related to an employee termination during the first quarter of 2022. There were no forfeitures during the quarter ended March 31, 2023.
Depreciation and Amortization
Depreciation and amortization expense was $3,272,061 and $3,300,492 for the three months ended March 31, 2023 and 2022, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $28,431, or 1%, as compared with the first three months of 2022 primarily reflects an increase in amortization of intangible lease assets offset by increases in depreciation of real estate properties during the three months ended March 31, 2023.
Interest Expense
Interest expense includes interest paid or payable to lenders on our property mortgages and Credit Facility, related amortization of deferred financing costs and unrealized gains and losses on swap valuations. Total interest expense was $4,018,792 and $1,568,175 for the three months ended March 31, 2023 and 2022, respectively (see Note 6 to our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense). The increase of $2,450,617, or 156%, as compared with the first three months of 2022 primarily reflects the unrealized loss on swap valuation, net of related amortization of $1,722,183, which is described below, and an increase of approximately $746,853 in interest expense incurred, net of derivative cash settlements received on our Credit Facility.
Following the purchase of a second interest rate swap on October 26, 2022, the weighted average interest rate on our $250,000,000 Term Loan inclusive of swaps is 4.33% when our leverage ratio is no more than 40%. The unrealized loss on swap valuation discussed above reflects our $150,000,000 derivative instrument's failure to qualify as a cash flow hedge beginning January 1, 2023 because the swap was deemed ineffective due to the potential for a reduced term of the swap that could result from our counterparty’s one-time cancellation option on December 31, 2024, as compared with the maturity date of the Term Loan. As a result, the change in fair value of this swap resulted in an unrealized loss on interest rate swap valuation of $1,144,018 for the three months ended March 31, 2023. If there is a significant drop in interest rates in the future, this interest rate swap derivative could potentially qualify again as a cash flow hedge.
In addition, the change in the fair value on the additional $100,000,000 Term Loan commitment swap of $828,476 that was not designated as a cash flow hedge was also recorded as unrealized loss on interest rate swap valuation during the three months ended March 31, 2023. These unrealized losses were offset in part by derivative cash settlements received of $1,074,085 on both swaps and $250,311 of amortization of the unrealized gain on interest rate swap in accumulated other comprehensive income and noncontrolling interest in operating partnership on the $150,000,000 swap which was designated as a cash flow hedge during the second half of 2022.
Property Expenses
Property expenses were $1,706,843 and $2,159,865 for the three months ended March 31, 2023 and 2022, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The decrease of $453,022, or 21%, as compared with the first three months of 2022 primarily reflects a decrease in due diligence expenses on abandoned pursuits of $244,127 and decreases in property taxes related to assets sold, offset in part by increases in repairs and maintenance and property management fees during the first three months of 2023.

Impairment of Real Estate Investment Property
Impairment of real estate investment property amounted to $3,499,438 for the three months ended March 31, 2023. We determined that the impairment charge was required based on the plan to sell our property in Nashville, Tennessee which is leased to Cummins until February 29, 2024. The impairment charge represents the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the potential sale. We did not incur any impairment of real estate property charges for the first three months of 2022.
Impairment of Goodwill
The impairment of goodwill of $17,320,857 for the three months ended March 31, 2022 reflects the significant decline in the market value of our common stock since it began trading on the NYSE in February 2022. For the quarter ended March 31, 2022, management considered the fact that the trading price of our common stock caused our market capitalization to be below the book value of our equity as of March 31, 2022. Our stock price was evaluated to be materially below both our historical net asset value and the book value of our equity, reflecting the negative impacts of rising inflation and interest rates, declining office occupancy rates affecting owners of real estate properties and fears of a potential recession. We, therefore, reduced the carrying value of goodwill to zero as of March 31, 2022.
Gain on Sale of Real Estate Investments
The gain on sale of real estate investments of $6,875,086 for the three months ended March 31, 2022 relates to the gain on sale of four properties (three office and one flex) during the first three months of 2022 (see Note 3 to our accompanying unaudited condensed consolidated financial statements for more details of the gain on sale of real estate investments). We did not record any gain on sale of real estate investments for the first three months of 2023.
Other Income (Expense)
Interest income was $53,695 and $13,435 for the three months ended March 31, 2023 and 2022, respectively.
Income from unconsolidated investment in a real estate property was $55,567 and $95,464 for the three months ended March 31, 2023 and 2022, respectively. The decrease primarily reflects changes in the timing of common area maintenance recoveries. This reflects our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the first three months of 2023 and 2022, respectively.
Loss on early extinguishment of debt of $1,725,318 for the three months ended March 31, 2022 reflects non-cash charges of $1,164,998 for deferred financing costs and prepayment penalties of $615,336 upon repayment of 20 mortgages on 27 properties with borrowings on our Credit Facility in January 2022, full repayment of our prior credit facility and mortgage repayments related to four asset sales in February 2022, as well as $733,000 of swap termination fees related to four of the mortgage refinancings and the related recognition of termination gains of $788,016.
Other income of $65,993 for both the three months ended March 31, 2023 and 2022 primarily reflects our monthly management fee from the entities that own the TIC Interest property, which is equal to 0.1% of the total investment value of the property.

Organizational and Offering Costs
Organizational and offering costs include all costs incurred in connection with the offerings prior to the Listed Offering, including investor relations' payroll costs and other costs incurred in connection with the offerings of our stock, including, but not limited to legal fees, federal and state filing fees and other costs.
In connection with our Listed Offering of Class C common stock, we incurred organizational and offering costs in the aggregate of $885,500 in the first quarter of 2022. We also incurred additional organizational and offering costs of $1,108,221 during the year ended December 31, 2022 related to our Registration Statement on Form S-3 (File No. 333-263985) that we filed on March 30, 2022, and Amendment No. 1 to the Registration Statement on Form S-3 that we filed on May 27, 2022, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our $50,000,000 ATM Offering on June 6, 2022. As of March 31, 2023, no shares were issued in connection with our ATM Offering.
Distributions
Preferred Dividends
On March 9, 2023 and March 18, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for each of the first quarters of 2023 and 2022, which were paid on April 17, 2023 and April 15, 2022, respectively.
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
Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows for the first quarter of 2023 and the four quarters of 2022:

					Cash Flows Provided by (Used in) Operating Activities
Period	Total Distributions Declared	Distributions Declared Per Share	Distributions Paid			Net Rental Income Received	Offering Proceeds	Quarter End Accrued Distribution
			Cash	Reinvested
2023
First Quarter	$2,544,255	$0.287500	$1,943,307	$595,585	$2,784,869	$2,544,255	$—	$851,794

2022
First Quarter (1)	$3,284,431	$0.387499	$1,418,783	$1,492,404	$(1,083,310)	$3,284,431	$—	$854,599
Second Quarter	2,519,371	0.287500	2,070,570	711,223	6,159,782	2,519,371	—	844,183
Third Quarter	2,520,740	0.287500	1,856,735	663,219	4,250,291	2,520,740	—	841,510
Fourth Quarter	2,523,067	0.287500	1,895,194	623,313	7,322,058	2,523,067	—	846,070
2022 Totals	$10,847,609	$1.249999	$7,241,282	$3,490,159	$16,648,821	$10,847,609	$—
(1)    Includes the 13th distribution for 2021 declared on January 5, 2022 for Class C common stock only and distributions to Class C OP Units.

Distributions to stockholders are declared and paid based on monthly record dates. The distribution details are as follows:

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2022
January 1-31	$0.095833	January 27, 2022	February 25, 2022
February 1-28	$0.095833	February 17, 2022	March 25, 2022
March 1-31	$0.095833	February 17, 2022	April 25, 2022
April 1-30	$0.095833	March 18, 2022	May 25, 2022
May 1-31	$0.095833	March 18, 2022	June 27, 2022
June 1-30	$0.095833	March 18, 2022	July 25, 2022
July 1-31	$0.095833	June 15, 2022	August 25, 2022
August 1-31	$0.095833	June 15, 2022	September 26, 2022
September 1-30	$0.095833	June 15, 2022	October 25, 2022
October 1-31	$0.095833	August 18, 2022	November 23, 2022
November 1-30	$0.095833	August 18, 2022	December 23, 2022
December 1-31	$0.095833	August 18, 2022	January 25, 2023

2023
January 1-31	$0.095833	November 7, 2022	February 24, 2023
February 1-28	$0.095833	November 7, 2022	March 24, 2023
March 1-31	$0.095833	November 7, 2022	April 25, 2023
April 1-30	$0.095833	March 9, 2023	May 25, 2023 (1)
May 1-31	$0.095833	March 9, 2023	June 26, 2023 (1)
June 1-30	$0.095833	March 9, 2023	July 25, 2023 (1)
(1)    Reflects the expected payment date since the distribution has not been paid as of the filing date of this Quarterly Report on Form 10-Q.

Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of March 31, 2023, December 31, 2022 and March 31, 2022, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
Number of properties:	(1)	(1)
Industrial, including TIC Interest	29	27	12
Retail	12	12	13
Office	7	7	11
Total operating properties and properties held for sale	48	46	36

Leasable square feet:
Industrial	2,744,979	2,541,792	1,450,193
Retail	230,176	230,176	234,029
Office	401,291	401,291	625,352
Total	3,376,446	3,173,259	2,309,574
(1)    Includes one office property held for sale as of March 31, 2023 and December 31, 2022.
Acquisitions of Real Estate Investments
We acquired two properties during each of the three months ended March 31, 2023 and 2022 as follows:

Property	Location	Property Type	Area (Square Feet)	Lease Term (Years)	Annual Rent Increase	Acquisition Price	Initial Cap Rate
2023
Plastic Products	Princeton, MN	Industrial	148,012	5.8	3.0%	$6,368,776	7.5%
Stealth Manufacturing	Savage, MN	Industrial	55,988	20	2.5%	5,500,000	7.7%
			204,000			$11,868,776
2022
KIA/Trophy of Carson	Carson, CA	Retail	72,623	25	2.0%	$69,275,000	5.7%
Kalera	Saint Paul, MN	Industrial	78,857	20	2.5%	8,079,000	7.0%
			151,480			$77,354,000
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

Sales of Real Estate Investments
There were no dispositions during the three months ended March 31, 2023. We completed four dispositions during the three months ended March 31, 2022 as follows:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sales Price	Net Proceeds
2022
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$—	(1)
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	—	(1)
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	11,892,305	(1)
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	5,012,724
				226,484	$40,000,000	$16,905,029
(1)    Combined net proceeds for the February 11, 2022 disposition are net of commissions, closing costs and repayment of the outstanding mortgages.
New and Extension of Lease
Effective December 31, 2022, we and Sutter Health agreed to the early termination of the Sutter Health lease. The property was then leased to the State of California's Office of Emergency Services (“OES”) effective January 4, 2023 for 12 years through December 31, 2034, with a purchase option which OES can exercise any time from May 1, 2024 through December 31, 2026 and an early termination option which OES can exercise any time on or after December 31, 2028.
On January 23, 2023, we executed a lease extension for the property leased to Solar Turbines for an additional two years through July 31, 2025 with a 14.0% increase in rent effective August 1, 2023 and a 3.0% increase in rent effective August 1, 2024. This is the third lease extension executed by Solar Turbines, which has occupied our property located in San Diego, California since 2008.
Effective April 18, 2023, we extended the lease term of our Levins property located in Sacramento, California from September 1, 2023 to December 31, 2024 with a 69.0% increase in annual rent from $4.14 per square foot to $7.00 per square foot commencing September 1, 2023.
We are continuing to explore potential lease extensions for certain of our other properties.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of March 31, 2023 and December 31, 2022, we had obligations to pay $1,776,652 and $1,789,027, respectively, for on-site and tenant improvements to be incurred by tenants. We expect that the related improvements will be completed during the 2023 calendar year and will be funded from cash on hand, operating cash flow or borrowings under our Revolver.
In addition, we have identified approximately $851,000 of roof and HVAC replacement, elevator upgrades and paving replacement, sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months. Approximately $41,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. We will initially pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $810,000 are not recoverable from tenants. These improvements will be funded from cash on hand, operating cash flows, or borrowings under our Credit Facility.

Recent Market Conditions
There are continuing significant uncertainties in the market in which we operate related to supply chain disruptions, inflation and increases in interest rates, along with negative impacts associated with the ongoing Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia. Volatility in stock and bond markets and particularly the rapid rise in yields on U.S. Treasury securities during 2022, and the ripple effect of the recent bank failures, may negatively impact our operating results, liquidity and sources of borrowings.
In addition, although the impacts of the COVID-19 pandemic on the economy appear to have diminished and the general commercial real estate market appears to be recovering from such impacts, the COVID-19 pandemic has resulted in significant disruptions in utilization of office properties and expected negative impacts regarding how tenants of office properties will respond when their leases are scheduled to expire.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. We have one office lease scheduled to expire in the next 12 months, with 87,230 leasable square feet and representing approximately 4.0% of ABR as of March 31, 2023. As tenants, particularly in office properties, reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, they may determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We successfully negotiated lease extensions for five properties during 2022 and the first four months of 2023; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, recent bank failures, the prolonged impacts of the COVID-19 pandemic on office properties, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. In January 2022, we refinanced all but four of our properties (including the TIC Interest) with proceeds from our Credit Facility which includes floating rates based on SOFR and our leverage ratio as described above. The mortgage on our Rancho Cordova, California property which is leased to OES does not mature until March 9, 2024 and the other three mortgages do not mature until after September 2027. All four of these mortgages are at fixed rates. As a result of the interest rate swap agreements entered into during 2022, 100% of our indebtedness as of April 30, 2023 holds a fixed interest rate. The weighted average interest rate on the total debt outstanding of $294.4 million as of April 30, 2023 was 4.4% based on our 40% leverage ratio as of March 31, 2023.The acquisitions completed during the second quarter of 2023 are expected to increase consolidated leverage to approximately 48% as of June 30, 2023, which would increase the weighted average interest rate to 4.5%. Our Revolver does not mature until January 18, 2026 and can be extended for an additional 12 months thereafter, and our Term Loan does not mature until January 18, 2027. On October 21, 2022, our Credit Facility was increased to $400,000,000 and is now comprised of a $150,000,000 Revolver and a $250,000,000 Term Loan. Our Credit Facility includes an updated accordion option that allows us to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000.
Any future uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. If we are not able to refinance our indebtedness on attractive terms, or at all, at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions can change quickly, potentially negatively impacting the value of real estate investments.
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

If we fail to maintain our qualification as a REIT in any taxable year, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income or loss and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to continue to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying unaudited condensed consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 13, 2023. There have been no significant changes to our policies during the three months ended March 31, 2023.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to our accompanying unaudited condensed consolidated financial statements for discussion of commitment and contingencies).
Related-Party Transactions and Agreements
See Note 9 to our accompanying unaudited condensed consolidated financial statements for details of the various related-party transactions and agreements.
Subsequent Events
See Note 13 to our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to March 31, 2023 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of March 31, 2023.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2023, were not effective because of the material weakness in internal control over financial reporting described below.
Notwithstanding this material weakness, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.
Material Weakness in Internal Control over Financial Reporting
In the course of reviewing the immaterial error corrections described in Note 2 to the condensed consolidated financial statements regarding corrections made during the first quarter of 2023 related to (i) accounting for property taxes paid directly by tenants to taxing authorities on a net basis as of and for the years ended December 31, 2022 and 2021, inclusive of the interim periods therein, and (ii) corrections made during the fourth quarter of 2022 related to the classification of straight-line rent receivable write-offs associated with real estate investment sales for the years ended December 31, 2022 and 2021, inclusive of the interim periods therein, we concluded that the combination of the two immaterial error corrections constituted a material weakness as of December 31, 2022 in the Company’s ability to properly identify and evaluate applicable accounting standards involved with non-recurring transactions and recent accounting pronouncements.
The corrections did not affect net loss or net loss per share during the years ended December 31, 2022 and 2021 as previously reported in the consolidated statement of operations. The corrections also did not affect non-GAAP measures AFFO and EBITDA.
Remediation Plan
Management will enhance the Company’s internal control environment by refining policies and procedures to utilize additional qualified consultants, when necessary, to assist the Company in addressing non-recurring transactions and new applicable accounting pronouncements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company will implement the Remediation Plan to correct the material control weakness described above.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 10 to our accompanying unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 13, 2023.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2023, we issued an aggregate of 7,761 shares of Class C common stock to non-employee members of the Board for their service as Board members during the third quarter of 2023. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
Our Stock Repurchases
On December 21, 2022, our Board authorized up to $15,000,000 in repurchases of our outstanding shares of Class C common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023. Repurchases made pursuant to the 2023 SRP will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The 2023 SRP may be suspended or discontinued at any time. From January 1, 2023 to March 31, 2023, we repurchased a total of 4,465 shares of our Class C common stock for a total of $49,682 under this share repurchase program for an average cost of $11.13 per share.
The following table summarizes our repurchase activity under the 2023 SRP for our Class C common stock for the three months ended March 31, 2023.

Period	Total Number of Shares Repurchased During the Quarter	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Repurchased Under the Plans or Programs
January 1-31, 2023	699	$12.34	699	$14,991,373
February 1-28, 2023	—	$—	—	$14,991,373
March 1-31, 2023	3,766	$10.90	3,766	$14,950,317
Total	4,465	$11.13	4,465
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Second Amended and Restated Bylaws of Modiv Inc. (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

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
Date: May 16, 2023