Form 10-Q
period 2023-06-30
Modiv Industrial, Inc.
filed 2023-08-14
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
Commission file number: 001-40814
MODIV INDUSTRIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-4156046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 S. Virginia Street, Suite 800, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)
(888) 686-6348
(Registrant’s telephone number, including area code)

Modiv Inc.
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 7,544,609 shares of Class C common stock outstanding.

MODIV INDUSTRIAL, INC.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Real estate investments:
Land	$105,646,718	$103,657,237
Buildings and improvements	376,619,602	329,867,099
Equipment	4,429,000	4,429,000
Tenant origination and absorption costs	16,393,977	19,499,749
Total investments in real estate property	503,089,297	457,453,085
Accumulated depreciation and amortization	(44,974,782)	(46,752,322)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	458,114,515	410,700,763
Unconsolidated investment in a real estate property	10,011,347	10,007,420
Total real estate investments, net, excluding real estate investments held for sale, net	468,125,862	420,708,183
Real estate investments held for sale, net	47,169,589	5,255,725
Total real estate investments, net	515,295,451	425,963,908
Cash and cash equivalents	9,912,110	8,608,649
Tenant receivables	9,468,576	7,263,202
Above-market lease intangibles, net	1,351,949	1,850,756
Prepaid expenses and other assets	5,430,520	6,100,937
Interest rate swap derivatives	5,613,847	4,629,702
Other assets related to real estate investments held for sale	2,337,517	12,765
Total assets	$549,409,970	$454,429,919
Liabilities and Equity
Mortgage notes payable, net	$44,243,807	$44,435,556
Credit facility revolver	—	3,000,000
Credit facility term loan, net	248,263,340	148,018,164
Accounts payable, accrued and other liabilities	7,015,513	7,649,806
Below-market lease intangibles, net	9,328,801	9,675,686
Interest rate swap derivatives	—	498,866
Liabilities related to real estate investments held for sale	465,252	117,881
Total liabilities	309,316,713	213,395,959

Commitments and contingencies (Note 10)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of June 30, 2023 and December 31, 2022	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 7,874,502 shares issued and 7,530,992 shares outstanding as of June 30, 2023 and 7,762,506 shares issued and 7,512,353 shares outstanding as of December 31, 2022	7,875	7,762
Additional paid-in-capital	280,815,445	278,339,020
Treasury stock, at cost, 343,510 shares and 250,153 shares held as of June 30, 2023 and December 31, 2022, respectively	(5,290,780)	(4,161,618)
Cumulative distributions and net losses	(123,895,028)	(117,938,876)
Accumulated other comprehensive income	3,080,694	3,502,616
Total Modiv Industrial, Inc. equity	154,720,206	159,750,904
Noncontrolling interests in the Operating Partnership	85,373,051	81,283,056
Total equity	240,093,257	241,033,960
Total liabilities and equity	$549,409,970	$454,429,919
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental income	$11,836,563	$10,144,478	$22,147,745	$19,714,091

Operating expenses:
General and administrative	1,597,776	1,615,182	3,505,831	3,721,365
Stock compensation expense	660,170	679,747	1,320,339	1,191,612
Depreciation and amortization	3,956,334	3,682,681	7,228,394	6,983,173
Property expenses	1,527,868	1,434,215	3,234,712	3,594,080
Impairment of real estate investment property	—	—	3,499,438	—
Impairment of goodwill	—	—	—	17,320,857
Total operating expenses	7,742,148	7,411,825	18,788,714	32,811,087

Gain on sale of real estate investments	—	720,071	—	7,595,157
Operating income (loss)	4,094,415	3,452,724	3,359,031	(5,501,839)

Other income (expense):
Interest income	216,841	1,763	270,535	15,198
Interest expense, net of derivative settlements and unrealized gain on interest rate swaps	179,931	(1,197,154)	(3,838,861)	(2,765,329)
Income from unconsolidated investment in a real estate property	72,773	66,868	128,340	162,332
Loss on early extinguishment of debt	—	—	—	(1,725,318)
Other	65,993	66,143	131,987	132,136
Other income (expense), net	535,538	(1,062,380)	(3,307,999)	(4,180,981)

Net income (loss)	4,629,953	2,390,344	51,032	(9,682,820)
Less: net (income) loss attributable to noncontrolling interest in Operating Partnership	(649,643)	(219,214)	166,556	1,708,815
Net income (loss) attributable to Modiv Industrial, Inc.	3,980,310	2,171,130	217,588	(7,974,005)
Preferred stock dividends	(921,875)	(921,875)	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders	$3,058,435	$1,249,255	$(1,626,162)	$(9,817,755)

Net income (loss) per share attributable to common stockholders:
Basic	$0.41	$0.17	$(0.22)	$(1.31)
Diluted	$0.35	$0.14	$(0.22)	$(1.31)
Weighted-average number of common shares outstanding:
Basic	7,532,106	7,478,973	7,532,080	7,505,673
Diluted	10,638,311	10,221,490	7,532,080	7,505,673

Distributions declared per common share	$0.2875	$0.2875	$0.5750	$0.6750
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$4,629,953	$2,390,344	$51,032	$(9,682,820)
Other comprehensive loss: cash flow adjustment
Add: Amortization of unrealized holding gain on interest rate swap	253,093	—	503,404	—
Comprehensive income (loss)	4,883,046	2,390,344	554,436	(9,682,820)

Net (income) loss attributable to noncontrolling interest in Operating Partnership	(649,643)	(219,214)	166,556	1,708,815
Other comprehensive loss attributable to noncontrolling interest in Operating Partnership: cash flow adjustment
Add: Amortization of unrealized holding gain on interest rate swap	44,341	—	81,482	—
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(605,302)	(219,214)	248,038	1,708,815

Comprehensive income (loss) attributable to Modiv Industrial, Inc.	$4,277,744	$2,171,130	$802,474	$(7,974,005)
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Equity
Three Months Ended June 30, 2023 and 2022
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net (Losses) Income	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, March 31, 2023	2,000,000	$2,000	7,822,940	$7,823	$279,565,984	(254,618)	$(4,211,300)	$(124,790,431)	$3,289,446	$153,863,522	$80,052,419	$233,915,941
Issuance of common stock - distribution reinvestments	—	—	46,062	46	589,297	—	—	—	—	589,343	—	589,343
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	—	5,175,285	5,175,285
Stock compensation expense	—	—	5,500	6	82,494	—	—	—	—	82,500	—	82,500
OP Units compensation expense	—	—	—	—	577,670	—	—	—	—	577,670	—	577,670
Repurchase of common stock	—	—	—	—	—	(88,892)	(1,079,480)	—	—	(1,079,480)	—	(1,079,480)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Distributions declared, common stock	—	—	—	—	—	—	—	(2,163,032)	—	(2,163,032)	—	(2,163,032)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(459,955)	(459,955)
Net income	—	—	—	—	—	—	—	3,980,310	—	3,980,310	649,643	4,629,953
Amortization of unrealized holding gain on interest rate swap	—	—	—	—	—	—	—	—	(208,752)	(208,752)	(44,341)	(253,093)
Balance, June 30, 2023	2,000,000	$2,000	7,874,502	$7,875	$280,815,445	(343,510)	$(5,290,780)	$(123,895,028)	$3,080,694	$154,720,206	$85,373,051	$240,093,257

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net (Losses) Income	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, March 31, 2022	2,000,000	$2,000	7,601,081	$7,601	$275,371,078	(50,863)	$(852,721)	$(115,598,562)	$158,929,396	$81,107,213	$240,036,609
Issuance of common stock -distribution reinvestments	—	—	42,911	43	711,180	—	—	—	711,223	—	711,223
OP Units compensation expense	—	—	—	—	597,247	—	—	—	597,247	—	597,247
Offering costs	—	—	—	—	(757,278)	—	—	—	(757,278)	—	(757,278)
Repurchase of common stock	—	—	—	—	—	(136,567)	(2,401,181)	—	(2,401,181)	—	(2,401,181)
Dividend declared - preferred stock	—	—	—	—	—	—	—	(921,875)	(921,875)	—	(921,875)
Distributions declared, common stock	—	—	—	—	—	—	—	(2,142,075)	(2,142,075)	—	(2,142,075)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	(377,296)	(377,296)
Net income	—	—	—	—	—	—	—	2,171,130	2,171,130	219,214	2,390,344
Balance, June 30, 2022	2,000,000	$2,000	7,643,992	$7,644	$275,922,227	(187,430)	$(3,253,902)	$(116,491,382)	$156,186,587	$80,949,131	$237,135,718
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net (Losses) Income	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2022	2,000,000	$2,000	7,762,506	$7,762	$278,339,020	(250,153)	$(4,161,618)	$(117,938,876)	$3,502,616	$159,750,904	$81,283,056	$241,033,960
Issuance of common stock - distribution reinvestments	—	—	98,735	99	1,156,100	—	—	—	—	1,156,199	—	1,156,199
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	—	5,175,285	5,175,285
Stock compensation expense	—	—	13,261	14	164,986	—	—	—	—	165,000	—	165,000
OP Units compensation expense	—	—	—	—	1,155,339	—	—	—	—	1,155,339	—	1,155,339
Repurchase of common stock	—	—	—	—	—	(93,357)	(1,129,162)	—	—	(1,129,162)	—	(1,129,162)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(1,843,750)	—	(1,843,750)	—	(1,843,750)
Distributions declared, common stock	—	—	—	—	—	—	—	(4,329,990)	—	(4,329,990)	—	(4,329,990)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(837,252)	(837,252)
Net income (loss)	—	—	—	—	—	—	—	217,588	—	217,588	(166,556)	51,032
Amortization of unrealized holding gain on interest rate swap	—	—	—	—	—	—	—	—	(421,922)	(421,922)	(81,482)	(503,404)
Balance, June 30, 2023	2,000,000	$2,000	7,874,502	$7,875	$280,815,445	(343,510)	$(5,290,780)	$(123,895,028)	$3,080,694	$154,720,206	$85,373,051	$240,093,257

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2021	2,000,000	$2,000	7,490,404	$7,491	$273,441,831	—	$—	$(101,624,430)	$171,826,892	$50,603,000	$222,429,892
Issuance of common stock -distribution reinvestments	—	—	108,989	109	2,203,518	—	—	—	2,203,627	—	2,203,627
Listed offering of common stock, net	—	—	40,000	40	114,460	—	—	—	114,500	—	114,500
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	32,809,551	32,809,551
Stock compensation expense	—	—	4,599	4	82,496	—	—	—	82,500	—	82,500
OP Units compensation expense	—	—	—	—	1,026,612	—	—	—	1,026,612	—	1,026,612
Offering costs	—	—	—	—	(946,690)	—	—	—	(946,690)	—	(946,690)
Repurchase of common stock	—	—	—	—	—	(187,430)	(3,253,902)	—	(3,253,902)	—	(3,253,902)
Dividend declared - preferred stock	—	—	—	—	—	—	—	(1,843,750)	(1,843,750)	—	(1,843,750)
Distributions declared, common stock	—	—	—	—	—	—	—	(5,049,197)	(5,049,197)	—	(5,049,197)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	(754,605)	(754,606)
Net loss	—	—	—	—	—	—	—	(7,974,005)	(7,974,005)	(1,708,815)	(9,682,820)
Balance, June 30, 2022	2,000,000	$2,000	7,643,992	$7,644	$275,922,227	(187,430)	$(3,253,902)	$(116,491,382)	$156,186,587	$80,949,131	$237,135,718
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$51,032	$(9,682,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,228,394	6,983,173
Stock compensation expense	1,320,339	1,191,612
Amortization of deferred rents	(2,755,717)	(809,558)
Amortization of deferred lease incentives	177,140	147,049
Write-offs and amortization of deferred financing costs and premium/discount	390,426	1,368,507
Amortization of (below) above market lease intangibles, net	(392,184)	(647,973)
Impairment of real estate investment property	3,499,438	—
Impairment of goodwill	—	17,320,857
Gain on sale of real estate investments	—	(7,595,157)
Unrealized gain on interest rate swap valuation	(1,986,415)	(589,997)
Write-off of unrealized gain on interest rate swaps	—	(788,016)
Income from unconsolidated investment in a real estate property	(128,340)	(162,332)
Distributions from unconsolidated investment in a real estate property	124,414	147,153
Change in operating assets and liabilities:
Increase in tenant receivables	(81,200)	(1,356,969)
Decrease in prepaid and other assets	144,778	572,422
Decrease in accounts payable, accrued and other liabilities	(302,997)	(1,021,479)
Net cash provided by operating activities	7,289,108	5,076,472

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(93,757,187)	(99,691,164)
Additions to existing real estate investments	(421,576)	(1,546,131)
Collection of note receivable from early termination of lease	—	390,000
Net proceeds from sale of real estate investments	—	45,257,181
Purchase deposits, net	(1,687,800)	(730,780)
Payment of lease incentives	(10,815)	(2,100,000)
Net cash used in investing activities	(95,877,378)	(58,420,894)

Cash Flows from Financing Activities:
Borrowings from credit facility term loan	100,000,000	150,000,000
Repayments of credit facility revolver, net	(3,000,000)	(1,247,000)
Principal payments on mortgage notes payable	(153,653)	(130,361,583)
Payments of deferred financing costs	—	(2,186,468)
Proceeds from listed offering of common stock, net	—	114,500
Payments of offering costs	—	(946,690)
Repurchases of common stock	(1,129,162)	(3,253,902)
Dividends paid to preferred stockholders	(1,843,750)	(1,987,153)
Distributions paid to common stockholders	(3,172,005)	(2,860,513)
Distributions paid to Class C OP Units holders	(809,699)	(628,840)
Net cash provided by financing activities	89,891,731	6,642,351
Net increase (decrease) in cash and cash equivalents	1,303,461	(46,702,071)
Cash and cash equivalents, beginning of period	8,608,649	58,407,520
Cash and cash equivalents, end of period	$9,912,110	$11,705,449

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,148,297	$2,874,272

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Class C OP Units in the acquisition of a real estate investment	$5,175,284	$32,809,550
Reinvested distributions from common stockholders	$1,161,894	$2,203,627
Unpaid real estate improvements	$—	$522,845
Reclassification of tenant improvements from other assets to real estate investments	$—	$73,323
Accrued distributions and dividends	$29,338	$(32,581)
Supplemental disclosure related to changes in real estate investments held for sale, net:
Real estate investments held for sale, net	$41,913,864	$31,510,762
Other assets related to real estate investments held for sale	$2,324,752	$788,296
Mortgage notes payable related to real estate investments held for sale, net	$—	$(21,699,912)
Other liabilities related to real estate investments held for sale	$347,371	$(383,282)
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Industrial, Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company changed its name from Modiv Inc. to Modiv Industrial, Inc. effective August 11, 2023. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, of which 2,000,000 shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company files its reports with the Securities and Exchange Commission (the “SEC”) as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Company's Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company's Class C common stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022.
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 71% and 73% partnership interest in, the Operating Partnership as of June 30, 2023 and December 31, 2022, respectively. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 11.
As of June 30, 2023, the Company's portfolio of approximately 4.3 million square feet of aggregate leasable space consisted of investments in 56 real estate properties, comprised of: 38 industrial properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), which represent approximately 68% of the portfolio (expressed as a percentage of annual base rent (“ABR”) as of June 30, 2023), 12 retail properties (including 11 classified as held for sale properties), which represent approximately 16% of the portfolio, and six office properties (including three classified as held for sale properties), which represent approximately 16% of the portfolio.
Distribution Reinvestment Plan
On February 15, 2022, the Company's board of directors amended and restated the Company's distribution reinvestment plan (the “Second Amended and Restated DRP”) with respect to the Class C common stock to change the purchase price at which the Class C common stock is issued to stockholders who elect to participate in the Company's distribution reinvestment plan (the “DRP”). The purpose of this change was to reflect the fact that the Company's Class C common stock is now listed on the NYSE and no longer priced based on net asset value (“NAV”) per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C common stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for the Class C common stock issued directly by the Company is 97%, reflecting a 3% discount (or such other discount as may then be in effect) of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C common stock. This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the Market Price.
The purchase price for the Class C common stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C common stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to the Company's transfer agent by DRP participants for each share of Class C common stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022. From February 2022 through June 30, 2023, the Company issued 309,046 shares of Class C common stock under the DRP.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Under the 2022 SRP, the Company repurchased an aggregate of 250,153 shares of its Class C common stock for an aggregate value of $4,161,618 at an average cost of $16.64 per share. Under the 2023 SRP, during the six months ended June 30, 2023, the Company repurchased an aggregate of 93,357 shares of its Class C common stock for an aggregate value of $1,129,162 at an average cost of $12.10 per share.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2023.
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
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience. Actual results may differ from those estimates.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Acquisitions
In accordance with ASC 805, Business Combinations, the Company evaluates each real estate acquisition to determine whether to account for the acquisition as an asset acquisition or a business combination. When it concludes that substantially all of the fair value of the gross asset is concentrated in a single identifiable asset rather than an integrated set of activities and assets, the Company recognizes the acquisition of a real estate asset rather than a business combination, and allocates the acquisition cost to tangible and intangible assets based on their relative fair values.
Revenue Recognition
The Company accounts for leases in accordance with FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU No. 2016-02 (collectively “Topic 842”). As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's accompanying unaudited condensed consolidated statements of operations.
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
Bad Debts and Allowances for Tenant and Deferred Rent Receivables
The Company's determination of the adequacy of its allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection, the Company also may record an allowance under other authoritative GAAP depending upon the Company's evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company's accompanying unaudited condensed consolidated statements of operations.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions during the six months ended June 30, 2022 met these criteria at closing. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying unaudited condensed consolidated statements of operations.
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
Treasury Stock
The Company accounts for repurchased shares of its Class C common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of equity in the Company's accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
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

MODIV INDUSTRIAL, INC.
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
Real Estate Investments Held for Sale
The Company generally considers a real estate investment to be “held for sale” when the following criteria are met as of the balance sheet date: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investments held for sale, net” and “other assets related to real estate investments held for sale,” respectively, in the accompanying unaudited condensed consolidated balance sheets. Other liabilities related to real estate investments held for sale are classified as “liabilities related to real estate investments held for sale” in the accompanying unaudited condensed consolidated balance sheets. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying unaudited condensed consolidated statements of operations.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Derivative Instruments and Hedging Activities
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate debt. The Company does not enter into derivatives for speculative purposes. The Company records derivative instruments at fair value on its accompanying unaudited condensed consolidated balance sheets. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. If the Company elects to designate a derivative in a hedging relationship and the hedging relationship satisfies the criteria necessary to apply hedge accounting, the derivative is designated as a cash flow hedge and the unrealized holding gain or loss on the interest rate swap is presented in comprehensive income (loss) and accumulated other comprehensive income in the Company's accompanying unaudited condensed consolidated balance sheets. If the derivative instrument does not meet the hedge accounting criteria, the change in the fair value of the derivative is recorded as a gain or loss on the interest rate swap and included in interest expense, net of derivative settlements and unrealized gain on interest rate swaps in the Company's accompanying unaudited condensed consolidated statements of operations.
The Company has entered into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate term loan. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Restricted Operating Partnership Unit Awards
Historically, the fair values of the restricted Operating Partnership unit awards issued or granted by the Company were based on an estimated NAV per share (unaudited) of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity prior to the listing of the Company's Class C common stock on the NYSE. The fair value of future grants of restricted Operating Partnership unit awards will be determined based on the NYSE's market closing price of the Company's Class C common stock on the date of grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction and UPREIT Transaction (each as defined and discussed in Note 11) are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's accompanying unaudited condensed consolidated balance sheets and statements of equity. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 11). The Company has elected to record forfeitures as they occur.
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

MODIV INDUSTRIAL, INC.
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
Immaterial Error Corrections
During the first quarter of 2023, management determined that its prior treatment of property taxes in those instances where the Company was responsible for paying property taxes and subsequently seeking tenant reimbursement should be treated differently than those instances where property taxes were paid directly by tenants to taxing authorities. Management determined that property taxes paid directly by tenants to taxing authorities should not have been recorded in the Company’s accompanying unaudited condensed consolidated statements of operations for the prior year periods in accordance with ASU 2018-20 “Leases (Topic 842) - Narrow-Scope Improvements for Lessors.” Accordingly, the Company’s accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 reflect an adjustment to reduce rental income and a corresponding reduction in property expenses of $531,670 and $1,136,397, respectively, for such property taxes and the Company's consolidated balance sheet as of December 31, 2022 reflects a reduction in tenant receivables with a corresponding reduction in accounts payable, accrued and other liabilities of $1,596,127. The corrections did not affect net income (loss) or net income (loss) per share for the three and six months ended June 30, 2022 accompanying unaudited condensed consolidated statements of operations.
During the fourth quarter of 2022, management determined that straight-line rents receivable write-offs associated with real estate investments previously sold should be reclassified as a component of the related gain on sale of the real estate investments rather than as an offset to rental income as previously presented in the Company's statements of operations. Accordingly, the Company’s accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 reflect an increase in rental income and a corresponding reduction in the gain on sale of real estate investments of $282,030 and $807,721, respectively. The reclassification did not affect net income (loss) or net income (loss) per share for the three and six months ended June 30, 2022 accompanying unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements
New Accounting Standards Recently Issued or Adopted
There were no new accounting standards recently issued or adopted during the three and six months ended June 30, 2023 that will materially affect or affected the Company's consolidated financial statements or operations.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of June 30, 2023, the Company’s real estate investment portfolio consisted of 56 operating properties located in 18 states comprised of: 38 industrial properties (including the Company's approximate 72.7% TIC Interest in a Santa Clara, California industrial property which is not reflected in the table below but discussed in Note 4), 12 retail properties (including the 11 held for sale properties not reflected in the table below) and six office properties (including the three held for sale properties not reflected in the table below).
The following table provides summary information regarding the Company’s 41 operating properties held for investment and use as of June 30, 2023:

Property Tenant	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Northrop Grumman	Melbourne, FL	3/7/2017	Industrial	$13,608,084	$—	$1,469,737	$(4,244,244)	$10,833,577
Northrop Grumman	Melbourne, FL	6/21/2018	Land	329,410	—	—	—	329,410
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	—	1,013,948	(2,006,386)	10,847,762
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	—	(3,846,315)	23,511,584
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	—	3,037,057	(5,857,614)	11,942,262
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	—	2,894,017	(4,901,205)	32,187,181
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	—	221,927	(772,130)	3,879,187
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	—	408,225	(715,123)	9,365,276
WSP USA	San Diego, CA	12/31/2019	Industrial	9,869,520	—	539,633	(1,269,640)	9,139,513
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,071,143	—	304,387	(958,596)	6,416,934
L3Harris	San Diego, CA	12/31/2019	Industrial	11,690,952	—	662,101	(1,463,070)	10,889,983
EMC Shop (1)	Rocklin, CA	12/31/2019	Industrial	6,357,172	—	464,592	(1,474,375)	5,347,389
Arrow-TruLine	Archbold, OH	12/3/2021	Industrial	11,518,084	—	—	(638,998)	10,879,086
Kalera	Saint Paul, MN	1/31/2022	Industrial	3,690,009	4,429,000	—	(495,740)	7,623,269
Lindsay	Colorado Springs 1, CO	4/19/2022	Industrial	2,311,934	—	—	(70,473)	2,241,461
Lindsay	Colorado Springs 2, CO	4/19/2022	Industrial	3,314,406	—	—	(41,938)	3,272,468
Lindsay	Dacano, CO	4/19/2022	Industrial	6,561,054	—	—	(101,671)	6,459,383
Lindsay	Alachua, FL	4/19/2022	Industrial	8,518,123	—	—	(438,155)	8,079,968
Lindsay	Franklinton, NC	4/19/2022	Industrial	7,181,113	—	—	(193,176)	6,987,937
Lindsay	Canal Fulton 1, OH	4/19/2022	Industrial	11,345,533	—	—	(415,480)	10,930,053
Lindsay	Canal Fulton 2, OH	4/19/2022	Industrial	10,190,942	—	—	(380,675)	9,810,267
Lindsay	Rock Hill, SC	4/19/2022	Industrial	6,555,983	—	—	(203,295)	6,352,688
Lindsay	Gap, PA	4/13/2023	Industrial	16,580,044	—	—	(155,413)	16,424,631
Producto	Endicott, NY	7/15/2022	Industrial	2,362,310	—	—	(74,894)	2,287,416
Producto	Jamestown, NY	7/15/2022	Industrial	3,073,686	—	—	(91,688)	2,981,998
Valtir	Centerville, UT	7/26/2022	Industrial	4,685,355	—	—	(112,231)	4,573,124
Valtir	Orangeburg, SC	7/26/2022	Industrial	4,243,308	—	—	(133,535)	4,109,773
Valtir	Fort Worth, TX	7/26/2022	Industrial	3,278,522	—	—	(59,525)	3,218,997
Valtir	Lima, OH	8/4/2022	Industrial	9,921,943	—	—	(323,528)	9,598,415
Plastic Products	Princeton, MN	1/26/2023	Industrial	6,118,411	—	553,780	(267,875)	6,404,316
Stealth Manufacturing	Savage, MN	3/31/2023	Industrial	5,526,310	—	—	(49,478)	5,476,832
Summit Steel	Reading, PA	4/13/2023	Industrial	11,397,091	—	—	(83,086)	11,314,005
PBC Linear	Roscoe, IL	4/20/2023	Industrial	20,023,978	—	—	(153,451)	19,870,527
Cameron Tool	Lansing, MI	5/3/2023	Industrial	5,776,590	—	—	(28,679)	5,747,911
S.J. Electro Systems	Detroit Lakes, MN	5/5/2023	Industrial	6,314,057	—	—	(23,026)	6,291,031
S.J. Electro Systems	Plymouth, MN	5/5/2023	Industrial	2,225,635	—	—	(11,509)	2,214,126
S.J. Electro Systems	Ashland, OH	5/5/2023	Industrial	7,555,211	—	—	(26,924)	7,528,287
Titan	Alleyton, TX	5/11/2023	Industrial	17,146,503	—	—	(111,460)	17,035,043

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(Operating properties table continued)
Property Tenant	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
KIA/Trophy of Carson	Carson, CA	1/18/2022	Retail	$69,286,444	$—	$118,606	$(1,548,550)	$67,856,500
Costco	Issaquah, WA	12/20/2018	Office	27,585,942	—	2,765,136	(5,950,867)	24,400,211
Solar Turbines	San Diego, CA	12/31/2019	Office	7,162,087	—	324,221	(839,020)	6,647,288
OES (2)	Rancho Cordova, CA	12/31/2019	Office	29,632,580	—	1,616,610	(4,441,744)	26,807,446
				$482,266,320	$4,429,000	$16,393,977	$(44,974,782)	$458,114,515
(1)    On June 29, 2023, the Company entered into a lease with The EMC Shop, LLC (“EMC Shop”) for the property formerly leased to Gap, Inc. The lease term is for 11.5 years through December 31, 2034 and EMC Shop has a purchase option which it can exercise any time through March 31, 2024.
(2)    Effective December 31, 2022, the Company and Sutter Health agreed to the early termination of the Sutter Health lease. The property was then leased to the State of California's Office of Emergency Services (“OES”) effective January 4, 2023 for 12 years through December 31, 2034. OES has a purchase option which OES can exercise any time from May 1, 2024 through December 31, 2026. OES also has an early termination option which OES can exercise any time on or after December 31, 2028 by giving written notice at least 120 days prior to the date of early termination.
Impairment Charge
In March 2023, the Company recorded an impairment charge of $3,499,438 related to its property located in Nashville, Tennessee leased to Cummins Inc. through February 29, 2024. The Company determined that an impairment charge was triggered by expectations of a shortened holding period and estimated the property's fair value based upon current market comparables.
Acquisitions:
Six Months Ended June 30, 2023
During the six months ended June 30, 2023, the Company acquired 10 industrial real estate properties as follows:

Property Tenant	Location	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below- Market Lease Intangibles	Acquisition Price
Plastic Products	Princeton, MN	1/26/2023	$421,997	$5,696,414	$553,780	$(285,139)	$6,387,052
Stealth Manufacturing	Savage, MN	3/31/2023	770,752	4,755,558	—	—	5,526,310
Lindsay	Gap, PA	4/13/2023	2,125,604	14,454,440	—	—	16,580,044
Summit Steel	Reading, PA	4/13/2023	1,517,782	9,879,309	—	—	11,397,091
PBC Linear	Roscoe, IL	4/20/2023	699,198	19,324,780	—	—	20,023,978
Cameron Tool	Lansing, MI	5/03/2023	246,355	5,530,235	—	—	5,776,590
S.J. Electro Systems	Detroit Lakes, MN	5/05/2023	1,736,976	4,577,081	—	—	6,314,057
S.J. Electro Systems	Plymouth, MN	5/05/2023	627,903	1,597,732	—	—	2,225,635
S.J. Electro Systems	Ashland, OH	5/05/2023	251,233	7,303,978	—	—	7,555,211
Titan	Alleyton, TX	5/11/2023	2,056,161	15,090,342	—	—	17,146,503
			$10,453,961	$88,209,869	$553,780	$(285,139)	$98,932,471
In addition, the Company provided a $1,800,000 deposit to fund improvements to the previously acquired Lindsay property in Franklinton, North Carolina.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
During the three and six months ended June 30, 2023, the Company recognized $1,831,121 and $1,946,695, respectively, of total revenue related to the above-acquired properties.
Acquired Properties Lease Expirations:
The noncancellable lease terms of the properties acquired during the six months ended June 30, 2023 are as follows:

Property Tenant	Lease Expiration
Plastic Products	10/31/2028
Stealth Manufacturing	3/31/2043
Lindsay	4/30/2047
Summit Steel	4/30/2043
PBC Linear	4/30/2043
Cameron Tool	5/31/2043
S.J. Electro Systems, for all three properties acquired	5/31/2040
Titan	5/31/2043
Six Months Ended June 30, 2022
During the six months ended June 30, 2022, the Company acquired 10 retail and industrial real estate properties as follows:

Property Tenant	Location	Acquisition Date	Land	Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Acquisition Price
KIA/Trophy of Carson	Carson, CA	1/18/2022	$32,741,781	$36,544,663	$—	$118,606	$69,405,050
Kalera	St. Paul, MN	1/31/2022	562,356	3,127,653	4,429,000	—	8,119,009
Lindsay	Colorado Springs 1, CO	4/19/2022	1,195,178	1,116,756	—	—	2,311,934
Lindsay	Colorado Springs 2, CO	4/19/2022	2,239,465	1,074,941	—	—	3,314,406
Lindsay	Dacono, CO (1)	4/19/2022	2,263,982	3,294,640	—	—	5,558,622
Lindsay	Alachua, FL	4/19/2022	966,192	7,551,931	—	—	8,518,123
Lindsay	Franklinton, NC	4/19/2022	2,843,811	4,337,302	—	—	7,181,113
Lindsay	Fulton 1, OH	4/19/2022	726,877	10,618,656	—	—	11,345,533
Lindsay	Fulton 2, OH	4/19/2022	635,865	9,555,077	—	—	10,190,942
Lindsay	Rock Hill, SC	4/19/2022	2,816,322	3,739,661	—	—	6,555,983
			$46,991,829	$80,961,280	$4,429,000	$118,606	$132,500,715
(1)    As of June 30, 2022, buildings and improvements exclude a non-refundable deposit of $1,330,782 for funding ongoing building construction at the Lindsay property in Dacono, Colorado. This deposit and the remaining deposit of $328,348 as of June 30,2023 are included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets.
During the three and six months ended June 30, 2022, the Company recognized $2,490,498 and $3,631,748, respectively, of total revenue related to the above-acquired properties.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Acquired Properties Lease Expirations:
The noncancellable lease terms of the properties acquired during the six months ended June 30, 2022 are as follows:

Property Tenant	Lease Expiration
KIA/Trophy of Carson	1/17/2047
Kalera (1)	2/28/2042
Lindsay, for all eight properties acquired	4/30/2047
(1)    See Note 9 regarding Kalera’s pending business sale in connection with its Chapter 11 bankruptcy proceeding.
Dispositions:
Six Months Ended June 30, 2023 and 2022
There were no properties sold during the six months ended June 30, 2023.
During the six months ended June 30, 2022, the Company sold five real estate properties as follows:

Property Tenant	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale	Net Proceeds
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$28,595	$—	(1)
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	1,890,624	—	(1)
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	87,480	11,892,305	(1)
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	4,868,387	5,012,724
EMCOR	Cincinnati, OH	6/29/2022	Office	39,385	6,525,000	720,071	6,345,642
				265,869	$46,525,000	$7,595,157	$23,250,671
(1)    Combined net proceeds for the February 11, 2022 disposition are net of commissions, closing costs and repayment of the outstanding mortgages.
Asset Concentration:
As of June 30, 2023 and December 31, 2022, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	June 30, 2023		December 31, 2022
Property Tenant and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA, Carson, CA	$67,856,500	12.4%	$68,387,431	15.0%
Lindsay, nine properties acquired in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	70,558,856	12.8%	54,661,221	12.0%
Total	$138,415,356	25.2%	$123,048,652	27.0%

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Rental Income Concentration:
During the three and six months ended June 30, 2023 and 2022, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Three Months Ended June 30,
	2023		2022
Property Tenant and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
KIA, Carson, CA	$1,298,205	11.0%	$1,341,536	13.2%
Lindsay, nine properties acquired in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$1,609,584	13.6%	(1)	(1)

	Six Months Ended June 30,
	2023		2022
Property Tenant and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
KIA, Carson, CA	$2,590,056	11.7%	$2,359,781	12.0%
Lindsay, nine properties acquired in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$2,822,448	12.7%	(1)	(1)
(1)    The Lindsay properties represented the source of greater than 10% of total rental income during the three and six months ended June 30, 2023 but not the three and six months ended June 30, 2022 since the Lindsay properties were acquired on April 19, 2022.
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
On June 29, 2023, the Company leased its property in Rocklin, California (the “Rocklin Property”), which was previously leased to Gap, Inc., to EMC Shop for an initial base annual rent of $441,210, which will be adjusted to fair market value annually beginning on July 1, 2024 for increases only. The lease term is 11.5 years through December 31, 2034. The lease includes a purchase option which EMC Shop can exercise any time through March 31, 2024. EMC Shop is engaged with consultants and other engineers involved in frontline experimentation of electromagnetic effects on emerging technologies. An ISO 17025 accredited company and registered government contractor, EMC Shop manufactures and stocks solutions including non-conductive tables, preamplifiers, line impedance stabilization networks, antenna measurements, automotive radar, and millimeter wave solutions for 5G testing. Its calibration laboratories includes three areas: electrostatic discharge, radio frequency and conducted immunity/susceptibility.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of June 30, 2023, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed though the date of this report, if any, are as follows:

July through December 2023	$20,184,537
2024	40,651,896
2025	39,604,759
2026	36,173,918
2027	34,762,044
Thereafter	494,897,231
$666,274,385
Intangible Assets, Net Related to the Company's Real Estate
As of June 30, 2023 and December 31, 2022, intangible assets, net related to the Company's real estate were as follows:

	June 30, 2023			December 31, 2022
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$16,393,977	$1,586,015	$(14,860,880)	$19,499,749	$2,485,510	$(14,378,808)
Accumulated amortization	(10,767,795)	(234,066)	5,532,079	(12,722,558)	(634,754)	4,703,122
Net	$5,626,182	$1,351,949	$(9,328,801)	$6,777,191	$1,850,756	$(9,675,686)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 10.7 years as of June 30, 2023.
As of June 30, 2023, the amortization of intangible assets for the remaining six months of the current year ending December 31, 2023 and for each of the next four years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
July through December 2023	$532,584	$37,990	$(460,198)
2024	1,022,678	73,999	(920,395)
2025	822,121	70,712	(920,395)
2026	476,147	54,278	(920,395)
2027	459,475	54,278	(920,395)
Thereafter	2,313,177	1,060,692	(5,187,023)
	$5,626,182	$1,351,949	$(9,328,801)

Weighted-average remaining amortization period	8.7 years	23.3 years	10.3 years

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Investments Held For Sale
As of June 30, 2023, the Company classified the following 14 real estate investment properties as held for sale:

Property Tenant	Location	Property Type
Dollar General	Litchfield, ME	Retail
Dollar General	Wilton, ME	Retail
Dollar General	Thompsontown, PA	Retail
Dollar General	Mt. Gilead, OH	Retail
Dollar General	Lakeside, OH	Retail
Dollar General	Castalia, OH	Retail
Dollar General	Bakersfield, CA	Retail
Dollar General	Big Spring, TX	Retail
Dollar Tree	Morrow, GA	Retail
PreK Education	San Antonio, TX	Retail
Walgreens	Santa Maria, CA	Retail
exp US Services	Maitland, FL	Office
GSA (MSHA)	Vacaville, CA	Office
Cummins	Nashville, TN	Office
In May 2023, the Company listed the Nashville, Tennessee property leased to Cummins for sale with a national real estate broker with the intent to sell the property within the next 12 months. However, the Company can provide no assurance that such sale will occur in that timeframe, or at all.
On June 21, 2023, the Company entered into a letter of intent to sell all of the properties listed above, except for the Cummins property, to Generation Income Properties, Inc. (NASDAQ: GIPR) for $42,000,000 comprised of $30,000,000 in cash and $12,000,000 of GIPR’s newly created Series A Redeemable Preferred Stock. On August 10, 2023, a purchase and sale agreement (“PSA”) was executed, and the sale closed.
The Company’s Rocklin Property formerly leased to Gap, Inc. through February 28, 2023 was the only property held for sale as of December 31, 2022, and was reclassified as held for investment and use during the second quarter of 2023 (see discussion in Change in Plan of Sale below for more details).
Change in Plan of Sale
On December 29, 2022, the Company entered into a PSA to sell the Rocklin Property for $5,466,960. The Company recorded an impairment of investment in real estate property of $2,080,727 for the year ended December 31, 2022 based on the expected net proceeds from a sale of the property compared to the property's net book value (“NBV”), reclassified the property’s adjusted NBV of $5,255,725 to real estate held for sale as of December 31, 2022 and suspended recording depreciation for the property as of that date. During the first four months of 2023, the prospective buyer made non-refundable deposits to the Company totaling $195,000 in exchange for various extensions to the PSA through May 31, 2023. Following the prospective buyer’s delay in obtaining financing for a purchase of the property, the Company entered into a lease for the property with an affiliate of the prospective buyer on June 29, 2023 and reclassified the Rocklin Property to real estate investment held for investment and use. The lease agreement includes an option for the tenant to purchase the property for $5,466,960 which expires on March 31, 2024.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
At the time of the decision to reclassify the property to real estate investment held for investment and use in June 2023, the adjusted carrying value of the property would have been $5,238,050 if continuously depreciated since December 31, 2022. The estimated fair value of the property as of the June 2023 determination was $5,420,000, based on management’s value for the property in the December 31, 2022 net asset value analysis (the most recent valuation).
As provided by ASC 360-10, since the adjusted carrying value of the property was lower than its fair value of $5,420,000, the Company recorded the property at its adjusted carrying value of $5,238,050 as of June 30, 2023. The recording of the property at its adjusted carrying value resulted in an adjustment to reduce the carrying value of the property by $17,675 during the three months ended June 30, 2023. In addition, the Company capitalized a leasing commission of $109,339 related to the new lease as of June 30, 2023.
The following table summarizes the major components of assets and liabilities related to the real estate investments held for sale as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Assets related to real estate investments held for sale:
Land, buildings and improvements	$53,061,881	$6,357,172
Tenant origination and absorption costs	5,055,575	355,252
Accumulated depreciation and amortization	(10,947,867)	(1,456,699)
Real estate investments held for sale, net	47,169,589	5,255,725
Other assets, net	2,337,517	12,765
Total assets related to real estate investments held for sale:	$49,507,106	$5,268,490

Liabilities related to real estate investments held for sale:
Other liabilities, net	$465,252	$117,881
Total liabilities related to real estate investments held for sale:	$465,252	$117,881
NOTE 4. UNCONSOLIDATED INVESTMENT IN REAL ESTATE PROPERTY
The Company’s investment in unconsolidated property as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
The TIC Interest	$10,011,347	$10,007,420
The Company’s income from investment in unconsolidated property for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
The TIC Interest	$72,774	$66,868	$128,340	$162,332

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% interest in a 91,740 square foot industrial property in Santa Clara, California in a tenants-in-common ownership structure which requires a unanimous vote for significant decisions about the property. The remaining approximate 27.3% of undivided interest in the Santa Clara property is held by Hagg Lane II, LLC (an approximate 23.4% interest) and Hagg Lane III, LLC (an approximate 3.9% interest). The manager of both Hagg Lane II, LLC and Hagg Lane III, LLC was a member of the Company's board of directors from December 2019 to December 2021. The interest in the Santa Clara property over which the Company has the ability to exercise significant influence, but for which the Company does not have financial or operating control is accounted for using the equity method of accounting. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations for this property.
During the three months ended June 30, 2023 and 2022, the Company received $58,718 and $51,786 in cash distributions, respectively, and received cash distributions of $124,414 and $147,153 during the six months ended June 30, 2023 and 2022, respectively.
The following is summarized financial information for the Santa Clara property as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022:

	June 30, 2023	December 31, 2022
Assets:
Real estate investments, net	$29,042,413	$29,294,081
Cash and cash equivalents	679,755	300,405
Other assets	1,370	43,159
Total assets	$29,723,538	$29,637,645
Liabilities:
Mortgage note payable, net	$12,790,723	$12,936,929
Below-market lease, net	2,441,006	2,514,199
Other liabilities	722,937	424,662
Total liabilities	15,954,666	15,875,790
Total equity	13,768,872	13,761,855
Total liabilities and equity	$29,723,538	$29,637,645

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$677,049	$676,780	$1,343,195	$1,391,758
Expenses:
Depreciation and amortization	255,906	261,956	522,958	523,912
Interest expense	131,938	134,968	263,263	269,262
Other expenses	189,118	187,890	378,847	375,324
Total expenses	576,962	584,814	1,165,068	1,168,498
Net income	$100,087	$91,966	$178,127	$223,260

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 5. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables, Net
As of June 30, 2023 and December 31, 2022, tenant receivables consisted of the following:

	June 30, 2023	December 31, 2022
Straight-line rent	$9,011,971	$6,607,220
Tenant rent and billed reimbursements	106,352	196,477
Accrued tenant reimbursements	350,253	459,505
Total	$9,468,576	$7,263,202
Prepaid Expenses and Other Assets
As of June 30, 2023 and December 31, 2022, prepaid expenses and other assets were comprised of the following:

	June 30, 2023	December 31, 2022
Deferred tenant allowance	$543,753	$2,564,806
Prepaid expenses and other assets (1)	3,954,759	2,420,777
Deferred financing costs on credit facility revolver	932,008	1,115,354
Total	$5,430,520	$6,100,937
(1)    The balance as of June 30, 2023 includes deposits of $1,800,000 for improvements to be made to the Lindsay property in Franklinton, North Carolina and $328,348 for completion of ongoing improvements to the Lindsay property in Dacono, Colorado. The balance as of December 31, 2022 includes a deposit of $440,548 for completion of ongoing improvements to the Lindsay property in Dacono, Colorado.
Accounts Payable, Accrued and Other Liabilities
As of June 30, 2023 and December 31, 2022, accounts payable, accrued and other liabilities were comprised of the following:

	June 30, 2023	December 31, 2022
Accounts payable	$470,258	$1,001,411
Accrued expenses	1,924,881	2,163,821
Accrued distributions and dividends	1,797,407	1,768,068
Accrued interest payable	344,764	285,392
Unearned rent	1,927,961	1,870,057
Lease incentive obligation	550,242	561,057
Total	$7,015,513	$7,649,806

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 6. DEBT
The breakdown of debt as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Mortgage notes payable, net	$44,243,807	$44,435,556
Credit facility:
Revolver	—	3,000,000
Term loan, net	248,263,340	148,018,164
Total	$292,507,147	$195,453,720
Mortgage Notes Payable, Net
As of June 30, 2023 and December 31, 2022, the Company’s mortgage notes payable consisted of the following:

Collateral	2023 Principal Amount	2022 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity
Costco property	$18,850,000	$18,850,000	4.85%	4.85%	1/01/2030
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	3.85%	11/01/2029
OES property	13,161,357	13,315,009	4.50%	4.50%	3/09/2024
Total mortgage notes payable	44,361,357	44,515,009
Plus unamortized mortgage premium, net (3)	66,679	119,245
Less unamortized deferred financing costs	(184,229)	(198,698)
Mortgage notes payable, net	$44,243,807	$44,435,556
(1)Contractual interest rate represents the interest rate in effect under the mortgage note payable as of June 30, 2023 for the three mortgages that were not refinanced through a drawdown from the Credit Facility (defined and discussed below) with KeyBank National Association (“KeyBank”) in January 2022 given their prepayment penalties.
(2)Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2023 and December 31, 2022 consisting of the contractual interest rate.
(3)Represents unamortized net mortgage premium acquired through the merger with Rich Uncles Real Estate Investment Trust I on December 31, 2019.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$44,361,357	$44,243,807	$41,039,641	$44,515,009	$44,435,556	$41,293,644

MODIV INDUSTRIAL, INC.
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
On October 21, 2022, the Company exercised the accordion feature of its Credit Facility and increased the Credit Facility to $400,000,000, comprised of a $150,000,000 Revolver and a $250,000,000 Term Loan. The Credit Facility includes an updated accordion option that allows the Company to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. On December 20, 2022, the Credit Agreement was amended to allow the Company to draw on the additional $100,000,000 Term Loan commitment up to five times between December 20, 2022 and April 19, 2023 in exchange for a quarterly unused fee, which amounted to $8,612 and $101,181 during the three and six months ended June 30, 2023, respectively. The Company drew $20,000,000 and the remaining $80,000,000 of the delayed draw Term Loan during the first and second quarters of 2023, respectively. The maturities for the Company's Revolver and Term Loan remain unchanged with the Revolver’s maturity in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity in January 2027.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company's actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 40% as of March 31, 2023, the spread over the Secured Overnight Financing Rate (‘‘SOFR’’), including a 10-basis point credit adjustment, is 165 basis points for the Revolver and the interest rate on the Revolver was 6.7125% on June 30, 2023; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred total unused fees of $94,791 and $50,047 for the three months ended June 30, 2023 and 2022, respectively, and $188,458 and $72,280 for the six months ended June 30, 2023 and 2022, respectively.
On May 10, 2022, the Company entered into a swap agreement, effective May 31, 2022, to fix SOFR at 2.258% with respect to its original $150,000,000 Term Loan as described in Note 7, which results in a fixed interest rate of 4.058% on the Term Loan based on the Company's leverage ratio of 47% as of June 30, 2023.
On October 26, 2022, the Company entered into a swap agreement, effective November 30, 2022, to fix SOFR at 3.44% with respect to its expanded Term Loan as described in Note 7, which results in a fixed interest rate of 5.240% on the additional $100,000,000 to be borrowed under the Term Loan based on the Company's leverage ratio of 47% as of June 30, 2023.
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
While the Credit Facility allows for borrowings up to 60% of the Company's borrowing base, the Company is targeting leverage of 40% or lower over the long-term once it achieves scale; however, the Company currently has, and may continue to have, higher leverage in the near-term if it identifies attractive acquisition opportunities in advance of completing dispositions or raising additional equity.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Credit Facility Repayments and Drawdowns
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
In April 2023, additional draws aggregating $80,000,000 were made on the additional Term Loan.
See Note 13 for a discussion of draws on the Revolver after June 30, 2023.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of June 30, 2023.
Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of June 30, 2023:

	Mortgage Notes	Credit Facility
	Payable	Revolver	Term Loan	Total
July through December 2023	$160,349	$—	$—	$160,349
2024	13,270,624	—	—	13,270,624
2025	543,886	—	—	543,886
2026	568,369	—	—	568,369
2027	593,972	—	250,000,000	250,593,972
Thereafter	29,224,157	—	—	29,224,157
Total principal	44,361,357	—	250,000,000	294,361,357
Plus unamortized mortgage premium, net	66,679	—	—	66,679
Less deferred financing costs	(184,229)	—	(1,736,660)	(1,920,889)
Net principal	$44,243,807	$—	$248,263,340	$292,507,147

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Interest Expense, Net of Derivative Settlements and Unrealized Gain on Interest Rate Swaps
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized gain on interest rate swaps for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mortgage notes payable:
Interest expense	$471,092	$460,886	$943,032	$1,273,605
Amortization of deferred financing costs	7,235	7,235	14,470	14,459
Credit facility:
Interest expense	3,997,972	1,098,435	6,386,908	1,666,432
Unused commitment fees	103,403	—	289,639	22,233
Derivative cash settlements (1)	(1,401,716)	—	(2,475,801)	—
Amortization of deferred financing costs	214,261	120,830	428,522	221,520
Unrealized gain on interest rate swap valuation for first swap (2)	(1,639,768)	(589,997)	(495,750)	(589,997)
Amortization of interest rate swap valuation (2)	(253,092)	—	(503,403)	—
Unrealized gain on interest rate swap valuation for second swap (3)	(1,815,737)	—	(987,262)	—
Other	136,419	99,765	238,506	157,077
Interest expense, net	$(179,931)	$1,197,154	$3,838,861	$2,765,329
(1)    The Company entered into two swap transaction instruments for (i) its original $150,000,000 Credit Facility Term Loan (first swap) effective May 31, 2022 and (ii) its additional $100,000,000 Term Loan commitment (second swap) effective November 30, 2022, as described in detail in Note 7.
(2)    Due to the Company's $150,000,000 derivative instrument's failure to qualify as a cash flow hedge because it was deemed ineffective for the three and six months ended June 30, 2023 as described in Note 7, the $1,639,768 and $495,750 changes in the swap valuation for the three and six months ended June 30, 2023, respectively, are recognized as decreases in interest expense and the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in operating partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the loan agreement (see Note 7 for more details).
(3)    The Company's $100,000,000 derivative instrument was not designated as a cash flow hedge and, therefore, the $1,815,737 and $987,262 changes in the valuation of this swap for the three and six months ended June 30, 2023, respectively, are reflected as decreases in interest expense (see Note 7 for more details).
NOTE 7. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement on May 10, 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150,000,000 Term Loan. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024. The Company granted this cancellation option because it reduced the swap rate by approximately 50 basis points. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of July 1, 2022 as a cash flow hedge and it was effective through December 31, 2022. The derivative instrument failed to qualify as a cash flow hedge during the three and six months ended June 30, 2023 as described below.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2023 and December 31, 2022:

	June 30, 2023					December 31, 2022
Interest Rate Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate (ii)	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate	Fixed Pay Rate (ii)	Remaining Term
Designated	—	$—	—	—%	0 years	1	$150,000,000	USD - SOFR	3.86%	4.1 years
Non-designated	2	$250,000,000	USD - SOFR	4.33%	3.5 years	1	$100,000,000	USD - SOFR	5.04%	4.1 years
(i)The notional amount of the Company’s swaps correspond to the principal balance on the Term Loan. The minimum notional amount (outstanding principal balance at the maturity date) as of June 30, 2023 and December 31, 2022 was $250,000,000.
(ii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases above 40%.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value	Change in Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	2	$5,613,847	1	$4,629,702	$984,145
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	—	$—	1	$(498,866)	$498,866
The interest rate swap derivative on the original $150,000,000 Term Loan was designated as a cash flow hedge for financial accounting purposes from July 1, 2022 through December 31, 2022. Based on the Company's prospective effectiveness testing of the derivative instrument during the three months ended March 31, 2023 and the three months ended June 30, 2023, the derivative instrument failed to qualify as a cash flow hedge because the swap was deemed ineffective due to the potential for a reduced term of the swap that could result from the cancellation option described above as compared with the maturity of the Term Loan. If there is a significant drop in interest rates in the future, this interest rate swap derivative could potentially qualify again as a cash flow hedge.
As a result, the net change in fair values of the first Term Loan swap of $1,639,768 and $495,750 for the three and six months ended June 30, 2023, respectively, were recorded as unrealized gains on interest rate swap valuation and reflected as a decrease to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations. The unrealized gain reflects increases during the second quarter of 2023 in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date). Future increases or decreases in the forward curve for SOFR rates through December 31, 2024 will result in future unrealized gains or losses on swap valuations. Interest expense was also reduced by the $253,093 and $503,404 amortization of the unrealized gain on this swap for the three and six months ended June 30, 2023, respectively, as further described below.
Due to the above $150,000,000 Term Loan derivative instrument's failure to qualify as a cash flow hedge for the quarterly periods ended June 30, 2023, the unrealized gain on interest rate swap derivative of $4,105,103 as of December 31, 2022 (recorded in the Company's financial statements as follows: (i) $3,502,616 of accumulated other comprehensive income and (ii) $602,487 of noncontrolling interest in operating partnership) is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the swap agreement. There is no income tax expense resulting from this amortization.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of June 30, 2023, the Company's unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership amounted to $3,601,699. The Company estimates that $511,747 of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations over the next six months.
The second interest rate swap derivative on the additional $100,000,000 Term Loan commitment was not designated as a cash flow hedge for financial accounting purposes. The change in its fair value of $1,815,737 and $987,262 for the three and six months ended June 30, 2023, respectively, was recorded as an unrealized gain on interest rate swap valuation and reflected as a decrease to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations.
NOTE 8. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of June 30, 2023 and December 31, 2022, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C common stock have not been met as of June 30, 2023.
The Series A Preferred Stock ranks senior to the Company's Class C common stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
On March 18, 2022, June 15, 2022, September 15, 2022 and November 7, 2022 the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for each quarter of 2022, which were paid on April 15, 2022, July 15, 2022, October 17, 2022 and January 17, 2023. On March 9, 2023 and June 15, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first and second quarters of 2023. These amounts were accrued as of March 31, 2023 and June 30, 2023, respectively, and paid on April 17, 2023 and July 17, 2023, respectively (see Note 13).
Common Stock Listed Offering
On February 10, 2022, the Company and the Operating Partnership entered into an underwriting agreement (the “Class C Common Stock Underwriting Agreement”) with B. Riley Securities, Inc., as the underwriter listed on Schedule I thereto, pursuant to which the Company agreed to issue and sell 40,000 shares of the Company’s Class C common stock in an underwritten listed offering (the “Listed Offering”) at a price per share of $25.00. On February 15, 2022, the Company completed the Listed Offering of its Class C common stock, and in connection with the Listed Offering, the Company sold to the Company’s former Chairman of the board of directors all 40,000 shares of its Class C common stock offered in the Listed Offering at $25.00 per share for aggregate net proceeds of $114,500, after deducting the underwriting discount of $70,000, and other offering costs of $815,500. The primary purpose of the Listed Offering was to provide liquidity to the Company’s existing stockholders. The shares of Class C common stock began trading on the NYSE on February 11, 2022.
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and the Company filed a prospectus supplement for the Company's at-the-market offering of up to $50,000,000 of its Class C common stock (the “ATM Offering”) on June 6, 2022. As of June 30, 2023, no shares have been issued in connection with the Company's ATM Offering.
Common Stock Distributions
Aggregate distributions declared per share of Class C common stock were $0.29 for both the three months ended June 30, 2023 and 2022, respectively, and $0.58 and $0.67 for the six months ended June 30, 2023 and 2022, respectively, which reflect an annualized distribution rate of $1.15 per share for both periods, along with a special 13th distribution for the year ended December 31, 2021, which was declared and paid in January 2022.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C common stock to them. Total fees incurred and paid or accrued for board of directors' services to the Company for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Board of Directors Compensation	2023	2022	2023	2022
Payments for services rendered	$67,500	$67,500	$135,000	$135,000
Value of shares issued for services rendered	82,500	82,500	165,000	165,000
Total	$150,000	$150,000	$300,000	$300,000

Number of shares issued for services rendered	5,500	4,666	13,261	9,265
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
On April 4, 2023, Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code. In April 2023, Mr. McWilliams was appointed as Kalera’s independent director as Kalera continues to operate its business while in bankruptcy. Mr. McWilliams has recused himself from any matters relating to the Company’s property in Saint Paul, Minnesota leased to Kalera.
During June 2023, Kalera conducted an auction of all of its assets and the sale of Kalera’s assets to the winning bidder, Kalera’s lender, was approved by the bankruptcy court on June 30, 2023. The pending sale of Kalera’s assets may include its interest in the Company's lease for the Saint Paul, Minnesota property; however, the winning bidder has the right to accept or reject the Company's lease. In the event of the latter outcome, the Company would be responsible for the mechanic's liens discussed in Note 10 and would seek to find a new tenant or sell the property. On July 25, 2023, Kalera filed a motion with the bankruptcy court requesting that the deadline for assuming or rejecting unexpired leases be extended to the earlier of October 31, 2023 or the effective date of Kalera’s Chapter 11 plan of reorganization and the court issued an order granting this motion on July 27, 2023.
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees, including the Company's share of the management fee, for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TIC Interest management fee	$65,993	$65,993	$131,986	$131,986
Company's share in the management fee	$47,984	$47,984	$95,967	$95,967

MODIV INDUSTRIAL, INC.
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
Tenant Improvements
Pursuant to lease agreements, as of June 30, 2023 and December 31, 2022, the Company had obligations to pay $2,802,652 and $1,789,027, respectively, for on-site and tenant improvements to be incurred by tenants.
Kalera Mechanic's Liens
As discussed in Note 9 – Related Party Transactions, Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code on April 4, 2023. Between January 2023 and the filing date of this Quarterly Report on Form 10-Q, the Company received mechanic's lien statements from the general contractor and nine subcontractors who performed work on behalf of Kalera to complete various interior improvements at the Company's property located in Saint Paul, Minnesota. The mechanic's lien statements refer to construction materials that were delivered and related work that was performed to make this facility operational and amount to $3,405,585 in the aggregate. The Company has been advised that the contractors who have filed such liens are stayed from foreclosing on the Company’s property in Saint Paul, Minnesota under the pending Chapter 11 bankruptcy proceeding (see Note 9 – Related Party Transactions for further information about potential outcomes that could result from the bankruptcy process).
On May 22, 2023, WPC IV, LLC d/b/a WPC (“WPC”), the general contractor hired by Kalera to construct interior improvements to the Company’s property in Saint Paul, Minnesota, filed a complaint in state district court to enforce a mechanic's lien and foreclose on the Company’s property. WPC’s complaint was also filed against all of the other contractors who had filed mechanic’s lien statements. The other defendants have filed counterclaims and crossclaims. The Company’s outside counsel filed a motion to dismiss or stay this litigation on July 10, 2023 and a hearing is scheduled for September 19, 2023.
Legal Matters
From time-to-time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. Except for the Kalera bankruptcy proceeding described in Note 9 – Related Party Transactions and the WPC foreclosure action described above, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
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

MODIV INDUSTRIAL, INC.
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
As of June 30, 2023, no Class M OP Units had been converted to Class C OP Units.
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
The AUM and AFFO per share hurdles for the Class M OP Units were not met for fiscal years 2022 or 2021. As of June 30, 2023, the Company does not expect to meet the hurdles for fiscal year 2023.
Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NYSE closing share price of $15.00 as of June 30, 2023, a Class M OP Unit would be valued at $25.00. This value does not reflect the early conversion rate or the future conversion enhancement ratio of the Class M OP Units, as discussed above, and the units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”), as discussed below.
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

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The AUM and AFFO per share hurdles for the Class P OP Units were not met for fiscal year 2022 or 2021. The Company will adjust stock compensation expense prospectively if the future conversion enhancement ratio is expected to be achieved during the remainder of fiscal year 2023.
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
During the three months ended June 30, 2023 and 2022, the Company amortized and charged $88,784 to stock compensation expense for both quarters for Class P OP Units and during the six months ended June 30, 2023 and 2022, the Company amortized and charged $177,567 to stock compensation expense for both periods for Class P OP Units. The unamortized value of these units was $266,350 as of June 30, 2023.
Under the Operating Partnership Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership, representing a combined total of approximately 13% of the equity in the Operating Partnership on December 31, 2019. As of June 30, 2023, these interests represent a combined total of approximately 11.2% of the equity in the Operating Partnership.
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 40,000 units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 170,667 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 33,333 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 116,000 Class R OP Units were granted to the remainder of the employees of the Company for a total of 360,000 Class R OP Units granted. All Class R OP Units granted vest and are mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023. Given that there are a large number of uncertainties that could impact the Company's funds from operations for the remainder of the year, including, but not limited to, the risks of potential tenant vacancies and/or bankruptcies, inflation, rising interest rates, changes in the value of interest rate swap derivatives, potential dispositions of non-core assets and tightening credit markets, the Company concluded that as of each quarter end, including June 30, 2023, achieving the performance target to trigger the increased conversion ratio for the Class R OP Units is not yet deemed probable. The Company will adjust compensation expense prospectively if achieving the enhancement is deemed probable through the remainder of the vesting period.
Stock compensation expense related to the Class R OP Units is based on the estimated value per share, including a discount for the illiquid nature of the underlying equity, and is being recognized over the vesting period. Of the 360,000 Class R OP Units granted, due to the departure of employees, 43,657 units were forfeited through December 31, 2022. There were no forfeitures during the three and six months ended June 30, 2023. The cumulative number of units forfeited through June 30, 2023 was 43,657 units.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
During the three months ended June 30, 2023 and 2022, the Company amortized and charged to stock compensation expense $488,886 and $508,463, respectively, and during the six months ended June 30, 2023 and 2022, the Company amortized and charged to stock compensation expense $977,772 and $849,045, respectively, for the Class R OP Units. The unamortized value of the remaining 316,343 units was $1,466,666 as of June 30, 2023.
The total stock compensation expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Class P OP Units	$88,784	$88,784	$177,567	$177,567
Class R OP Units	488,886	508,463	977,772	849,045
Class C common stock issued to the board of directors for services (see Note 9)	82,500	82,500	165,000	165,000
Total	$660,170	$679,747	$1,320,339	$1,191,612
Class C OP Units
On January 18, 2022, the Company completed the acquisition of a KIA auto dealership property in an “UPREIT” transaction pursuant to a contribution agreement whereby the seller received 1,312,382 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value. Following expiration of the lock-up period on August 11, 2022, the holder of the Class C OP Units may require the redemption of all or a portion of these units and the Company has the option to redeem the units for cash or shares of Class C common stock.
On April 13, 2023, the Company acquired an industrial manufacturing property located in Reading, Pennsylvania leased to Summit Steel whereby the seller received 287,516 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $18.00 per unit, representing approximately 46% of the property’s value. Under the terms of the contribution agreement, these Class C OP Units are redeemable for cash or, at the Company’s option, exchangeable for shares of the Company's Class C common stock. Summit Steel cannot require the Company to redeem any or all of the Class C OP Units until one year after the closing date of the agreement.
The above Class C OP Units received the following distributions and allocations of net income (loss) during the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Class C OP Units distributions	$432,402	$377,301	$809,699	$628,840
Class C OP Units net income (loss) allocation	$649,643	$219,214	$(166,556)	$(1,708,815)

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 12. EARNINGS (LOSS) PER SHARE
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised (see Note 12 for additional information).
The following table presents the computation of the Company's basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator - Basic:
Net income (loss)	$4,629,953	$2,390,344	$51,032	$(9,682,820)
Less: net (income) loss attributable to noncontrolling interest in Operating Partnership	(649,643)	(219,214)	166,556	1,708,815
Preferred stock dividends	(921,875)	(921,875)	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders	$3,058,435	$1,249,255	$(1,626,162)	$(9,817,755)

Numerator - Diluted
Net income (loss)	$4,629,953	$2,390,344	$51,032	$(9,682,820)
Preferred stock dividends	(921,875)	(921,875)	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders	$3,708,078	$1,468,469	$(1,792,718)	$(11,526,570)

Denominator:
Weighted average shares outstanding - basic	7,532,106	7,478,973	7,532,080	7,505,673
Operating Partnership Units - Class C	1,599,898	1,312,382	—	—
Operating Partnership Units - Classes M, P and R	1,506,307	1,430,135	—	—
Weighted average shares outstanding - diluted	10,638,311	10,221,490	7,532,080	7,505,673

Earnings (loss) per share attributable to common stockholders:
Basic	$0.41	$0.17	$(0.22)	$(1.31)
Diluted	$0.35	$0.14	$(0.22)	$(1.31)
During the six months ended June 30, 2023 and 2022, the weighted average dilutive effect of 2,962,447 shares and 2,735,350 shares, respectively, related to units of limited partnership interest in the Operating Partnership as discussed in Note 11 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
NOTE 13. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the accompanying unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On July 17, 2023, the Company paid its Series A Preferred Stock dividends of $921,875 for the second quarter of 2023, which were declared by the Company’s board of directors on June 15, 2023.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On August 7, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the third quarter of 2023, which will be paid on October 16, 2023 to holders of Series A Preferred Stock of record as of September 29, 2023.
Common Stock and Class C OP Unit Distributions
On March 9, 2023, the Company’s board of directors authorized monthly distributions payable to common stockholders and the Class C OP Unit holders of record as of June 30, 2023, which were paid on July 25, 2023.
On June 15, 2023, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of July 31, 2023, August 31, 2023 and September 29, 2023, which will be paid on or about August 25, 2023, September 25, 2023 and October 25, 2023, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock, which is consistent with the annual dividend rate paid since October 1, 2021.
Real Estate Acquisitions
On July 3, 2023, the Company acquired an industrial manufacturing property located in Piqua, Ohio leased to Vistech Manufacturing Solutions, LLC (“Vistech”) for $13,500,000. Vistech has a 20-year operating history and is a leading provider of niche automotive parts in the noise, vibration and harness category. Vistech offers die cut acoustic components and soft trims, carpet underlayment, floor silencers, stuffer pads, hardsheet, stiffeners, spare tire covers and wheel liners. Vistech is a key provider to Honda, Toyota, Nissan, Stelantis and General Motors. The property is leased for a term of 25 years with annual rent escalations of 3.0%. The seller of the property was not affiliated with the Company or its affiliates.
On July 11, 2023, the Company acquired an industrial manufacturing property located in Andrews, South Carolina leased to SixAxis, LLC (“SixAxis”) for $15,440,000. SixAxis has over a 20-year operating history and is a designer and manufacturer of highly engineered, patented and modular solutions in the workplace safety market such as platforms, safety cages, fall-prevention railings, gates and mobile platform units that are fully OSHA and ADA compliant. The property is SixAxis’s primary manufacturing facility and is leased for a term of 25 years with annual rent escalations of 2.75%. The seller of the property was not affiliated with the Company or its affiliates.
Real Estate Dispositions
On August 10, 2023, the Company sold 13 properties consisting of 11 retail and two office properties to GIPR for total sales proceeds of $42,000,000 comprised of $30,000,000 in cash and $12,000,000 of GIPR's newly-created Series A Redeemable Preferred Stock consisting of 2,400,000 shares with a liquidation preference of $5.00 per share and an annual dividend rate of 9.5% from the original issuance date to but not including the first anniversary of the original issuance date and an annual dividend rate of 12.0% from and including the first anniversary of the original issuance date. GIPR is not affiliated with the Company or its affiliates.
Revolver Drawdowns
On July 3, 2023 and July 11, 2023, the Company borrowed $6,000,000 and $15,000,000, respectively, under its $150,000,000 Revolver in advance of acquiring properties located in Piqua, Ohio leased to Vistech and Andrews, South Carolina leased to SixAxis.
As of the date of this report, the Company had $129,000,000 available under the Revolver, subject to borrowing base requirements. The Company will use a portion of the cash proceeds received from the asset sale to GIPR described above to prepay the Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the accompanying unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward-Looking Statements” above.
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
Overview
We are an internally-managed real estate investment trust (“REIT”) with publicly traded shares of Class C common stock and Series A Preferred Stock (as both are defined and described in Note 8 of our accompanying unaudited condensed consolidated financial statements). We currently own and manage single-tenant net-lease real estate properties throughout the United States, with a focus on acquisitions of critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen supply chains. We have reduced the number of office and retail properties in our portfolio, as evidenced by our sale of 13 retail and office properties on August 10, 2023 as described below. Since December 31, 2021, our industrial properties have increased from 41% to 76% of our portfolio and office properties have declined from 50% to 13% of our portfolio based on our pro forma ABR (as defined below) as of June 30, 2023.
We were formed on May 15, 2015 as a Maryland corporation and elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016. We changed our name from Modiv Inc. to Modiv Industrial, Inc. effective August 11, 2023. We intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of distributions to our stockholders.
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, some of which may be affiliated with us or our executive officers or directors. The Operating Partnership was formed on January 28, 2016. We are the sole general partner of, and owned an approximate 71% and 73% partnership interest in the Operating Partnership as of June 30, 2023 and December 31, 2022, respectively. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 11 of our accompanying unaudited condensed consolidated financial statements.

The Company
We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of June 30, 2023, our real estate investment portfolio consisted of 56 properties as further described below. The net book value of our real estate investments as of June 30, 2023 was $515,295,451.
Details of our diversified portfolio of 56 operating properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), as of June 30, 2023 are as follows:
•38 industrial properties, including the TIC Interest, which represent approximately 68% of the portfolio (expressed as a percentage of annualized base rent (“ABR”) as of June 30, 2023), 12 retail properties (including 11 classified as held for sale) which represent approximately 16% of the portfolio and six office properties (including three classified as held for sale) which represent approximately 16% of the portfolio;
•Weighted average remaining lease term (“WALT”), excluding tenant rights to extend leases, of approximately 13.0 years;
•Occupancy rate of 98%, which excludes the property leased to Kalera, Inc., which is in the middle of its bankruptcy proceeding;
•Located in 18 states;
•Leased to 35 different commercial tenants doing business in 29 separate industries;
•Approximately 4.3 million square feet of aggregate leasable space, including the TIC Interest;
•An average leasable space per property of approximately 76,000 square feet; approximately 97,000 square feet per industrial property; approximately 19,000 square feet per retail property and approximately 60,000 square feet per office property; and
•Outstanding mortgage notes payable balance of $44,361,357 for three properties and credit facility term loan balance of $250,000,000.
On August 10, 2023, we disposed of 13 properties consisting of 11 retail properties and two office properties in a sale to Generation Income Properties, Inc., a publicly-traded REIT (NASDAQ: GIPR). These 13 properties were sold for $42,000,000 with $30,000,000 paid in cash and the remaining $12,000,000 paid in 2,400,000 shares of GIPR's newly-created Series A Redeemable Preferred Stock with a liquidation preference of $5.00 per share and an annual dividend yield of 9.5% from the original issuance date to but not including the first anniversary of the original issuance date and an annual dividend rate of 12.0% from and including the first anniversary of the original issuance date.
Following the disposition described above and the acquisition of two industrial manufacturing properties in July 2023 as described below, as of August 14, 2023, we own 45 properties, including 40 industrial properties, which represent approximately 76% of the portfolio (expressed as a percentage of ABR on a pro forma basis as of June 30, 2023), one retail property, which represents approximately 11% of the portfolio, and four office properties (including one held for sale property), which represent approximately 13% of the portfolio. These properties are leased to 31 different commercial tenants in 26 separate industries, and located in 16 states. The leases have a WALT of approximately 14.3 years.
Recent Market Conditions
There are continuing significant uncertainties in the market in which we operate related to inflation and increases in interest rates, supply chain disruptions, and negative impacts associated with the ongoing Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia. Volatility in stock and bond markets and particularly the rapid rise in yields on U.S. Treasury securities during 2022 and 2023, and the ripple effect of the recent bank failures, may negatively impact our operating results, liquidity and sources of borrowings.
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

Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. We have one office lease with Cummins which is scheduled to expire in the next 12 months, with 87,230 leasable square feet and representing approximately 2.4% of ABR as of June 30, 2023. This property is classified as held for sale in our accompanying unaudited condensed consolidated financial statements. As tenants, particularly in office properties, reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, they may determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We successfully negotiated lease extensions for five properties during 2022 and the first six months of 2023; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, recent bank failures, the prolonged impacts of the COVID-19 pandemic on office properties, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. In January 2022, we refinanced all but four of our properties (including the TIC Interest) with proceeds from our Credit Facility which includes floating rates based on the Secured Overnight Financing Rate (“SOFR”) and our leverage ratio as described above. The mortgage on our Rancho Cordova, California property which is leased to the State of California's Office of Emergency Services (“OES”) matures on March 9, 2024 and the other three mortgages do not mature until after September 2027. All four of these mortgages are at fixed rates. As a result of the interest rate swap agreements entered into during 2022, 100% of our indebtedness as of June 30, 2023 held a fixed interest rate.
The weighted average interest rate on the total debt outstanding of $315.4 million as of July 31, 2023 was 4.68% based on our 47% leverage ratio as of June 30, 2023. The acquisitions and dispositions completed during July and August of 2023 and the planned repayment of the $21.0 million Revolver (as defined below) balance with the cash proceeds from the August 10, 2023 disposition transaction described above will maintain our consolidated leverage ratio at less than 50% and the weighted average interest rate on total debt of $294.4 million following the planned prepayment of the Revolver will be 4.52%. Our Revolver does not mature until January 18, 2026 and can be extended for an additional 12 months thereafter, and our Term Loan (as defined below) does not mature until January 18, 2027. Our $400 million Credit Facility (as defined below) includes an accordion option that allows us to request additional Revolver and Term Loan lender commitments up to a total of $750 million.
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
Credit Facility
On January 18, 2022, our Operating Partnership entered into a $250,000,000 credit agreement (‘‘Credit Agreement’’) providing for a $100,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’), and a $150,000,000 five-year term loan (the ‘‘Term Loan’’ and together with the ‘‘Revolver,’’ the ‘‘Credit Facility’’) with KeyBank National Association (‘‘KeyBank’’) and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), as further described in Note 7 of our accompanying unaudited condensed consolidated financial statements. The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.

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
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 47% as of June 30, 2023, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points for the Revolver and the interest rate on the Revolver was 6.9125% on July 31, 2023; with an outstanding balance of $21,000,000 on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $94,791 and $50,047 for the three months ended June 30, 2023 and 2022, respectively, and $188,458 and $72,280 for the six months ended June 30, 2023 and 2022, respectively.
On May 10, 2022, we entered into a swap agreement, effective May 31, 2022, to fix SOFR at 2.258% with respect to our original $150,000,000 Term Loan as described in Note 7 of our accompanying unaudited condensed consolidated financial statements, which results in a fixed interest rate of 4.058% on our original $150,000,000 Term Loan based on our leverage ratio of 47% as of June 30, 2023.
On October 26, 2022, we entered into a swap agreement, effective November 30, 2022, to fix SOFR at 3.44% with respect to our expanded Term Loan as described in Note 7 of our accompanying unaudited condensed consolidated financial statements, which results in a fixed interest rate of 5.240% on the additional $100,000,000 borrowed under the Term Loan based on our leverage ratio of 47% as of June 30, 2023.
As of June 30, 2023 and December 31, 2022, the outstanding principal balance of our mortgage notes payable on the operating properties was $44,361,357 and $44,515,009, respectively, our Revolver outstanding principal balance was zero and $3,000,000, respectively, and our Term Loan outstanding principal balance was $250,000,000 and $150,000,000, respectively. As of June 30, 2023 and December 31, 2022, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,372,615 and $9,487,515, respectively, which is not included in our accompanying unaudited condensed consolidated balance sheets.
Credit Facility Drawdowns
During April 2023, we borrowed $80,000,000 under our $100,000,000 delayed draw Term Loan commitment, bringing the total Term Loan balance outstanding to the total commitment amount of $250,000,000. We used a portion of the proceeds from the draw on the Term Loan to acquire eight properties as described in Note 3 of our accompanying unaudited condensed consolidated financial statements.
During July 2023, we borrowed $21,000,000 on the Revolver in advance of two acquisitions of industrial manufacturing properties and we plan to prepay the outstanding balance on the Revolver with a portion of the cash proceeds from our August 10, 2023 disposition described above.
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
The $129,000,000 unused capacity on our $150,000,000 Revolver as of August 14, 2023 subject to our borrowing base covenant, along with proceeds from any future offerings of shares of Class C common stock, will primarily be used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments, such as capital expenditures, tenant improvement costs and leasing costs. We also may use a portion of the proceeds from our offerings for payment of principal on our outstanding indebtedness, reserves required by financings of our real estate investments and for general corporate purposes.

Acquisitions of Real Estate Investments
During the six months ended June 30, 2023, we acquired 10 industrial manufacturing properties for a total of $100,732,471 as detailed in Note 3 of our accompanying unaudited condensed consolidated financial statements.
Subsequent to June 30, 2023, we acquired two additional industrial properties for a total of $29,021,027 as detailed in Note 13 of our accompanying unaudited condensed consolidated financial statements.
As of the filing date of this quarterly report on Form 10-Q, we have acquired a total of $129,753,498 of industrial manufacturing properties during the first seven months of 2023 at a blended initial cap rate of 7.8% and a weighted average cap rate of 10.3%. We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property. We define “weighted average cap rate” for property acquisitions as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property.
Share Repurchases
On December 21, 2022, our board of directors (the “Board”) authorized up to $15,000,000 in repurchases of our outstanding shares of Class C common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023 (the “2023 SRP”). Purchases made pursuant to the 2023 SRP will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The 2023 SRP may be suspended or discontinued at any time. From January 1, 2023 to June 30, 2023, we repurchased a total of 93,357 shares of our Class C common stock for a total of $1,129,162 under the 2023 SRP for an average cost of $12.10 per share.
Cash Flow Summary
The following table summarizes our cash flow activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$7,289,108	$5,076,472
Net cash used in investing activities	$(95,877,378)	$(58,420,894)
Net cash provided by financing activities	$89,891,731	$6,642,351
Cash Flows from Operating Activities
The cash provided by operating activities of $7,289,108 during the six months ended June 30, 2023 primarily reflects adjustments to our net income of $51,032 to exclude net non-cash charges of $7,353,081 related to depreciation and amortization, impairment of real estate investment property, stock compensation expense, amortization of deferred financing costs and premium, and amortization of deferred lease incentives, which were partially offset by deferred rents, amortization of (below) above market lease intangibles, net, and undistributed income from our unconsolidated investment in a real estate property. Cash provided by operations also included distributions from our unconsolidated investment in a real estate property of $124,414. Cash provided by operating activities was offset in part by cash used to fund changes in operating assets and liabilities of $239,419 during the six months ended June 30, 2023 due to an increase in tenant receivables and a decrease in accounts payable, accrued and other liabilities, offset in part by a decrease in prepaid and other assets.
The cash provided by operating activities of $5,076,472 during the six months ended June 30, 2022 primarily reflects adjustments to our net loss of $9,682,820 to exclude net non-cash charges of $16,418,165 related to depreciation and amortization, impairment of goodwill, stock compensation expense, amortization of deferred financing costs and premium, and amortization of deferred lease incentives, which were partially offset by gain on sale of real estate investments, unrealized gain on interest rate swap valuation, amortization of (below) above market lease intangibles, net, deferred rents and undistributed income from our unconsolidated investment in a real estate property. Cash provided by operations included cash used to fund changes in operating assets and liabilities of $1,806,026 during the six months ended June 30, 2022 due to an increase in tenant receivables and a decrease in accounts payable, accrued and other liabilities, partially offset by a decrease in prepaid and other assets. These cash uses were partially offset by distributions received from our unconsolidated investment in real estate property of $147,153.
We expect our cash flows from operations will continue to be positive in the next 12 months due to an increase in our investments in operating assets as a result of our year to date and subsequent acquisitions; however, there can be no assurance that this expectation will be realized.

Cash Flows from Investing Activities
Net cash used in investing activities was $95,877,378 for the six months ended June 30, 2023 and consisted of the following:
•$93,757,187 for the acquisition of 10 real estate properties;
•$1,687,800 of net payments of deposits for pending acquisitions and building improvements;
•$421,576 of additions to existing real estate investments; and
•$10,815 payment of a lease incentive primarily for the ITW industrial property.
Net cash used in investing activities was $58,420,894 for the six months ended June 30, 2022 and consisted primarily of the following:
•$99,691,164 for the acquisition of two real estate investments;
•$2,100,000 payment of a lease incentive for the PreK Education property;
•$1,546,131 of additions to existing real estate investments; and
•$730,780 of net payments of purchase deposits for pending acquisitions and building improvements.
These uses were partially offset by:
•$45,257,181 in net proceeds from the sale of five real estate investments; and
•$390,000 in collection of a note receivable from the sale of real estate property.
Cash Flows from Financing Activities
Net cash provided by financing activities was $89,891,731 for the six months ended June 30, 2023 and consisted of the following:
•$100,000,000 in proceeds from borrowings on our Credit Facility Term Loan.
These proceeds were partially offset by:
•$3,000,000 of repayments on our Credit Facility Revolver;
•$153,653 of mortgage note principal payments;
•$1,843,750 of cash dividends paid to preferred stockholders;
•$3,172,005 of cash distributions paid to common stockholders;
•$809,699 of cash distributions paid to Class C OP Unit holders; and
•$1,129,162 used for repurchases of common stock.
Net cash provided by financing activities was $6,642,351 for the six months ended June 30, 2022 and consisted primarily of the following:
•$150,000,000 in proceeds from borrowings on our Credit Facility Term Loan; and
•$114,500 in net proceeds from the issuance of common stock in the Listed Offering (as defined and described in Note 8 of our accompanying unaudited condensed consolidated financial statements).
These sources were partially offset by:
•$130,361,583 of mortgage notes principal payments;
•$1,247,000 of net repayments of our Credit Facility Revolver and prior revolving credit facility;
•$2,186,468 of deferred financing cost payments;
•$1,987,153 of cash dividends paid to preferred stockholders;
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
Neither the SEC, Nareit, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure. Furthermore, as described in Note 11 of our accompanying unaudited condensed consolidated financial statements, the conversion ratios for units of Class M limited partnership interest in the Operating Partnership (“Class M OP Units”), units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”) and units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) can increase if the specified performance hurdles are achieved, which would increase the fully-diluted weighted average shares outstanding.

The following are the calculations of FFO and AFFO for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) (in accordance with GAAP)	$4,629,953	$2,390,344	$51,032	$(9,682,820)
Preferred stock dividends	(921,875)	(921,875)	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	3,708,078	1,468,469	(1,792,718)	(11,526,570)
FFO adjustments:
Depreciation and amortization of real estate properties	3,956,334	3,682,681	7,228,394	6,983,173
Amortization of lease incentives	88,570	75,655	177,140	147,049
Depreciation and amortization for unconsolidated investment in a real estate property	186,069	190,468	380,242	380,936
Impairment of real estate investment property	—	—	3,499,438	—
Gain on sale of real estate investments, net	—	(720,071)	—	(7,595,157)
FFO attributable to common stockholders and Class C OP Unit holders	7,939,051	4,697,202	9,492,496	(11,610,569)
AFFO adjustments:
Impairment of goodwill	—	—	—	17,320,857
Stock compensation	660,170	679,747	1,320,339	1,191,612
Deferred financing costs	195,213	101,781	390,426	1,368,506
Non-recurring loan prepayment penalties	—	—	—	615,336
Swap termination costs	—	—	—	733,000
Due diligence expenses, including abandoned pursuit costs	3,848	4,639	346,390	591,308
Deferred rents	(1,580,358)	(981,083)	(2,755,717)	(1,617,279)
Unrealized gain on interest rate swap valuation	(3,708,598)	(589,997)	(1,986,415)	(1,378,013)
Amortization of (below) above market lease intangibles, net	(195,901)	(317,354)	(392,184)	(647,972)
Other adjustments for unconsolidated investment in a real estate property	11,819	(188)	23,638	(376)
AFFO attributable to common stockholders and Class C OP Unit holders	$3,325,244	$3,594,747	$6,438,973	$6,566,410

Weighted average shares outstanding:
Basic	7,532,106	7,478,973	7,532,080	7,505,673
Fully Diluted (1)	10,638,311	10,221,490	10,494,527	10,241,023

FFO Per Share:
Basic	$1.05	$0.63	$1.26	$(1.55)
Fully Diluted	$0.75	$0.46	$0.90	$(1.55)

AFFO Per Share:
Basic	$0.44	$0.48	$0.85	$0.87
Fully Diluted	$0.31	$0.35	$0.61	$0.64
(1)    Includes the Class C, Class M, Class P and Class R OP Units to compute the weighted average number of shares.

Property Portfolio Information
Although we only have a single segment for financial reporting purposes, given our strategic initiative to focus solely on acquiring and operating industrial manufacturing properties, we are presenting the following information regarding our property portfolio to help investors better understand our strategic direction:
The following is a breakdown of our FFO and AFFO by property type for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Net income (loss) (in accordance with GAAP)	$1,057,024	$668,408	$(230,726)	$3,135,247	$4,629,953
Preferred stock dividends	—	—	—	(921,875)	(921,875)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	1,057,024	668,408	(230,726)	2,213,372	3,708,078
FFO adjustments:
Depreciation and amortization of real estate properties	2,715,600	808,227	432,507	—	3,956,334
Amortization of lease incentives	17,177	—	71,393	—	88,570
Depreciation and amortization for unconsolidated investment in a real estate property	186,069	—	—	—	186,069
FFO attributable to common stockholders and Class C OP Unit holders	3,975,870	1,476,635	273,174	2,213,372	7,939,051
AFFO adjustments:
Stock compensation	—	—	—	660,170	660,170
Deferred financing costs	151,295	(24,048)	67,966	—	195,213
Due diligence expenses, including abandoned pursuit costs	(1,629)	(83)	5,560	—	3,848
Deferred rents	(976,452)	(611,634)	7,728	—	(1,580,358)
Unrealized gain on interest rate swap valuation	—	—	—	(3,708,598)	(3,708,598)
Amortization of (below) above market lease intangibles, net	(209,779)	—	13,878	—	(195,901)
Other adjustments for unconsolidated investment in a real estate property	11,819	—	—	—	11,819
AFFO attributable to common stockholders and Class C OP Unit holders	$2,951,124	$840,870	$368,306	$(835,056)	$3,325,244

Weighted average shares outstanding:
Basic	7,532,106	7,532,106	7,532,106	7,532,106	7,532,106
Fully diluted (4)	10,638,311	10,638,311	10,638,311	10,638,311	10,638,311

FFO Per Share:
Basic	$0.53	$0.20	$0.04	$0.29	$1.05
Fully Diluted (5)	$0.37	$0.14	$0.03	$0.21	$0.75

AFFO Per Share:
Basic	$0.39	$0.11	$0.05	$(0.11)	$0.44
Fully Diluted (5)	$0.28	$0.08	$0.03	$(0.08)	$0.31

	Six Months Ended June 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Net income (loss) (in accordance with GAAP)	$2,516,280	$1,376,875	$(3,880,735)	$38,612	$51,032
Preferred stock dividends	—	—	—	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	2,516,280	1,376,875	(3,880,735)	(1,805,138)	(1,792,718)
FFO adjustments:
Depreciation and amortization of real estate properties	4,640,468	1,614,642	973,284	—	7,228,394
Amortization of lease incentives	34,354	—	142,786	—	177,140
Depreciation and amortization for unconsolidated investment in a real estate property	380,242	—	—	—	380,242
Impairment of real estate investment property	—	—	3,499,438	—	3,499,438
FFO attributable to common stockholders and Class C OP Unit holders	7,571,344	2,991,517	734,773	(1,805,138)	9,492,496
AFFO adjustments:
Stock compensation	—	—	—	1,320,339	1,320,339
Deferred financing costs	295,564	(9,529)	104,391	—	390,426
Due diligence expenses, including abandoned pursuit costs	12,044	—	334,346	—	346,390
Deferred rents	(1,555,613)	(1,216,415)	16,311	—	(2,755,717)
Unrealized gain on interest rate swap valuation	—	—	—	(1,986,415)	(1,986,415)
Amortization of (below) above market lease intangibles, net	(417,491)	—	25,307	—	(392,184)
Other adjustments for unconsolidated investment in a real estate property	23,638	—	—	—	23,638
AFFO attributable to common stockholders and Class C OP Unit holders	$5,929,486	$1,765,573	$1,215,128	$(2,471,214)	$6,438,973

Weighted average shares outstanding:
Basic	7,532,080	7,532,080	7,532,080	7,532,080	7,532,080
Fully diluted (4)	10,494,527	10,494,527	10,494,527	10,494,527	10,494,527

FFO Per Share:
Basic	$1.01	$0.40	$0.10	$(0.24)	$1.26
Fully Diluted (5)	$0.72	$0.29	$0.07	$(0.17)	$0.90

AFFO Per Share:
Basic	$0.79	$0.23	$0.16	$(0.33)	$0.85
Fully Diluted (5)	$0.57	$0.17	$0.12	$(0.24)	$0.61

(1)    We categorize Tactical Non-Core Assets as those assets that offer compelling value-add or opportunistic investment characteristics when measured over a near-term or interim holding period. We currently hold three such assets: (i) our tactical non-core acquisition of a leading KIA auto dealership located in a prime location in Los Angeles County in January 2022, which was structured as an UPREIT transaction resulting in a favorable equity issuance of $32,809,550 Class C OP Units at a cost basis of $25.00 per share; (ii) our 12 year lease to OES executed in January 2023 for one of our existing assets located in Rancho Cordova, California that includes an attractive purchase option by the tenant which we believe has a favorable probability of being executed upon in the next 24 months; and (iii) our property leased to Costco located in Issaquah, Washington which offers compelling redevelopment opportunities following Costco's lease expiration given its higher density infill location and the fact that the land is zoned for additional uses to include flex/R&D and multi-family.
(2)    Other non-core assets includes (1) 13 properties sold to GIPR on August 10, 2023 including 11 legacy retail properties and two legacy office properties, all classified as held for sale as of June 30, 2023, (2) one legacy office property leased to Cummins classified as held for sale as of June 30, 2023 (see Note 3 of our accompanying unaudited condensed consolidated financial statements for additional details of the held for sale assets) and (3) one additional legacy office property leased to Solar Turbines. We define legacy assets as those inherited through prior mergers and acquisitions activity and such assets that were acquired by different management teams utilizing different investment objectives or underwriting criteria.
(3)     We do not allocate non-property expenses across our property-specific segments; therefore, we report these expenses separately under the Non-Property & Other caption in the table above. Such expenses can include stock compensation expense, general and administrative, unrealized gains and losses on interest rate hedges, and other comprehensive items.
(4)    Weighted average fully diluted shares outstanding includes the following:
(i)    7,532,106 and 7,532,080 shares of Class C common stock for the three and six months ended June 30, 2023, respectively;
(ii)    1,599,898 and 1,456,140 Class C OP Units for the three and six months ended June 30, 2023, respectively, including 1,312,382 issued in January 2022 in connection with the acquisition of the KIA auto dealership property and 287,516 and 143,758, respectively, weighted average units outstanding which were issued in April 2023 in conjunction with our acquisition of the property in Reading, Pennsylvania leased to Summit Steel & Manufacturing, LLC;
(iii)    1,189,964 shares of Class C common stock that would result from conversion of 657,949.5 Class M OP Units and 56,029 Class P OP Units assuming a conversion ratio of 1.6667 shares of our Class C common stock for each Class M OP Unit and Class P OP Unit outstanding for both the three and six months ended June 30, 2023; and
(iv)    316,343 shares of Class C common stock that would result from conversion of Class R OP Units. This does not include 474,515 additional performance-based Class R OP Units that are eligible to be issued by March 31, 2024 for both the three and six months ended June 30, 2023, which are described in Note 11 of our accompanying unaudited condensed consolidated financial statements.
(5)    For the intraperiod allocation, we treat all component per share amounts as fully-diluted to correspond with the consolidated FFO and AFFO results reflected above.

The following is a breakdown of our accompanying unaudited condensed consolidated statement of operations by property type for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Rental income	$7,546,101	$2,742,572	$1,547,890	$—	$11,836,563

Expenses:
General and administrative	—	—	—	1,597,776	1,597,776
Stock compensation expense	—	—	—	660,170	660,170
Depreciation and amortization	2,715,601	808,227	432,506	—	3,956,334
Property expenses	682,509	198,622	646,737	—	1,527,868
Impairment of real estate investment property	—	—	—	—	—
Total expenses	3,398,110	1,006,849	1,079,243	2,257,946	7,742,148

Operating income (loss)	4,147,991	1,735,723	468,647	(2,257,946)	4,094,415

Other (expense) income:
Interest income	(46)	—	—	216,887	216,841
Interest expense, net of derivative settlements and unrealized gain on interest rate swaps (4)	(3,163,694)	(1,067,315)	(699,373)	5,110,313	179,931
Income from unconsolidated investment in a real estate property	72,773	—	—	—	72,773
Other (5)	—	—	—	65,993	65,993
Other (expense) income, net	(3,090,967)	(1,067,315)	(699,373)	5,393,193	535,538

Net income (loss)	1,057,024	668,408	(230,726)	3,135,247	4,629,953
Less: net loss attributable to noncontrolling interest in Operating Partnership	—	—	—	(649,643)	(649,643)
Net income (loss) attributable to Modiv Industrial, Inc.	1,057,024	668,408	(230,726)	2,485,604	3,980,310
Preferred stock dividends	—	—	—	(921,875)	(921,875)
Net income (loss) attributable to common stockholders	$1,057,024	$668,408	$(230,726)	$1,563,729	$3,058,435
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other interest expense includes a net unrealized gain on interest rate swap valuation of $3,708,597 partially offset by derivative cash settlements of $1,401,716 (see Notes 6 and 7 of our accompanying unaudited condensed consolidated financial statements for details).
(5)     Other income reflects management fees earned for managing the TIC Interest.

	Six Months Ended June 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Rental income	$13,302,916	$5,520,916	$3,323,913	$—	$22,147,745

Expenses:
General and administrative	—	—	—	3,505,831	3,505,831
Stock compensation expense	—	—	—	1,320,339	1,320,339
Depreciation and amortization	4,640,469	1,614,642	973,283	—	7,228,394
Property expenses	1,106,888	586,575	1,541,249	—	3,234,712
Impairment of real estate investment property	—	—	3,499,438	—	3,499,438
Total expenses	5,747,357	2,201,217	6,013,970	4,826,170	18,788,714

Operating income (loss)	7,555,559	3,319,699	(2,690,057)	(4,826,170)	3,359,031

Other (expense) income:
Interest income	(46)	—	—	270,581	270,535
Interest expense, net of derivative settlements and unrealized gain on interest rate swaps (4)	(5,167,573)	(1,942,824)	(1,190,678)	4,462,214	(3,838,861)
Income from unconsolidated investment in a real estate property	128,340	—	—	—	128,340
Other (5)	—	—	—	131,987	131,987
Other (expense) income, net	(5,039,279)	(1,942,824)	(1,190,678)	4,864,782	(3,307,999)

Net income (loss)	2,516,280	1,376,875	(3,880,735)	38,612	51,032
Less: net loss attributable to noncontrolling interest in Operating Partnership	—	—	—	166,556	166,556
Net income (loss) attributable to Modiv Industrial, Inc.	2,516,280	1,376,875	(3,880,735)	205,168	217,588
Preferred stock dividends	—	—	—	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders	$2,516,280	$1,376,875	$(3,880,735)	$(1,638,582)	$(1,626,162)
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other interest expense includes a net unrealized gain on interest rate swap valuation of $1,986,415 partially offset by derivative cash settlements of $2,475,801 (see Notes 6 and 7 of our accompanying unaudited condensed consolidated financial statements for details).
(5)     Other income reflects management fees earned for managing the TIC Interest.

The following is a breakdown of our accompanying unaudited condensed consolidated balance sheet by property type as of June 30, 2023:

	As of June 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Assets
Real estate investments:
Land	$59,774,822	$43,387,936	$2,483,960	$—	$105,646,718
Buildings and improvements	288,824,445	83,117,030	4,678,127	—	376,619,602
Equipment	4,429,000	—	—	—	4,429,000
Tenant origination and absorption costs	11,569,403	4,500,352	324,222	—	16,393,977
Total investments in real estate property	364,597,670	131,005,318	7,486,309	—	503,089,297
Accumulated depreciation and amortization	(32,194,601)	(11,941,160)	(839,021)	—	(44,974,782)
Total investments in real estate property , net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	332,403,069	119,064,158	6,647,288	—	458,114,515
Unconsolidated investment in a real estate property	10,011,347	—	—	—	10,011,347
Total real estate investments, net, excluding real estate investments held for sale, net	342,414,416	119,064,158	6,647,288	—	468,125,862
Real estate investments held for sale, net	—	—	47,169,589	—	47,169,589
Total real estate investments, net	342,414,416	119,064,158	53,816,877	—	515,295,451
Cash and cash equivalents	—	—	—	9,912,110	9,912,110
Tenant receivables	6,652,360	2,743,622	72,594	—	9,468,576
Above-market lease intangibles, net	1,351,949	—	—	—	1,351,949
Prepaid expenses and other assets (4)	3,252,515	33,038	70,818	2,074,149	5,430,520
Interest rate swap derivatives	—	—	—	5,613,847	5,613,847
Other assets related to real estate investments held for sale	—	—	2,337,517	—	2,337,517
Total assets	$353,671,240	$121,840,818	$56,297,806	$17,600,106	$549,409,970
Liabilities and Equity
Mortgage notes payable, net	$12,223,789	$32,020,018	$—	$—	$44,243,807
Credit facility term loan	169,512,148	39,751,549	38,999,643	—	248,263,340
Accounts payable, accrued and other liabilities	2,221,510	812,937	285,115	3,695,951	7,015,513
Below-market lease intangibles, net	9,328,801	—	—	—	9,328,801
Liabilities related to real estate investments held for sale	—	—	465,252	—	465,252
Total liabilities	193,286,248	72,584,504	39,750,010	3,695,951	309,316,713

Commitments and contingencies

Total Modiv Industrial, Inc. equity, net of due to affiliates	160,384,992	49,256,314	16,547,796	(71,468,896)	154,720,206
Noncontrolling interests in the Operating Partnership	—	—	—	85,373,051	85,373,051
Total equity	160,384,992	49,256,314	16,547,796	13,904,155	240,093,257
Total liabilities and equity	$353,671,240	$121,840,818	$56,297,806	$17,600,106	$549,409,970
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other prepaid expenses and other assets include deferred financing fees on our Revolver and prepaid directors and officers insurance.

Results of Operations
As of June 30, 2023, we owned 56 operating properties (including 14 held for sale properties and the TIC Interest). We acquired 10 operating properties during each of the first six months of 2023 and 2022. We sold five properties (four office and one flex) during the first six months of 2022 and did not sell any properties during the first six months of 2023. The operating results of the 14 properties that were classified as held for sale as of June 30, 2023, and five properties that were sold during the six months ended June 30, 2022, were included in our continuing results of operations for the three and six months ended June 30, 2023 and 2022. We expect that rental income, depreciation and amortization expense, and interest expense will increase for the full year of 2023 as compared with the full year of 2022, as a result of the $129,753,498 of industrial manufacturing property acquisitions during the first seven months of 2023, which will be partially offset by the sale of the 13 retail and office properties completed on August 10, 2023. Our results of operations for the six months ended June 30, 2023 may not be indicative of those expected for the full year of 2023 or in future periods.
The COVID-19 pandemic's impact on the economy appears to have diminished and the general commercial real estate market appears to be recovering from COVID-19 impacts except for a continuing impact on commercial office properties due to the prevalence of employees working from home. The COVID-19 pandemic has caused and may continue to cause significant disruption to certain tenants' business operations which may impact our results of operations and cash flows in ways that remain unpredictable in the foreseeable future; for example, increased demand for work-from-home arrangements resulting from the COVID-19 pandemic may adversely impact the operations of our remaining four office properties (one of which is held for sale).
We, our tenants and operating partners are also impacted by inflation and rising interest rates. While the rate of inflation has been declining over the last few months, inflation remains well above the Federal Reserve's 2% target and there is significant uncertainty over the future rate of inflation. Depending on the future course of inflation, the Federal Reserve may continue raising interest rates to try to rein in inflation, which could lead to a recession and will negatively impact our future results due to higher borrowing costs on any floating rate borrowing. In addition, recent bank failures might tighten market liquidity further through reductions in bank lending, increased capital requirements and more government regulations. As of July 31, 2023, 93% of our outstanding debt, which includes $21,000,000 of floating rate borrowings under our Revolver in July 2023, is at fixed rates as a result of the swap agreements entered into in May 2022 and October 2022. Furthermore, we plan to prepay the $21,000,000 outstanding borrowings on the Revolver with a portion of the cash proceeds from the August 10, 2023 disposition of 13 retail and office properties, which will result in 100% of our total remaining debt being at fixed rates.
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
Rental Income
Rental income, including tenant reimbursements, for the three months ended June 30, 2023 and 2022 was $11,836,563 and $10,144,478, respectively. The increase in rental income of $1,692,085, or 17%, as compared with the second quarter of 2022 primarily reflects the rental income contribution from our acquisitions of 16 industrial manufacturing properties acquired since June 30, 2022, partially offset by the decrease in rental income from the sale of four properties during the last seven months of 2022 (three office and one retail). Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The ABR of the 56 properties owned as of June 30, 2023 was $42,327,050. Following the acquisition of two industrial manufacturing properties during July 2023 and the disposition of 13 retail and office properties on August 10, 2023 as described above, our pro forma ABR as of June 30, 2023 was $41,097,689.
General and Administrative
General and administrative expenses were $1,597,776 and $1,615,182 for the three months ended June 30, 2023 and 2022, respectively. The decrease of $17,406, or 1%, as compared with the second quarter of 2022 reflects decreases in compensation to employees due to personnel reductions during 2022, and directors and officers insurance, partially offset by increased costs for professional services during the second quarter of 2023.

Stock Compensation Expense
Stock compensation expense was $660,170 and $679,747 for the three months ended June 30, 2023 and 2022, respectively. The decrease of $19,577, or 3%, as compared with the second quarter of 2022 is primarily due to forfeitures of Class R OP Units related to employee terminations during the first and third quarters of 2022. There have been no subsequent forfeitures.
Depreciation and Amortization
Depreciation and amortization expense was $3,956,334 and $3,682,681 for the three months ended June 30, 2023 and 2022, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $273,653, or 7%, as compared with the second quarter of 2022 primarily reflects an increase in depreciation of real estate properties due to our acquisitions, partially offset by a reduction in amortization of intangible lease assets during the three months ended June 30, 2023.
Property Expenses
Property expenses were $1,527,868 and $1,434,215 for the three months ended June 30, 2023 and 2022, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The increase of $93,653, or less than 7%, as compared with the second quarter of 2022 primarily reflects increases in insurance and property management fees associated with acquired properties, partially offset by decreases in property taxes and repairs and maintenance expenses related to assets sold during 2022.
Gain on Sale of Real Estate Investments
The gain on sale of real estate investments of $720,071 for the three months ended June 30, 2022 relates to the gain on sale of one office property. We did not sell any real estate investments during the second quarter of 2023.
Other Income (Expense)
Interest income was $216,841 and $1,763 for the three months ended June 30, 2023 and 2022, respectively, reflecting interest earned on cash proceeds from April 2023 draws on the Term Loan prior to utilizing such cash to acquire industrial manufacturing properties in May 2023.
Interest expense, net of derivative settlements and unrealized gain on interest rate swaps was $179,931 and $(1,197,154) for the three months ended June 30, 2023 and 2022, respectively (see Note 6 of our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense, net of derivative settlements and unrealized gain on interest rate swaps). The decrease in interest expense, net of derivative settlements and unrealized gain on interest rate swaps of $1,377,085 as compared with the second quarter of 2022 primarily reflects the unrealized gains on swap valuation and related amortization, along with derivative cash settlements received on our Credit Facility swaps, partially offset by the increase in interest incurred on our Credit Facility due to larger balances outstanding and higher interest rates.
The weighted average interest rate on our $250,000,000 Term Loan inclusive of swaps was 4.33% during the second quarter of 2023 when our leverage ratio was no more than 40%. The unrealized gains on swap valuation of $3,455,505 for the three months ended June 30, 2023, which reflects the change in valuation of both our $150,000,000 first swap and $100,000,000 second swap, more than offset other components of interest expense. The first swap derivative instrument failed to qualify as a cash flow hedge beginning January 1, 2023 because the swap was deemed ineffective due to our counterparty’s one-time cancellation option on December 31, 2024, as compared with the maturity date of the Term Loan. The second derivative instrument was not designated as a cash flow hedge. These unrealized gains reflect increases during the quarter in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date). Future increases or decreases in the forward curve for SOFR rates through December 31, 2024 will result in future unrealized gains or losses on swap valuations. If there is a significant drop in interest rates in the future, the first interest rate swap derivative could potentially qualify again as a cash flow hedge.
Income from unconsolidated investment in a real estate property was $72,773 and $66,868 for the three months ended June 30, 2023 and 2022, respectively. This reflects our approximate 72.7% TIC Interest in the Santa Clara property's results of operations for the second quarter of 2023 and 2022, respectively.
Other income of $65,993 and $66,143 for the three months ended June 30, 2023 and 2022, respectively, reflects our monthly management fee from the entities that own the TIC Interest property, which is equal to 0.1% of the total investment value of the property.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
Rental Income
Rental income, including tenant reimbursements, for the six months ended June 30, 2023 and 2022 was $22,147,745 and $19,714,091, respectively. The increase in rental income of $2,433,654, or 12%, as compared with the first six months of 2022 primarily reflects the rental income contribution from our acquisitions of 16 industrial manufacturing properties acquired since June 30, 2022, partially offset by the decrease in rental income from the sale of eight properties during 2022. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The ABR of the operating properties owned as of June 30, 2023 was $42,327,050. Following the acquisition of two industrial manufacturing properties in July 2023 and the disposition of 13 retail and office properties on August 10, 2023 as described above, our pro forma ABR as of June 30, 2023 was $41,097,689.
General and Administrative
General and administrative expenses were $3,505,831 and $3,721,365 for the six months ended June 30, 2023 and 2022, respectively. The decrease of $215,534, or 6%, as compared with the first six months of 2022 reflects decreases in compensation to employees due to personnel reductions during 2022, directors and officers insurance and costs for technology services, offset in part by an increase in costs for professional services during the first six months of 2023.
Stock Compensation Expense
Stock compensation expense was $1,320,339 and $1,191,612 for the six months ended June 30, 2023 and 2022, respectively. The increase of $128,727, or 11%, as compared with the first six months of 2022 is primarily due to a forfeiture of Class R OP Units related to an employee termination during the first six months of 2022. There were no forfeitures during the six months ended June 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense was $7,228,394 and $6,983,173 for the six months ended June 30, 2023 and 2022, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $245,221, or 4%, as compared with the first six months of 2022 primarily reflects an increase in depreciation of real estate properties acquired, partially offset by reductions due to properties sold in the second half of 2022 and reductions in amortization of intangible lease assets during the six months ended June 30, 2023, due to the disposition of properties with acquired leases rather than leases initiated by us.
Property Expenses
Property expenses were $3,234,712 and $3,594,080 for the six months ended June 30, 2023 and 2022, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The decrease of $359,368, or 10%, as compared with the first six months of 2022 primarily reflects a decrease in due diligence expenses on abandoned pursuits of $259,315 and decreases in property taxes related primarily to assets sold, offset in part by increases in repairs and maintenance and property management fees associated with acquired properties during the first six months of 2023.

Impairment of Real Estate Investment Property
Impairment of real estate investment property amounted to $3,499,438 for the six months ended June 30, 2023. We determined that the impairment charge was required based on the plan to sell our property in Nashville, Tennessee which is leased to Cummins until February 29, 2024. The impairment charge represents the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the potential sale. We did not incur any impairment of real estate property charges for the first six months of 2022.
Impairment of Goodwill
The impairment of goodwill of $17,320,857 for the six months ended June 30, 2022 reflects the significant decline in the market value of our common stock since it began trading on the New York Stock Exchange in February 2022. For the quarter ended March 31, 2022, management considered the fact that the trading price of our common stock caused our market capitalization to be below the book value of our equity as of March 31, 2022. Our stock price was evaluated to be materially below both our historical net asset value and the book value of our equity, reflecting the negative impacts of rising inflation and interest rates, declining office occupancy rates affecting owners of real estate properties and fears of a potential recession. We, therefore, reduced the carrying value of goodwill to zero as of March 31, 2022.
Gain on Sale of Real Estate Investments
The gain on sale of real estate investments of $7,595,157 for the six months ended June 30, 2022 relates to the gain on sale of five properties (four office and one flex) during the first six months of 2022 (see Note 3 of our accompanying unaudited condensed consolidated financial statements for more details of the gain on sale of real estate investments). We did not sell any real estate investments during the first six months of 2023.
Other Income (Expense)
Interest income was $270,535 and $15,198 for the six months ended June 30, 2023 and 2022, respectively, reflecting interest earned on cash proceeds from April 2023 draws on the Term Loan prior to utilizing such cash to acquire industrial manufacturing properties in May 2023.
Interest expense, net of derivative settlements and unrealized gain on interest rate swaps was $3,838,861 and $2,765,329 for the six months ended June 30, 2023 and 2022, respectively (see Note 6 of our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense, net). The increase of $1,073,532, or 39%, as compared with the first six months of 2022 primarily reflects the increase in interest expense incurred due to larger balances outstanding and higher interest rates, offset in part by derivative cash settlements received on our Credit Facility swaps and the net unrealized gain on swap valuations and related amortization.
The unrealized gains on swap valuation of $1,483,012 for the six months ended June 30, 2023 reflects the change in valuation of both our $150,000,000 first swap and $100,000,000 second swap. The first swap derivative instrument failed to qualify as a cash flow hedge beginning January 1, 2023 because the swap was deemed ineffective due to our counterparty’s one-time cancellation option on December 31, 2024, as compared with the maturity date of the Term Loan. The second derivative instrument was not designated as a cash flow hedge. These unrealized gains reflect increases during the six months ended June 30, 2023 in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date). Future increases or decreases in the forward curve for SOFR rates through December 31, 2024 will result in future unrealized gains or losses on swap valuations. If there is a significant drop in interest rates in the future, the first interest rate swap derivative could potentially qualify again as a cash flow hedge.
Income from unconsolidated investment in a real estate property, which reflects our approximate 72.7% TIC Interest in the Santa Clara property's results of operations, was $128,340 and $162,332 for the six months ended June 30, 2023 and 2022, respectively. The decrease primarily reflects changes in the timing of common area maintenance recoveries.

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
Other income of $131,987 and $132,136 for the six months ended June 30, 2023 and 2022, respectively, reflects our monthly management fee from the entities that own the TIC Interest property, which is equal to 0.1% of the total investment value of the property.
Distributions
Preferred Dividends
On March 9, 2023 and March 18, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for each of the first quarters of 2023 and 2022, which were paid on April 17, 2023 and April 15, 2022, respectively. On June 15, 2023 and June 15, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for each of the second quarters of 2023 and 2022, which were paid on July 17, 2023 and July 15, 2022, respectively.
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
Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows for the first two quarters of 2023 and the four quarters of 2022:

					Cash Flows Provided by (Used in) Operating Activities
Period	Total Distributions Declared	Distributions Declared Per Share	Distributions Paid			Net Rental Income Received	Offering Proceeds	Quarter End Accrued Distribution
			Cash	Reinvested
2023
First Quarter	$2,544,255	$0.287500	$1,943,307	$595,585	$2,784,869	$2,544,255	$—	$851,794
Second Quarter	2,622,987	0.287500	2,038,397	566,309	4,504,239	2,622,987	—	875,408
2023 Total	$5,167,242	$0.575000	$3,981,704	$1,161,894	$7,289,108	$5,167,242	$—
2022
First Quarter (1)	$3,284,431	$0.387499	$1,418,783	$1,492,404	$(1,083,310)	$3,284,431	$—	$854,599
Second Quarter	2,519,371	0.287500	2,070,570	711,223	6,159,782	2,519,371	—	844,183
Third Quarter	2,520,740	0.287500	1,856,735	663,219	4,250,291	2,520,740	—	841,510
Fourth Quarter	2,523,067	0.287500	1,895,194	623,313	7,322,058	2,523,067	—	846,070
2022 Totals	$10,847,609	$1.249999	$7,241,282	$3,490,159	$16,648,821	$10,847,609	$—
(1)    Includes the 13th distribution for 2021 declared on January 5, 2022 for Class C common stock only and distributions to Class C OP Units.

Distributions to stockholders are declared and paid based on monthly record dates. The distribution details are as follows:

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2022
January 1-31	$0.095833	January 27, 2022	February 25, 2022
February 1-28	$0.095833	February 17, 2022	March 25, 2022
March 1-31	$0.095833	February 17, 2022	April 25, 2022
April 1-30	$0.095833	March 18, 2022	May 25, 2022
May 1-31	$0.095833	March 18, 2022	June 27, 2022
June 1-30	$0.095833	March 18, 2022	July 25, 2022
July 1-31	$0.095833	June 15, 2022	August 25, 2022
August 1-31	$0.095833	June 15, 2022	September 26, 2022
September 1-30	$0.095833	June 15, 2022	October 25, 2022
October 1-31	$0.095833	August 18, 2022	November 23, 2022
November 1-30	$0.095833	August 18, 2022	December 23, 2022
December 1-31	$0.095833	August 18, 2022	January 25, 2023

2023
January 1-31	$0.095833	November 7, 2022	February 24, 2023
February 1-28	$0.095833	November 7, 2022	March 24, 2023
March 1-31	$0.095833	November 7, 2022	April 25, 2023
April 1-30	$0.095833	March 9, 2023	May 25, 2023
May 1-31	$0.095833	March 9, 2023	June 26, 2023
June 1-30	$0.095833	March 9, 2023	July 25, 2023
July 1-31	$0.095833	June 15, 2023	August 25, 2023 (1)
August 1-31	$0.095833	June 15, 2023	September 25, 2023 (1)
September 1-30	$0.095833	June 15, 2023	October 25, 2023 (1)
(1)    Reflects the expected payment date since the distribution has not been paid as of the filing date of this Quarterly Report on Form 10-Q.

Properties
Portfolio Information
Our wholly-owned investments in real estate properties as of June 30, 2023, December 31, 2022 and June 30, 2022, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	As of
	June 30, 2023	December 31, 2022	June 30, 2022
Number of properties:	(1)	(2)
Industrial, including TIC Interest	38	27	20
Retail	12	12	13
Office	6	7	10
Total operating properties and properties held for sale	56	46	43

Leasable square feet:
Industrial	3,695,167	2,541,792	2,068,388
Retail	230,176	230,176	234,029
Office	361,181	401,291	585,967
Total	4,286,524	3,173,259	2,888,384
(1)    Includes 11 retail properties and three office properties classified as held for sale as of June 30, 2023.
(2)    Includes one office property classified as held for sale as of December 31, 2022.
Acquisitions of Real Estate Investments
We acquired 10 properties during each of the six months ended June 30, 2023 and 2022 as follows:

Property Tenant	Location	Property Type	Area (Square Feet)	Lease Term (Years)	Annual Rent Increase	Acquisition Price	Initial Cap Rate
2023
Plastic Products	Princeton, MN	Industrial	148,012	5.8	3.0%	$6,368,776	7.5%
Stealth Manufacturing	Savage, MN	Industrial	55,175	20	2.5%	5,500,000	7.7%
Lindsay	Gap, PA	Industrial	137,086	24	2.2%	16,543,624	7.5%
Summit Steel	Reading, PA	Industrial	116,560	20	2.9%	11,200,000	7.3%
PBC Linear	Roscoe, IL	Industrial	219,287	20	2.5%	20,000,000	7.8%
Cameron Tool	Lansing, MI	Industrial	93,085	20	2.5%	5,721,174	8.5%
S.J. Electro Systems	Three properties acquired: Minnesota (2) and Ohio	Industrial	159,680	17	2.8%	15,975,000	7.5%
Titan	Alleyton, TX	Industrial	223,082	20	2.9%	17,100,000	8.2%
			1,151,967			$98,408,574	(1)
2022
KIA/Trophy of Carson	Carson, CA	Retail	72,623	25	2.0%	$69,275,000	5.7%
Kalera	Saint Paul, MN	Industrial	78,857	20	2.5%	8,079,000	7.0%
Lindsay	Eight properties acquired: Colorado (3), Ohio (2), North Carolina, South Carolina and Florida	Industrial	618,195	25	2.0%	56,150,000	6.7%
			769,675			$133,504,000
(1)    Does not include $1,800,000 deposit to fund improvements to the Lindsay property in Franklinton, North Carolina.

We have a limited operating history. In evaluating the above properties as potential acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including among others the condition and financial performance of the properties, the terms of the existing leases or leases we initiate and the creditworthiness of the tenants, property location and access, age of the properties, physical condition and neighboring property uses.
Sales of Real Estate Investments
There were no dispositions during the six months ended June 30, 2023. We completed five dispositions during the six months ended June 30, 2022 as follows:

Property	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sales Price	Net Proceeds
2022
Bon Secours	Richmond, VA	2/11/2022	Office	72,890	$10,200,000	$—	(1)
Omnicare	Richmond, VA	2/11/2022	Flex	51,800	8,760,000	—	(1)
Texas Health	Dallas, TX	2/11/2022	Office	38,794	7,040,000	11,892,305	(1)
Accredo	Orlando, FL	2/24/2022	Office	63,000	14,000,000	5,012,724
EMCOR	Cincinnati, OH	6/29/2022	Office	39,385	6,525,000	6,345,642
				265,869	$46,525,000	$23,250,671
(1)    Combined net proceeds for the February 11, 2022 disposition are net of commissions, closing costs and repayment of the outstanding mortgages.
New and Extension of Leases
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
On June 29, 2023, we leased our property in Rocklin, California, which was previously leased to Gap, Inc., to EMC Shop for an initial base annual rent of $441,210, which will be adjusted to fair market value annually beginning on July 1, 2024 for increases only. The lease term is 11.5 years through December 31, 2034. The lease includes a purchase option which EMC Shop can exercise any time through March 31, 2024. EMC Shop is engaged with consultants and other engineers involved in frontline experimentation of electromagnetic effects on emerging technologies. An ISO 17025 accredited company and registered government contractor, EMC Shop manufactures and stocks solutions including non-conductive tables, preamplifiers, line impedance stabilization networks, antenna measurements, automotive radar, and millimeter wave solutions for 5G testing. Its calibration laboratories include three areas: electrostatic discharge, radio frequency and conducted immunity/susceptibility.
We are continuing to explore potential lease extensions for certain of our other properties.
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop the properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of June 30, 2023 and December 31, 2022, we had obligations to pay $2,802,652 and $1,789,027, respectively, for on-site and tenant improvements to be incurred by tenants. We expect that the related improvements will be completed during the next twelve months and will be funded from cash on hand, operating cash flow or borrowings under our Revolver.

In addition, we have identified approximately $991,000 of roof and HVAC replacement, elevator upgrades and paving replacement, sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months. Approximately $54,000 of these improvements are expected to be recoverable from the tenant through operating expense reimbursements. We will initially pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $937,000 are not recoverable from tenants. These improvements will be funded from cash on hand, operating cash flows, or borrowings under our Credit Facility.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 13, 2023. There have been no significant changes to our policies during the six months ended June 30, 2023.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 of our accompanying unaudited condensed consolidated financial statements for discussion of commitments and contingencies).
Related-Party Transactions and Agreements
See Note 9 of our accompanying unaudited condensed consolidated financial statements for details of the various related-party transactions and agreements.
Subsequent Events
See Note 13 of our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to June 30, 2023 through the filing date of this report.

Recent Accounting Pronouncements
See Note 2 of our accompanying unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of June 30, 2023.
Item 3.  Quantitative and Qualitative Disclosure About Market Risk
Not applicable as we are a smaller reporting company.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective except for the material weakness in internal control over financial reporting described below.
Notwithstanding this material weakness, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.
Material Weakness in Internal Control over Financial Reporting
In the course of reviewing the immaterial error corrections described in Note 2 of our condensed consolidated financial statements regarding corrections made during the first quarter of 2023 related to (i) accounting for property taxes paid directly by tenants to taxing authorities on a net basis as of and for the years ended December 31, 2022 and 2021, inclusive of the interim periods therein, and (ii) corrections made during the fourth quarter of 2022 related to the classification of straight-line rent receivable write-offs associated with real estate investment sales for the years ended December 31, 2022 and 2021, inclusive of the interim periods therein, it was concluded that the combination of the two immaterial error corrections constituted a material weakness as of December 31, 2022 in the Company’s ability to properly identify and evaluate applicable accounting standards involved with non-recurring transactions and recent accounting pronouncements.
The corrections did not affect net loss or net loss per share during the years ended December 31, 2022 and 2021 as previously reported in the consolidated statement of operations. The corrections also did not affect non-GAAP measures AFFO and EBITDA.
Remediation Plan
During the second quarter of 2023, management began to enhance the Company’s internal control environment by revisiting and refining policies and procedures to utilize additional qualified consultants, when necessary, to assist the Company in addressing non-recurring transactions and new applicable accounting pronouncements. In addition, management is conducting a review and reorganization of its accounting policy documentation as it relates to the Company's current business in an effort to ensure that it is comprehensive, in conformance with GAAP and available for key accounting personnel to reference when evaluating new transactions.

Changes in Internal Control over Financial Reporting
Other than the controls related to the remediation plan discussed above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will implement the Remediation Plan to correct the material control weakness described above.
PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 10 of our accompanying unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 13, 2023.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2023, we issued an aggregate of 5,500 shares of Class C common stock to non-employee members of the Board for their service as Board members during the third quarter of 2023. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Our Stock Repurchases
On December 21, 2022, our Board authorized up to $15,000,000 in repurchases of our outstanding shares of Class C common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023. Repurchases made pursuant to the 2023 SRP will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The 2023 SRP may be suspended or discontinued at any time. From April 1, 2023 to June 30, 2023, we repurchased a total of 88,892 shares of our Class C common stock for a total of $1,079,480 under this share repurchase program for an average cost of $12.14 per share.
The following table summarizes our repurchase activity under the 2023 SRP for our Class C common stock for the three months ended June 30, 2023.

Period	Total Number of Shares Repurchased During the Quarter	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Repurchased Under the Plans or Programs
April 1-30, 2023	32,805	$10.68	32,805	$14,599,850
May 1-31, 2023	53,268	$12.92	53,268	$13,911,666
June 1-30, 2023	2,819	$14.48	2,819	$13,870,838
Total	88,892	$12.14	88,892

Item 5. Other Information
On August 8, 2023, we received notification from Asma Ishaq, a member of our Board, that she was resigning from the Board, effective as of August 8, 2023. Ms. Ishaq’s resignation is not due to any disagreement with us, our Board, or our management on any matter relating to our operations, policies, or practices. Ms. Ishaq served as a member of the Board’s compensation committee at the time of her resignation. Our Board has determined not to fill the vacancy left by Ms. Ishaq’s resignation and therefore has reduced the size of the Board from seven to six members, effective as of August 8, 2023.
Effective August 11, 2023, we changed our name from “Modiv Inc.” to “Modiv Industrial, Inc.” pursuant to Articles of Amendment that we filed in the state of Maryland solely to change our name. We will continue to use the “MDV” ticker symbol and our Class C common stock will start trading as Modiv Industrial, Inc. Class C common stock on August 24, 2023.
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Industrial, Inc. (f/k/a Modiv Inc.) (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Second Amended and Restated Bylaws of Modiv Industrial, Inc. (f/k/a Modiv Inc.) (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

3.4*	Articles of Amendment to the Articles of Amendment and Restatement of Modiv Inc. changing its name to Modiv Industrial, Inc.
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

Modiv Industrial, Inc.
(Registrant)

By:	/s/ AARON S. HALFACRE
Name:	Aaron S. Halfacre
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ RAYMOND J. PACINI
Name:	Raymond J. Pacini
Title:	Chief Financial Officer (principal financial officer)
Date: August 14, 2023