Form 10-Q
period 2023-09-30
Modiv Industrial, Inc.
filed 2023-11-13
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, there were 7,590,138 shares of Class C common stock outstanding.

MODIV INDUSTRIAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Real estate investments:
Land	$106,263,557	$103,657,237
Buildings and improvements	402,036,084	329,867,099
Equipment	4,429,000	4,429,000
Tenant origination and absorption costs	15,929,385	19,499,749
Total investments in real estate property	528,658,026	457,453,085
Accumulated depreciation and amortization	(47,587,670)	(46,752,322)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	481,070,356	410,700,763
Unconsolidated investment in a real estate property	10,035,805	10,007,420
Total real estate investments, net, excluding real estate investments held for sale, net	491,106,161	420,708,183
Real estate investments held for sale, net	8,628,186	5,255,725
Total real estate investments, net	499,734,347	425,963,908
Cash and cash equivalents	5,641,610	8,608,649
Tenant receivables	11,211,058	7,263,202
Above-market lease intangibles, net	1,332,458	1,850,756
Prepaid expenses and other assets	4,881,383	6,100,937
Investment in preferred stock	10,060,000	—
Interest rate swap derivatives	6,156,179	4,629,702
Other assets related to real estate investments held for sale	46,158	12,765
Total assets	$539,063,193	$454,429,919
Liabilities and Equity
Mortgage notes payable, net	$34,118,748	$44,435,556
Credit facility revolver	—	3,000,000
Credit facility term loan, net	248,385,927	148,018,164
Accounts payable, accrued and other liabilities	8,893,630	7,649,806
Below-market lease intangibles, net	9,098,703	9,675,686
Interest rate swap derivatives	—	498,866
Liabilities related to real estate investments held for sale	162,349	117,881
Total liabilities	300,659,357	213,395,959

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of September 30, 2023 and December 31, 2022	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 7,920,926 shares issued and 7,577,416 shares outstanding as of September 30, 2023 and 7,762,506 shares issued and 7,512,353 shares outstanding as of December 31, 2022	7,921	7,762
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in-capital	289,837,352	278,339,020
Treasury stock, at cost, 343,510 shares and 250,153 shares held as of September 30, 2023 and December 31, 2022, respectively	(5,290,780)	(4,161,618)
Cumulative distributions and net losses	(132,524,459)	(117,938,876)
Accumulated other comprehensive income	2,871,866	3,502,616
Total Modiv Industrial, Inc. equity	154,903,900	159,750,904
Noncontrolling interests in the Operating Partnership	83,499,936	81,283,056
Total equity	238,403,836	241,033,960
Total liabilities and equity	$539,063,193	$454,429,919
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental income	$12,500,338	$10,303,402	$34,648,083	$30,017,493

Operating expenses:
General and administrative	1,735,104	1,838,388	5,240,935	5,559,753
Stock compensation expense	8,469,867	549,240	9,790,206	1,740,852
Depreciation and amortization	4,175,209	3,598,592	11,403,603	10,581,765
Property expenses	1,195,224	1,415,621	4,429,936	5,009,701
Impairment of real estate investment property	—	—	3,499,438	—
Impairment of goodwill	—	—	—	17,320,857
Total operating expenses	15,575,404	7,401,841	34,364,118	40,212,928

(Loss) gain on sale of real estate investments	(1,708,801)	3,932,028	(1,708,801)	11,527,185
Operating (loss) income	(4,783,867)	6,833,589	(1,424,836)	1,331,750

Other income (expense):
Interest income	26,386	1,665	296,921	16,863
Dividend income	190,000	—	190,000	—
Income from unconsolidated investment in a real estate property	79,164	64,358	207,506	226,690
Interest expense, net of derivative settlements and unrealized gain on interest rate swaps	(2,922,918)	(2,514,838)	(6,761,779)	(5,280,167)
Increase in fair value of investment in preferred stock	440,000	—	440,000	—
Loss on early extinguishment of debt	—	—	—	(1,725,318)
Other	65,993	65,993	197,978	198,129
Other expense, net	(2,121,375)	(2,382,822)	(5,429,374)	(6,563,803)

Net (loss) income	(6,905,242)	4,450,767	(6,854,210)	(5,232,053)
Less: net loss (income) attributable to noncontrolling interest in Operating Partnership	1,368,896	(528,540)	1,535,452	1,180,275
Net (loss) income attributable to Modiv Industrial, Inc.	(5,536,346)	3,922,227	(5,318,758)	(4,051,778)
Preferred stock dividends	(921,875)	(921,875)	(2,765,625)	(2,765,625)
Net (loss) income attributable to common stockholders	$(6,458,221)	$3,000,352	$(8,084,383)	$(6,817,403)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.86)	$0.40	$(1.07)	$(0.91)
Diluted	$(0.86)	$0.35	$(1.07)	$(0.91)
Weighted-average number of common shares outstanding:
Basic	7,548,052	7,449,968	7,537,505	7,486,945
Diluted	7,548,052	10,180,543	7,537,505	7,486,945

Distributions declared per common share	$0.2875	$0.2875	$0.8625	$0.9625
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(6,905,242)	$4,450,767	$(6,854,210)	$(5,232,053)
Other comprehensive loss: cash flow hedge adjustments
Add: Amortization of unrealized holding gain on interest rate swap	253,092	—	756,496	—
Unrealized holding gain on interest rate swap designated as a cash flow hedge	—	4,255,906	—	4,255,906
Comprehensive (loss) income	(6,652,150)	8,706,673	(6,097,714)	(976,147)

Net loss (income) attributable to noncontrolling interest in Operating Partnership	1,368,896	(528,540)	1,535,452	1,180,275
Other comprehensive loss attributable to noncontrolling interest in Operating Partnership: cash flow hedge adjustments
Add: Amortization of unrealized holding gain on interest rate swap	44,264	—	125,746	—
Unrealized holding gain on interest rate swap designated as a cash flow hedge	—	(637,429)	—	(637,429)
Comprehensive loss (income) attributable to noncontrolling interest in Operating Partnership	1,413,160	(1,165,969)	1,661,198	542,846

Comprehensive (loss) income attributable to Modiv Industrial, Inc.	$(5,238,990)	$7,540,704	$(4,436,516)	$(433,301)
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Equity
Three Months Ended September 30, 2023 and 2022
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, June 30, 2023	2,000,000	$2,000	7,874,502	$7,875	$280,815,445	(343,510)	$(5,290,780)	$(123,895,028)	$3,080,694	$154,720,206	$85,373,051	$240,093,257
Issuance of common stock - distribution reinvestments	—	—	42,230	42	552,044	—	—	—	—	552,086	—	552,086
Stock compensation expense	—	—	4,194	4	69,996	—	—	—	—	70,000	—	70,000
OP Units compensation expense	—	—	—	—	8,399,867	—	—	—	—	8,399,867	—	8,399,867
Dividends declared, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Distributions declared, common stock	—	—	—	—	—	—	—	(2,171,210)	—	(2,171,210)	—	(2,171,210)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(459,955)	(459,955)
Net loss	—	—	—	—	—	—	—	(5,536,346)	—	(5,536,346)	(1,368,896)	(6,905,242)
Amortization of unrealized holding gain on interest rate swap	—	—	—	—	—	—	—	—	(208,828)	(208,828)	(44,264)	(253,092)
Balance, September 30, 2023	2,000,000	$2,000	7,920,926	$7,921	$289,837,352	(343,510)	$(5,290,780)	$(132,524,459)	$2,871,866	$154,903,900	$83,499,936	$238,403,836

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net (Losses) Income	Accumulated Other Comprehensive Income	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, June 30, 2022	2,000,000	$2,000	7,643,992	$7,644	$275,922,227	(187,430)	$(3,253,902)	$(116,491,382)	$—	$156,186,587	$80,949,131	$237,135,718
Issuance of common stock -distribution reinvestments	—	—	43,617	44	663,175	—	—	—	—	663,219	—	663,219
Stock compensation expense	—	—	10,317	10	164,990	—	—	—	—	165,000	—	165,000
OP Units compensation expense	—	—	—	—	466,740	—	—	—		466,740	—	466,740
Offering costs	—	—	—	—	(138,058)	—	—	—	—	(138,058)	—	(138,058)
Repurchase of common stock	—	—	—	—	—	(45,715)	(703,850)	—	—	(703,850)	—	(703,850)
Dividends declared - preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Distributions declared, common stock	—	—	—	—	—	—	—	(2,143,444)	—	(2,143,444)	—	(2,143,444)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(377,297)	(377,297)
Net income	—	—	—	—	—	—	—	3,922,227	—	3,922,227	528,540	4,450,767
Other comprehensive income	—	—	—	—	—	—	—	—	3,618,477	3,618,477	637,429	4,255,906
Balance, September 30, 2022	2,000,000	$2,000	7,697,926	$7,698	$277,079,074	(233,145)	$(3,957,752)	$(115,634,474)	$3,618,477	$161,115,023	$81,737,803	$242,852,826
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2022	2,000,000	$2,000	7,762,506	$7,762	$278,339,020	(250,153)	$(4,161,618)	$(117,938,876)	$3,502,616	$159,750,904	$81,283,056	$241,033,960
Issuance of common stock - distribution reinvestments	—	—	140,965	141	1,708,144	—	—	—	—	1,708,285	—	1,708,285
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	—	5,175,285	5,175,285
Stock compensation expense	—	—	17,455	18	234,982	—	—	—	—	235,000	—	235,000
OP Units compensation expense	—	—	—	—	9,555,206	—	—	—	—	9,555,206	—	9,555,206
Repurchase of common stock	—	—	—	—	—	(93,357)	(1,129,162)	—	—	(1,129,162)	—	(1,129,162)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(2,765,625)	—	(2,765,625)	—	(2,765,625)
Distributions declared, common stock	—	—	—	—	—	—	—	(6,501,200)	—	(6,501,200)	—	(6,501,200)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(1,297,207)	(1,297,207)
Net loss	—	—	—	—	—	—	—	(5,318,758)	—	(5,318,758)	(1,535,452)	(6,854,210)
Amortization of unrealized holding gain on interest rate swap	—	—	—	—	—	—	—	—	(630,750)	(630,750)	(125,746)	(756,496)
Balance, September 30, 2023	2,000,000	$2,000	7,920,926	$7,921	$289,837,352	(343,510)	$(5,290,780)	$(132,524,459)	$2,871,866	$154,903,900	$83,499,936	$238,403,836

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2021	2,000,000	$2,000	7,490,404	$7,491	$273,441,831	—	$—	$(101,624,430)	$—	$171,826,892	$50,603,000	$222,429,892
Issuance of common stock -distribution reinvestments	—	—	152,606	153	2,866,693	—	—	—	—	2,866,846	—	2,866,846
Listed offering of common stock, net	—	—	40,000	40	114,460	—	—	—	—	114,500	—	114,500
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	—	32,809,551	32,809,551
Stock compensation expense	—	—	14,916	14	247,486	—	—	—	—	247,500	—	247,500
OP Units compensation expense	—	—	—	—	1,493,352	—	—	—	—	1,493,352	—	1,493,352
Offering costs	—	—	—	—	(1,084,748)	—	—	—	—	(1,084,748)	—	(1,084,748)
Repurchase of common stock	—	—	—	—	—	(233,145)	(3,957,752)	—	—	(3,957,752)	—	(3,957,752)
Dividends declared - preferred stock	—	—	—	—	—	—	—	(2,765,625)	—	(2,765,625)	—	(2,765,625)
Distributions declared, common stock	—	—	—	—	—	—	—	(7,192,641)	—	(7,192,641)	—	(7,192,641)
Distributions declared, Class C OP Units	—	—	—	—	—	—	—	—	—	—	(1,131,902)	(1,131,903)
Net loss	—	—	—	—	—	—	—	(4,051,778)	—	(4,051,778)	(1,180,275)	(5,232,053)
Other comprehensive income	—	—	—	—	—	—	—	—	3,618,477	3,618,477	637,429	4,255,906
Balance, September 30, 2022	2,000,000	$2,000	7,697,926	$7,698	$277,079,074	(233,145)	$(3,957,752)	$(115,634,474)	$3,618,477	$161,115,023	$81,737,803	$242,852,826
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(6,854,210)	$(5,232,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,403,603	10,581,765
Stock compensation expense	9,790,206	1,740,852
Amortization of deferred rents	(4,528,120)	(2,593,698)
Amortization of deferred lease incentives	217,537	323,347
Write-offs and amortization of deferred financing costs and premium/discount	556,134	1,470,289
Amortization of (below) above market lease intangibles, net	(596,194)	(862,861)
Impairment of real estate investment property	3,499,438	—
Increase in fair value of investment in preferred stock	(440,000)	—
Impairment of goodwill	—	17,320,857
Write-off of purchase deposit	—	375,000
Loss (gain) on sale of real estate investments	1,708,801	(11,527,185)
Unrealized gain on interest rate swap valuation	(2,781,838)	(530,997)
Write-off of unrealized gain on interest rate swaps	—	(788,016)
Income from unconsolidated investment in a real estate property	(207,506)	(226,690)
Distributions from unconsolidated investment in a real estate property	179,121	179,531
Change in operating assets and liabilities:
Decrease in tenant receivables	242,711	90,743
(Increase) decrease in prepaid and other assets	(104,469)	284,145
Decrease in accounts payable, accrued and other liabilities	(875,048)	(1,278,266)
Net cash provided by operating activities	11,210,166	9,326,763

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(122,778,215)	(127,144,029)
Additions to existing real estate investments	(1,744,462)	(3,855,719)
Collection of note receivable from early termination of lease	—	1,836,767
Net proceeds from sale of real estate investments	34,737,474	66,489,004
Purchase deposits, net	(1,259,452)	(195,614)
Refund (payment) of lease incentives	48,731	(2,100,000)
Net cash used in investing activities	(90,995,924)	(64,969,591)

Cash Flows from Financing Activities:
Borrowings from credit facility term loan	100,000,000	150,000,000
Repayments of credit facility revolver, net	(3,000,000)	(1,247,000)
Principal payments on mortgage notes payable	(10,230,160)	(130,421,220)
Payments of deferred financing costs	—	(2,186,468)
Proceeds from listed offering of common stock, net	—	114,500
Payments of offering costs	—	(1,084,748)
Repurchases of common stock	(1,129,162)	(3,957,752)
Dividends paid to preferred stockholders	(2,765,625)	(2,909,028)
Distributions paid to common stockholders	(4,786,681)	(4,339,952)
Distributions paid to Class C OP Units holders	(1,269,653)	(1,006,136)
Net cash provided by financing activities	76,818,719	2,962,196
Net decrease in cash and cash equivalents	(2,967,039)	(52,680,632)
Cash and cash equivalents, beginning of period	8,608,649	58,407,520
Cash and cash equivalents, end of period	$5,641,610	$5,726,888

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,675,670	$5,152,425

Supplemental Schedule of Noncash Investing and Financing Activities:
Investment in preferred stock	$9,620,000	$—
Accrued real estate improvements	$2,350,000	$512,908
Reclassification of tenant improvements from other assets to real estate investments	$—	$522,844
Issuance of Class C OP Units in the acquisition of a real estate investment	$5,175,284	$32,809,551
Reinvested distributions from common stockholders	$1,716,399	$2,866,846
Accrued distributions and dividends	$33,787	$(31,794)
Supplemental disclosure related to changes in real estate investments held for sale, net:
Real estate investments held for sale, net	$3,372,461	$31,510,762
Other assets related to real estate investments held for sale	$33,393	$788,296
Mortgage notes payable related to real estate investments held for sale, net	$—	$(21,699,912)
Other liabilities related to real estate investments held for sale	$44,468	$(383,282)
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Industrial, Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company changed its name from Modiv Inc. to Modiv Industrial, Inc., effective August 11, 2023. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, of which 2,000,000 shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300,000,000 shares of Class C common stock, $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company's Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company's Class C common stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022.
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 68% and 73% partnership interest in, the Operating Partnership as of September 30, 2023 and December 31, 2022, respectively. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12.
As of September 30, 2023, the Company's portfolio of approximately 4.6 million square feet of aggregate leasable space consisted of investments in 44 real estate properties, comprised of: 39 industrial properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), which represent approximately 76% of the portfolio (expressed as a percentage of annual base rent (“ABR”) as of September 30, 2023), one retail property, which represents approximately 10% of the portfolio, and four office properties (including one classified as a held for sale property), which represent approximately 14% of the portfolio.
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
The purchase price for the Class C common stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C common stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to the Company's transfer agent by DRP participants for each share of Class C common stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022. From February 2022 through September 30, 2023, the Company issued 351,276 shares of Class C common stock under the DRP.

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
Under the 2022 SRP, the Company repurchased an aggregate of 250,153 shares of its Class C common stock for an aggregate value of $4,161,618 at an average cost of $16.64 per share. Under the 2023 SRP, during the nine months ended September 30, 2023, the Company repurchased an aggregate of 93,357 shares of its Class C common stock for an aggregate value of $1,129,162 at an average cost of $12.10 per share. The Company did not repurchase any of its Class C common stock during the three months ended September 30, 2023.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2023.
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
Noncontrolling Interests in the Operating Partnership
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's exclusive responsibility and discretion in the management and control of the Operating Partnership through its general partnership interest therein, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying unaudited condensed consolidated balance sheets and statements of equity. As discussed in Note 12, other than the noncontrolling interests related to “UPREIT” transactions completed in January 2022 and April 2023, all noncontrolling interests currently represent non-voting, non-distribution accruing interests with no allocation of profits or losses, but have various conversion rights to obtain future rights to distributions and allocation of profits and losses.
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

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Real Estate Acquisitions
In accordance with ASC 805, Business Combinations, the Company evaluates each real estate acquisition to determine whether to account for the acquisition as an asset acquisition or a business combination. When it concludes that substantially all of the fair value of the gross asset is concentrated in a single identifiable asset rather than an integrated set of activities and assets, the Company recognizes the acquisition of a real estate asset rather than a business combination, and allocates the acquisition cost to tangible and intangible assets based on their relative fair values. All of the Company's real estate acquisitions for the nine months ended September 30, 2023 and the year ended December 31, 2022 have been accounted for as asset acquisitions.
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
The Company recognizes rental income from tenants under operating leases on a straight-line basis over the noncancelable term of the lease when collectability of such amounts is reasonably assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, the management of the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company.
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
Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions during both the three and nine months ended September 30, 2023 and 2022 met these criteria at closing. When properties are sold, operating results of the properties remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying unaudited condensed consolidated statements of operations.
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
Treasury Stock
The Company accounts for repurchased shares of its Class C common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of equity in the Company's accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
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
Investment in preferred stock: The Company’s investment in preferred stock is presented at fair value in the accompanying unaudited condensed consolidated balance sheet using Level 3 inputs. The preferred stock investment has been recorded at fair value by incorporating both the Monte Carlo simulation model and a dividend discount model. These models incorporate risk-free rates, stock prices, yield and volatility. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of an independent third-party valuation specialist.
Derivative Instruments: The Company’s derivative instruments are presented at fair value in the accompanying unaudited condensed consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks on the contracts, are incorporated in the fair values to account for potential nonperformance risk.
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
Derivative Instruments and Hedging Activities
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate debt. The Company does not enter into derivatives for speculative purposes. The Company records derivative instruments at fair value on its accompanying unaudited condensed consolidated balance sheets. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. If the Company elects to designate a derivative in a hedging relationship and the hedging relationship satisfies the criteria necessary to apply hedge accounting, the derivative is designated as a cash flow hedge and the unrealized holding gain or loss on the interest rate swap is presented in comprehensive (loss) income and accumulated other comprehensive income in the Company's accompanying unaudited condensed consolidated statements of comprehensive (loss) income and condensed consolidated balance sheets, respectively. If the derivative instrument does not meet the hedge accounting criteria, the change in the fair value of the derivative is recorded as a gain or loss on the interest rate swap and included in interest expense, net of derivative settlements and unrealized gain on interest rate swaps in the Company's accompanying unaudited condensed consolidated statements of operations.
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
Restricted Operating Partnership Unit Awards
Historically, the fair values of the restricted Operating Partnership unit awards issued or granted by the Company were based on an estimated NAV per share (unaudited) of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity prior to the listing of the Company's Class C common stock on the NYSE. The fair value of future grants of restricted Operating Partnership unit awards will be determined based on the NYSE's market closing price of the Company's Class C common stock on the date of grant. Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction and UPREIT Transactions (each as defined and discussed in Note 12) are recorded in equity under noncontrolling interests in the Operating Partnership in the Company's accompanying unaudited condensed consolidated balance sheets and statements of equity. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 12). The Company has elected to record forfeitures as they occur. Compensation cost is recorded for units to be issued subject to a performance condition when it is probable that the performance condition will be met.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Immaterial Error Corrections
During the first quarter of 2023, management determined that its prior treatment of property taxes in those instances where the Company was responsible for paying property taxes and subsequently seeking tenant reimbursement should be treated differently than those instances where property taxes were paid directly by tenants to taxing authorities. Management determined that property taxes paid directly by tenants to taxing authorities should not have been recorded in the Company’s accompanying unaudited condensed consolidated statements of operations for the prior year periods in accordance with ASU 2018-20 “Leases (Topic 842) - Narrow-Scope Improvements for Lessors.” Accordingly, the Company’s accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 reflect an adjustment to reduce rental income and a corresponding reduction in property expenses of $648,271 and $1,784,668, respectively, for such property taxes and the Company's consolidated balance sheet as of December 31, 2022 reflects a reduction in tenant receivables with a corresponding reduction in accounts payable, accrued and other liabilities of $1,596,127. The corrections did not affect net income (loss) or net income (loss) per share for the three and nine months ended September 30, 2022 in the accompanying unaudited condensed consolidated statements of operations.
During the fourth quarter of 2022, management determined that straight-line rents receivable write-offs associated with real estate investments previously sold should be reclassified as a component of the related gain on sale of the real estate investments rather than as an offset to rental income as previously presented in the Company's statements of operations. Accordingly, the Company’s accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 reflect an increase in rental income and a corresponding reduction in the gain on sale of real estate investments of $739,255 and $1,546,976, respectively. The reclassification did not affect net income (loss) or net income (loss) per share for the three and nine months ended September 30, 2022 in the accompanying unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements
New Accounting Standards Recently Issued and Not Yet Adopted
In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. At present, GAAP does not provide specific authoritative guidance on how a joint venture, upon formation, should recognize and initially measure assets contributed and liabilities assumed. ASU 2023-05 will require that a joint venture apply a new basis of accounting upon formation. By applying the new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASU 2023-05 are effective prospectively for all joint ventures formed on or after January 1, 2025. Joint ventures formed prior to January 1, 2025 may elect to apply the amendments retrospectively and early adoption is permitted. The Company does not currently anticipate any material impact from the implementation of ASU 2023-05.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of September 30, 2023, the Company’s real estate investment portfolio consisted of 44 operating properties located in 16 states comprised of: 39 industrial properties (including the Company's approximate 72.7% TIC Interest in a Santa Clara, California industrial property which is not reflected in the table below but discussed in Note 4), one retail property and four office properties (including the one held for sale property not reflected in the table below).
The following table provides summary information regarding the Company’s 42 operating properties held for investment and use as of September 30, 2023:

Property Tenant	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
Northrop Grumman	Melbourne, FL	3/7/2017	Industrial	$13,608,084	$—	$1,469,737	$(4,361,816)	$10,716,005
Northrop Grumman	Melbourne, FL	6/21/2018	Land	329,410	—	—	—	329,410
Husqvarna	Charlotte, NC	11/30/2017	Industrial	11,840,200	—	1,013,948	(2,095,659)	10,758,489
AvAir	Chandler, AZ	12/28/2017	Industrial	27,357,899	—	—	(4,019,833)	23,338,066
3M	DeKalb, IL	3/29/2018	Industrial	14,762,819	—	3,037,057	(5,983,018)	11,816,858
Taylor Fresh Foods	Yuma, AZ	10/24/2019	Industrial	34,194,369	—	2,894,017	(5,231,624)	31,856,762
Levins	Sacramento, CA	12/31/2019	Industrial	4,429,390	—	221,927	(820,330)	3,830,987
Labcorp	San Carlos, CA	12/31/2019	Industrial	9,672,174	—	408,225	(766,203)	9,314,196
WSP USA	San Diego, CA	12/31/2019	Industrial	9,896,800	—	539,633	(1,335,830)	9,100,603
ITW Rippey	El Dorado, CA	12/31/2019	Industrial	7,337,873	—	304,387	(1,005,487)	6,636,773
L3Harris	San Diego, CA	12/31/2019	Industrial	11,690,952	—	662,101	(1,541,628)	10,811,425
Arrow-TruLine	Archbold, OH	12/3/2021	Industrial	11,518,084	—	—	(742,619)	10,775,465
Kalera	Saint Paul, MN	1/31/2022	Industrial	6,412,509	4,429,000	—	(580,724)	10,260,785
Lindsay	Colorado Springs 1, CO	4/19/2022	Industrial	2,311,934	—	—	(85,054)	2,226,880
Lindsay	Colorado Springs 2, CO	4/19/2022	Industrial	3,314,406	—	—	(50,615)	3,263,791
Lindsay	Dacano, CO	4/19/2022	Industrial	6,889,402	—	—	(122,707)	6,766,695
Lindsay	Alachua, FL	4/19/2022	Industrial	8,518,123	—	—	(528,808)	7,989,315
Lindsay	Franklinton, NC	4/19/2022	Industrial	7,181,113	—	—	(233,143)	6,947,970
Lindsay	Canal Fulton 1, OH	4/19/2022	Industrial	11,345,533	—	—	(501,441)	10,844,092
Lindsay	Canal Fulton 2, OH	4/19/2022	Industrial	10,190,942	—	—	(459,435)	9,731,507
Lindsay	Rock Hill, SC	4/19/2022	Industrial	6,555,983	—	—	(245,356)	6,310,627
Lindsay	Gap, PA	4/13/2023	Industrial	16,580,044	—	—	(341,909)	16,238,135
Producto	Endicott, NY	7/15/2022	Industrial	2,362,310	—	—	(94,432)	2,267,878
Producto	Jamestown, NY	7/15/2022	Industrial	3,073,686	—	—	(115,606)	2,958,080
Valtir	Centerville, UT	7/26/2022	Industrial	4,685,355	—	—	(141,509)	4,543,846
Valtir	Orangeburg, SC	7/26/2022	Industrial	4,243,308	—	—	(168,370)	4,074,938
Valtir	Fort Worth, TX	7/26/2022	Industrial	3,278,522	—	—	(75,029)	3,203,493
Valtir	Lima, OH	8/4/2022	Industrial	9,921,943	—	—	(415,965)	9,505,978
Plastic Products	Princeton, MN	1/26/2023	Industrial	6,118,411	—	553,780	(413,432)	6,258,759
Stealth Manufacturing	Savage, MN	3/31/2023	Industrial	5,526,310	—	—	(91,887)	5,434,423
Summit Steel	Reading, PA	4/13/2023	Industrial	11,397,091	—	—	(182,790)	11,214,301
PBC Linear	Roscoe, IL	4/20/2023	Industrial	20,023,978	—	—	(337,592)	19,686,386
Cameron Tool	Lansing, MI	5/3/2023	Industrial	5,776,590	—	—	(85,644)	5,690,946
S.J. Electro Systems	Detroit Lakes, MN	5/5/2023	Industrial	6,314,057	—	—	(69,079)	6,244,978
S.J. Electro Systems	Plymouth, MN	5/5/2023	Industrial	2,225,635	—	—	(34,525)	2,191,110
S.J. Electro Systems	Ashland, OH	5/5/2023	Industrial	7,555,211	—	—	(79,864)	7,475,347
Titan	Alleyton, TX	5/11/2023	Industrial	17,146,503	—	—	(334,377)	16,812,126
Vistech	Piqua, OH	7/3/2023	Industrial	13,550,932	—	—	(109,232)	13,441,700
SixAxis	Andrews, SC	7/11/2023	Industrial	15,470,096	—	—	(154,425)	15,315,671

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(Operating properties table continued)
Property Tenant	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Equipment	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Investment in Real Estate Property, Net
KIA/Trophy of Carson	Carson, CA	1/18/2022	Retail	$69,286,444	$—	$118,606	$(1,814,016)	$67,591,034
Costco	Issaquah, WA	12/20/2018	Office	27,585,942	—	2,765,136	(6,289,044)	24,062,034
Solar Turbines	San Diego, CA	12/31/2019	Office	7,186,694	—	324,221	(881,175)	6,629,740
OES (1)	Rancho Cordova, CA	12/31/2019	Office	29,632,580	—	1,616,610	(4,646,438)	26,602,752
				$508,299,641	$4,429,000	$15,929,385	$(47,587,670)	$481,070,356
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
Impairment Charge
In March 2023, the Company recorded an impairment charge of $3,499,438 related to its property located in Nashville, Tennessee, leased to Cummins Inc. (“Cummins”) through February 29, 2024. The Company determined that an impairment charge was triggered by expectations of a shortened holding period and estimated the property's fair value based upon current market comparables. This property is held for sale as described in Real Estate Investments Held for Sale below.
Acquisitions:
Nine Months Ended September 30, 2023
During the nine months ended September 30, 2023, the Company acquired 12 industrial manufacturing real estate properties as follows:

Property Tenant	Location	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below- Market Lease Intangibles	Acquisition Price
Plastic Products	Princeton, MN	1/26/2023	$421,997	$5,696,414	$553,780	$(285,139)	$6,387,052
Stealth Manufacturing	Savage, MN	3/31/2023	770,752	4,755,558	—	—	5,526,310
Lindsay (1)	Gap, PA	4/13/2023	2,125,604	14,454,440	—	—	16,580,044
Summit Steel (2)	Reading, PA	4/13/2023	1,517,782	9,879,309	—	—	11,397,091
PBC Linear	Roscoe, IL	4/20/2023	699,198	19,324,780	—	—	20,023,978
Cameron Tool	Lansing, MI	5/03/2023	246,355	5,530,235	—	—	5,776,590
S.J. Electro Systems	Detroit Lakes, MN	5/05/2023	1,736,976	4,577,081	—	—	6,314,057
S.J. Electro Systems	Plymouth, MN	5/05/2023	627,903	1,597,732	—	—	2,225,635
S.J. Electro Systems	Ashland, OH	5/05/2023	251,233	7,303,978	—	—	7,555,211
Titan	Alleyton, TX	5/11/2023	2,056,161	15,090,342	—	—	17,146,503
Vistech	Piqua, OH	7/03/2023	922,310	12,628,622	—	—	13,550,932
SixAxis	Andrews, SC	7/11/2023	1,228,874	14,241,222	—	—	15,470,096
			$12,605,145	$115,079,713	$553,780	$(285,139)	$127,953,499
(1)    In addition, the Company provided a $1,800,000 deposit to fund improvements to the previously acquired Lindsay property in Franklinton, North Carolina.
(2)    The Company issued 287,516 Class C OP Units (as defined below) valued at $5,175,284 based on an agreed upon value of $18.00 per unit for a portion of the purchase price.
During the three and nine months ended September 30, 2023, the Company recognized $3,079,272 and $5,025,967, respectively, of total revenue related to the above-acquired properties.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Acquired Properties Lease Expirations:
The noncancellable lease terms of the properties acquired during the nine months ended September 30, 2023 are as follows:

Property Tenant	Lease Expiration
Plastic Products	10/31/2028
Stealth Manufacturing	3/31/2043
Lindsay	4/30/2047
Summit Steel	4/30/2043
PBC Linear	4/30/2043
Cameron Tool	5/31/2043
S.J. Electro Systems, for all three properties acquired	5/31/2040
Titan	5/31/2043
Vistech	7/31/2048
SixAxis	7/31/2048
Nine Months Ended September 30, 2022
During the nine months ended September 30, 2022, the Company acquired one retail and 15 industrial manufacturing real estate properties for $162,313,032. These properties are located in 10 states and had a weighted average lease term of approximately 24 years.
During the three and nine months ended September 30, 2022, the Company recognized $3,071,407 and $6,703,156, respectively, of total revenue related to these properties.
Dispositions:
Nine Months Ended September 30, 2023
During the nine months ended September 30, 2023, the Company sold 14 real estate properties as follows:

Property Tenant	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	(Loss) Gain on Sale		Net Proceeds
Dollar General	Litchfield, ME	8/10/2023	Retail	9,026	$1,247,974	$—	(1)	$—	(1)
Dollar General	Wilton, ME	8/10/2023	Retail	9,100	1,452,188	—	(1)	—	(1)
Dollar General	Thompsontown, PA	8/10/2023	Retail	9,100	1,111,832	—	(1)	—	(1)
Dollar General	Mt. Gilead, OH	8/10/2023	Retail	9,026	1,066,451	—	(1)	—	(1)
Dollar General	Lakeside, OH	8/10/2023	Retail	9,026	1,134,522	—	(1)	—	(1)
Dollar General	Castalia, OH	8/10/2023	Retail	9,026	1,111,832	—	(1)	—	(1)
Dollar General	Bakersfield, CA	8/10/2023	Retail	18,827	4,855,751	—	(1)	—	(1)
Dollar General	Big Spring, TX	8/10/2023	Retail	9,026	1,270,665	—	(1)	—	(1)
Dollar Tree	Morrow, GA	8/10/2023	Retail	10,906	1,293,355	—	(1)	—	(1)
PreK Education	San Antonio, TX	8/10/2023	Retail	50,000	12,888,169	—	(1)	—	(1)
Walgreens	Santa Maria, CA	8/10/2023	Retail	14,490	6,081,037	—	(1)	—	(1)
exp US Services	Maitland, FL	8/10/2023	Office	33,118	5,899,514	—	(1)	—	(1)
GSA (MSHA)	Vacaville, CA	8/10/2023	Office	11,014	2,586,710	(1,887,040)	(1)	39,014,581	(1)
EMC Shop	Rocklin, CA	8/31/2023	Flex	40,110	5,466,960	178,239		5,459,211
				241,795	$47,466,960	$(1,708,801)		$44,473,792
(1)    Represents the combined net loss on sale of $1,887,040 and net proceeds of $39,014,581 for the August 10, 2023 sale of 13 properties to Generation Income Properties, Inc. (NASDAQ: GIPR) (“GIPR”).
Nine Months Ended September 30, 2022

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
During the nine months ended September 30, 2022, the Company sold seven real estate properties (six office properties and one flex property) comprising 343,126 square feet for aggregate contract sales prices of $68,725,000, aggregate gains on sale of $11,527,185 and aggregate net proceeds of $44,482,494, net of commissions, closing costs and repayment of the outstanding mortgages.
Asset Concentration:
As of September 30, 2023 and December 31, 2022, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	September 30, 2023		December 31, 2022
Property Tenant and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA, Carson, CA	$67,591,034	12.5%	$68,387,431	15.0%
Rental Income Concentration:
During the three and nine months ended September 30, 2023 and 2022, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Three Months Ended September 30,
	2023		2022
Property Tenant and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine properties acquired in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$1,652,422	13.2%	$1,204,970	11.7%
KIA, Carson, CA	$1,289,545	10.3%	$1,306,851	12.7%

	Nine Months Ended September 30,
	2023		2022
Property Tenant and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine properties acquired in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$4,474,870	12.9%	(1)	(1)
KIA, Carson, CA	$3,879,601	11.2%	$3,666,632	12.2%
(1)    The Lindsay properties represented a source of greater than 10% of total rental income during the nine months ended September 30, 2023 but not the nine months ended September 30, 2022 since eight of the Lindsay properties were acquired on April 19, 2022 and one was acquired on April 13, 2023.
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

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
On June 29, 2023, the Company leased its property in Rocklin, California (the “Rocklin Property”), which was previously leased to Gap, Inc., to EMC for an initial base annual rent of $441,210, and a lease term of 11.5 years through December 31, 2034. The lease included a purchase option which EMC exercised in August 2023 and EMC completed its purchase of the property on August 31, 2023, which terminated the lease (see Dispositions above).
The Company is continuing to explore potential lease extensions for certain of its other properties.
As of September 30, 2023, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed though the date of this report, if any, are as follows:

October through December 2023	$9,727,190
2024	39,028,622
2025	38,080,113
2026	34,952,446
2027	34,600,851
Thereafter	559,280,654
$715,669,876
Intangible Assets, Net Related to the Company's Real Estate
As of September 30, 2023 and December 31, 2022, intangible assets, net related to the Company's real estate were as follows:

	September 30, 2023			December 31, 2022
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$15,929,385	$2,485,510	$(14,364,650)	$19,499,749	$2,485,510	$(14,378,808)
Accumulated amortization	(10,684,573)	(1,153,052)	5,265,947	(12,722,558)	(634,754)	4,703,122
Net	$5,244,812	$1,332,458	$(9,098,703)	$6,777,191	$1,850,756	$(9,675,686)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 10.6 years as of September 30, 2023.
As of September 30, 2023, the amortization of intangible assets for the remaining three months of the current year ending December 31, 2023 and for each of the next four years and thereafter is expected to be as follows:

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
October through December 2023	$253,294	$18,499	$(230,099)
2024	1,013,175	73,999	(920,395)
2025	815,130	70,712	(920,395)
2026	466,644	54,278	(920,395)
2027	449,972	54,278	(920,395)
Thereafter	2,246,597	1,060,692	(5,187,024)
	$5,244,812	$1,332,458	$(9,098,703)

Weighted-average remaining amortization period	8.6 years	23.2 years	10.1 years
Real Estate Investments Held For Sale
As of September 30, 2023, the Company classified its office property located in Nashville, Tennessee that is leased to Cummins as held for sale.
The Company’s Rocklin Property formerly leased to Gap, Inc. through February 28, 2023 was the only property held for sale as of December 31, 2022, and it was sold on August 31, 2023 as described in Dispositions above.
The following table summarizes the major components of assets and liabilities related to the real estate investments held for sale as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Assets related to real estate investments held for sale:
Land, buildings and improvements	$11,047,348	$6,357,172
Tenant origination and absorption costs	1,558,739	355,252
Accumulated depreciation and amortization	(3,977,901)	(1,456,699)
Real estate investments held for sale, net	8,628,186	5,255,725
Other assets, net	46,158	12,765
Total assets related to real estate investments held for sale:	$8,674,344	$5,268,490

Liabilities related to real estate investments held for sale:
Other liabilities, net	$162,349	$117,881
Total liabilities related to real estate investments held for sale:	$162,349	$117,881

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 4. UNCONSOLIDATED INVESTMENT IN REAL ESTATE PROPERTY
The Company’s investment in unconsolidated property as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
The TIC Interest	$10,035,805	$10,007,420
The Company’s income from investment in unconsolidated property for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
The TIC Interest	$79,164	$64,358	$207,506	$226,690
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
During the three months ended September 30, 2023 and 2022, the Company received $54,706 and $32,378 in cash distributions, respectively, and received cash distributions of $179,121 and $179,531 during the nine months ended September 30, 2023 and 2022, respectively.
The following is summarized financial information for the Santa Clara property as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022:

	September 30, 2023	December 31, 2022
Assets:
Real estate investments, net	$28,823,530	$29,294,081
Cash and cash equivalents	532,634	300,405
Other assets	77,366	43,159
Total assets	$29,433,530	$29,637,645
Liabilities:
Mortgage note payable, net	$12,717,835	$12,936,929
Below-market lease, net	2,404,409	2,514,199
Other liabilities	508,776	424,662
Total liabilities	15,631,020	15,875,790
Total equity	13,802,510	13,761,855
Total liabilities and equity	$29,433,530	$29,637,645

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$693,170	$679,500	$2,036,365	$2,071,258
Operating expenses:
Depreciation and amortization	257,844	264,820	780,802	788,732
Other expenses	193,902	190,527	572,749	565,851
Total operating expenses	451,746	455,347	1,353,551	1,354,583
Operating income	241,424	224,153	682,814	716,675
Interest expense	132,547	135,640	395,810	404,902
Net income	$108,877	$88,513	$287,004	$311,773
NOTE 5. INVESTMENT IN PREFERRED STOCK
The Company’s investment in preferred stock as of September 30, 2023 is as follows:

September 30, 2023
Liquidation value of GIPR preferred stock	$12,000,000
Adjustment to reduce liquidation value to fair value	(2,380,000)
Fair value of GIPR preferred stock as of August 10, 2023	9,620,000
Increase in fair value of preferred stock for the period ended September 30, 2023	440,000
Fair value of GIPR preferred stock as of September 30, 2023	$10,060,000
As discussed in Note 3, on August 10, 2023, the Company disposed of 13 properties consisting of 11 retail properties and two office properties in a sale to GIPR. These 13 properties were sold for $42,000,000 with $30,000,000 paid in cash and the remaining $12,000,000 paid in 2,400,000 shares of GIPR's newly-created Series A Redeemable Preferred Stock (the “GIPR preferred stock”) with a liquidation preference of $5.00 per share and an annual dividend yield of 9.5% from August 10, 2023 to August 9, 2024, and an annual dividend rate of 12.0% thereafter.
The Company has elected to record its investment in preferred stock at fair value. The fair value at the date of acquisition was accounted for as an adjustment to the net proceeds from sale. The increase in fair value as of September 30, 2023 is reflected in other income (expense).
Subject to the terms and conditions of the GIPR preferred stock, GIPR may redeem the GIPR preferred stock (a) for cash, at any time, at a redemption price equal to $5.00 per share plus an amount equal to all dividends accrued and unpaid or (b) from the original issuance date until March 15, 2024, for a number of shares of GIPR common stock equal to $5.00 per share plus an amount equal to all dividends accrued and unpaid divided by the product of (i) the volume weighted average price (“VWAP”) per share of GIPR common stock for the 60 days of trading prior to GIPR’s redemption notice and (ii) 110%. Although no assurances can be made regarding the timing of the redemption of the GIPR preferred stock, the Company expects that GIPR will redeem the GIPR preferred stock for GIPR common stock as early as January 2024 at which point the Company expects it will make an immediate in-kind distribution of GIPR common stock to the Company’s stockholders. Under the terms and conditions of the GIPR preferred stock, the Company would receive between 2,200,000 and 3,000,000 shares of GIPR common stock upon redemption of the GIPR preferred stock.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 6. OTHER BALANCE SHEET DETAILS
Tenant Receivables, Net
As of September 30, 2023 and December 31, 2022, tenant receivables consisted of the following:

	September 30, 2023	December 31, 2022
Straight-line rent	$10,793,380	$6,607,220
Tenant rent and billed reimbursements	58,444	196,477
Accrued tenant reimbursements	359,234	459,505
Total	$11,211,058	$7,263,202
Prepaid Expenses and Other Assets
As of September 30, 2023 and December 31, 2022, prepaid expenses and other assets were comprised of the following:

	September 30, 2023	December 31, 2022
Deferred tenant allowance (1)	$267,334	$2,564,806
Prepaid expenses and other assets (2)	3,773,714	2,420,777
Deferred financing costs on credit facility revolver	840,335	1,115,354
Total	$4,881,383	$6,100,937
(1)    Deferred tenant balances for the Pre-K Education and Walgreens leases were disposed in the August 10, 2023 sale transaction.
(2)    The balance as of September 30, 2023 includes deposits of $1,800,000 for improvements to be made to the Lindsay property in Franklinton, North Carolina. The balance as of December 31, 2022 includes a deposit of $440,548 for completion of ongoing improvements to the Lindsay property in Dacono, Colorado.
Accounts Payable, Accrued and Other Liabilities
As of September 30, 2023 and December 31, 2022, accounts payable, accrued and other liabilities were comprised of the following:

	September 30, 2023	December 31, 2022
Accounts payable	$557,643	$1,001,411
Accrued expenses (1)	4,076,883	2,163,821
Accrued distributions and dividends	1,801,856	1,768,068
Accrued interest payable	321,278	285,392
Unearned rent	1,792,912	1,870,057
Lease incentive obligation	343,058	561,057
Total	$8,893,630	$7,649,806
(1)    The balance as of September 30, 2023 includes an accrued liability of $2,350,000 for construction in progress for improvements at the Kalera property to which the Company obtained the rights upon the rejection of Kalera's lease in its bankruptcy proceedings effective October 31, 2023 (see Note 11 for additional information).

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 7. DEBT
The breakdown of debt as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Mortgage notes payable, net	$34,118,748	$44,435,556
Credit facility:
Revolver	—	3,000,000
Term loan, net	248,385,927	148,018,164
Total	$282,504,675	$195,453,720
Mortgage Notes Payable, Net
As of September 30, 2023 and December 31, 2022, the Company’s mortgage notes payable consisted of the following:

Collateral	2023 Principal Amount	2022 Principal Amount	Interest Rate (1)	Loan Maturity
Costco property	$18,850,000	$18,850,000	4.85%	1/01/2030
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	11/01/2029
OES property (2)	3,084,849	13,315,009	4.50%	3/09/2024
Total mortgage notes payable	34,284,849	44,515,009
Plus unamortized mortgage premium, net (3)	10,893	119,245
Less unamortized deferred financing costs	(176,994)	(198,698)
Mortgage notes payable, net	$34,118,748	$44,435,556
(1)Represents the contractual interest rate in effect under the mortgage note payable as of September 30, 2023 for the three mortgages that were not refinanced through a drawdown from the Credit Facility (defined and discussed below) with KeyBank National Association (“KeyBank”) in January 2022 given their prepayment penalties.
(2)During August and September 2023, the Company prepaid an aggregate of $10,000,000 principal amount of the mortgage on the OES property following the dispositions completed in August 2023. The Company intends to pay the remainder on or before the loan maturity date.
(3)Represents unamortized net mortgage premium acquired through the merger with Rich Uncles Real Estate Investment Trust I on December 31, 2019.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$34,284,849	$34,118,748	$30,736,613	$44,515,009	$44,435,556	$41,293,644

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
On October 21, 2022, the Company exercised the accordion feature of its Credit Facility and increased the Credit Facility to $400,000,000, comprised of a $150,000,000 Revolver and a $250,000,000 Term Loan. The Credit Facility includes an updated accordion option that allows the Company to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. On December 20, 2022, the Credit Agreement was amended to allow the Company to draw on the additional $100,000,000 Term Loan commitment up to five times between December 20, 2022 and April 19, 2023 in exchange for a quarterly unused fee, which amounted to zero and $92,569 during the three and nine months ended September 30, 2023, respectively. The Company drew $20,000,000 and the remaining $80,000,000 of the delayed draw Term Loan during the first and second quarters of 2023, respectively. The maturities for the Company's Revolver and Term Loan remain unchanged with the Revolver’s maturity in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity in January 2027.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company's actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 47% as of June 30, 2023, the spread over the Secured Overnight Financing Rate (‘‘SOFR’’), including a 10-basis point credit adjustment, is 185 basis points for the Revolver and the interest rate on the Revolver was 7.1625% on September 30, 2023; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred total unused fees of $94,525 and $47,543 for the three months ended September 30, 2023 and 2022, respectively, and $384,164 and $119,823 for the nine months ended September 30, 2023 and 2022, respectively.
On May 10, 2022, the Company entered into a swap agreement, effective May 31, 2022, to fix SOFR at 2.258% with respect to its original $150,000,000 Term Loan as described in Note 8, which results in a fixed interest rate of 4.058% on the Term Loan based on the Company's leverage ratio of 48% as of September 30, 2023.
On October 26, 2022, the Company entered into a swap agreement, effective November 30, 2022, to fix SOFR at 3.44% with respect to its expanded Term Loan as described in Note 8, which results in a fixed interest rate of 5.240% on the additional $100,000,000 to be borrowed under the Term Loan based on the Company's leverage ratio of 48% as of September 30, 2023.
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
In July 2023, the Company borrowed $21,000,000 under its Revolver commitment in advance of acquiring a property in Piqua, Ohio leased to NVH Acquisition Holdings, LLC (dba Vistech) and a property in Andrews, South Carolina leased to SixAxis, LLC. In August 2023, the Company repaid the $21,000,000 outstanding balance on its Revolver with proceeds from the GIPR disposition described in Note 3.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of September 30, 2023.
Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of September 30, 2023:

	Mortgage Notes	Credit Facility
	Payable	Revolver	Term Loan	Total
October through December 2023	$179,918	$—	$—	$179,918
2024	3,174,547	—	—	3,174,547
2025	543,886	—	—	543,886
2026	568,369	—	—	568,369
2027	593,972	—	250,000,000	250,593,972
Thereafter	29,224,157	—	—	29,224,157
Total principal	34,284,849	—	250,000,000	284,284,849
Plus unamortized mortgage premium, net	10,893	—	—	10,893
Less deferred financing costs	(176,994)	—	(1,614,073)	(1,791,067)
Net principal	$34,118,748	$—	$248,385,927	$282,504,675

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Interest Expense, Net of Derivative Settlements and Unrealized Gain on Interest Rate Swaps
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized gain on interest rate swaps for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mortgage notes payable:
Interest expense	$411,610	$488,773	$1,354,642	$1,762,378
Amortization of deferred financing costs	7,235	7,235	21,705	21,694
Credit facility:
Interest expense	4,509,026	1,636,414	10,895,933	3,083,299
Unused commitment fees	94,525	47,543	384,164	119,823
Amortization of deferred financing costs	214,261	120,829	642,783	342,349
Swap derivatives:
Derivative cash settlements (1)	(1,586,641)	99,942	(4,062,442)	269,442
Unrealized loss (gain) on interest rate swap valuation for first swap (2)	167,926	—	(327,824)	(589,997)
Amortization of interest rate swap valuation (2)	(253,092)	59,000	(756,495)	59,000
Unrealized gain on interest rate swap valuation for second swap (3)	(710,258)	—	(1,697,519)	—
Other	68,326	55,102	306,832	212,179
Interest expense, net	$2,922,918	$2,514,838	$6,761,779	$5,280,167
(1)    The Company entered into two swap transaction instruments for (i) its original $150,000,000 Credit Facility Term Loan (first swap) effective May 31, 2022 and (ii) its additional $100,000,000 Term Loan commitment (second swap) effective November 30, 2022, as described in detail in Note 8.
(2)    Due to the Company's $150,000,000 derivative instrument's failure to qualify as a cash flow hedge because it was deemed ineffective for the three and nine months ended September 30, 2023 as described in Note 8, the $167,926 loss and $327,824 gain in the swap valuation for the three and nine months ended September 30, 2023, respectively, are recognized as an increase and a decrease in interest expense, respectively, and the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in operating partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the loan agreement (see Note 8 for more details).
(3)    The Company's $100,000,000 derivative instrument was not designated as a cash flow hedge and, therefore, the $710,258 and $1,697,519 gains in the valuation of this swap for the three and nine months ended September 30, 2023, respectively, are reflected as reductions in interest expense (see Note 8 for more details).

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement on May 10, 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150,000,000 Term Loan. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024. The Company granted this cancellation option because it reduced the swap rate by approximately 50 basis points. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of July 1, 2022 as a cash flow hedge which was effective through December 31, 2022. The derivative instrument failed to qualify as a cash flow hedge during the three and nine months ended September 30, 2023 as described below.
The Company, through its Operating Partnership, entered into another five-year swap agreement on October 26, 2022 to fix SOFR at 3.440% effective November 30, 2022 related to the variable interest rate on its additional $100,000,000 Term Loan commitment. The Company did not designate the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of November 30, 2022 as a cash flow hedge. The swap agreement matures on November 30, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024. The Company granted this cancellation option because it reduced the swap rate by approximately 50 basis points. The Company has begun, and intends to further explore in 2024, various alternatives available to extend or restructure the cancellation option.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2023 and December 31, 2022:

	September 30, 2023					December 31, 2022
Interest Rate Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate (ii)	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate	Fixed Pay Rate (ii)	Remaining Term
Designated	—	$—	—	—%	0 years	1	$150,000,000	USD - SOFR	4.06%	4.1 years
Non-designated	2	$250,000,000	USD - SOFR	4.43%	3.25 years	1	$100,000,000	USD - SOFR	5.24%	4.1 years
(i)The notional amount of the Company’s swaps correspond to the principal balance on the Term Loan. The minimum notional amount (outstanding principal balance at the maturity date) as of September 30, 2023 and December 31, 2022 was $250,000,000.
(ii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases above 50%.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value	Change in Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	2	$6,156,179	1	$4,629,702	$1,526,477
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	—	$—	1	$(498,866)	$498,866
The interest rate swap derivative on the original $150,000,000 Term Loan was designated as a cash flow hedge for financial accounting purposes from July 1, 2022 through December 31, 2022. Based on the Company's prospective effectiveness testing of the derivative instrument during each of the quarters in the nine months ended September 30, 2023, the derivative instrument failed to qualify as a cash flow hedge because the swap was deemed ineffective due to the potential for a reduced term of the swap that could result from the cancellation option described above as compared with the maturity of the Term Loan. The Company has begun, and intends to further explore in 2024, various alternatives available to extend or restructure the cancellation option.
As a result, the net change in fair values of the first Term Loan swap of $167,926 loss and $327,824 gain for the three and nine months ended September 30, 2023, respectively, were recorded as an unrealized loss and an unrealized gain, respectively, on interest rate swap valuation and reflected as an increase and a decrease, respectively, to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations. The unrealized gain reflects increases during the

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
second and third quarters of 2023 in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date). Interest expense was also reduced by the $253,092 and $756,495 amortization of the unrealized gain on this swap for the three and nine months ended September 30, 2023, respectively, as further described below.
Due to the above $150,000,000 Term Loan derivative instrument's failure to qualify as a cash flow hedge for the quarterly periods ended September 30, 2023, the unrealized gain on interest rate swap derivative of $4,105,103 as of December 31, 2022 (recorded in the Company's financial statements as follows: (i) $3,502,616 of accumulated other comprehensive income and (ii) $602,487 of noncontrolling interest in operating partnership) is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the swap agreement. There is no income tax expense resulting from this amortization.
As of September 30, 2023, the Company's unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership amounted to $3,348,608. The Company estimates that $253,092 of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations over the next three months.
The second interest rate swap derivative on the additional $100,000,000 Term Loan commitment was not designated as a cash flow hedge for financial accounting purposes. The increase in its fair value of $710,258 and $1,697,519 for the three and nine months ended September 30, 2023, respectively, were recorded as unrealized gains on interest rate swap valuation and reflected as reductions to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations.
NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of September 30, 2023 and December 31, 2022, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C common stock have not been met as of September 30, 2023.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Series A Preferred Stock Dividend
Dividends on the Company's Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share each quarter) to holders of Series A Preferred Stock, which is equivalent to 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
On March 18, 2022, June 15, 2022, August 18, 2022 and November 7, 2022 the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for each quarter of 2022, which were paid on April 15, 2022, July 15, 2022, October 17, 2022 and January 17, 2023. On March 9, 2023, June 15, 2023 and August 7, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first, second and third quarters of 2023. These amounts were accrued as of March 31, 2023, June 30, 2023 and September 30, 2023, respectively, and paid on April 17, 2023, July 17, 2023 and October 16, 2023, respectively (see Note 14).
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
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C common stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and the Company filed a prospectus supplement for the Company's at-the-market offering of up to $50,000,000 of its Class C common stock (the “ATM Offering”) on June 6, 2022. As of September 30, 2023, no shares have been issued in connection with the Company's ATM Offering.
Common Stock Distributions
Aggregate distributions declared per share of Class C common stock were $0.29 for both the three months ended September 30, 2023 and 2022, respectively, and $0.86 and $0.96 for the nine months ended September 30, 2023 and 2022, respectively, which reflect an annualized distribution rate of $1.15 per share for both periods, along with a special 13th distribution for the year ended December 31, 2021, which was declared and paid in January 2022.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C common stock to them. Total fees incurred and paid or accrued for board of directors' services to the Company for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Board of Directors Compensation	2023	2022	2023	2022
Payments for services rendered	$57,500	$67,500	$192,500	$202,500
Value of shares issued for services rendered	70,000	82,500	235,000	247,500
Total	$127,500	$150,000	$427,500	$450,000

Number of shares issued for services rendered	4,194	5,651	17,455	14,916
Transactions with Other Related Parties
On January 31, 2022, the Company acquired an industrial property and related equipment leased to Kalera Inc. (“Kalera”) in Saint Paul, Minnesota, for $8,079,000. Kalera was introduced to the Company by Curtis B. McWilliams, one of the Company’s independent directors. Since Mr. McWilliams was serving as an executive of Kalera at the time of the acquisition, all of the disinterested members of the Company’s board of directors approved this transaction in January 2022.
On April 4, 2023, Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code. In April 2023, Mr. McWilliams was appointed as Kalera’s independent director as Kalera continues to operate its business while in bankruptcy. Mr. McWilliams has recused himself from any matters relating to the Company’s property in Saint Paul, Minnesota leased to Kalera. The status of the Kalera bankruptcy is discussed in Note 11.
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company's taxable REIT subsidiary serves as the asset manager of the TIC Interest property and earned asset management fees, including the Company's share of the management fee, for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TIC Interest management fee	$65,993	$65,993	$197,979	$197,979
Company's share in the management fee	$47,984	$47,984	$143,951	$143,951

MODIV INDUSTRIAL, INC.
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
Tenant Improvements
Pursuant to lease agreements, as of September 30, 2023 and December 31, 2022, the Company had obligations to pay $2,595,468 and $1,789,027, respectively, for on-site and tenant improvements to be incurred by tenants.
Kalera Mechanic's Liens
Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code on April 4, 2023. During June 2023, Kalera conducted an auction of all of its assets, and the sale of Kalera’s assets to the winning bidder, Kalera’s lender, was approved by the bankruptcy court on June 30, 2023. The sale of Kalera’s assets closed on September 29, 2023 and did not include its interest in the Company's lease for the Saint Paul, Minnesota property.
Between January 2023 and the filing date of this Quarterly Report on Form 10-Q, the Company received mechanic's lien statements from the general contractor and nine subcontractors who performed work on behalf of Kalera to complete various interior improvements at the Company's property located in Saint Paul, Minnesota. The mechanic's lien statements refer to construction materials that were delivered and related work that was performed to make this facility operational and amount to $3,548,003 in the aggregate, a portion of which has been settled with one contractor. The Company has been advised that the contractors who have filed such liens are stayed from foreclosing on the Company’s property in Saint Paul, Minnesota under the pending Chapter 11 bankruptcy proceeding.
On May 22, 2023, WPC IV, LLC d/b/a WPC (“WPC”), the general contractor hired by Kalera to construct interior improvements to the Company’s property in Saint Paul, Minnesota, filed a complaint in state district court to enforce a mechanic's lien and foreclose on the Company’s property. WPC’s complaint was also filed against all of the other contractors who had filed mechanic’s lien statements. The other defendants have filed counterclaims and crossclaims. The Company’s outside counsel filed a motion to dismiss or stay this litigation on July 10, 2023 and a hearing is scheduled for December 4, 2023.
On October 31, 2023, Kalera filed a motion with the bankruptcy court to reject the Company’s lease and abandon all of its property located at the premises effective as of October 31, 2023, subject to approval of the motion by the bankruptcy court. The Company is exploring its legal options and may make certain demands and objections relating to damages the Company has incurred in connection with the Kalera bankruptcy. Because the Company’s lease will be rejected once the bankruptcy court enters an order approving Kalera's motion, the Company will be responsible for the mechanic's liens with a face amount of $3,110,443 and will seek to find a new tenant or sell the property. The Company has engaged in preliminary discussions with prospective tenants in anticipation of the lease being rejected. The accompanying condensed consolidated balance sheet as of September 30, 2023 includes the estimated amount of $2,350,000 to settle the pending mechanic's liens at less than face value, which was recorded as construction in progress for the improvements at the Company's Saint Paul, Minnesota property and a corresponding accrued liability.
Legal Matters
From time-to-time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. Except for the Kalera bankruptcy proceeding and the WPC foreclosure action described above, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

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
As of September 30, 2023, no Class M OP Units had been converted to Class C OP Units. In the event that the Class M OP Units are converted into Class C OP Units prior to December 31, 2023, such Class M OP Units shall be exchanged at 70% of the Class M conversion ratio. After December 31, 2023, in the event that the Class M OP Units are converted into Class C OP Units, such Class M OP Units shall be exchanged at 100% of the Class M conversion ratio.
The Class M OP Units were eligible for an increase in the conversion ratio (conversion ratio enhancement) if the Company achieved both of the targets for AUM and AFFO per share in a given year. However, the AUM and AFFO per share hurdles for the Class M OP Units were not met for fiscal years 2022 or 2021 and the Company does not expect to meet the hurdles for fiscal year 2023.
Based on the current conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit, if a Class M OP Unit is converted on or after December 31, 2023, and based on the NYSE closing share price of $16.69 as of September 29, 2023, the last day of stock market trading for the three months ended September 30, 2023, a Class M OP Unit would be valued at $27.82. All Class M OP Units automatically convert to Class C OP Units on March 31, 2024. The automatic conversion into Class C OP Units does not require any action by Class M OP Unit holders.
Class P OP Units
The Company issued the units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”) described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership (as amended, the “Operating Partnership Agreement”)), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit; provided, however, that the foregoing conversion ratio shall be subject to increase on generally the same terms and conditions as the Class M OP Units, as set forth above.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The AUM and AFFO per share hurdles for the Class P OP Units were not met for fiscal year 2022 or 2021. As of September 30, 2023, the Company does not expect to meet the hurdles for fiscal year 2023.
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
During the three months ended September 30, 2023 and 2022, the Company amortized and charged $88,783 to stock compensation expense for both quarters for Class P OP Units and during the nine months ended September 30, 2023 and 2022, the Company amortized and charged $266,350 to stock compensation expense for both periods for Class P OP Units. The unamortized value of these units was $177,567 as of September 30, 2023.
Under the Operating Partnership Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C common stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. Class P OP Units will automatically convert to Class C OP Units on March 31, 2024. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership, representing a combined total of approximately 13% of the equity in the Operating Partnership on December 31, 2019. As of September 30, 2023, these interests represent a combined total of approximately 10.7% of the equity in the Operating Partnership.
Class R OP Units
On January 25, 2021, the compensation committee of the Company's board of directors recommended, and the board of directors approved, the grant of 40,000 units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) to Mr. Halfacre in recognition of his voluntary reduction in his 2020 compensation plus 170,667 Class R OP Units to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 33,333 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years. An additional 116,000 Class R OP Units were granted to the remainder of the employees of the Company for a total of 360,000 Class R OP Units granted. There are no other stock based incentive compensation programs in place for employees.
Stock compensation expense related to the Class R OP Units is based on the estimated fair value per share on the grant date, including a discount for the illiquid nature of the underlying equity, and is being recognized over the vesting period. Of the 360,000 Class R OP Units granted, due to the departure of employees, 43,657 units were forfeited through December 31, 2022. There were no forfeitures during the three and nine months ended September 30, 2023. During the first nine months of 2023, the Company recorded $1,466,659 of stock compensation expense ($488,887 per quarter) related to the 316,343 Class R OP Units outstanding.
All Class R OP Units granted vest and are mandatorily convertible into Class C OP Units on March 31, 2024 at a conversion ratio of 1:1, which conversion ratio can increase to 1:2.5 Class C OP Units if the Company generates funds from operations (“FFO”) of $1.05, or more, per weighted average fully-diluted share outstanding for the year ending December 31, 2023, excluding the units and related compensation expense of the units to be issued if the performance target is met. As of September 30, 2023, the Company concluded that achieving the 2023 FFO performance target to trigger the increased conversion ratio for the Class R OP Units is deemed probable. Therefore, the Company recorded a one-time non-cash catch-up adjustment of $7,822,197 during the three months ended September 30, 2023 to reflect the cumulative compensation expense for the 474,515 performance-based Class C OP Units expected to be issued upon conversion of the Class R OP Units based on the grant date fair value of $19.58 per share from the initial grant date in January 2021 through September 30, 2023. Compensation expense of $733,331 per quarter will be recorded for these additional units through the end of the vesting period on March 31, 2024, if achieving the FFO performance target of $1.05 per share is still deemed probable.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
During the three months ended September 30, 2023 and 2022, the Company amortized and charged $8,311,084 and $377,957 to stock compensation expense, respectively, and during the nine months ended September 30, 2023 and 2022, the Company amortized and charged $9,288,856 and $1,227,002 to stock compensation expense, respectively, for the Class R OP Units for both time vesting and performance units. The remaining unamortized value of the 790,858 time vesting and performance units aggregated $2,444,441 as of September 30, 2023.
The total stock compensation expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class P OP Units	$88,783	$88,783	$266,350	$266,350
Class R OP Units - Time Vesting Units	488,887	377,957	1,466,659	1,227,002
Class R OP Units - Performance Units	7,822,197	—	7,822,197	—
Class C common stock issued to the board of directors for services (see Note 10)	70,000	82,500	235,000	247,500
Total	$8,469,867	$549,240	$9,790,206	$1,740,852
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
On April 13, 2023, the Company acquired an industrial manufacturing property located in Reading, Pennsylvania leased to Summit Steel whereby the seller received 287,516 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $18.00 per unit, representing approximately 46% of the property’s value. Under the terms of the contribution agreement, these Class C OP Units are redeemable for cash or, at the Company’s option, exchangeable for shares of the Company's Class C common stock. Summit Steel cannot require the Company to redeem any or all of the Class C OP Units until one year after the closing date of the agreement. The Company refers to this acquisition and the acquisition of the KIA auto dealership property discussed above collectively as the “UPREIT Transactions.”
The above Class C OP Units received the following distributions and allocations of net (loss) income during the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class C OP Units distributions	$459,955	$377,298	$1,269,653	$1,006,136
Class C OP Units net (loss) income allocation	$(1,368,896)	$528,540	$(1,535,452)	$(1,180,275)
Class C OP Units may be exchanged into Class C common stock or cash (at the sole discretion of the Company) in accordance with, and subject to the terms and conditions of, the Operating Partnership Agreement. Holders of Class C OP Units wishing to exchange their Class C OP Units must submit a Notice of Exchange (as defined in the Operating Partnership Agreement) to the Operating Partnership with a copy to the Company (the general partner of the Operating Partnership) in accordance with the Operating Partnership Agreement. If the Company chooses to exchange such Class C OP Units for cash, the cash amount will be based on the average daily market price of the Class C common stock for 10 consecutive trading days immediately preceding the date of receipt by the Company of the Notice of Exchange.

MODIV INDUSTRIAL, INC.
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
The following table presents the computation of the Company's basic and diluted net (loss) income per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator - Basic:
Net (loss) income	$(6,905,242)	$4,450,767	$(6,854,210)	$(5,232,053)
Less: net loss (income) attributable to noncontrolling interest in Operating Partnership	1,368,896	(528,540)	1,535,452	1,180,275
Preferred stock dividends	(921,875)	(921,875)	(2,765,625)	(2,765,625)
Net (loss) income attributable to common stockholders	$(6,458,221)	$3,000,352	$(8,084,383)	$(6,817,403)

Numerator - Diluted
Net (loss) income	$(6,905,242)	$4,450,767	$(6,854,210)	$(5,232,053)
Preferred stock dividends	(921,875)	(921,875)	(2,765,625)	(2,765,625)
Net (loss) income attributable to common stockholders	$(7,827,117)	$3,528,892	$(9,619,835)	$(7,997,678)

Denominator:
Weighted average shares outstanding - basic	7,548,052	7,449,968	7,537,505	7,486,945
Operating Partnership Units - Class C	—	1,312,382	—	—
Operating Partnership Units - Classes M, P and R	—	1,418,193	—	—
Weighted average shares outstanding - diluted	7,548,052	10,180,543	7,537,505	7,486,945

Loss (earnings) per share attributable to common stockholders:
Basic	$(0.86)	$0.40	$(1.07)	$(0.91)
Diluted	$(0.86)	$0.35	$(1.07)	$(0.91)
During the three months ended September 30, 2023, the weighted average dilutive effect of 3,580,720 shares and during the nine months ended September 30, 2023 and 2022, the weighted average dilutive effect of 3,484,881 shares and 2,730,416 shares, respectively, related to units of limited partnership interest in the Operating Partnership as discussed in Note 12 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
Diluted shares also exclude the 474,515 performance-based Class C OP Units expected to be issued upon conversion of the Class R OP Units on March 31, 2024 if the 2023 FFO performance target is achieved, which is described in Note 12, because their effect would be anti-dilutive. All Class R OP Units will automatically convert to Class C OP Units on March 31, 2024.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the accompanying unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On October 16, 2023, the Company paid its Series A Preferred Stock dividends of $921,875 for the third quarter of 2023, which were declared by the Company’s board of directors on August 7, 2023.
On November 6, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the fourth quarter of 2023, which will be paid on January 16, 2024 to holders of Series A Preferred Stock of record as of December 29, 2023.
Common Stock and Class C OP Unit Distributions
On June 15, 2023, the Company’s board of directors authorized monthly distributions payable to common stockholders and the Class C OP Unit holders of record as of September 30, 2023, which were paid on October 25, 2023.
On October 10, 2023, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of October 31, 2023, November 30, 2023 and December 29, 2023, which will be paid on or about November 27, 2023, December 26, 2023 and January 25, 2024, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock, which is consistent with the annual dividend rate paid since October 1, 2021.
On November 6, 2023, the Company’s board of directors authorized monthly distributions of $0.095833 per share payable to common stockholders and Class C OP Unit holders of record as of January 31, 2024, February 29, 2024 and March 29, 2024, which will be paid on or about February 26, 2024, March 25, 2024 and April 25, 2024, respectively.
Kalera Mechanic's Liens
On October 31, 2023, Kalera filed a motion with the bankruptcy court to reject the Company’s lease and abandon all of its property located at the premises effective as of October 31, 2023, subject to approval of the motion by the bankruptcy court. The Company is exploring its legal options and may make certain demands and objections relating to damages the Company has incurred in connection with the Kalera bankruptcy. Because the Company’s lease will be rejected once the bankruptcy court enters an order approving Kalera's motion, the Company will be responsible for the mechanic's liens with a face amount of $3,110,443 and will seek to find a new tenant or sell the property. The Company has engaged in preliminary discussions with prospective tenants in anticipation of the lease being rejected. The accompanying condensed consolidated balance sheet as of September 30, 2023 includes the estimated amount of $2,350,000 to settle the pending mechanic’s liens at less than face value, which was recorded as construction in progress for the improvements at the Company’s Saint Paul, Minnesota property and a corresponding accrued liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the accompanying unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2023.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbor provisions created thereby. For this purpose, any statements made that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the Securities and Exchange Commission (the “SEC”) including the risks and uncertainties described in Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.
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
•Our listing on the New York Stock Exchange does not guarantee an active and liquid market for our Class C common stock, $0.001 par value per share (“Class C common stock”), and the market price and trading volume of the shares of our Class C common stock may fluctuate significantly.
•Our Class C common stock is subordinate to our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”), and our existing and future debt, and our common stockholders' interests could be diluted by the issuance of additional preferred stock, future offerings of debt securities, which could be senior to our common stock, or equity securities, and by other transactions.
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
•The eruption of war between Israel and Hamas militants and the threat of an expanded war in the Middle East, along with the ongoing war between Russia and Ukraine and the economic sanctions and other restrictive actions by the U.S. and other countries against Russia, is expected to exacerbate supply chain disruptions, increase oil prices in the world market, and may extend the inflationary period and increase interest rates in the markets in which we operate.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
We are a real estate investment trust (“REIT”) with publicly traded shares of Class C common stock and Series A Preferred Stock. We currently own and manage single-tenant net-lease real estate properties throughout the United States, with a focus on acquisitions of critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen supply chains. Following our sale of 13 retail and office properties on August 10, 2023, as described below, since December 31, 2021, we have increased our industrial properties from 41% to 75% of our portfolio and reduced our office properties from 50% to 14% of our portfolio based on our pro forma ABR (as defined below) as of September 30, 2023.
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

The Company
We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of September 30, 2023, our real estate investment portfolio consisted of 44 properties as further described below. The net book value of our real estate investments as of September 30, 2023 was $499,734,347.
Details of our diversified portfolio of 44 operating properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), as of September 30, 2023 are as follows:
•39 industrial properties, including the TIC Interest, which represent approximately 76% of the portfolio (expressed as a percentage of annualized base rent (“ABR”) as of September 30, 2023), one retail property which represents approximately 10% of the portfolio and four office properties (including one classified as held for sale) which represent approximately 14% of the portfolio;
•Weighted average remaining lease term (“WALT”), excluding tenant rights to extend leases, of approximately 14.0 years;
•Occupancy rate of 100%, excluding the property formerly leased to Kalera, Inc., which rejected our lease in its bankruptcy proceeding as discussed in Notes 11 and 14 of our accompanying unaudited condensed consolidated financial statements;
•Located in 16 states;
•Leased to 30 different commercial tenants doing business in 12 separate industries;
•Approximately 4.6 million square feet of aggregate leasable space, including the TIC Interest;
•An average leasable space per property of approximately 105,000 square feet; approximately 109,000 square feet per industrial property; approximately 73,000 square feet for our retail property and approximately 79,000 square feet per office property; and
•Outstanding mortgage notes payable balance of $34,284,849 for three properties and credit facility term loan balance of $250,000,000.
On August 10, 2023, we disposed of 13 properties consisting of 11 retail properties and two office properties in a sale to Generation Income Properties, Inc., a publicly-traded REIT (NASDAQ: GIPR) (“GIPR”). These 13 properties were sold for $42,000,000 with $30,000,000 paid in cash and the remaining $12,000,000 paid in 2,400,000 shares of GIPR's newly-created Series A Redeemable Preferred Stock with a liquidation preference of $5.00 per share and an annual dividend yield of 9.5% from the original issuance date to August 9, 2024 and an annual dividend rate of 12.0% thereafter.
Recent Events and Uncertainties
There are continuing significant uncertainties in the market in which we operate related to inflation and increases in interest rates, supply chain disruptions, and negative impacts associated with the violence and unrest in the Middle East, which started with the war by Hamas militants against Israel, and the ongoing Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia. Volatility in stock and bond markets and particularly the rapid rise in yields on U.S. Treasury securities during 2022 and 2023, the ripple effect of bank failures in the first half of 2023 and increased bank regulations, may negatively impact our operating results, liquidity and sources of borrowings.
We, our tenants and operating partners are impacted by inflation and rising interest rates. While the rate of inflation has been declining over the last few months, inflation remains above the Federal Reserve's 2% target and there is significant uncertainty over the future rate of inflation. Depending on the future course of inflation, the Federal Reserve may continue raising interest rates to try to rein in inflation, which could lead to a recession and will negatively impact our future results due to higher borrowing costs on any future floating rate borrowing. As of September 30, 2023, 100% of our $284,284,849 outstanding debt is at fixed rates with a weighted average rate of 4.52% as a result of the swap agreements entered into in May 2022 and October 2022.
In addition, although the impacts of the COVID-19 pandemic on the economy appear to have diminished and the general commercial real estate market appears to be recovering from such impacts, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Additionally, the COVID-19 pandemic has resulted in significant disruptions in utilization of office properties and the likely negative impacts regarding how tenants of office properties will respond when their leases are scheduled to expire.

Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from office properties. We have one office lease expiring in the next 12 months with Cummins Inc. (“Cummins”) which is scheduled to expire on February 29, 2024, with 87,230 leasable square feet and representing approximately 1.6% of ABR as of September 30, 2023. This property is classified as held for sale in our accompanying unaudited condensed consolidated financial statements as discussed in Note 3 of our accompanying unaudited condensed consolidated financial statements. As tenants in office properties reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, they may determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We successfully negotiated lease extensions for five properties during 2022 and the first nine months of 2023; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, bank failures in the first half of 2023, the impacts of the COVID-19 pandemic on office properties, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. In January 2022, we refinanced all but four of our properties (including the TIC Interest) with proceeds from our Credit Facility (as defined below), which includes floating rates based on the Secured Overnight Financing Rate (“SOFR”) and our leverage ratio as described below. The mortgage on our Rancho Cordova, California property which is leased to the State of California's Office of Emergency Services (“OES”) matures on March 9, 2024 and the other three mortgages do not mature until after September 2027. All four of the remaining mortgages are at fixed rates. As a result of the interest rate swap agreements entered into during 2022, 100% of our consolidated indebtedness as of September 30, 2023 held a weighted average fixed interest rate of 4.52%.
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
Credit Facility
On January 18, 2022, Modiv Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”), entered into a $250,000,000 credit agreement (‘‘Credit Agreement’’) providing for a $100,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’), and a $150,000,000 five-year term loan (the ‘‘Term Loan’’ and together with the ‘‘Revolver,’’ the ‘‘Credit Facility’’) with KeyBank National Association (‘‘KeyBank’’) and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), as further described in Note 7 of our accompanying unaudited condensed consolidated financial statements. The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.
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

The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 48% as of September 30, 2023, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points for the Revolver. Therefore, the interest rate on the Revolver was 7.1625% on October 31, 2023; although there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $94,525 and $47,543 for the three months ended September 30, 2023 and 2022, respectively, and $384,164 and $119,823 for the nine months ended September 30, 2023 and 2022, respectively.
On May 10, 2022, we entered into a swap agreement, effective May 31, 2022, to fix SOFR at 2.258% with respect to our original $150,000,000 Term Loan as described in Note 8 of our accompanying unaudited condensed consolidated financial statements, which results in a fixed interest rate of 4.058% on our original $150,000,000 Term Loan based on our leverage ratio of 48% as of September 30, 2023.
On October 26, 2022, we entered into a swap agreement, effective November 30, 2022, to fix SOFR at 3.44% with respect to our expanded Term Loan as described in Note 8 of our accompanying unaudited condensed consolidated financial statements, which results in a fixed interest rate of 5.240% on the additional $100,000,000 borrowed under the Term Loan based on our leverage ratio of 48% as of September 30, 2023.
As of September 30, 2023 and December 31, 2022, the outstanding principal balance of our mortgage notes payable on the operating properties was $34,284,849 and $44,515,009, respectively, our Revolver outstanding principal balance was zero and $3,000,000, respectively, and our Term Loan outstanding principal balance was $250,000,000 and $150,000,000, respectively. As of September 30, 2023 and December 31, 2022, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,315,322 and $9,487,515, respectively, which is not included in our accompanying unaudited condensed consolidated balance sheets.
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
During July 2023, we borrowed $21,000,000 on the Revolver in advance of two acquisitions of industrial manufacturing properties, and in August 2023, we prepaid the outstanding balance on the Revolver with a portion of the cash proceeds from our August 10, 2023 GIPR disposition described in Note 3 of our accompanying unaudited condensed consolidated financial statements.
While we intend for the Credit Facility to be an important source of financing, we may continue to use mortgage debt financing for certain real estate investments and acquisitions. This financing may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements and other working capital needs.
The $150,000,000 unused capacity on our Revolver as of the date of this quarterly report on Form 10-Q subject to our borrowing base covenant, along with proceeds from any future offerings of shares of Class C common stock, can be used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments, such as capital expenditures, tenant improvement costs and leasing costs. We also may use a portion of the proceeds from our offerings for payment of principal on our outstanding indebtedness and for general corporate purposes.
Acquisitions of Real Estate Investments
We acquired a total of 12 properties for an aggregate of $129,753,499 during the first nine months of 2023 at a blended initial cap rate of 7.8% and a weighted average cap rate of 10.3%. We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property. We define “weighted average cap rate” for property acquisitions as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property.

Share Repurchases
On December 21, 2022, our board of directors (the “Board”) authorized up to $15,000,000 in repurchases of our outstanding shares of Class C common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023 (the “2023 SRP”). Purchases made pursuant to the 2023 SRP have been and will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The 2023 SRP may be suspended or discontinued at any time. From January 1, 2023 to June 30, 2023, we repurchased a total of 93,357 shares of our Class C common stock for a total of $1,129,162 under the 2023 SRP for an average cost of $12.10 per share. We did not repurchase any shares of our Class C common stock during the three months ended September 30, 2023.
Cash Flow Summary
The following table summarizes our cash flow activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$11,210,166	$9,326,763
Net cash used in investing activities	$(90,995,924)	$(64,969,591)
Net cash provided by financing activities	$76,818,719	$2,962,196
Cash Flows from Operating Activities
Net cash provided by operating activities was $11,210,166 for the first nine months of 2023 compared to $9,326,763 for the first nine months of 2022, resulting in an increase in cash provided by operating activities of $1,883,403 period-over-period.
We expect our cash flows from operations will continue to be positive in the next 12 months due to an increase in our investments in operating assets as a result of our year-to-date acquisitions; however, there can be no assurance that this expectation will be realized.
Cash Flows from Investing Activities
Net cash used in investing activities was $90,995,924 for the first nine months of 2023 compared to $64,969,591 for the first nine months of 2022 resulting in an increase in cash used of $26,026,333 in investing activities, primarily due to a reduction in net sales proceeds received of $31,751,530 in 2023 for 14 properties, which were primarily smaller retail properties, compared with net sales proceeds received in 2022 for seven properties. This decrease in net proceeds from asset sales was partially offset by a decrease in funds utilized to invest in acquisitions and additions to existing real estate investments of $6,477,071, reflecting 12 property acquisitions in 2023 compared with 16 property acquisitions in 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities was $76,818,719 for the first nine months of 2023 compared to $2,962,196 for the first nine months of 2022, which primarily reflects a decrease in the principal payments on notes payable that were refinanced or repaid upon sales of properties, partially offset by a decrease in our Credit Facility Term Loan borrowings of $50,000,000 period-over-period. In addition, payments of deferred financing costs and offering costs incurred for the first nine months of 2022 aggregated $3,271,216. No such charges were incurred for the first nine months of 2023.

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
Neither the SEC, Nareit, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure. Furthermore, as described in Note 12 of our accompanying unaudited condensed consolidated financial statements, the conversion ratios for units of Class M limited partnership interest in the Operating Partnership (“Class M OP Units”), units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”) and units of Class R limited partnership interest in the Operating Partnership (“Class R OP Units”) can increase if the specified performance hurdles are achieved, which would increase the fully-diluted weighted average shares outstanding. The increased conversion ratio for the Class R OP Units is reflected in the fully-diluted weighted average shares outstanding below,

The following are the calculations of FFO and AFFO for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income (in accordance with GAAP)	$(6,905,242)	$4,450,767	$(6,854,210)	$(5,232,053)
Preferred stock dividends	(921,875)	(921,875)	(2,765,625)	(2,765,625)
Net (loss) income attributable to common stockholders and Class C OP Unit holders	(7,827,117)	3,528,892	(9,619,835)	(7,997,678)
FFO adjustments:
Depreciation and amortization of real estate properties	4,175,209	3,598,592	11,403,603	10,581,765
Amortization of lease incentives	40,397	176,296	217,537	323,347
Depreciation and amortization for unconsolidated investment in a real estate property	187,479	192,551	567,721	573,487
Impairment of real estate investment property	—	—	3,499,438	—
Loss (gain) on sale of real estate investments, net	1,708,801	(3,932,028)	1,708,801	(11,527,185)
FFO attributable to common stockholders and Class C OP Unit holders	(1,715,231)	3,564,303	7,777,265	(8,046,264)
AFFO adjustments:
Impairment of goodwill	—	—	—	17,320,857
Stock compensation	8,469,867	549,240	9,790,206	1,740,852
Deferred financing costs	165,709	101,783	556,134	1,470,289
Non-recurring loan prepayment penalties	—	—	—	615,336
Swap termination costs	—	—	—	733,000
Due diligence expenses, including abandoned pursuit costs	1,208	44,863	347,598	636,171
Deferred rents	(1,772,403)	(976,420)	(4,528,120)	(2,593,698)
Unrealized (gain) loss on interest rate swap valuation	(795,425)	59,000	(2,781,838)	(1,319,013)
Amortization of (below) above market lease intangibles, net	(204,011)	(214,889)	(596,194)	(862,861)
Unrealized gain on investment in preferred stock	(440,000)	—	(440,000)	—
Other adjustments for unconsolidated investment in a real estate property	11,819	(188)	35,457	(564)
AFFO attributable to common stockholders and Class C OP Unit holders	$3,721,533	$3,127,692	$10,160,508	$9,694,105

Weighted average shares outstanding:
Basic	7,548,052	7,449,968	7,537,505	7,486,945
Fully Diluted (1)	11,128,772	10,180,543	11,022,386	10,217,361

FFO Per Share:
Basic	$(0.23)	$0.48	$1.03	$(1.07)
Fully Diluted	$(0.23)	$0.35	$0.71	$(1.07)

AFFO Per Share:
Basic	$0.49	$0.42	$1.35	$1.29
Fully Diluted	$0.33	$0.31	$0.92	$0.95
(1)    Includes the Class C, Class M, Class P and Class R OP Units (time vesting and performance) to compute the weighted average number of shares.

Property Portfolio Information
Although we only have a single segment for financial reporting purposes, given our strategic initiative to focus solely on acquiring and operating industrial manufacturing properties, we are presenting the following information regarding our property portfolio to help investors better understand our strategic direction:
The following is a breakdown of our FFO and AFFO by property type for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Net income (loss) (in accordance with GAAP)	$1,341,198	$620,498	$(1,770,631)	$(7,096,307)	$(6,905,242)
Preferred stock dividends	—	—	—	(921,875)	(921,875)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	1,341,198	620,498	(1,770,631)	(8,018,182)	(7,827,117)
FFO adjustments:
Depreciation and amortization of real estate properties	3,323,055	808,337	43,817	—	4,175,209
Amortization of lease incentives	9,690	—	30,707	—	40,397
Depreciation and amortization for unconsolidated investment in a real estate property	187,479	—	—	—	187,479
(Gain) loss on sale of real estate investments, net	(178,239)	—	1,887,040	—	1,708,801
FFO attributable to common stockholders and Class C OP Unit holders	4,683,183	1,428,835	190,933	(8,018,182)	(1,715,231)
AFFO adjustments:
Stock compensation	—	—	—	8,469,867	8,469,867
Deferred financing costs	167,034	(21,863)	20,538	—	165,709
Due diligence expenses, including abandoned pursuit costs	1,208	—	—	—	1,208
Deferred rents	(1,193,508)	(599,485)	20,590	—	(1,772,403)
Unrealized gain on interest rate swap valuation	—	—	—	(795,425)	(795,425)
Amortization of (below) above market lease intangibles, net	(210,608)	—	6,597	—	(204,011)
Unrealized gain on investment in preferred stock	—	—	(440,000)	—	(440,000)
Other adjustments for unconsolidated investment in a real estate property	11,819	—	—	—	11,819
AFFO attributable to common stockholders and Class C OP Unit holders	$3,459,128	$807,487	$(201,342)	$(343,740)	$3,721,533

Weighted average shares outstanding:
Basic	7,548,052	7,548,052	7,548,052	7,548,052	7,548,052
Fully diluted (4)	11,128,772	11,128,772	11,128,772	11,128,772	11,128,772

FFO Per Share:
Basic	$0.62	$0.19	$0.03	$(1.06)	$(0.23)
Fully Diluted (5)	$0.42	$0.13	$0.02	$(0.72)	$(0.23)

AFFO Per Share:
Basic	$0.46	$0.11	$(0.03)	$(0.05)	$0.49
Fully Diluted (5)	$0.31	$0.07	$(0.02)	$(0.03)	$0.33

	Nine Months Ended September 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Net income (loss) (in accordance with GAAP)	$3,857,478	$1,997,373	$(5,651,366)	$(7,057,695)	$(6,854,210)
Preferred stock dividends	—	—	—	(2,765,625)	(2,765,625)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	3,857,478	1,997,373	(5,651,366)	(9,823,320)	(9,619,835)
FFO adjustments:
Depreciation and amortization of real estate properties	7,963,523	2,422,979	1,017,101	—	11,403,603
Amortization of lease incentives	44,044	—	173,493	—	217,537
Depreciation and amortization for unconsolidated investment in a real estate property	567,721	—	—	—	567,721
Impairment of real estate investment property	—	—	3,499,438	—	3,499,438
(Gain) loss on sale of real estate investments, net	(178,239)	—	1,887,040	—	1,708,801
FFO attributable to common stockholders and Class C OP Unit holders	12,254,527	4,420,352	925,706	(9,823,320)	7,777,265
AFFO adjustments:
Stock compensation	—	—	—	9,790,206	9,790,206
Deferred financing costs	462,598	(31,392)	124,928	—	556,134
Due diligence expenses, including abandoned pursuit costs	13,252	—	334,346	—	347,598
Deferred rents	(2,749,121)	(1,815,900)	36,901	—	(4,528,120)
Unrealized gain on interest rate swap valuation	—	—	—	(2,781,838)	(2,781,838)
Amortization of (below) above market lease intangibles, net	(628,099)	—	31,905	—	(596,194)
Unrealized gain on investment in preferred stock	—	—	(440,000)	—	(440,000)
Other adjustments for unconsolidated investment in a real estate property	35,457	—	—	—	35,457
AFFO attributable to common stockholders and Class C OP Unit holders	$9,388,614	$2,573,060	$1,013,786	$(2,814,952)	$10,160,508

Weighted average shares outstanding:
Basic	7,537,505	7,537,505	7,537,505	7,537,505	7,537,505
Fully diluted (4)	11,022,386	11,022,386	11,022,386	11,022,386	11,022,386

FFO Per Share:
Basic	$1.63	$0.59	$0.12	$(1.30)	$1.03
Fully Diluted (5)	$1.11	$0.40	$0.08	$(0.89)	$0.71

AFFO Per Share:
Basic	$1.25	$0.34	$0.13	$(0.37)	$1.35
Fully Diluted (5)	$0.85	$0.23	$0.09	$(0.26)	$0.92

(1)    We categorize Tactical Non-Core Assets as those assets that offer compelling value-add or opportunistic investment characteristics when measured over a near-term or interim holding period. We currently hold three such assets: (i) our tactical non-core acquisition of a leading KIA auto dealership located in a prime location in Los Angeles County in January 2022, which was structured as an UPREIT transaction resulting in a favorable equity issuance of $32,809,550 of units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a cost basis of $25.00 per share; (ii) our 12 year lease to OES executed in January 2023 for one of our existing assets located in Rancho Cordova, California that includes an attractive purchase option by the tenant which we believe has a favorable probability of being executed upon in the next 24 months; and (iii) our property leased to Costco located in Issaquah, Washington which offers compelling redevelopment opportunities following Costco's lease expiration given its higher density infill location and the fact that the land is zoned for additional uses to include flex/R&D and multi-family.
(2)    Other non-core assets include (1) one legacy office property leased to Cummins classified as held for sale as of September 30, 2023 (see Note 3 of our accompanying unaudited condensed consolidated financial statements for additional details of the held for sale asset) and (2) one additional legacy office property leased to Solar Turbines. We define legacy assets as those inherited through prior mergers and acquisitions activity and such assets that were acquired by different management teams utilizing different investment objectives or underwriting criteria.
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
(4)    Weighted average fully diluted shares outstanding includes the following:
(i)    7,548,052 and 7,537,505 shares of Class C common stock for the three and nine months ended September 30, 2023, respectively;
(ii)    1,599,898 and 1,504,059 Class C OP Units for the three and nine months ended September 30, 2023, respectively, including 1,312,382 issued in January 2022 in connection with the acquisition of the KIA auto dealership property and 287,516 and 191,677, respectively, weighted average units outstanding which were issued in April 2023 in conjunction with our acquisition of the property in Reading, Pennsylvania leased to Summit Steel & Manufacturing, LLC;
(iii)    1,189,964 Class C OP Units that would result from conversion of 657,949.5 Class M OP Units and 56,029 Class P OP Units assuming a conversion ratio of 1.6667 Class C OP Units for each Class M OP Unit and Class P OP Unit outstanding for both the three and nine months ended September 30, 2023; and
(iv)    790,858 Class C OP Units that would result from conversion of Class R OP Units, which reflects the conversion ratio of 2.5-for-1 based on the probable achievement of the FFO performance target of $1.05 per diluted share for the year ending December 31, 2023, that are eligible to be issued on March 31, 2024, as further described in Note 12 of our accompanying unaudited condensed consolidated financial statements, for both the three and nine months ended September 30, 2023.
(5)    For the intraperiod allocation, we treat all component per share amounts as fully-diluted to correspond with the consolidated FFO and AFFO results reflected above.

The following is a breakdown of our accompanying unaudited condensed consolidated statement of operations by property type for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Rental income	$8,772,104	$2,678,424	$1,049,810	$—	$12,500,338

Expenses:
General and administrative	—	—	—	1,735,104	1,735,104
Stock compensation expense	—	—	—	8,469,867	8,469,867
Depreciation and amortization	3,323,055	808,337	43,817	—	4,175,209
Property expenses	541,007	232,597	421,620	—	1,195,224
Total expenses	3,864,062	1,040,934	465,437	10,204,971	15,575,404

Operating income (loss):
Gain (loss) on sale of real estate investments	178,239	—	(1,887,040)	—	(1,708,801)
Operating income (loss)	5,086,281	1,637,490	(1,302,667)	(10,204,971)	(4,783,867)

Other (expense) income:
Interest income	—	—	—	26,386	26,386
Dividend income	—	—	—	190,000	190,000
Income from unconsolidated investment in a real estate property	79,164	—	—	—	79,164
Interest expense, net of derivative settlements and unrealized gain on interest rate swaps (4)	(3,824,247)	(1,016,992)	(467,964)	2,386,285	(2,922,918)
Increase in fair value of investment in preferred stock	—	—	—	440,000	440,000
Other (5)	—	—	—	65,993	65,993
Other (expense) income, net	(3,745,083)	(1,016,992)	(467,964)	3,108,664	(2,121,375)

Net income (loss)	1,341,198	620,498	(1,770,631)	(7,096,307)	(6,905,242)
Less: net loss attributable to noncontrolling interest in Operating Partnership	—	—	—	1,368,896	1,368,896
Net income (loss) attributable to Modiv Industrial, Inc.	1,341,198	620,498	(1,770,631)	(5,727,411)	(5,536,346)
Preferred stock dividends	—	—	—	(921,875)	(921,875)
Net income (loss) attributable to common stockholders	$1,341,198	$620,498	$(1,770,631)	$(6,649,286)	$(6,458,221)
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other interest expense includes a net unrealized gain on interest rate swap valuation, including amortization, of $795,424 and derivative cash settlements of $1,586,641 (see Notes 7 and 8 of our accompanying unaudited condensed consolidated financial statements for details).
(5)     Other income reflects management fees earned for managing the TIC Interest.

	Nine Months Ended September 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Rental income	$22,075,020	$8,199,340	$4,373,723	$—	$34,648,083

Expenses:
General and administrative	—	—	—	5,240,935	5,240,935
Stock compensation expense	—	—	—	9,790,206	9,790,206
Depreciation and amortization	7,963,525	2,422,979	1,017,099	—	11,403,603
Property expenses	1,647,894	819,172	1,962,870	—	4,429,936
Impairment of real estate investment property	—	—	3,499,438	—	3,499,438
Total expenses	9,611,419	3,242,151	6,479,407	15,031,141	34,364,118

Operating income (loss):
Gain (loss) on sale of real estate investments	178,239	—	(1,887,040)	—	(1,708,801)
Operating income (loss)	12,641,840	4,957,189	(3,992,724)	(15,031,141)	(1,424,836)

Other (expense) income:
Interest income	(46)	—	—	296,967	296,921
Dividend income	—	—	—	190,000	190,000
Income from unconsolidated investment in a real estate property	207,506	—	—	—	207,506
Interest expense, net of derivative settlements and unrealized gain on interest rate swaps (4)	(8,991,820)	(2,959,816)	(1,658,642)	6,848,499	(6,761,779)
Increase in fair value of investment in preferred stock	—	—	—	440,000	440,000
Other (5)	—	—	—	197,978	197,978
Other (expense) income, net	(8,784,360)	(2,959,816)	(1,658,642)	7,973,444	(5,429,374)

Net income (loss)	3,857,480	1,997,373	(5,651,366)	(7,057,697)	(6,854,210)
Less: net loss attributable to noncontrolling interest in Operating Partnership	—	—	—	1,535,452	1,535,452
Net income (loss) attributable to Modiv Industrial, Inc.	3,857,480	1,997,373	(5,651,366)	(5,522,245)	(5,318,758)
Preferred stock dividends	—	—	—	(2,765,625)	(2,765,625)
Net income (loss) attributable to common stockholders	$3,857,480	$1,997,373	$(5,651,366)	$(8,287,870)	$(8,084,383)
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other interest expense includes a net unrealized gain on interest rate swap valuation, including amortization, of $2,781,838 and derivative cash settlements of $4,062,442 (see Notes 7 and 8 of our accompanying unaudited condensed consolidated financial statements for details).
(5)     Other income reflects management fees earned for managing the TIC Interest.

The following is a breakdown of our accompanying unaudited condensed consolidated balance sheet by property type as of September 30, 2023:

	As of September 30, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Assets
Real estate investments:
Land	$60,391,661	$43,387,936	$2,483,960	$—	$106,263,557
Buildings and improvements	314,216,320	83,117,030	4,702,734	—	402,036,084
Equipment	4,429,000	—	—	—	4,429,000
Tenant origination and absorption costs	11,104,811	4,500,352	324,222	—	15,929,385
Total investments in real estate property	390,141,792	131,005,318	7,510,916	—	528,658,026
Accumulated depreciation and amortization	(33,956,998)	(12,749,497)	(881,175)	—	(47,587,670)
Total investments in real estate property, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	356,184,794	118,255,821	6,629,741	—	481,070,356
Unconsolidated investment in a real estate property	10,035,805	—	—	—	10,035,805
Total real estate investments, net, excluding real estate investments held for sale, net	366,220,599	118,255,821	6,629,741	—	491,106,161
Real estate investments held for sale, net	—	—	8,628,186	—	8,628,186
Total real estate investments, net	366,220,599	118,255,821	15,257,927	—	499,734,347
Cash and cash equivalents	—	—	—	5,641,610	5,641,610
Tenant receivables	7,872,215	3,272,860	65,983	—	11,211,058
Above-market lease intangibles, net	1,332,458	—	—	—	1,332,458
Prepaid expenses and other assets (4)	3,069,326	87,688	186,671	1,537,698	4,881,383
Investment in preferred stock	—	—	—	10,060,000	10,060,000
Interest rate swap derivatives	—	—	—	6,156,179	6,156,179
Other assets related to real estate investments held for sale	—	—	46,158	—	46,158
Total assets	$378,494,598	$121,616,369	$15,556,739	$23,395,487	$539,063,193
Liabilities and Equity
Mortgage notes payable, net	$12,228,788	$21,889,960	$—	$—	$34,118,748
Credit facility term loan	187,841,252	36,735,226	23,809,449	—	248,385,927
Accounts payable, accrued and other liabilities	4,114,951	935,301	356,308	3,487,070	8,893,630
Below-market lease intangibles, net	9,098,703	—	—	—	9,098,703
Liabilities related to real estate investments held for sale	—	—	162,349	—	162,349
Total liabilities	213,283,694	59,560,487	24,328,106	3,487,070	300,659,357

Commitments and contingencies

Total Modiv Industrial, Inc. equity, net of due to affiliates	165,210,904	62,055,882	(8,771,367)	(63,591,519)	154,903,900
Noncontrolling interests in the Operating Partnership	—	—	—	83,499,936	83,499,936
Total equity	165,210,904	62,055,882	(8,771,367)	19,908,417	238,403,836
Total liabilities and equity	$378,494,598	$121,616,369	$15,556,739	$23,395,487	$539,063,193
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other prepaid expenses and other assets include deferred financing fees on our Revolver and prepaid directors and officers insurance.

Results of Operations
As of September 30, 2023, we owned 44 operating properties (including one held for sale property and the TIC Interest). We acquired 12 and 16 operating properties during the first nine months of 2023 and 2022, respectively. We also sold 14 properties (11 retail, two office and one flex) during the first nine months of 2023 and seven properties (six office and one flex) during the first nine months of 2022. The operating results of the property that was classified as held for sale as of September 30, 2023, and the 14 properties and seven properties that were sold during the first nine months of 2023 and 2022, respectively, were included in our continuing results of operations for the three and nine months ended September 30, 2023 and 2022. We expect that rental income, depreciation and amortization expense, and interest expense will increase for the full year of 2023 as compared with the full year of 2022, as a result of the $129,753,499 of industrial manufacturing property acquisitions during the first nine months of 2023, which were partially offset by the sale of 14 properties completed in August 2023. Our results of operations for the nine months ended September 30, 2023 may not be indicative of those expected for the full year of 2023 or in future periods.
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
Rental Income
Rental income, including tenant reimbursements, for the three months ended September 30, 2023 and 2022 was $12,500,338 and $10,303,402, respectively. The increase in rental income of $2,196,936, or 21%, as compared with the third quarter of 2022 primarily reflects the rental income contribution from our acquisitions of 12 industrial manufacturing properties acquired since September 30, 2022, partially offset by the decrease in rental income from the sale of 13 properties (11 retail and two office) on August 10, 2023, one flex property on August 31, 2023 and one retail property in December 2022. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The ABR of the 44 properties owned as of September 30, 2023 was $39,957,823.
General and Administrative
General and administrative expenses were $1,735,104 and $1,838,388 for the three months ended September 30, 2023 and 2022, respectively. The decrease of $103,284, or 6%, as compared with the third quarter of 2022 reflects decreases in compensation to employees due to personnel reductions during 2022, and directors and officers insurance, partially offset by increased costs for professional services during the third quarter of 2023.
Stock Compensation Expense
Stock compensation expense was $8,469,867 and $549,240 for the three months ended September 30, 2023 and 2022, respectively. The increase of $7,920,627 as compared with the third quarter of 2022 reflects a one-time non-cash catch-up adjustment of $7,822,197 related to our determination that it is probable that we will achieve our performance target for FFO of $1.05 per diluted share for the year ending December 31, 2023, which would result in the issuance of an additional 474,515 Class C OP Units on March 31, 2024 upon the conversion of our Class R OP Units based on a conversion ratio of 2.5 Class C OP Units for each Class R OP Unit. This one-time charge reflects a catch-up adjustment to reflect amortization of the $19.58 per share grant date fair value of the performance units from the January 25, 2021 grant date through September 30, 2023. The remaining unamortized fair value of $733,331 per quarter will be recorded as compensation expense for the performance units through the end of the vesting period on March 31, 2024, if achieving the FFO performance target of $1.05 per share is still deemed probable. The performance target was established in January 2021 and represented a 20% increase over the FFO per diluted share achieved for the year ended December 31, 2020. The remaining $98,430 increase in stock compensation expense reflects the absence of forfeitures in the third quarter of 2023 as compared to forfeitures related to an employee retirement in the third quarter of 2022.

Depreciation and Amortization
Depreciation and amortization expense was $4,175,209 and $3,598,592 for the three months ended September 30, 2023 and 2022, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $576,617, or 16%, as compared with the third quarter of 2022 primarily reflects an increase in depreciation of real estate properties due to our acquisitions, partially offset by a reduction in amortization of intangible lease assets during the three months ended September 30, 2023.
Property Expenses
Property expenses were $1,195,224 and $1,415,621 for the three months ended September 30, 2023 and 2022, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The decrease of $220,397, or less than 16%, as compared with the second quarter of 2022 primarily reflects decreases in property taxes and repairs and maintenance expenses related to assets sold during 2022 and August 2023, partially offset by increases in insurance and property management fees associated with acquired properties.
(Loss) Gain on Sale of Real Estate Investments
The loss on sale of real estate investments of $(1,708,801) for the three months ended September 30, 2023 includes the $(1,887,040) loss on sale of the 13 properties (11 retail and two office) sold to GIPR on August 10, 2023, partially offset by the $178,239 gain on sale of the flex property sold on August 31, 2023. The loss includes the $2,380,000 difference between the $12,000,000 liquidation value and the $9,620,000 fair value of our investment in GIPR’s newly-created Series A Redeemable Preferred Stock received on August 10, 2023 as a portion of the sale proceeds (see Note 5 of our accompanying unaudited condensed consolidated financial statements for additional details). The gain on sale of real estate investments of $3,932,028 for the three months ended September 30, 2022 relates to the gain on sale of two office properties.
Other Income (Expense)
Interest income was $26,386 and $1,665 for the three months ended September 30, 2023 and 2022, respectively, reflecting interest earned on available cash and cash equivalents due to higher interest rates.
Dividend income was $190,000 and zero for the three months ended September 30, 2023 and 2022, respectively, reflecting dividends on the GIPR preferred stock received in August 2023.
Income from unconsolidated investment in a real estate property was $79,164 and $64,358 for the three months ended September 30, 2023 and 2022, respectively. This reflects our approximate 72.7% TIC Interest in the Santa Clara property’s results of operations for the third quarter of 2023 and 2022, respectively.
Interest expense, net of derivative settlements and unrealized gain on interest rate swaps was $2,922,918 and $2,514,838 for the three months ended September 30, 2023 and 2022, respectively (see Note 7 of our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense, net of derivative settlements and unrealized gain on interest rate swaps). The increase of $408,080 in interest expense, net of derivative settlements and unrealized gain on interest rate swaps as compared with the third quarter of 2022 primarily reflects the increase in interest incurred on our Credit Facility due to larger balances outstanding, partially offset by unrealized gains on swap valuation and related amortization.
The weighted average interest rate on our $250,000,000 Term Loan inclusive of swaps was 4.33% during July and August 2023 based on our leverage ratio of 40% as of March 31, 2023 and increased to 4.53% on September 1, 2023 based on our leverage ratio of 47% as of June 30, 2023. The net unrealized gains on swap valuation of $542,332 for the three months ended September 30, 2023 reflect the changes in valuation of both our $150,000,000 first swap and $100,000,000 second swap. The first swap derivative instrument failed to qualify as a cash flow hedge beginning January 1, 2023 because the swap was deemed ineffective due to our counterparty’s one-time cancellation option on December 31, 2024, as compared with the maturity date of the Term Loan. We granted this cancellation option because it reduced the swap rate by approximately 50 basis points. The second derivative instrument was not designated as a cash flow hedge. This unrealized net gain reflects an increase during the quarter in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date). The Company has begun, and intends to further explore in 2024, various alternatives available to extend or restructure the cancellation option.

The increase in fair value of our investment in preferred stock reflects the fair value adjustment for the period from August 10, 2023 when the stock was acquired through September 30, 2023.
Other income of $65,993 and $65,993 for the three months ended September 30, 2023 and 2022, respectively, reflects our monthly management fee from the entities that own the TIC Interest property, which is equal to 0.1% of the total investment value of the property.
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Rental Income
Rental income, including tenant reimbursements, for the nine months ended September 30, 2023 and 2022 was $34,648,083 and $30,017,493, respectively. The increase in rental income of $4,630,590, or 15%, as compared with the first nine months of 2022 primarily reflects the rental income contribution from our acquisitions of 12 industrial manufacturing properties acquired since September 30, 2022, partially offset by the decrease in rental income from the sale of eight properties during 2022 and 14 properties sold during August 2023. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The ABR of the operating properties owned as of September 30, 2023 was $39,957,823.
General and Administrative
General and administrative expenses were $5,240,935 and $5,559,753 for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $318,818, or 6%, as compared with the first nine months of 2022 reflects decreases in compensation to employees due to personnel reductions during 2022, directors and officers insurance and costs for technology services, offset in part by an increase in costs for professional services during the first nine months of 2023.
Stock Compensation Expense
Stock compensation expense was $9,790,206 and $1,740,852 for the nine months ended September 30, 2023 and 2022, respectively. The increase of $8,049,354 as compared with the first nine months of 2022 reflects a one-time, non-cash catch-up adjustment of $7,822,197 related to our determination that it is probable that we will achieve management’s performance target for FFO of $1.05 per diluted share for the year ending December 31, 2023, which will result in the issuance of an additional 474,515 Class C OP Units on March 31, 2024 upon the conversion of our Class R OP Units based on a conversion ratio of 2.5 Class C OP Units for each Class R OP Unit. This one-time charge reflects a catch-up adjustment to reflect amortization of the $19.58 per share fair value of the performance units from the January 25, 2021 grant date through September 30, 2023. The remaining unamortized fair value of $733,331 per quarter will be recorded as compensation expense for the performance units through the end of the vesting period on March 31, 2024, if achieving the FFO performance target of $1.05 per share is still deemed probable. The performance target was established in January 2021 and represented a 20% increase over the FFO per diluted share achieved for the year ended December 31, 2020. The remaining $227,157 increase in stock compensation expense reflects the absence of forfeitures during the nine months ended September 30, 2023 as compared to forfeitures related to an employee departure in the first quarter of 2022 and an employee retirement in the third quarter of 2022.
Depreciation and Amortization
Depreciation and amortization expense was $11,403,603 and $10,581,765 for the nine months ended September 30, 2023 and 2022, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $821,838, or 8%, as compared with the first nine months of 2022 primarily reflects an increase in depreciation of real estate properties acquired, partially offset by reductions due to properties sold in the second half of 2022 and August 2023, along with reductions in amortization of intangible lease assets during the nine months ended September 30, 2023, due to the disposition of properties with acquired leases rather than leases initiated by us.

Property Expenses
Property expenses were $4,429,936 and $5,009,701 for the nine months ended September 30, 2023 and 2022, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants. The decrease of $579,765, or 12%, as compared with the first nine months of 2022 primarily reflects a decrease in due diligence expenses on abandoned pursuits of $288,574 and decreases in property taxes related primarily to assets sold, offset in part by increases in property management fees associated with acquired properties during the first nine months of 2023.
Impairment of Real Estate Investment Property
Impairment of real estate investment property amounted to $3,499,438 for the nine months ended September 30, 2023. During the first quarter of 2023, we determined that the impairment charge was required based on the plan to sell our property in Nashville, Tennessee which is leased to Cummins until February 29, 2024. The impairment charge represents the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the potential sale. We did not incur any impairment of real estate property charges for the first nine months of 2022.
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
(Loss) Gain on Sale of Real Estate Investments
The loss on sale of real estate investments of $(1,708,801) for the nine months ended September 30, 2023 includes the $(1,887,040) loss on sale of the 13 properties (11 retail and two office) sold to GIPR on August 10, 2023, partially offset by the $178,239 gain on sale of the flex property sold on August 31, 2023. The loss includes the $2,380,000 difference between the $12,000,000 liquidation value and the $9,620,000 fair value of our investment in GIPR's newly-created Series A Redeemable Preferred Stock received on August 10, 2023 as a portion of the sale proceeds (see Note 5 of our accompanying unaudited condensed consolidated financial statements for additional details). The gain on sale of real estate investments of $11,527,185 for the nine months ended September 30, 2022 relates to the gain on sale of seven properties (six office and one flex) sold during the first nine months of 2022 (see Note 3 of our accompanying unaudited condensed consolidated financial statements for more details of the gain on sale of real estate investments).
Other Income (Expense)
Interest income was $296,921 and $16,863 for the nine months ended September 30, 2023 and 2022, respectively, reflecting interest earned on cash proceeds from April 2023 draws on the Term Loan prior to utilizing such cash to acquire industrial manufacturing properties in May 2023.
Dividend income was $190,000 and zero for the nine months ended September 30, 2023 and 2022, respectively, reflecting dividends on the GIPR preferred stock received in August 2023.
Income from unconsolidated investment in a real estate property, which reflects our approximate 72.7% TIC Interest in the Santa Clara property's results of operations, was $207,506 and $226,690 for the nine months ended September 30, 2023 and 2022, respectively. The decrease primarily reflects changes in the timing of common area maintenance recoveries.

Interest expense, net of derivative settlements and unrealized gain on interest rate swaps was $6,761,779 and $5,280,167 for the nine months ended September 30, 2023 and 2022, respectively (see Note 7 of our accompanying unaudited condensed consolidated financial statements for details of the components of interest expense, net). The increase of $1,481,612, or 28%, as compared with the first nine months of 2022 primarily reflects the increase in interest expense incurred due to larger balances outstanding, partially offset by the net unrealized gain on swap valuations and related amortization.
The unrealized gains on swap valuation of $2,025,343 for the nine months ended September 30, 2023 reflect the change in valuation of both our $150,000,000 first swap and $100,000,000 second swap. The first swap derivative instrument failed to qualify as a cash flow hedge beginning January 1, 2023 because the swap was deemed ineffective due to our counterparty’s one-time cancellation option on December 31, 2024, as compared with the maturity date of the Term Loan. We granted this cancellation option because it reduced the swap rate by approximately 50 basis points. The second derivative instrument was not designated as a cash flow hedge. These unrealized gains reflect increases during the nine months ended September 30, 2023 in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date). The Company has begun, and intends to further explore in 2024, various alternatives available to extend or restructure the cancellation option.
The increase in fair value of our investment in preferred stock reflects the fair value adjustment for the period from August 10, 2023 when the stock was acquired through September 30, 2023.
Loss on early extinguishment of debt of $1,725,318 for the nine months ended September 30, 2022 reflects non-cash charges of $1,164,998 for deferred financing costs and prepayment penalties of $615,336 upon repayment of 20 mortgages on 27 properties with borrowings on our Credit Facility in January 2022, full repayment of our prior credit facility and mortgage repayments related to four asset sales in February 2022, as well as $733,000 of swap termination fees related to four of the mortgage refinancings, which were more than offset by the related write-off of unrealized valuation gains of $788,016.
Other income of $197,978 and $198,129 for the nine months ended September 30, 2023 and 2022, respectively, reflects our monthly management fee from the entities that own the TIC Interest property, which is equal to 0.1% of the total investment value of the property.
Capital Expenditures
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of September 30, 2023 and December 31, 2022, we had obligations to pay $2,595,468 and $1,789,027, respectively, for on-site and tenant improvements to be incurred by tenants. We expect that the related improvements will be completed during the next twelve months and will be funded with cash on hand, operating cash flow or borrowings under our Revolver.
In addition, we have identified approximately $343,500 of roof and HVAC, and door replacement, paving replacement, sealing and parking lot repairs/restriping that are expected to be completed in the next 12 months. Approximately $6,500 of these improvements are expected to be recoverable from tenants through operating expense reimbursements. We will initially pay for the improvements, and the recoveries will be billed over an extended period of time according to the terms of the leases. The remaining costs of approximately $337,000 are not recoverable from tenants. These improvements will be funded from cash on hand, operating cash flows, or borrowings under our Revolver.

Distributions
Preferred Dividends
On March 9, 2023 and March 18, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for each of the first quarters of 2023 and 2022, which were paid on April 17, 2023 and April 15, 2022, respectively. On June 15, 2023 and June 15, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for each of the second quarters of 2023 and 2022, which were paid on July 17, 2023 and July 15, 2022, respectively. On August 7, 2023 and August 18, 2022, our Board declared Series A Preferred Stock dividends payable of $921,875 for each of the third quarters of 2023 and 2022, which were paid on October 16, 2023 and October 17, 2022, respectively.
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
Distributions declared, distributions paid out, cash flows from operations and our sources of distribution payments were as follows for the first three quarters of 2023 and the four quarters of 2022:

					Cash Flows Provided by (Used in) Operating Activities
Period	Total Distributions Declared	Distributions Declared Per Share	Distributions Paid			Net Rental Income Received	Offering Proceeds	Quarter End Accrued Distribution
			Cash	Reinvested
2023
First Quarter	$2,544,255	$0.287500	$1,943,307	$595,585	$2,784,869	$2,544,255	$—	$851,794
Second Quarter	2,622,987	0.287500	2,038,397	566,309	4,504,239	2,622,987	—	875,408
Third Quarter	2,631,165	0.287500	2,074,630	554,505	3,921,058	2,631,165	—	879,857
2023 Total	$7,798,407	$0.862500	$6,056,334	$1,716,399	$11,210,166	$7,798,407	$—
2022
First Quarter (1)	$3,284,431	$0.387499	$1,418,783	$1,492,404	$(1,083,310)	$3,284,431	$—	$854,599
Second Quarter	2,519,371	0.287500	2,070,570	711,223	6,159,782	2,519,371	—	844,183
Third Quarter	2,520,740	0.287500	1,856,735	663,219	4,250,291	2,520,740	—	841,510
Fourth Quarter	2,523,067	0.287500	1,895,194	623,313	7,322,058	2,523,067	—	846,070
2022 Totals	$10,847,609	$1.249999	$7,241,282	$3,490,159	$16,648,821	$10,847,609	$—
(1)    Includes the 13th distribution for 2021 declared on January 5, 2022 for Class C common stock only and distributions to Class C OP Units.

Distributions to stockholders are declared and paid based on monthly record dates. The distribution details are as follows:

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2022
January 1-31	$0.095833	January 27, 2022	February 25, 2022
February 1-28	$0.095833	February 17, 2022	March 25, 2022
March 1-31	$0.095833	February 17, 2022	April 25, 2022
April 1-30	$0.095833	March 18, 2022	May 25, 2022
May 1-31	$0.095833	March 18, 2022	June 27, 2022
June 1-30	$0.095833	March 18, 2022	July 25, 2022
July 1-31	$0.095833	June 15, 2022	August 25, 2022
August 1-31	$0.095833	June 15, 2022	September 26, 2022
September 1-30	$0.095833	June 15, 2022	October 25, 2022
October 1-31	$0.095833	August 18, 2022	November 23, 2022
November 1-30	$0.095833	August 18, 2022	December 23, 2022
December 1-31	$0.095833	August 18, 2022	January 25, 2023

2023
January 1-31	$0.095833	November 7, 2022	February 24, 2023
February 1-28	$0.095833	November 7, 2022	March 24, 2023
March 1-31	$0.095833	November 7, 2022	April 25, 2023
April 1-30	$0.095833	March 9, 2023	May 25, 2023
May 1-31	$0.095833	March 9, 2023	June 26, 2023
June 1-30	$0.095833	March 9, 2023	July 25, 2023
July 1-31	$0.095833	June 15, 2023	August 25, 2023
August 1-31	$0.095833	June 15, 2023	September 25, 2023
September 1-30	$0.095833	June 15, 2023	October 25, 2023
October 1-31	$0.095833	October 10, 2023	November 27, 2023 (1)
November 1-30	$0.095833	October 10, 2023	December 26, 2023 (1)
December 1-31	$0.095833	October 10, 2023	January 25, 2024 (1)

2024
January 1-31	$0.09583300	November 6, 2023	February 26, 2024 (1)
February 1-29	$0.09583300	November 6, 2023	March 25, 2024 (1)
March 1-31	$0.09583300	November 6, 2023	April 25, 2024 (1)
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 13, 2023. There have been no significant changes to our accounting policies during the nine months ended September 30, 2023.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 11 of our accompanying unaudited condensed consolidated financial statements for discussion of commitments and contingencies).
Related-Party Transactions and Agreements
See Note 10 of our accompanying unaudited condensed consolidated financial statements for details of the various related-party transactions and agreements.
Subsequent Events
See Note 14 of our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to September 30, 2023 through the filing date of this report.

Recent Accounting Pronouncements
See Note 2 of our accompanying unaudited condensed consolidated financial statements for recent accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of September 30, 2023.
Item 3.  Quantitative and Qualitative Disclosure About Market Risk
Not applicable as we are a smaller reporting company.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to the weakness discussed below.
Notwithstanding this material weakness, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.
Material Weakness in Internal Control over Financial Reporting
In the course of reviewing the immaterial error corrections described in Note 2 of our condensed consolidated financial statements regarding corrections made during the first quarter of 2023 related to (i) accounting for property taxes paid directly by tenants to taxing authorities on a net basis as of and for the years ended December 31, 2022 and 2021, inclusive of the interim periods therein, and (ii) corrections made during the fourth quarter of 2022 related to the classification of straight-line rent receivable write-offs associated with real estate investment sales for the years ended December 31, 2022 and 2021, inclusive of the interim periods therein, it was concluded that the combination of the two immaterial error corrections constituted a material weakness as of December 31, 2022 in our ability to properly identify and evaluate applicable accounting standards involved with non-recurring transactions and recent accounting pronouncements.
The corrections did not affect net loss or net loss per share during the years ended December 31, 2022 and 2021 as previously reported in the consolidated statement of operations. The corrections also did not affect non-GAAP measures AFFO and EBITDA.

Remediation Plan
Through the third quarter of 2023, management enhanced our internal control environment by executing refinements in our policies and procedures including but not limited to utilizing additional qualified consultants to assist us in addressing non-recurring transactions and new applicable accounting pronouncements. In addition, management is currently conducting a review and reorganization of our accounting policy documentation as it relates to our current business in an effort to ensure that it is comprehensive, in conformance with GAAP and available for key accounting personnel to reference when evaluating new transactions.
Changes in Internal Control over Financial Reporting
Other than the controls related to the remediation plan discussed above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to implement this remediation plan to address the material control weakness described above.
PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
The information disclosed under Legal Matters in Note 11 of our accompanying unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A.  Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 13, 2023.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2023, we issued an aggregate of 4,194 shares of Class C common stock to non-employee members of the Board for their service as Board members during the third quarter of 2023. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
Our Stock Repurchases
On December 21, 2022, our Board authorized up to $15,000,000 in repurchases of our outstanding shares of Class C common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023. Repurchases made pursuant to the 2023 SRP have been and will be made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The 2023 SRP may be suspended or discontinued at any time. We did not repurchase any shares of our Class C common stock during the three months ended September 30, 2023.

Item 5.  Other Information
On August 10, 2023, we, including certain wholly-owned subsidiaries of the Operating Partnership, entered into an Agreement of Purchase and Sale (the “GIPR Sale Agreement”) with Generation Income Properties, Inc. (NASDAQ: GIPR) (“GIPR”) and its operating partnership, Generation Income Properties, L.P. (the “GIPR Operating Partnership”), pursuant to which we sold to the GIPR Operating Partnership a portfolio of 13 net leased properties (the “GIPR Portfolio”). The GIPR Portfolio consists of 11 retail properties and two office properties as discussed in Note 3 to our accompanying unaudited condensed consolidated financial statements under the heading Dispositions - Nine Months Ended September 30, 2023.
The properties comprising the GIPR Portfolio are located across seven states and aggregate approximately 200,000 rentable square feet. The GIPR Portfolio was sold for a price of $42,000,000, excluding estimated transaction costs and expenses and subject to prorations and credits as set forth in the GIPR Sale Agreement. An amount equal to $30,000,000 of the purchase price was paid in cash and $12,000,000 was paid in shares of a newly issued series of GIPR preferred stock designated as “Series A Redeemable Preferred Stock” having the rights, preferences, and redemption provisions described below (the “GIPR Preferred Stock”).
The GIPR Sale Agreement provides for an as-is/where-is purchase and sale with certain waivers, releases and covenants not to sue us and also contains additional covenants, representations and warranties, indemnifications, and other provisions that are generally customary for real estate purchase and sale agreements. In addition to customary terms relating to the purchase and sale of a portfolio of commercial properties, the material terms of the GIPR Sale Agreement include (i) subject to our receipt of the approval of our lenders to make such distribution and subject to the redemption conditions described below, our agreement to distribute the shares of common stock of GIPR (the “GIPR Common Stock”) issuable upon the potential redemption by GIPR of the GIPR Preferred Stock to our stockholders and/or the holders of units of our Operating Partnership, (ii) our agreement that we will promptly distribute or sell shares of the GIPR Common Stock owned by us following such a redemption if our ownership of GIPR Common Stock exceeds 19.9% of the aggregate number of outstanding shares of GIPR Common Stock, and (iii) an agreement by GIPR to prepare and file with the SEC a registration statement to register the distribution by us to our stockholders and to the holders of units of our Operating Partnership and/or the resale of the shares of GIPR Common Stock issuable upon redemption of the GIPR Preferred Stock.
The foregoing description of the GIPR Sale Agreement is summary in nature, does not purport to be complete, and is qualified in its entirety by reference to the full text of the GIPR Sale Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.
The GIPR Preferred Stock ranks, with respect to dividend rights and rights upon GIPR’s voluntary or involuntary liquidation, dissolution or winding up, senior to all classes or series of GIPR Common Stock. Holders of the GIPR Preferred Stock are entitled to cumulative cash dividends at the rate of 9.5% per annum of the $5.00 liquidation preference per share, equivalent to a fixed annual amount of $0.475 per share, which shall increase to a rate of 12.0% per annum of the $5.00 liquidation preference per share, equivalent to a fixed annual amount of $0.60 per share, beginning on August 10, 2024.
From the date of issuance until March 15, 2024, the GIPR Preferred Stock will be redeemable at GIPR’s option for either (i) cash, in whole or in part, at a price per share equal to the $5.00 liquidation preference, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, until the redemption date on each share of GIPR Preferred Stock to be redeemed (the “GIPR Cash Redemption Price”) or (ii) subject to GIPR’s satisfaction of certain conditions, a number of shares of GIPR Common Stock (the “GIPR Underlying Shares”), in whole only and not in part, equal to the GIPR Cash Redemption Price, divided by the share price of the GIPR Common Stock as measured by the product of (a) the volume weighted average price (“VWAP”) of the GIPR Common Stock for the 60 trading days immediately preceding the date GIPR provides written notice of its intent to redeem the GIPR Preferred Stock and (b) 110%. The maximum number of shares of GIPR Common Stock that shall be required to redeem the shares of GIPR Series A Preferred Stock in full shall not exceed 3,000,000 shares of GIPR Common Stock (the “GIPR Ceiling”) and the minimum number of shares of GIPR Common Stock that shall be required to redeem the shares of GIPR Preferred Stock in full shall be no less than 2,200,000 shares (the “GIPR Floor”); provided that the GIPR Ceiling will not apply if at any time after August 10, 2023, and before redemption of the GIPR Preferred Stock, GIPR fails to pay a monthly dividend on the GIPR Common Stock or reduces, or announces its intent to reduce, the monthly dividend paid on shares of GIPR Common Stock to a rate lower than $0.039 per share per month. Each of the GIPR Floor and the GIPR Ceiling is subject to proportionate adjustments for any share splits (including those effected pursuant to a distribution of the GIPR Common Stock), subdivisions, reclassifications or combinations with respect to the GIPR Common Stock.

In addition, GIPR’s right to redeem the GIPR Preferred Stock for the GIPR Underlying Shares is conditioned upon GIPR obtaining the approval of its stockholders for the issuance of such GIPR Underlying Shares as required by the rules of the Nasdaq Stock Market; such GIPR Underlying Shares being listed on Nasdaq; the SEC having declared a registration statement effective registering the distribution of such GIPR Underlying Shares by us to our stockholders and/or the resale of such GIPR Underlying Shares by us; and our receipt of approval by our lenders to distribute such GIPR Underlying Shares to our stockholders.
After March 15, 2024, GIPR may only redeem the GIPR Preferred Stock for the GIPR Cash Redemption Price, unless we agree, in our sole and absolute discretion, to a redemption of the GIPR Preferred Stock for shares of GIPR Common Stock, on terms acceptable to us.
The disposition of the GIPR Portfolio closed on August 10, 2023. Since the disposition of the GIPR Portfolio exceeded 20% of the aggregate worldwide market value of our voting and non-voting common equity as of July 31, 2023, the transaction is deemed to be a significant disposition under Regulation S-X 1-02(w). We therefore provide the following financial information related to our disposition of the GIPR Portfolio as of and for the six months ended June 30, 2023 and for the year ended December 31, 2022.
The accompanying unaudited pro forma condensed consolidated balance sheet is presented as of June 30, 2023 and the unaudited pro forma condensed consolidated statements of operations of the Company are presented for the six-month period ended June 30, 2023 and the year ended December 31, 2022 (the “Pro Forma Periods”). These financial statements include certain pro forma adjustments to illustrate the estimated effect of our disposition of the GIPR Portfolio discussed above and in Note 3 to our accompanying unaudited condensed consolidated financial statements under the heading Dispositions – Nine Months Ended September 30, 2023. This pro forma consolidated financial information is presented for informational purposes only and does not purport to be indicative of our financial results as if the transaction reflected herein had occurred on the date or been in effect during the period indicated. This pro forma consolidated financial information should not be viewed as indicative of our financial results in the future and should be read in conjunction with our financial statements as filed on Form 10-K for the year ended December 31, 2022, on Form 10-Q for the six months ended June 30, 2023 and on this Form 10-Q for the nine months ended September 30, 2023.

Unaudited Pro Forma Condensed Consolidated Balance Sheet
As of June 30, 2023

	Modiv Industrial, Inc.	Less Assets Sold to GIPR (1)	Pro Forma Modiv Industrial, Inc.
Assets
Real estate investments:
Land	$105,646,718	$—	$105,646,719
Buildings and improvements	376,619,602	—	376,619,602
Equipment	4,429,000	—	4,429,000
Tenant origination and absorption costs	16,393,977	—	16,393,977
Total investments in real estate property	503,089,297	—	503,089,297
Accumulated depreciation and amortization	(44,974,782)	—	(44,974,782)
Total investments in real estate property, net	458,114,515	—	458,114,515
Investments in unconsolidated entity	10,011,347	—	10,011,347
Total real estate investments, net	468,125,862	—	468,125,862
Real estate investments held for sale, net	47,169,589	(38,541,403)	8,628,186
Total real estate investments, net	515,295,451	(38,541,403)	476,754,048
Cash and cash equivalents	9,912,110	29,282,508	39,194,618
Investment in preferred stock	—	9,620,000	9,620,000
Tenant receivables, net	9,468,576	—	9,468,576
Above-market lease intangibles, net	1,351,949	—	1,351,949
Prepaid expenses and other assets	5,430,520	—	5,430,520
Interest rate swap derivative	5,613,847	—	5,613,847
Assets related to real estate investments held for sale	2,337,517	(2,304,732)	32,785
Total assets	$549,409,970	$(1,943,627)	$547,466,343

Liabilities and Equity
Mortgage notes payable, net	$44,243,807	$—	$44,435,556
Mortgage notes payable related to real estate investments held for sale, net	—	—	—
Total mortgage notes payable, net	44,243,807	—	44,243,807
Credit facility revolver	—	—	—
Credit facility term loan, net	248,263,340	—	248,263,340
Accounts payable, accrued and other liabilities	7,015,513	—	7,015,513
Below-market lease intangibles, net	9,328,801	—	9,328,801
Liabilities related to real estate investments held for sale	465,252	(359,138)	106,114
Total liabilities	309,316,713	(359,138)	308,957,575

Commitments and contingencies

7.3750% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 authorized, issued and outstanding as of June 30, 2023 and December 31, 2022	2,000	—	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 7,874,502 shares issued and 7,530,992 shares outstanding as of June 30, 2023 and 7,762,506 shares issued and 7,512,353 shares outstanding as of December 31, 2022	7,875	—	7,875
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—	—
Additional paid-in-capital	280,815,445	—	280,815,445
Treasury stock, at cost, 343,510 shares and 250,153 shares held as of June 30, 2023 and December 31, 2022, respectively	(5,290,780)	—	(5,290,780)
Cumulative distributions and net losses	(123,895,028)	(1,584,489)	(125,479,517)
Accumulated other comprehensive income	3,080,694	—	3,080,694
Total Modiv Industrial, Inc. equity	154,720,206	(1,584,489)	153,135,717
Noncontrolling interests in the Operating Partnership	85,373,051	—	85,373,051
Total equity	240,093,257	(1,584,489)	238,508,768
Total liabilities and equity	$549,409,970	$(1,943,627)	$547,466,343
See footnotes below.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2023
	Modiv Industrial, Inc.	Less Assets Sold to GIPR (2)	Pro Forma Modiv Industrial, Inc.
Income:
Rental income	$20,461,327	$(1,580,434)	$18,880,893
Tenant reimbursements	1,686,418	(300,765)	1,385,653
Total rental income	22,147,745	(1,881,199)	20,266,546

Expenses:
General and administrative	3,505,831	—	3,505,831
Stock compensation expense	1,320,339	—	1,320,339
Depreciation and amortization	7,228,394	(674,404)	6,553,990
Property expenses	3,234,712	(839,870)	2,394,842
Impairment of real estate investment property	3,499,438	—	3,499,438
Total expenses	18,788,714	(1,514,274)	17,274,440

Operating income	3,359,031	(366,925)	2,992,106

Other (expense) income:
Interest income	270,535	—	270,535
Income from investments in unconsolidated entities	128,340	—	128,340
Interest expense, net	(3,838,861)	519,823	(3,319,038)
Other	131,987	—	131,987
Other (expense) income, net	(3,307,999)	519,823	(2,788,176)

Net income	51,032	152,898	203,930
Net income attributable to noncontrolling interest in Operating Partnership	166,556	—	166,556
Net income attributable to Modiv Industrial, Inc.	217,588	152,898	370,486
Preferred stock dividends	(1,843,750)	—	(1,843,750)
Net (loss) income attributable to common stockholders	$(1,626,162)	$152,898	$(1,473,264)

Net (loss) income per share attributable to common stockholders:
Basic and diluted	$(0.22)	$0.02	$(0.20)
Weighted-average number of common shares outstanding:
Basic and diluted	7,532,080	7,532,080	7,532,080
See footnotes below.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Year Ended December 31, 2022

	Modiv Industrial, Inc.	Less Assets Sold to GIPR (2)	Pro Forma Modiv Industrial, Inc.
Income:
Rental income	$41,930,258	$(3,154,930)	$38,775,328
Tenant reimbursements	4,244,009	(717,032)	3,526,977
Total rental income	46,174,267	(3,871,962)	42,302,305

Expenses:
General and administrative	7,812,057	—	7,812,057
Stock compensation expense	2,401,022	—	2,401,022
Depreciation and amortization	14,929,574	(1,343,259)	13,586,315
Property expenses	8,899,626	(1,282,234)	7,617,392
Impairment of real estate investment property	2,080,727	—	2,080,727
Impairment of goodwill	17,320,857	—	17,320,857
Total expenses	53,443,863	(2,625,493)	50,818,370

Gain on sale of real estate properties	12,196,371	—	12,196,371
Operating income	4,926,775	(1,246,469)	3,680,306

Other (expense) income:
Interest income	21,910	—	21,910
Loss on early extinguishment on debt	(1,725,318)	—	(1,725,318)
Income from investments in unconsolidated entities	278,002	—	278,002
Interest expense, net	(8,106,658)	899,105	(7,207,553)
Other	93,971	—	93,971
Other (expense) income, net	(9,438,093)	899,105	(8,538,988)

Net loss	(4,511,318)	(347,364)	(4,858,682)
Net loss attributable to noncontrolling interest in Operating Partnership	(1,222,783)	—	(1,222,783)
Net loss attributable to Modiv Industrial, Inc.	(3,288,535)	(347,364)	(3,635,899)
Preferred stock dividends	(3,687,500)	—	(3,687,500)
Net loss attributable to common stockholders	$(6,976,035)	$(347,364)	$(7,323,399)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.93)	$(0.05)	$(0.98)
Weighted-average number of common shares outstanding:
Basic and diluted	7,487,204	7,487,204	7,487,204
(1)    Reflects removal of recorded balances of the 13 properties sold to GIPR in real estate held for sale, other assets related to real estate investments held for sale and liabilities related to real estate investments held for sale as of June 30, 2023 and inclusion of proceeds received in the sale including cash of $30,000,000 net of transaction expenses related to the sale and the fair value of GIPR Preferred Stock as of the closing on August 10, 2023.
(2)     Reflects removal of rental operations of the 13 properties sold to GIPR including an allocation of interest expense, net of derivative settlements, for interest incurred based upon the borrowing base value of the GIPR properties as a percentage of the total borrowing base value.

Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Industrial, Inc. (f/k/a Modiv Inc.) (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Second Amended and Restated Bylaws of Modiv Industrial, Inc. (f/k/a Modiv Inc.) (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Modiv Inc. changing its name to Modiv Industrial, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 14, 2023)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

10.1*	Agreement of Purchase and Sale, dated August 10, 2023, among Modiv Inc., Generation Income Properties, L.P. Generation Income Properties, Inc. and each entity identified as a “Selling Entity”
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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
Date: November 13, 2023