Form 10-K
period 2023-12-31
Modiv Industrial, Inc.
filed 2024-03-07
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40814
________________________________________________________
MODIV INDUSTRIAL, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No   ☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of its Class C common stock held by non-affiliates was $104,304,239, calculated by reference to the closing price of the Registrant's Class C common stock on the New York Stock Exchange on June 30, 2023, of $13.85 per share.
As of February 29, 2024, there were 9,172,755 outstanding shares of the Registrant’s Class C common stock.
Documents Incorporated by Reference:
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2023. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Modiv Industrial, Inc. (the “Company,” “Modiv,” “us,” “we,” or “our”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act, Section 21E of the Exchange Act and other applicable law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “can,” “will,” “would,” “could,” “should,” “plan,” “potential,” “project,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.
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
•We are focused on future acquisitions of industrial manufacturing properties and have reduced the number of non-core properties in our portfolio, and therefore the prior performance of our real estate investments may not be comparable to our ongoing results.
•We face risks associated with cybersecurity incidents through cyber-attacks, cyber intrusions or otherwise, as well as failures of systems on which we rely and other significant disruptions of our information technology networks and related systems.
•We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
•We plan to sell our remaining non-core properties as we seek to pursue growth through our investment strategy. However, investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results and cash flows.
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
•We may change our targeted investments or investment strategy.
•We have incurred losses in the past and we may experience additional losses in the future.
•Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our common stock or a change in control.
•We are subject to risks relating to litigation and regulatory liability.
•Inflation and rising interest rates may adversely affect our financial condition and results of operations or result in a decrease in the value of our Class C Common Stock.
•Our current properties depend upon a single-tenant for their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency of a tenant, a downturn in the business of a tenant or a tenant’s lease termination in bankruptcy, or otherwise.
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
•We may be subject to adverse legislative or regulatory tax changes.

PART I
ITEM 1.    BUSINESS
The Company
Modiv Industrial, Inc. (“Modiv”) is an internally-managed Maryland corporation with publicly-traded shares of Class C Common Stock and Series A Preferred Stock (defined below) which has operated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2016. Modiv acquires, owns and manages a portfolio of single-tenant net-lease properties throughout the United States, with a focus on acquiring critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen the nation's supply chains. Modiv also owns a few non-core, legacy retail and office real estate properties, and is gradually reducing its non-core exposure, subject to market conditions, as it furthers its focus as a pure-play industrial manufacturing REIT. Modiv seeks to provide investors access to MOnthly DIVidends through a durable portfolio of real estate investments designed to generate both current income and long-term growth. We changed our name from Modiv Inc. to Modiv Industrial, Inc., effective August 11, 2023, upon achieving a super-majority of industrial properties in our portfolio.
As used herein, the terms “Modiv,” the “Company,” “we,” “our” and “us” refer to Modiv Industrial, Inc. and, as required by context, Modiv Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership” or “Modiv OP”).
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
As of December 31, 2023, our real estate investment portfolio consisted of 44 properties, including two properties held for sale and an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”). Our portfolio is distributed across 16 states and consists of 39 industrial properties (including one held for sale and the TIC Interest), one retail property and four office properties (including one held for sale).
During the year ended December 31, 2023, we acquired 12 industrial manufacturing properties, including manufacturing facilities in Minnesota (4), Ohio (2), Illinois, Michigan, Ohio, Pennsylvania, South Carolina and Texas. We disposed of 14 properties during the year ended December 31, 2023, including 11 retail properties, two office properties and one flex property. See Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details of our acquisitions and dispositions.
Following the January and February 2024 sales of the two properties that were held for sale as of December 31, 2023, our real estate investment portfolio consists of 42 properties. Details of these 42 operating properties as of December 31, 2023, and related financing are as follows:
•    38 industrial properties (including the TIC Interest), which represented approximately 76% of the portfolio (expressed as a percentage of annual base rent for the next 12 months (“ABR”)), one retail property, which represented approximately 11% of the portfolio by ABR, and three office properties, which represented approximately 13% of the portfolio by ABR;
•    Occupancy rate of 98%;
•    Leased to 28 different commercial tenants doing business in 12 separate industries;
•    Approximately 4.5 million square feet of aggregate leasable space, including the entirety of the property in which we hold the TIC Interest;
•    An average leasable space per property of approximately 106,000 square feet, including the TIC Interest; with approximately 110,000 square feet per industrial property, including the TIC Interest; approximately 73,000 square feet at our retail property; and approximately 77,000 square feet per office property; and
•    Outstanding mortgage notes payable balance of $31,200,000 for two properties, a credit facility term loan balance of $250,000,000 and no credit facility revolver balance.

As of December 31, 2023, all 42 operating properties, including the TIC Interest and excluding the two properties held for sale, were single-tenant net-lease properties and all properties were leased, excluding the property formerly leased to Kalera, Inc. (see Note 11 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details), with a weighted average lease term (“WALT”), excluding rights to extend a lease at the option of the tenant, of approximately 14.1 years compared with a WALT of 11.9 years as of December 31, 2022.
As of December 31, 2023, we held an approximate 72.7% TIC Interest in a 91,740 square foot industrial property located in Santa Clara, California. The remaining approximately 27.3% of undivided interest in the Santa Clara, California property is held by third parties.
To date, we have invested primarily in single-tenant, income-producing properties, leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will primarily constitute acquiring fee title or interests in entities that own and operate real estate. We own and will make acquisitions of our real estate investments through special purpose limited liability companies which are wholly-owned subsidiaries of our Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties through special purpose limited liability companies which are wholly-owned subsidiaries of our Operating Partnership. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted and of which we are the sole general partner and own approximately 81% of the interests as of February 29, 2024, following the exchange of certain Class C OP Units (defined below) for Class C Common Stock in January and February 2024 as described in Note 14 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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
The Operating Partnership Agreement, as Amended
On February 1, 2021, we, and certain of the limited partners of the Operating Partnership, entered into the Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), which amended and restated the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership dated December 31, 2019. We are the sole general partner of the Operating Partnership and, as of December 31, 2023, we owned an approximate 68% interest in the Operating Partnership. Our limited partners owned an approximate 32% interest in the Operating Partnership, comprised of units of Class P limited partnership interest (“Class P OP Units”), units of Class R limited partnership interest for both time vesting and performance vesting (“Class R OP Units”) and units of Class C limited partnership interest (“Class C OP Units”) in the Operating Partnership. The Class P OP Units and Class R OP Units have now vested and will automatically convert to Class C OP Units on March 31, 2024, when they will be eligible to convert to shares of Class C Common Stock. Such Class P OP Units, Class R OP Units and Class C OP Units are described in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K. On December 29, 2023, we amended the Partnership Agreement to provide us with discretion to shorten the time between the date when we receive a notice of conversion or exchange and the date when such conversion or exchange takes place. On January 23, 2024, we amended the Partnership Agreement again to automatically convert all Class M OP Units (as defined below) to Class C OP Units on January 30, 2024, in light of the fact that the performance hurdles for the Class M OP Units were not met as of December 31, 2023. During January and February 2024, holders of 1,364,932 Class C OP Units exchanged them for Class C Common Stock.
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
Most of our leases require tenants to provide us with financial reports on a regular basis, or they are publicly-traded or have a parent that is public, and we analyze tenant creditworthiness on an ongoing basis, post-acquisition including review of tenant payment histories. However, a few of our older legacy leases limit our ability as landlord to demand non-public tenant financial information on a recurring basis. It is also our policy and practice to monitor public announcements regarding our tenants.

Description of Leases
We expect to invest in industrial manufacturing real estate investments, which are primarily single-tenant properties, with new leases negotiated in connection with sale and leaseback transactions or existing net leases. Under most commercial leases, tenants are obligated to pay a predetermined base rent. All of our leases also contain provisions that increase the amount of base rent payable annually during the lease term. We anticipate that most of our acquisitions will have lease terms of 15+ years at the time of the property acquisition and we may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes.
There are various forms of net leases, typically classified as triple-net or double-net. Triple-net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property, while the tenants are obligated to pay the majority of the operating expenses listed above. Modified gross leases require the landlord to be responsible for most operating expenses of the property. All of our leases entered into over the last two years are triple-net leases and we expect to enter into triple-net leases in connection with future acquisitions. Some of our older legacy leases are double-net leases and we have only one modified gross lease which is with the State of California’s Office of Emergency Services.
We expect to have adequate insurance coverage for all properties in which we invest. Generally, the triple-net and double-net leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. In such instances, the policy will list us an additional insured. However, lease terms may provide that tenants are not required to, and we may decide not to, obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk. See Part I, Item 1A. Risk Factors – General Risks Related to Investments in Real Estate. Tenants are required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. We track and review the insurance certificates for compliance.
Disposition Policies
We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. During the fourth quarter of 2021, we embarked on a strategic plan to reduce our exposure to office and retail properties and increase our WALT by acquiring industrial manufacturing properties with the majority of the lease terms having 15+ years in duration. We acted on this plan during 2022 and 2023, resulting in an increase in our industrial properties to 76% of our portfolio by ABR as of December 31, 2023, and the extension of our WALT to approximately 14 years.
The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property.
Affiliate Transaction Policy
Our independent directors will review and approve (by majority vote) all matters the board of directors believes may involve a conflict of interest and will approve any transactions between us and our affiliates.

Competitive Market Factors
The U.S. commercial real estate investment and leasing markets are competitive. We face competition from various entities for investment opportunities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, private equity and other investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
Although we believe that we are well-positioned to compete effectively, there is significant competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Compliance with Federal, State and Local Environmental Law
Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently, and we consider these laws and regulations in the operation of our business.
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
We perform a diligence review on each property that we purchase. As part of this review, we obtain an environmental site assessment for each proposed acquisition (which at a minimum includes a Phase I environmental assessment). We will not close the purchase of any property unless we are generally satisfied with the environmental status of the property. Furthermore, under most of our leases, the tenants have primary responsibility for compliance with all environmental laws and indemnify us for any costs or damages resulting from noncompliance with environmental laws.
We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In addition to indemnifications from our tenants, we maintain an environmental insurance policy for our portfolio to insure against the potential liability of remediation and exposure risk, but it may not be sufficient to cover any catastrophic claims. See Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate.

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
Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of commercial real estate assets, primarily utilized for industrial manufacturing, as well as a few non-core assets. All of our consolidated revenues are derived from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.
Major Tenants
We have two tenants that each generate rental income over 10%, with the nine properties leased to Lindsay accounting for 13.0% of rental income and the KIA auto dealership property accounting for 11.0% of rental income for the year ended December 31, 2023. See Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details.
See Part I, Item 1A. Risk Factors – Risks Related to Our Business – We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Employees
As of December 31, 2023, we had 12 total employees, all of which are full-time employees.
Principal Executive Offices
Our principal executive offices are located at 200 S. Virginia Street, Reno, Nevada, 89501. Our telephone number and website address are (888) 686-6348 and http://www.modiv.com, respectively.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. Access to copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.modiv.com, and/or through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.    RISK FACTORS
Risks Related to an Investment in Our Class C Common Stock
Our listing on the NYSE does not guarantee an active and liquid market for our Class C Common Stock, and the market price and trading volume of the shares of our Class C Common Stock may fluctuate significantly.
Our Class C Common Stock began trading on the NYSE in 2022, and we can provide no assurance an active and liquid trading market for the shares of our Class C Common Stock will be sustained. The market price and liquidity of our Class C Common Stock may be adversely affected by the absence of an active trading market. The market price for the shares of our Class C Common Stock may not equal or may exceed the price our stockholders pay for their shares.
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
•    domestic and international economic factors unrelated to our performance including uncertainty and volatility resulting from global pandemics such as COVID-19, the violence and unrest in the Middle East, the ongoing war between Russia and Ukraine, and the economic sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response thereto, all of which have added to continuing concerns about supply chain disruptions, inflation and increased interest rates in the markets in which we operate; and
•    the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K, including in this “Part I, Item 1A. Risk Factors” section.

Our Class C Common Stock is subordinate to our Series A Preferred Stock and our existing and future debt, and our common stockholders' interests could be diluted by the issuance of additional preferred stock, future offerings of debt securities, which could be senior to our common stock, or equity securities, and by other transactions.
Our Class C Common Stock ranks junior to all Series A Preferred Stock and our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our Credit Facility includes, and our future debt may include, restrictions on our ability to pay dividends to common stockholders, including holders of Class C Common Stock. As of December 31, 2023, there were 2,000,000 shares of Series A Preferred Stock issued and outstanding. In addition, our board of directors has the power under our charter to classify any of our unissued shares of preferred stock, and to reclassify any of our previously classified but unissued shares of preferred stock of any class or series, from time to time, in one or more series of preferred stock.
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
Further, in connection with acquisitions in January 2022 and April 2023, as discussed herein, the sellers received Class C OP Units as a portion of the purchase price. These holders of the Class C OP Units may request the redemption of all or a portion of these units for shares of Class C Common Stock or, at our option as the general partner of the Operating Partnership, for cash (the “Class C OP Unit Redemption”). If we determine to satisfy the Class C OP Unit Redemption with shares of Class C Common Stock, such holder of Class C OP Units will be entitled to receive one share of Class C Common Stock for each Class C OP Unit, subject to adjustment. As a result, our stockholders will be diluted by the issuance of Class C Common Stock in connection with the Class C OP Unit Redemption, which could have a material adverse impact on the market price of our common stock.
The future issuance or sale of additional shares of our Class C Common Stock could adversely affect the trading price of our Class C Common Stock.
Future issuances or sales of substantial numbers of shares of our Class C Common Stock in the public market or the perception that issuances or sales might occur, could adversely affect the per share trading price of our Class C Common Stock. The per share trading price of our Class C Common Stock may decline significantly upon the sale or offering of additional shares of our Class C Common Stock. Because we have a large number of stockholders and our shares of Class C Common Stock have not been listed on a national securities exchange until recently, there may be significant pent-up demand to sell our shares.
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
Risks Related to Our Business
We are focused on future acquisitions of industrial manufacturing properties while reducing the number of non-core properties in our portfolio, and therefore the prior performance of our real estate investments may not be comparable to our ongoing results.
We were incorporated in the State of Maryland on May 15, 2015, and during the fourth quarter of 2021, we embarked on a strategic plan to reduce our exposure to non-core properties and invest primarily in industrial manufacturing real estate properties. We also may seek to acquire listed and non-listed real estate companies or portfolios. As of December 31, 2023, we owned 44 properties, including one tenant-in-common real estate investment (an approximate 72.7% interest in a 91,740 square foot industrial property located in Santa Clara, California). Because we are focused on future acquisitions of industrial manufacturing properties while reducing the number of non-core properties in our portfolio, the prior performance of our real estate investments or real estate investment programs, particularly those in place prior to the fourth quarter of 2021, may not be comparable to our ongoing results.
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
We face risks associated with cybersecurity incidents through cyber-attacks, cyber intrusions or otherwise, as well as failures of systems on which we rely and other significant disruptions of our information technology (“IT”) networks and related systems.
The risk of a cybersecurity incident or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our website, www.modiv.com, IT networks and related systems, including third party providers of software-as-a-service (“SaaS”) platforms, are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage our risk of a cyber-attack or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted cyber-attacks or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber-attacks evolve and may be designed to be undetectable. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. Additionally, data protection laws and regulations often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain.

A cybersecurity incident or other significant disruption involving IT networks and related systems we use could:
•disrupt the proper functioning of our networks and systems and therefore our operations;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines to the regulators;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, or destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us, or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•require significant management attention and resources to remedy any damages that result or improve our security;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements;
•result in litigation or increased regulatory oversight, including governmental investigations, enforcement actions, regulatory fines, and/or criminal prosecution; and/or
•damage our reputation among investors.
We rely heavily on SaaS solutions supplied by third party providers, including data centers and cloud storage services. If these third party providers cease to provide the facilities or services, experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected, which could result in damage to our reputation among investors and brands, and materially and adversely affect our business. We may not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events. And while we may be entitled to damages if our third-party providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.
We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, private equity and other investment funds, and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could limit our ability to pursue suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, or if we are not able to acquire investments at all, our returns will be lower and the value of our respective assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.
We plan to sell our remaining non-core properties as we seek to pursue growth through our investment strategy. However, investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results and cash flows.
Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict whether we will be able to sell any property we desire to for the price or on the terms set by us or acceptable to us, or the length of time needed to find a willing buyer and to close the sale. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur unusual or extraordinary distribution requirements, be required to expend funds to correct defects or make capital improvements or, as a result of required debt repayment, face a shortage of liquidity. Therefore, as a result of the foregoing events or circumstances, we may not be able to achieve our targeted industrial composition of our portfolio promptly, on favorable terms or at all in response to changing economic, financial and investment conditions, which may adversely affect our cash flows and our ability to make distributions to stockholders.

Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing at interest rates acceptable to us or at all, to service future debt obligations, or to pay distributions to our stockholders.
Currently, both the investing and leasing environments are highly competitive. The uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. For example, the COVID-19 pandemic has resulted in significant disruptions in financial markets, supply chains, sustained elevated inflation and interest rate levels, uncertainty about how the economy will perform and the extent to which employees working from home will return to the office. In addition, the violence and unrest in the Middle East, the ongoing war between Russia and Ukraine, and the economic sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response thereto has further disrupted global financial markets and affected macroeconomic conditions. Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns of large economies outside the United States are likely to negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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
The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries, significant increases in inflation, and global and political volatility. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable.
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
We routinely evaluate our real estate properties and related intangible assets for impairment indicators and have recognized impairment charges to the value of our real estate properties, goodwill and intangible assets. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Furthermore, as we reposition our portfolio by selling some of our legacy office and retail properties with short lease terms, such pending sales could lead to potential impairment charges depending on the final selling price. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property or related intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements.

Downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a more diversified investment portfolio.
While we intend to diversify our portfolio of investments by geography, investment size and investment risk, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our Class C Common Stock and accordingly limit our ability to pay distributions to our stockholders. As of December 31, 2023, nine of our 44 operating properties, including one held for sale property and our approximate 72.7% TIC Interest, are located in California, which makes the performance of our properties highly dependent on the health of the California economy.
Furthermore, we are not required to meet any property-type, tenant or geographic diversification standards. Therefore, our investments may become concentrated by type, tenant or geographic location, which could subject us to significant risks with potentially adverse effects on our investment objectives. For example, 76% of our ABR as of December 31, 2023, is concentrated in industrial property assets and we expect that percentage to continue to increase as we target acquisitions of additional industrial property assets and dispose of our remaining legacy retail and office assets.
Any adverse economic or real estate developments in our markets could adversely affect our operating results and our ability to pay distributions to our stockholders.
We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Our portfolio has two tenants that in the aggregate contribute approximately 23% of our ABR as of December 31, 2023, with Lindsay (which is comprised of nine properties in six states) representing 13% of our ABR and Trophy of Carson representing 10% of our ABR. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, their financial condition. Although we expect to increase tenant diversification over time, in the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.
The loss of or our inability to retain key executive officers could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Aaron Halfacre, Ray Pacini, Bill Broms and John Raney, our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Operating Officer and General Counsel, respectively, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals. If any of these persons were to cease their association with us, we may be unable to find suitable replacements and our operating results could suffer as a result. We believe that our future success depends, in large part, upon our ability to retain our highly skilled managerial, financial and operational professionals. Competition for such professionals is intense, and we may be unsuccessful in retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
We may change our targeted investments or investment strategy.
We intend to focus future investments in industrial manufacturing real estate properties and reduce the number of non-core properties in our portfolio; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our Class C Common Stock and our ability to make distributions to our stockholders. We will not forgo an investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will analyze the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, our portfolio composition may vary from our initial expectations. However, we will attempt to continue to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
We have incurred losses in the past and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with generally accepted accounting principles in the United States (“GAAP”)) and in the future, we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to depreciation and amortization, as well as interest expense and general and administrative expenses. Accordingly, we may not generate cash flows sufficient to pay distributions to stockholders or meet our debt service obligations.
Risks Related to Our Corporate Structure
Our charter and bylaws contain provisions that may delay, defer or prevent an acquisition of our Class C Common Stock or a change in control.
Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders.
•    Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our Class C Common Stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding Class C Common Stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that could result in our being “closely held” under Section 856(h) of the Internal Revenue Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our Class C Common Stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests.
•     Our Board of Directors Has the Power to Cause Us to Issue Additional Shares of Our Stock Without Stockholder Approval. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of Class C Common Stock or otherwise be in the best interests of our stockholders.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our Distribution Reinvestment Plan (“DRP”) and At-The-Market (“ATM”) offering, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms, or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment in us.

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
Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
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

General Risks Related to Investments in Real Estate
Pandemics or other health crises, such as the COVID-19 pandemic, may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the COVID-19 pandemic and the emergence of any future variants. The outbreak of COVID-19 in the United States and in many countries adversely impacted global economic activity and contributed to significant volatility and negative pressure in the financial markets, which could occur again if a new pandemic were to occur.
The potential effects of a pandemic on our tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis. Temporary closures of businesses and the resulting remote working arrangements for personnel in response to pandemics or outbreaks, such as occurred as a result of COVID-19, may result in long-term changed work practices that could negatively impact us and our business. The increase in remote work practices may continue in a post-pandemic environment, even in the suburban markets and markets with lower demand in which we primarily operate. The need to reconfigure a leased space, either in response to the pandemic or to tenants' needs, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial space reconfiguration is required, a tenant may explore other space and find it more advantageous to relocate than to renew its lease and renovate the existing space. If so, our business, operating results, financial condition and prospects may be materially adversely impacted.
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
•downturns in national, regional and local economic conditions;
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
•acts of war or terrorism, including the consequences of terrorist attacks or the ongoing war between Russia and Ukraine and the economic sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response thereto;
•a pandemic or other public health crisis (such as the COVID-19 virus outbreak);
•the potential for uninsured or underinsured property losses; and
•periods of high inflation, high interest rates and tight money supply.
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
Following the sales of the properties leased to Highline Warren LLC as successor in interest to Levins Auto Supply, LLC (“Levins”) and Cummins Inc. (“Cummins”) in January and February of 2024, respectively, we have no leases scheduled to expire in the next 12 months. However, our inability to renew or re-lease space in 2025 and beyond could adversely impact our financial condition, results of operations, cash flow and our ability to pay distributions to our stockholders.
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
Inflation and rising interest rates may adversely affect our financial condition and results of operations or result in a decrease in the value of our Class C Common Stock.
Rising inflation may have an adverse impact on our Credit Facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. The U.S. Federal Reserve has significantly raised interest rates to combat inflation and restore price stability. To the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows. Inflation may also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, their demand for space and future extensions of their leases.
In addition, one of the factors that may influence the price of our Class C Common Stock will be the distribution rate on the Class C Common Stock (as a percentage of the price of our Class C Common Stock) relative to market interest rates. If market interest rates rise, prospective purchasers of shares of our Class C Common Stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our Class C Common Stock, which would reduce the demand for, and result in a decline in the market price of, our Class C Common Stock.
Risks Related to Investments in Single-Tenant Real Estate
Our current properties depend upon a single-tenant for their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency of a tenant, a downturn in the business of a tenant or a tenant’s lease termination in bankruptcy or otherwise.
While we are focused on future acquisitions of industrial manufacturing properties, we expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property, and we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. In addition, many of our single-tenant properties are also special-use and if the current lease is terminated or not renewed and we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, and other limitations, could have an adverse effect on our financial condition and our ability to pay distributions.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, including sale-leaseback transactions, which could harm our operating results and financial condition.
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
In addition, we often enter into sale-leaseback transactions, whereby we purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan to restructure the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to stockholders.
Net leases may not result in fair market lease rates over time.
We expect most of our rental income to come from net leases. Net leases typically contain: (i) longer lease terms; (ii) fixed rental rate increases during the primary term of the lease; and (iii) fixed rental rates or fixed increases for renewal options, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates if fair market rental rates increase at a greater rate than the fixed rental rate increases.
Risks Associated with Debt Financing
We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
We are targeting leverage, over the long-term once we achieve scale, of 40% or lower of the aggregate fair value of our real estate properties plus our cash and cash equivalents; however, we increased our borrowing during 2023 in order to execute attractive acquisition opportunities, resulting in leverage of 48% as of December 31, 2023. We may have higher leverage in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity. Our board of directors has approved our maximum leverage ratio of 55% of the aggregate fair value of our real estate properties plus our cash and cash equivalents.
We may exceed the 55% limit only if any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with justification for such excess. There is no limitation on the amount we may borrow for the purchase of any single asset, and our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. Further, our Credit Facility allows for borrowings up to 60% of our borrowing base; however, we are targeting leverage of 40% over the long-term and do not currently plan to allow our leverage ratio to exceed 55% in order to minimize the interest rate payable on the Revolver and Term Loan.
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

Our use of indebtedness could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to make distributions, including those necessary to maintain our REIT qualification, unless we decide to make distributions of our Class C Common Stock; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in pledged properties.
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in the pledged property because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. As of December 31, 2023, three of our 44 properties, including the TIC Interest, were encumbered with mortgages, representing $43,930,664, or 15% of our total debt. Incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have and may in the future give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders may be adversely affected.
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
As of February 29, 2024, amounts outstanding under the Credit Facility, as adjusted by swap agreements, bear interest at fixed rates. However, in the future, we may incur additional indebtedness that bears interest at variable rates or be unable to enter into new swap agreements to fix interest rates. Variable rate borrowings expose us to increased interest expense in a rising interest rate environment. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, which could adversely affect our cash flows and cash available for distribution to our stockholders.
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
We expect to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend that our assets or income cause a violation of the REIT requirements under the Internal Revenue Code.
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
In addition, as a result of the Agreement and Plan of Merger dated September 19, 2019, pursuant to which Rich Uncles Real Estate Investment Trust I (“REIT I”) merged with and into our newly created subsidiary “Merger Sub,” with Merger Sub surviving as our direct, wholly-owned subsidiary (the “Merger”), if REIT I is determined to have lost its REIT status or not qualified as a REIT prior to the Merger, we will face serious tax consequences that would substantially reduce cash available for distribution, including cash available to pay dividends to our stockholders, because:
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
3.    we would inherit any such liability, including any interest and penalties that have accrued on such U.S. federal income tax liabilities;
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
The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to tenants in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of these rules. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries (“TRS”), may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT.
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
4.    As discussed above, if we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our TRSs or the sale met certain “safe harbor” requirements under the Internal Revenue Code.
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
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including investments in certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests or (iii) a transaction entered into in connection with the termination of a hedging transaction described in either clause (i) or (ii) where the property or indebtedness that was the subject of the prior hedging transaction was disposed of or extinguished, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Our ownership of and relationship with our TRSs will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
We may own one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning before January 1, 2026). Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We believe we maintain an information technology and cybersecurity program appropriate for a company our size, taking into account our operations and risks.
We are committed to cybersecurity and vigilantly protecting all our resources and information from unauthorized access. Our cybersecurity approach incorporates a layered portfolio of employee training programs, multiple resources to manage and monitor the evolving threat landscape, effective board oversight of cybersecurity risks and knowledgeable teams responsible for preventing and detecting cybersecurity risks.
Management and Board Oversight
Our board of directors has delegated oversight of our cybersecurity program to our audit committee. Our audit committee, which consists of solely independent directors, reviews our enterprise risk and cybersecurity risks on a regular basis. It also reviews steps management has taken to protect against threats to our information systems and security and receives updates on cybersecurity from our information technology team on a periodic basis. The full board of directors also periodically reviews our cybersecurity risks with management and the actions we are taking to mitigate such risks. The CAO or their designee reports to the audit committee on a periodic basis on the status of our cybersecurity program. These actions include implementing industry-recognized practices for protecting systems, third-party monitoring of certain systems and cybersecurity training for employees.

With oversight from our audit committee and our board of directors, our management team including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer and General Counsel (“COO/GC”), is responsible for managing all cybersecurity risks and overseeing our security programs. Our information technology team is comprised of our Chief Accounting Officer (“CAO”) and other knowledgeable employees, and is responsible for management of our cybersecurity programs. Our information technology team consists of individuals with experience in assessing and addressing cybersecurity risk and is responsible for executing our cybersecurity programs as well as communicating regularly with senior management. Our CEO, CFO and COO/GC have familiarity and oversight experience, appropriate for their positions, regarding general cybersecurity matters and threats affecting business-to-business software and cloud services vendors. In addition, our cybersecurity program includes engagement of other Company management and employees and outside service providers to oversee or perform specific roles in connection with cybersecurity risk assessment and management, and incident management.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
The principal objectives of our cybersecurity program (“Cybersecurity Program”) are to minimize the risks associated with cybersecurity threats to our business operations, financial performance and financial condition, and protect confidential information, our intellectual property and other assets, and those of our investors, tenants, vendors, partners and employees that may be at risk due to our cybersecurity threats.
We use industry recognized cybersecurity frameworks and standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Recognizing that the nature of cybersecurity threats and the particular threat vectors we face continually change, our board, audit committee, senior management, and information technology team continually evaluate and invest in updating and enhancing our Cybersecurity Program.
Under our Cybersecurity Program, our information technology team and our senior management, with input where appropriate from our third-party advisors, work to identify our cybersecurity threats, assess the risks, and deploy appropriate technologies and processes to manage those risks. Cybersecurity incidents may be detected through a variety of means, including but not limited to automated event-detection notifications or similar technologies which are monitored by our cybersecurity provider, notifications from employees, vendors or service providers, and notifications from third-party information technology system providers. When cybersecurity incidents occur, our actions are guided by an incident response plan to (i) detect, contain and eradicate threats, (ii) notify the executive management and the Audit Committee Chairman as appropriate based on the severity level of the cybersecurity incident, (iii) recover compromised data and information systems, (iv) limit impacts of any such incident on our operations and (v) report any such incident as required by law or as otherwise appropriate.
We have relationships with a number of third-party service providers to assist with cybersecurity containment and remediation efforts, including outside legal counsel and vendors.
We consider our cybersecurity risk and related management processes when assessing risk across the Company. Our risk management systems and processes comprise numerous components, including policies and procedures, risk detection systems, tools and protocols, internal auditing, management review, defined lines of communications, cybersecurity awareness training for employees, phishing simulation tests, penetration testing, engagement of outside advisors and experts to assess, test or otherwise assist with aspects of our security controls, regular operations reviews with the CEO, and board (and audit committee) oversight. We use a number of means to assess and manage cyber risks related to our third-party service providers, such as conducting due diligence in connection with onboarding new vendors and legal review of vendor engagements and new products. We utilize the foregoing systems and processes to manage our risks and associated cybersecurity threats.
Cybersecurity Risks
As of December 31, 2023, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, unauthorized transactions, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. See Item 1A, “Risk Factors - Risks Related to Our Business - Cybersecurity.”

ITEM 2.    PROPERTIES
Properties and Investment:
As of December 31, 2023, we owned a real estate investment portfolio consisting of 44 operating properties, comprised of 39 industrial properties, including one held for sale and our approximate 72.7% TIC Interest in an industrial property in Santa Clara, California, one retail property and four office properties, including one property held for sale, with an overall occupancy rate of 98%. See Notes 3 and 4 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details of our real estate investments.
The following tables provide summary information regarding the Company’s real estate portfolio as of December 31, 2023, excluding ABR for periods subsequent to the sales of the two properties held for sale which were sold in January and February 2024:

Tenant Industry Diversification:
Industry	Number of Properties	ABR	ABR as a Percentage of Total Portfolio	Area (Square Feet)	Square Feet as a Percentage of Total Portfolio
Infrastructure	18	$10,237,187	26%	1,459,535	32%
Automotive	5	6,230,572	17%	664,463	14%
Aerospace/Defense	3	4,542,814	11%	316,347	7%
Industrial Products	3	4,361,052	11%	694,324	15%
Metals	5	2,451,001	6%	450,263	10%
Retailer	1	2,435,849	6%	97,191	2%
Technology	2	2,281,148	6%	130,240	3%
Energy	2	2,040,133	5%	249,118	5%
Other	5	5,006,955	12%	570,988	12%
Total	44	$39,586,711	100%	4,632,469	100%

Tenant Geographic Diversification:
State	Number of Properties	ABR	ABR as a Percentage of Total Portfolio	Area (Square Feet)	Square Feet as a Percentage of Total Portfolio
California	9	$11,580,695	30%	515,954	11%
Ohio	6	4,749,720	12%	1,016,742	22%
Arizona	2	4,028,408	10%	379,441	8%
Illinois	2	3,439,624	9%	629,687	14%
Washington	1	2,435,849	6%	97,191	2%
Pennsylvania	2	2,083,596	5%	253,646	5%
South Carolina	3	2,063,223	5%	343,422	7%
Florida	2	1,888,772	5%	204,211	4%
Texas	2	1,652,296	4%	255,969	6%
Minnesota	5	1,625,769	4%	377,450	8%
North Carolina	2	1,538,571	4%	134,576	3%
Other	8	2,500,188	6%	424,180	10%
Total	44	39,586,711	100%	4,632,469	100%

Lease Expirations:
We completed extensions of existing leases with five of our tenants during 2022 and 2023 and we are continuing to explore potential lease extensions for certain of our other properties. We also entered into a new lease with the State of California's Office of Emergency Services (“OES”) effective January 4, 2023, for 12 years through December 31, 2034. OES has a purchase option which OES can exercise any time from May 1, 2024, through December 31, 2026. OES also has an early termination option which OES can exercise any time on or after December 31, 2028, by giving written notice at least 120 days prior to the date of early termination. The exercise of tenant’s right to cancel the lease on or after December 31, 2028, was not determined to be probable for financial accounting purposes.
The following tables reflect lease expirations with respect to our properties as of December 31, 2023, including the TIC Interest and excluding ABR for periods subsequent to the sales of the two properties held for sale which were sold in January and February 2024:

Year	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Cumulative Percentage of Leased Square Footage Expiring	ABR Expiring (1)	Percentage of ABR Expiring	Cumulative Percentage of ABR Expiring
2024 (2)	2	163,230	3.5%	3.5%	258,519	0.7%	0.7%
2025	3	144,027	3.1%	6.6%	3,711,525	9.4%	10.1%
2026	3	236,608	5.1%	11.7%	3,729,789	9.4%	19.5%
2027	1	64,637	1.4%	13.1%	921,428	2.3%	21.8%
2028	1	148,012	3.2%	16.3%	551,323	1.4%	23.2%
2029	2	84,714	1.8%	18.1%	1,480,307	3.7%	26.9%
2030	—	—	—%	18.1%	—	—%	26.9%
2031	—	—	—%	18.1%	—	—%	26.9%
2032	1	162,714	3.5%	21.6%	2,364,941	6.0%	32.9%
2033	1	216,727	4.7%	26.3%	1,663,467	4.2%	37.1%
Thereafter	30	3,411,800	73.7%	100.0%	24,905,412	62.9%	100.0%
Total	44	4,632,469	100.0%		$39,586,711	100.0%
(1)ABR is calculated based on the next 12 months of contractual monthly base rent as of December 31, 2023.
(2)These properties were sold in January and February 2024.
Investments:
As of December 31, 2023, we had the following other real estate investment:

TIC Interest	Investment Balance
Santa Clara, CA Property – an approximate 72.7% TIC Interest (1)	$10,053,931
(1)This industrial property was acquired in 2017 and has approximately 91,740 rentable square feet. The TIC Interest ABR is $1,678,944. The tenant's lease expiration date is March 16, 2026, the mortgage matures on October 1, 2027, and the lease provides for three five-year renewal options.
Additional information about our other real estate investments is included in Note 4 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS
None.
For information regarding other legal proceedings, see Note 11 - Commitments and Contingencies - Legal Matters to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of February 29, 2024, there were approximately 4,800 holders of record of our Class C Common Stock. However, because many of our shares of Class C Common Stock are held by brokers and other institutions on behalf of stockholders, we believe there are considerably more beneficial holders of our Class C Common Stock than record holders.
Market Information
Our Class C Common Stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022, in connection with our Listed Offering which closed on February 15, 2022 (see Note 9 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
Unregistered Sales of Equity Securities to Independent Board Members
During the years ended December 31, 2023 and 2022, we issued 22,153 and 21,791 shares of Class C Common Stock, respectively, to our independent directors for their services as board members. Such issuances were made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.
Distribution Information
We have historically paid distributions on a monthly basis, and we paid our first distribution on August 10, 2016. The distribution rate is determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders other than as necessary to meet REIT qualification requirements.
For the year ended December 31, 2023, distributions paid to our stockholders were approximately 71% return of capital and 29% ordinary income and for the year ended December 31, 2022, distributions paid to our stockholders were approximately 66% return of capital and 34% ordinary income.
The following presents the U.S. federal income tax characterization of the distributions paid in 2023 and 2022:

	Years Ended December 31,
	2023	2022
Ordinary taxable income	$0.33	$0.42
Capital gain	$—	$—
Non-taxable distribution	$0.82	$0.83
Total	$1.15	$1.25

Beginning with distributions in 2022 when we listed our Class C Common Stock, distributions generally are declared during the month or two prior to the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The distribution rate details are as follows:

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2023:
January 1-31	$0.095833	November 7, 2022	February 24, 2023
February 1-28	$0.095833	November 7, 2022	March 24, 2023
March 1-31	$0.095833	November 7, 2022	April 25, 2023
April 1-30	$0.095833	March 9, 2023	May 25, 2023
May 1-31	$0.095833	March 9, 2023	June 26, 2023
June 1-30	$0.095833	March 9, 2023	July 25, 2023
July 1-31	$0.095833	June 15, 2023	August 25, 2023
August 1-31	$0.095833	June 15, 2023	September 25, 2023
September 1-30	$0.095833	June 15, 2023	October 25, 2023
October 1-31	$0.095833	October 10, 2023	November 27, 2023
November 1-30	$0.095833	October 10, 2023	December 26, 2023
December 1-31	$0.095833	October 10, 2023	January 25, 2024
On December 29, 2023, our board of directors declared a distribution of 0.28 shares of Generation Income Properties, Inc. (NASDAQ: GIPR) (“GIPR”) common stock for each share or unit of our common stock or Class C OP Units held as of the record date of January 17, 2024 and distributed on January 31, 2024.
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain, and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
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

Share Repurchase Program
2023 Share Repurchase Program
On December 31, 2022, our board of directors authorized up to $15,000,000 in repurchases of our outstanding shares of Class C Common Stock and Series A Preferred Stock from January 1, 2023, through December 31, 2023 (the “2023 SRP”). Purchases made pursuant to the 2023 SRP have been made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases were determined by us in our discretion and were subject to economic and market conditions, stock price, applicable legal requirements and other factors.
From January 1, 2023, through December 31, 2023, we repurchased a total of 93,357 shares of our Class C Common Stock for a total of $1,129,162 at an average cost of approximately $12.10 per share. These shares are held as treasury stock and presented as a component of equity in the accompanying consolidated balance sheet and consolidated statement of equity included in this Annual Report on Form 10-K.
We did not repurchase any Class C Common Stock for the three months ended December 31, 2023, under our 2023 SRP.
We did not repurchase any Series A Preferred Stock during 2023.
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
Overview
We are a Maryland corporation with issued and outstanding stock consisting of Series A Preferred Stock, listed on the NYSE under the symbol “MDV.PA,” and Class C Common Stock, listed on the NYSE under the symbol “MDV.” We currently own and manage single-tenant net-lease properties throughout the United States, which are primarily, but not exclusively, industrial properties. Our focus for future acquisitions is on critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen the nation's supply chains. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2016. We believe that we have operated in conformity with the requirements for qualification as a REIT for U.S. federal income tax purposes. Since December 31, 2019, we have been internally managed, as further described below in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Following the January and February 2024 sales of the two properties that were held for sale as of December 31, 2023, our real estate investment portfolio consists of 42 properties, including the TIC Interest, as further described in Notes 3 and 4 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K. Our portfolio is distributed across 15 states and consists of 38 industrial properties which represent approximately 76% of the portfolio by ABR, one retail property which represents approximately 11% of the portfolio by ABR, and three office properties which represent approximately 13% of the portfolio by ABR. As of December 31, 2023, excluding the two properties that were held for sale, our ABR was $39,328,192 with a WALT of 14.1 years and 33% of our tenants by ABR are investment grade.
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through the Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties. We are the sole general partner of, and owned an approximate 68% partnership interest in the Operating Partnership on December 31, 2023. The Operating Partnership’s limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K. We report with the SEC as a smaller reporting company under Rule 12b-2 of the Exchange Act.
Primary Investment Objectives
Our primary investment objectives are:
•to provide attractive growth in AFFO and sustainable cash distributions;
•to realize appreciation from proactive investment selection and management;
•to provide future opportunities for growth and value creation; and
•to provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to industrial manufacturing real estate.
We expect the trend of onshoring manufacturing to accelerate and we will continue to focus future acquisitions on industrial manufacturing properties, subject to market conditions and the availability of prices that we consider attractive. We can provide no assurance that we will achieve our investment objectives. See the Part I, Item 1A. Risk Factors section of this Annual Report on Form 10-K for additional information.
Recent Events and Uncertainties
There are continuing significant uncertainties in the market in which we operate related to inflation and interest rates, supply chain disruptions, and negative impacts associated with the violence and unrest in the Middle East, the ongoing Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia. Volatility in stock and bond markets and particularly the rapid rise in yields on U.S. Treasury securities during 2022 and 2023, the ripple effect of bank failures in the first half of 2023 and increasing bank regulations, may negatively impact our operating results, liquidity and sources of borrowings.
We, our tenants and operating partners are impacted by inflation and rising interest rates. While the rate of inflation has been declining over the last few months, inflation remains above the Federal Reserve's 2% target and there is significant uncertainty over the future rate of inflation. Depending on the future course of inflation, the Federal Reserve may refrain from reducing interest rates to try to rein in inflation, which could lead to a recession and will negatively impact our future results due to higher borrowing costs on any future floating rate borrowing. As of December 31, 2023, 100% of our $281,200,000 outstanding debt is at fixed rates with a weighted average rate of 4.52% as a result of the swap agreements entered into in May 2022 and October 2022. In addition, sustained elevated inflation rates may negatively impact our longer term leases if contractual rent increases are not sufficient to keep up with market leases.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from office properties. Following the January and February 2024 sales of the two properties held for sale leased by Levins and Cummins, respectively, we have no leases expiring in the next 12 months.

Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We successfully negotiated lease extensions for three and two properties during 2022 and 2023, respectively; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, bank failures in the first half of 2023, the impacts of the COVID-19 pandemic on office properties, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. In January 2022, we refinanced all but four of our properties (including the TIC Interest) with proceeds from our Credit Facility (as defined below), which includes floating rates based on the Secured Overnight Financing Rate (“SOFR”) and our leverage ratio as described below. The mortgage on our Rancho Cordova, California property, which is leased to the State of California's Office of Emergency Services (“OES”) and was scheduled to mature on March 9, 2024, was fully repaid in December 2023 and the other three mortgages do not mature until after September 2027. All of the remaining mortgages are at fixed rates. As a result of the interest rate swap agreements entered into during 2022, 100% of our consolidated indebtedness as of December 31, 2023, held a weighted average fixed interest rate of 4.52%.
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
Liquidity and Capital Resources
Generally, our cash requirements for property acquisitions, debt payments and refinancings, capital expenditures and other investments will be funded by bank borrowings through our Credit Facility, mortgage indebtedness on our properties, real estate property sales, internally generated funds or offerings of shares of our Class C Common Stock.
Purchases of properties in the near-term will be funded primarily with proceeds from dispositions of remaining non-core properties, proceeds from our ATM program and cash on hand. In the future, we expect to sell additional shares of our Class C Common Stock, subject to market conditions and a recovery in the trading price of our Class C Common Stock. We are targeting leverage, over the long-term once we achieve scale, of 40% or lower of the aggregate fair value of our real estate properties plus our cash and cash equivalents; however, we increased our borrowing during 2023 in order to execute attractive acquisition opportunities resulting in leverage of 48% as of December 31, 2023. We have $150 million of borrowing capacity available under our Credit Facility (defined below) which we may utilize in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity, which could result in temporary increases in leverage.
Our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock and distributions on our Class C Common Stock will be funded by internally generated funds. We expect to have adequate liquidity to meet our cash requirements for the next 12 months and beyond.
Credit Facility and Mortgages
Our Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022 which was amended on October 21, 2022, and currently provides a $400,000,000 line of credit comprised of a $150,000,000 four-year Revolver, which may be extended by up to 12 months subject to certain conditions, and a $250,000,000 five-year Term Loan with KeyBank and the other lending institutions party thereto (collectively, the “Lenders”), including KeyBank as Agent for the Lenders (in such capacity, the “Agent”), as further described in Note 7 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K. The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.

The Credit Facility includes an accordion option that allows us to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. The Revolver’s maturity is in January 2026, with options to extend for a total of 12 months, and the Term Loan’s maturity is in January 2027.
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 48% as of September 30, 2023, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points for the Revolver. Therefore, the interest rate on the Revolver was 7.1625% as of February 29, 2024; although there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $378,816 and $200,578 for the years ended December 31, 2023 and 2022, respectively.
On May 10, 2022, we entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to our original $150,000,000 Term Loan. We granted the cancellation option because it reduced the swap rate by approximately 50 basis points. The Company has begun to explore, and intends to further explore various alternatives available to extend or restructure the cancellation option. This swap agreement resulted in a fixed interest rate of 4.058% on our original $150,000,000 Term Loan based on our leverage ratio of 48% as of December 31, 2023, as described in Note 8 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
On October 26, 2022, we entered into a swap agreement, effective from November 30, 2022 to November 30, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to our expanded Term Loan. We granted the cancellation option because it reduced the swap rate by approximately 50 basis points. This swap agreement resulted in a fixed interest rate of 5.240% on the additional $100,000,000 borrowed under the expanded Term Loan based on our leverage ratio of 48% as of December 31, 2023, as described in Note 8 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2023 and 2022, the outstanding principal balance of our mortgage notes payable on our operating properties was $31,200,000 and $44,515,009, respectively, our Revolver outstanding principal balance was zero and $3,000,000, respectively, and our Term Loan outstanding principal balance was $250,000,000 and $150,000,000, respectively. As of December 31, 2023, our approximate 72.7% pro-rata share of the TIC Interest’s mortgage note payable of $12,730,664 was $9,256,466, which is not included in our consolidated balance sheets in this Annual Report on Form 10-K.
The Credit Facility includes customary representations, warranties and covenants, including covenants regarding minimum fixed charge coverage of 1.50x, minimum tangible net worth of $208,629,727 plus 85% of net offering proceeds after January 18, 2022, and maximum consolidated leverage of 60%. The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by us, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, we and each of our Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which we and each of our Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
We are targeting leverage of 40% or lower over the long-term once we achieve scale; however, we increased our borrowing during 2023 in order to execute attractive acquisition opportunities resulting in leverage of 48% as of December 31, 2023. We may have higher leverage in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity to fund future acquisitions.
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

The $150,000,000 unused capacity on our Revolver as of the date of this Annual Report on Form 10-K, subject to our borrowing base covenant, along with proceeds from any future offerings of shares of Class C Common Stock, can be used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments, such as capital expenditures, tenant improvement costs and leasing costs. We also may use a portion of the proceeds from our equity offerings for payment of principal on our outstanding indebtedness and for general corporate purposes.
Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our two mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of December 31, 2023.
Acquisitions and Sale of Real Estate Investments
We acquired a total of 12 industrial manufacturing properties for an aggregate of $129,753,499 (including closing costs) during the year ended December 31, 2023, at a blended initial cap rate of 7.8% and a weighted average cap rate of 10.3%. We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property. We define “weighted average cap rate” for property acquisitions as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property.
The details follow of the 12 and 16 properties we acquired during the years ended December 31, 2023 and 2022, respectively:

Property Tenant	Location	Property Type	Area (Square Feet)	Lease Terms (Years)	Annual Rent Increase	Acquisition Price	Initial Cap Rate
2023
Plastic Products	Princeton, MN	Industrial	148,012	5.8	3.0%	$6,368,776	7.5%
Stealth Manufacturing	Savage, MN	Industrial	55,175	20	2.5%	5,500,000	7.7%
Lindsay (a)	Gap, PA	Industrial	137,086	24	2.2%	18,343,624	7.5%
Summit Steel (b)	Reading, PA	Industrial	116,560	20	2.9%	11,200,000	7.3%
PBC Linear	Roscoe, IL	Industrial	219,287	20	2.5%	20,000,000	7.8%
Cameron Tool	Lansing, MI	Industrial	93,085	20	2.5%	5,721,174	8.5%
S.J. Electro Systems	Detroit Lakes, MN	Industrial	69,556	17	2.8%	6,278,867	7.5%
S.J. Electro Systems	Plymouth, MN	Industrial	25,850	17	2.8%	2,196,648	7.5%
S.J. Electro Systems	Ashland, OH	Industrial	64,274	17	2.8%	7,499,485	7.5%
Titan	Alleyton, TX	Industrial	223,082	20	2.9%	17,100,000	8.2%
Vistech	Piqua, OH	Industrial	335,525	25	3.0%	13,500,000	9.0%
SixAxis	Andrews, SC	Industrial	213,513	25	2.8%	15,440,000	7.5%
			1,701,005			$129,148,574

Property Tenant	Location	Property Type	Area (Square Feet)	Lease Terms (Years)		Annual Rent Increase	Acquisition Price	Initial Cap Rate
2022
KIA/Trophy of Carson (c)	Carson, CA	Retail	72,623	25		2.0%	$69,275,000	5.7%
Kalera	Saint Paul, MN	Industrial	78,857	20		2.5%	8,079,000	7.0%
Lindsay Precast, eight properties acquired	Colorado (3), Ohio (2), North Carolina, South Carolina and Florida	Industrial	618,195	25		2.0%	56,150,000	6.7%
Producto, two properties acquired	Endicott and Jamestown, NY	Industrial	72,373	20		2.0%	5,343,862	7.2%
Valtir, four properties acquired in	Centerville, UT, Orangeburg, SC, Fort Worth, TX and Lima, OH	Industrial	293,612	20	(d)	2.3%	23,375,000	7.7%
			1,135,660				$162,222,862

(a)    Includes $1,800,000 funding provided for improvements to the previously acquired Lindsay property in Franklinton, North Carolina, which was initially recorded as a construction advance in prepaid expenses and other assets (see Note 6 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for the remaining balance as of December 31, 2023).
(b)    The Summit property was acquired in an ‘‘UPREIT’’ unit transaction wherein the seller received 287,516 Class C OP Units accounting for approximately 46% of the property value with the rest of the price paid in cash.
(c)    The KIA property was acquired in an ‘‘UPREIT’’ unit transaction wherein the seller received 1,312,382 Class C OP Units accounting for approximately 47% of the property value and we repaid a $36,465,449 existing mortgage, including accrued interest, on the property.
(d)    The South Carolina and Ohio properties each have a 25-year master lease and the Texas and Utah properties each have a 15-year master lease.
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
We sold a total of 14 properties (11 retail, two office and one flex) during 2023, comprising 241,795 square feet for aggregate contract sales prices of $47,466,960, net losses on sales of $1,708,801 and aggregate net proceeds of $44,357,474, net of commissions and closing costs. See Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details of these dispositions.
Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to our lease agreements, as of December 31, 2023 and 2022, we had obligations to reimburse $2,439,098 and $1,789,027, respectively, for future on-site and tenant improvements expected to be incurred by tenants. We expect that the related improvements will be completed during the 2024 calendar year and will be funded from cash on hand, operating cash flow, offerings of shares of our Class C Common Stock or borrowings under our Credit Facility.
In addition, we have identified approximately $664,611 of capital expenditures that are expected to be completed in the next 12 months which are not recoverable from tenants with double-net leases. These improvements will be funded from cash on hand or operating cash flows. More information on our properties and investments can be found in Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.

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
Additionally, we use Adjusted Funds From Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, stock-based compensation, deferred rent, amortization of in-place lease valuation intangibles, deferred financing fees, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, and write-offs of due diligence expenses for abandoned pursuits. We also believe that AFFO is a recognized measure of sustainable operating performance of the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
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

The following are the calculations of FFO and AFFO for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Net loss (in accordance with GAAP)	$(8,696,261)	$(4,511,318)
Preferred stock dividends	(3,687,500)	(3,687,500)
Net loss attributable to common stockholders and Class C OP Unit holders	(12,383,761)	(8,198,818)
FFO adjustments:
Depreciation and amortization of real estate properties	15,551,173	14,929,574
Amortization of deferred lease incentives	153,581	412,098
Depreciation and amortization for unconsolidated investment in a real estate property	756,610	777,041
Impairment of real estate investment property	4,387,624	2,080,727
Loss (gain) on sale of real estate investments, net	1,708,801	(12,196,371)
FFO attributable to common stockholders and Class C OP Unit holders	10,174,028	(2,195,749)
Stock compensation for performance units expense	8,555,529	—
FFO excluding performance units expense	18,729,557	(2,195,749)
AFFO adjustments:
Impairment of goodwill	—	17,320,857
Non-recurring corporate relocation costs	—	500,000
Stock compensation excluding performance units expense	2,615,678	2,401,022
Deferred financing costs	766,738	484,931
Loss on early extinguishment of debt	—	1,725,318
Due diligence expenses, including abandoned pursuit costs	347,598	661,222
Amortization of deferred rents	(6,232,257)	(3,237,482)
Unrealized loss (gain) on valuation of interest rate swaps, net	618,301	(25,733)
Amortization of (below) above market lease intangibles, net	(807,794)	(1,005,487)
Unrealized gain on investment in preferred stock	(1,418,658)	—
Other adjustments for unconsolidated investment in a real estate property	53,278	5,251
AFFO attributable to common stockholders and Class C OP Unit holders	$14,672,441	$16,634,150

Weighted Average Shares Outstanding:
Basic	7,558,833	7,487,204
Fully diluted excluding performance units (1)	10,593,160	10,225,850
Fully diluted (2)	11,067,675	10,225,850

FFO Per Share:
Basic	$1.35	$(0.29)
Fully diluted	$0.92	$(0.29)

FFO Per Share Excluding Performance Units Expense:
Basic	$2.48	$(0.29)
Fully diluted	$1.77	$(0.29)

AFFO Per Share:
Basic	$1.94	$2.22
Fully diluted	$1.33	$1.63
(1)    Excludes 474,515 performance units in accordance with the terms of the Operating Partnership Agreement.
(2)    Includes the Class M OP Units which were automatically converted to Class C OP Units on January 30, 2024, and Class P and Class R OP Units (time vesting and performance vesting) which have now vested and will be automatically converted to Class C OP Units on March 31, 2024, to compute the fully diluted weighted average number of shares.

Property Portfolio Information
Although we only have a single segment for financial reporting purposes, given our strategic initiative to focus solely on acquiring and operating industrial manufacturing properties, we are presenting the following information regarding our property portfolio to help investors better understand our strategic direction:
The following is a breakdown of our FFO and AFFO by property type for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Net income (loss) (in accordance with GAAP)	$4,974,097	$2,636,094	$(6,076,358)	$(10,230,094)	$(8,696,261)
Preferred stock dividends	—	—	—	(3,687,500)	(3,687,500)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	4,974,097	2,636,094	(6,076,358)	(13,917,594)	(12,383,761)
FFO adjustments:
Depreciation and amortization of real estate properties	11,257,807	3,231,598	1,061,768	—	15,551,173
Amortization of deferred lease incentives	(19,912)	—	173,493	—	153,581
Depreciation and amortization for unconsolidated investment in a real estate property	756,610	—	—	—	756,610
Impairment of real estate investment property	—	—	4,387,624	—	4,387,624
Loss on sale of real estate investments, net	(178,239)	—	1,887,040	—	1,708,801
FFO attributable to common stockholders and Class C OP Unit holders	16,790,363	5,867,692	1,433,567	(13,917,594)	10,174,028
Stock compensation for performance units expense	—	—	—	8,555,529	8,555,529
FFO excluding performance units expense	16,790,363	5,867,692	1,433,567	(5,362,065)	18,729,557
AFFO adjustments:
Stock compensation excluding performance units expense	—	—	—	2,615,678	2,615,678
Deferred financing costs	641,427	(40,049)	165,360	—	766,738
Due diligence expenses, including abandoned pursuit costs	13,252	—	334,346	—	347,598
Amortization of deferred rents	(3,879,604)	(2,409,310)	56,657	—	(6,232,257)
Unrealized loss on valuation of interest rate swaps, net	—	—	—	618,301	618,301
Amortization of (below) above market lease intangibles, net	(839,699)	—	31,905	—	(807,794)
Unrealized gain on investment in preferred stock	—	—	—	(1,418,658)	(1,418,658)
Other adjustments for unconsolidated investment in a real estate property	53,278	—	—	—	53,278
AFFO attributable to common stockholders and Class C OP Unit holders	$12,779,017	$3,418,333	$2,021,835	$(3,546,744)	$14,672,441

Weighted Average Shares Outstanding:
Basic	7,558,833	7,558,833	7,558,833	7,558,833	7,558,833
Fully diluted excluding performance units (4)	10,593,160	10,593,160	10,593,160	10,593,160	10,593,160
Fully diluted (5)	11,067,675	11,067,675	11,067,675	11,067,675	11,067,675

FFO Per Share:
Basic	$2.22	$0.78	$0.19	$(1.84)	$1.35
Fully diluted (6)	$1.52	$0.53	$0.13	$(1.26)	$0.92

FFO Per Share Excluding Performance Units Expense:
Basic	$2.22	$0.78	$0.19	$(0.71)	$2.48
Fully diluted	$1.59	$0.55	$0.14	$(0.51)	$1.77

AFFO Per Share:
Basic	$1.69	$0.45	$0.27	$(0.47)	$1.94
Fully diluted (6)	$1.15	$0.31	$0.18	$(0.32)	$1.33

(1)    We categorize Tactical Non-Core Assets as those assets that offer compelling value-add or opportunistic investment characteristics when measured over a near-term or interim holding period. We currently hold three such assets: (i) our tactical non-core acquisition of a leading KIA auto dealership located in a prime location in Los Angeles County in January 2022, which was structured as an UPREIT unit transaction resulting in a favorable equity issuance of $32,809,550 value of Class C OP Units at a cost basis of $25.00 per unit; (ii) our 12 year lease to OES executed in January 2023 for one of our legacy office assets located in Rancho Cordova, California that includes an attractive purchase option by the tenant which we believe has a favorable probability of being executed upon in the next 24 months; and (iii) our office property leased to Costco located in Issaquah, Washington which offers compelling redevelopment opportunities following Costco's lease expiration on July 31, 2025 given its higher density infill location and the fact that the land is zoned for additional uses including multi-family. On January 11, 2024, we entered into a contingent purchase and sale agreement with a national homebuilder for the sale of this property as further described in Note 14 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
(2)    Other non-core assets include (1) one legacy office property leased to Cummins classified as held for sale beginning September 30, 2023, and sold on February 28, 2024 (see Notes 3 and 14 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details), and (2) one additional legacy office property leased to Solar Turbines. We define legacy assets as those inherited through prior mergers and acquisitions activity and such assets that were acquired by different management teams utilizing different investment objectives or underwriting criteria.
(3)     We do not allocate non-property expenses across our property types; therefore, we report these expenses separately under the Non-Property & Other caption in the table above. Such expenses can include stock compensation expense, general and administrative, unrealized gains and losses on interest rate hedges, and other comprehensive items.
(4)    Excludes 474,515 performance units in footnote (5) (v) below in accordance with the terms of the Operating Partnership Agreement.
(5)    Weighted average fully diluted shares outstanding includes the following for the year ended December 31, 2023:
(i)    7,558,833 shares of Class C Common Stock;
(ii)    1,528,020 Class C OP Units for the year ended December 31, 2023, including 1,312,382 issued in January 2022 in connection with the acquisition of the KIA auto dealership property and the weighted average of 287,516 units which were issued in April 2023 in conjunction with our acquisition of the property in Reading, Pennsylvania leased to Summit Steel & Manufacturing, LLC;
(iii)    1,096,582 Class C OP Units that resulted from conversion of 657,949.5 Class M OP Units during January 2024;
(iv)     93,382 Class C OP Units that will result from the automatic conversion of 56,029 Class P OP Units on March 31, 2024, based on the conversion ratio of 1.6667 Class C OP Units for each Class P OP Unit outstanding; and
(v)    790,858 Class C OP Units that will result from the automatic conversion of 316,343 Class R OP Units on March 31, 2024, which reflects the conversion ratio of 2.5-for-1 based on the achievement of the FFO performance target of $1.05 per diluted share for the year ended December 31, 2023, as described in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
(6)    For the intra-period allocation, we treat all component per share amounts as fully-diluted to correspond with the consolidated FFO and AFFO results reflected above.

The following is a breakdown of our accompanying consolidated statement of operations included in this Annual Report on Form 10-K by property type for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Rental income	$30,890,424	$10,977,616	$5,068,559	$—	$46,936,599

Expenses:
General and administrative	—	—	—	6,642,990	6,642,990
Stock compensation expense	—	—	—	11,171,207	11,171,207
Depreciation and amortization	11,257,809	3,231,598	1,061,766	—	15,551,173
Property expenses	2,031,915	1,155,050	1,974,052	—	5,161,017
Impairment of real estate investment property	—	—	4,387,624	—	4,387,624
Impairment of goodwill	—	—	—	—	—
Total expenses	13,289,724	4,386,648	7,423,442	17,814,197	42,914,011

Loss on sale of real estate investments, net	178,239	—	(1,887,040)	—	(1,708,801)
Operating income (loss)	17,778,939	6,590,968	(4,241,923)	(17,814,197)	2,313,787

Other (expense) income:
Interest income	(46)	—	—	325,934	325,888
Dividend income	—	—	—	475,000	475,000
Income from unconsolidated investment in a real estate property	279,549	—	—	—	279,549
Interest expense, including unrealized loss on interest rate swaps and net of derivative settlements (4)	(13,083,168)	(3,954,874)	(1,834,435)	5,065,639	(13,806,838)
Increase in fair value of investment in preferred stock	—	—	—	1,418,658	1,418,658
Other (5)	(1,175)	—	—	298,870	297,695
Other expense, net	(12,804,840)	(3,954,874)	(1,834,435)	7,584,101	(11,010,048)

Net income (loss)	4,974,099	2,636,094	(6,076,358)	(10,230,096)	(8,696,261)
Less: net loss attributable to noncontrolling interest in Operating Partnership	—	—	—	2,082,419	2,082,419
Net income (loss) attributable to Modiv Industrial, Inc.	4,974,099	2,636,094	(6,076,358)	(8,147,677)	(6,613,842)
Preferred stock dividends	—	—	—	(3,687,500)	(3,687,500)
Net income (loss) attributable to common stockholders	$4,974,099	$2,636,094	$(6,076,358)	$(11,835,177)	$(10,301,342)
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other interest expense includes amortization of a net unrealized gain on interest rate swap valuation of $1,015,151 and derivative cash settlements of $5,679,720 (see Notes 7 and 8 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details).
(5)     Other income reflects management fees earned for managing the TIC Interest.

The following is a breakdown of our accompanying consolidated balance sheet included in this Annual Report on Form 10-K by property type as of December 31, 2023:

	As of December 31, 2023
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Assets
Real estate investments:
Land	$58,986,797	$43,387,936	$2,483,960	$—	$104,858,693
Buildings and improvements	311,840,089	83,128,327	4,698,365	—	399,666,781
Equipment	4,429,000	—	—	—	4,429,000
Tenant origination and absorption costs	10,882,884	4,500,352	324,222	—	15,707,458
Total investments in real estate property	386,138,770	131,016,615	7,506,547	—	524,661,932
Accumulated depreciation and amortization	(36,417,654)	(13,558,116)	(925,842)	—	(50,901,612)
Total investments in real estate property, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	349,721,116	117,458,499	6,580,705	—	473,760,320
Unconsolidated investment in a real estate property	10,053,931	—	—	—	10,053,931
Total real estate investments, net, excluding real estate investments held for sale, net	359,775,047	117,458,499	6,580,705	—	483,814,251
Real estate investments held for sale, net	3,817,689	—	7,740,000	—	11,557,689
Total real estate investments, net	363,592,736	117,458,499	14,320,705	—	495,371,940
Cash and cash equivalents	—	—	—	3,129,414	3,129,414
Tenant receivables	8,824,293	3,938,943	31,332	—	12,794,568
Above-market lease intangibles, net	1,313,959	—	—	—	1,313,959
Prepaid expenses and other assets (4)	3,316,678	171,223	108,704	576,616	4,173,221
Investment in preferred stock	—	—	—	11,038,658	11,038,658
Interest rate swap derivative	—	—	—	2,970,733	2,970,733
Other assets related to real estate investments held for sale	42,066	—	61,271	—	103,337
Total assets	$377,089,732	$121,568,665	$14,522,012	$17,715,421	$530,895,830

Liabilities and Equity
Mortgage notes payable, net	$12,233,789	$18,796,452	$—	$—	$31,030,241
Credit facility term loan, net	201,614,183	37,961,072	8,933,260	—	248,508,515
Accounts payable, accrued and other liabilities	1,760,725	754,824	70,403	1,883,556	4,469,508
Distributions payable	—	—	—	12,174,979	12,174,979
Below-market lease intangibles, net	8,868,604	—	—	—	8,868,604
Interest rate swap derivative	—	—	—	473,348	473,348
Other liabilities related to real estate investments held for sale	22,040	—	226,687	—	248,727
Total liabilities	224,499,341	57,512,348	9,230,350	14,531,883	305,773,922

Commitments and contingencies

Total Modiv Industrial, Inc. equity	152,590,391	64,056,317	5,291,662	(77,495,032)	144,443,338
Noncontrolling interests in the Operating Partnership	—	—	—	80,678,570	80,678,570
Total equity	152,590,391	64,056,317	5,291,662	3,183,538	225,121,908
Total liabilities and equity	$377,089,732	$121,568,665	$14,522,012	$17,715,421	$530,895,830
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other prepaid expenses and other assets include deferred financing fees on our Revolver and prepaid directors and officers insurance.

Distributions
The source of cash used to pay our distributions has been and is expected to continue to be internally generated funds from operations.
A table of distributions declared and paid is disclosed in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.
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
Cash Flow Summary
The following table summarizes our cash flow activity for the years ended December 31, 2023 and 2022:

	2023	2022
Net cash provided by operating activities	$16,578,228	$16,648,821
Net cash used in investing activities	$(93,602,234)	$(61,063,193)
Net cash provided by (used in) financing activities	$71,544,771	$(5,384,499)
Cash Flows from Operating Activities
Net cash provided by operating activities was $16,578,228 for the year ended December 31, 2023 compared to $16,648,821 for the year ended December 31, 2022, resulting in a net decrease in cash provided by operating activities of $70,593 year-over-year primarily due to the increase in cash interest expense during 2023, partially offset by decreases in general and administrative and property expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $93,602,234 for the year ended December 31, 2023 compared to $61,063,193 for the year ended December 31, 2022, resulting in an increase in cash used in investing activities of $32,539,041, primarily due to a reduction in net sales proceeds received of $34,737,474 in 2023 for 14 properties, which were primarily smaller retail properties, compared with net sales proceeds of $70,662,287 received in 2022 for eight office, flex and retail properties. This decrease in net proceeds from asset sales was partially offset by a decrease in funds utilized to invest in acquisitions and additions to existing real estate investments of $3,970,067, reflecting 12 property acquisitions in 2023 compared with 16 property acquisitions in 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities was $71,544,771 for the year ended December 31, 2023 compared to cash used in financing activities of $5,384,499 for the year ended December 31, 2022, which primarily reflects a decrease of $117,181,737 in the principal payments on notes payable that were refinanced with borrowings under our Credit Facility in January 2022, or repaid upon sales of properties, partially offset by a decrease in our Credit Facility Term Loan borrowings of $50,000,000 year-over-year. In addition, payments of deferred financing costs incurred in 2022 aggregated $3,638,229. No such charges were incurred in 2023.

Results of Operations
Portfolio Information
Our wholly-owned investments in real estate properties as of December 31, 2023 and 2022, including two and one properties held for sale as of the years ended December 31, 2023 and 2022, respectively, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	December 31,
	2023	2022
Number of properties:	(b)	(c)
Industrial (a)	39	27
Retail	1	12
Office	4	7
Total operating properties	44	46

Leasable square feet:
Industrial	4,242,797	2,541,792
Retail	72,623	230,176
Office	317,049	401,291
Total leasable square feet	4,632,469	3,173,259
(a)    Includes the TIC Interest.
(b)    Includes two properties (one industrial and one office) held for sale as of December 31, 2023, which were sold on January 10, 2024 and February 28, 2024.
(c)    Includes one flex property held for sale as of December 31, 2022, which was sold on August 31, 2023.
We acquired 12 and 16 operating properties during 2023 and 2022, respectively. We sold 14 properties (11 retail, two office and one flex) during 2023 and eight properties (six office, one retail and one flex) during 2022. The operating results of each property that was classified as held for sale as of December 31, 2023 and 2022, and the 14 and eight properties that were sold during 2023 and 2022, respectively, were included in the continuing results of operations in our accompanying consolidated financial statements included in this Annual Report on Form 10-K. We expect that rental income, depreciation and amortization expense, and interest expense will increase in 2024 as compared with 2023, as a result of the $129,753,499 of industrial manufacturing property acquisitions during 2023, which were partially offset by the sale of 14 properties completed in August 2023, along with the sale of the two properties held for sale in January and February 2024. Our results of operations for the year ended December 31, 2023, may not be comparable to those expected for 2024 or in future periods.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Rental Income
Rental income, including tenant reimbursements, for the years ended December 31, 2023 and 2022 was $46,936,599 and $43,822,032, respectively. Rental income during 2022 included early termination fee revenue of $3,751,984 related to an office property in Rancho Cordova, California leased to Sutter Health, which was subsequently leased to OES effective January 4, 2023. The increase in rental income of $6,866,551, or 17%, year-over-year, excluding the 2022 early termination fee revenue, primarily reflects the rental income contribution from our acquisitions of 12 industrial manufacturing properties acquired during the first three quarters of 2023, partially offset by the decrease in rental income from the sale of eight properties during 2022 and 14 properties sold during August 2023. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The ABR of the 44 operating properties owned as of December 31, 2023, was $40,114,613 and December 31, 2023 ABR, excluding periods subsequent to the sales of Levins and Cummins, was $39,586,711.
General and Administrative

General and administrative expenses were $6,642,990 and $7,812,057 for the years ended December 31, 2023 and 2022, respectively. The decrease of $1,169,067, or 15%, year-over-year primarily reflects decreases in (i) employee compensation due to personnel reductions during 2022; (ii) directors and officers insurance; and (iii) costs for technology services, offset in part by an increase in costs for professional services during 2023.
Stock Compensation
Stock compensation expense was $11,171,207 and $2,401,022 for the years December 31, 2023 and 2022, respectively. The increase of $8,770,185 reflects a catch-up adjustment of $8,555,529 related to our achievement of management’s performance target for FFO of $1.05 per diluted share for the year ended December 31, 2023, exclusive of the dilutive effect of the performance units and related stock compensation expense. Our FFO per fully diluted share excluding the dilutive impact of the performance units and the related stock compensation expense was $1.77 for the year ended December 31, 2023 (see “Funds from Operations and Adjusted Funds from Operations” above). This exceeded the performance target of $1.05 per diluted share by $0.72, or 69%. As a result of achieving our performance target of $1.05 per diluted share, exclusive of the effect of the performance units and related stock compensation expense, an additional 474,515 Class C OP Units will be issued on March 31, 2024, upon the automatic conversion of our Class R OP Units based on a conversion ratio of 2.5 Class C OP Units for each Class R OP Unit. The catch-up adjustment reflects amortization of the $19.58 per share fair value of the performance units from the January 25, 2021 grant date through December 31, 2023. The remaining unamortized fair value of $733,331 will be recorded as compensation expense for the performance units through the end of the vesting period on March 31, 2024. The performance target was established in January 2021 and represented a 20% increase over the FFO per diluted share achieved for the year ended December 31, 2020. The $1.77 of FFO per diluted share, exclusive of the effect of the performance units and related stock compensation expense, represents a 101% increase over the FFO per diluted share achieved for the year ended December 31, 2020. The remaining $224,656 increase in stock compensation expense reflects the absence of forfeitures during the year ended December 31, 2023, as compared to recapture of stock compensation expense related to employee departures and forfeitures in 2022.
Depreciation and Amortization
Depreciation and amortization expense was $15,551,173 and $14,929,574 for the years ended December 31, 2023 and 2022, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $621,599, or 4%, year-over-year primarily reflects an increase in depreciation of real estate properties acquired, partially offset by reductions due to properties sold in the second half of 2022 and August 2023, along with reductions in amortization of intangible lease assets for the year ended December 31, 2023, due to the disposition of properties with acquired leases rather than leases initiated by us.
Property Expenses
Our property expenses generally consist of site repair and maintenance costs, real estate taxes, business licenses, insurance, utilities, property management fees and other property costs. Property expenses were $5,161,017 and $6,547,391 for the years ended December 31, 2023 and 2022, respectively. A significant portion of these expenses are reimbursed by tenants and rental income includes tenant reimbursements of $2,962,297 and $4,244,009 for the years ended December 31, 2023 and 2022, respectively. The decrease of $1,386,374, or 21%, year-over-year primarily reflects decreases in property taxes and repairs and maintenance related to assets sold, which included double-net and modified gross leases, offset in part by increases in property management fees associated with acquired properties during the current year.
Impairment of Goodwill
The impairment of goodwill of $17,320,857 for the year ended December 31, 2022 reflects the significant decline in the market value of our Class C Common Stock following the inception of our trading on the NYSE in February 2022. For the quarter ended March 31, 2022, management considered the fact that the trading price of our Class C Common Stock caused our market capitalization to be below the book value of our equity as of March 31, 2022. Our stock price was evaluated to be materially below both our historical net asset value and the book value of our equity, reflecting the negative impacts of rising inflation and interest rates, declining office occupancy rates affecting owners of real estate properties and fears of a potential recession. We, therefore, reduced the carrying value of goodwill to zero as of March 31, 2022.
(Loss) Gain on Sale of Real Estate Investments, Net
The loss on sale of real estate investments of $1,708,801 for the year ended December 31, 2023 includes the $1,887,040 loss on sale of the 13 properties (11 retail and two office) sold to GIPR on August 10, 2023, partially offset by the $178,239 gain on sale of the flex property sold on August 31, 2023. The loss includes the $2,380,000 difference between the $12,000,000 liquidation value and the $9,620,000 fair value of our investment in GIPR's newly-created Series A Redeemable Preferred Stock received on August 10, 2023 as a portion of the sale proceeds (see Note 5 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details). The gain on sale of real estate investments of $12,196,371 for the year ended December 31, 2022 relates to the gain on sale of eight properties (six office, one retail and one flex) sold during 2022 (see Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
Other (Expense) Income
Interest income was $325,888 and $21,910 for the years ended December 31, 2023 and 2022, respectively, reflecting interest earned on cash proceeds from April 2023 draws on the Term Loan prior to utilizing such cash to acquire industrial manufacturing properties in May 2023 and higher interest rates earned on available cash and cash equivalents during 2023.
Dividend income was $475,000 and zero for the years ended December 31, 2023 and 2022, respectively, reflecting dividends on the GIPR Series A Redeemable Preferred Stock received in August 2023.
Income from unconsolidated investment in a real estate property, which reflects our approximate 72.7% TIC Interest in the Santa Clara, California property's results of operations, was $279,549 and $278,002 for the years ended December 31, 2023 and 2022, respectively.
Interest expense, including unrealized loss on interest rate swaps and net of derivative settlements was $13,806,838 and $8,106,658 for the years December 31, 2023 and 2022, respectively (see Note 7 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for details of the components of interest expense, net). The increase of $5,700,180 year-over-year primarily reflects the increase in interest expense incurred on our Credit Facility due to larger balances outstanding and net unrealized loss on interest rate swap valuations, partially offset by an increase in derivative settlements.
The net unrealized loss on swap valuation of $1,633,451 for the year ended December 31, 2023 reflects the change in valuation of both our $150,000,000 first swap and $100,000,000 second swap. The unrealized loss was partially offset by the $1,015,151 amortization of the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income. The first swap derivative instrument failed to qualify as a cash flow hedge beginning January 1, 2023, because the swap was deemed ineffective due to our counterparty’s one-time cancellation option on December 31, 2024, as compared with the maturity date of the Term Loan. We granted this cancellation option because it reduced the swap rate by approximately 50 basis points. The second derivative instrument was not designated as a cash flow hedge. These unrealized losses reflect decreases during the year ended December 31, 2023 in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date). We have begun, and intend to further explore various alternatives available to extend or restructure the cancellation option.
The increase in fair value of our investment in preferred stock of $1,418,658 reflects the change in the fair value between when the stock was acquired on August 10, 2023 and the fair value as of December 31, 2023.
Loss on early extinguishment of debt of $1,725,318 for the year ended December 31, 2022 reflects non-cash charges of $1,164,998 for deferred financing costs and prepayment penalties of $615,336 upon repayment of 20 mortgages on 27 properties, full repayment of our Prior Credit Facility and mortgage repayments related to four asset sales, as well as $733,000 of swap termination fees related to the four mortgage refinancings, which were offset by the related write-off of unrealized swap valuation losses of $788,016.
Other income of $297,695 and $93,971 for the years ended December 31, 2023 and 2022, respectively, reflects our monthly management fee from the entities that own the TIC Interest property, partially offset in 2022 by charges for the write-off of certain crowdfunding related investments. The monthly management fee is equal to 0.1% of the total investment value of the property. The total management fee was $263,971 for each of the years ended December 31, 2023 and 2022, of which our portion of expense relating to the TIC Interest was $191,933 for each year and is reflected as a component of income from unconsolidated investment in a real estate property in our accompanying consolidated statements of operations included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
The policies and estimates discussed below reflect those that management believes are or will be critical in affecting the preparation of our consolidated financial statements. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Management evaluates these estimates based upon information currently available and on various assumptions that it believes are reasonable an ongoing basis. Additionally, other companies may have utilized different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. See “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements of this report on Form 10-K for additional discussion of our significant accounting policies.
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

Recent Accounting Pronouncements
See Note 2 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2023.
Remediation of Previously Disclosed Material Weakness
As we previously reported, a material weakness was identified in our internal control over financial reporting related to (i) accounting for property taxes paid directly by tenants to taxing authorities on a net basis and (ii) classification of straight-line rent receivable write-offs associated with real estate investment sales. During the fourth quarter of 2023, management completed the evaluation of the enhancement of our internal control environment which was implemented during the second and third quarters of 2023, by executing refinements in our policies and procedures. These enhancements included, but were not limited to, utilizing additional qualified consultants with expertise in GAAP and SEC rules and regulations to assist us in addressing accounting for nonrecurring transactions and newly applicable accounting pronouncements related to our leases and other areas of our business. Based upon these additional procedures and the related documentation, management concluded during the fourth quarter of 2023 that the revised control activities have been operating for a sufficient period of time and the material weakness identified in the first quarter of 2023 has been remediated.
Changes in Internal Control Over Financial Reporting
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
On March 1, 2024, the Board appointed John Raney, 43, as Chief Operating Officer and General Counsel of the Company. Prior to being appointed as Chief Operating Officer and General Counsel, Mr. Raney served as our Chief Legal Officer and General Counsel since September 2020. Mr. Raney brings over 16 years of legal, REIT, mergers and acquisitions and capital markets experience to our Company. Mr. Raney was a Partner with Acceleron Law Group, LLP from June 2020 to September 2020, a Partner with Massumi & Consoli LLP from June 2018 to May 2020, Counsel at O’Melveny & Myers LLP from May 2015 to June 2018 and an Associate with Latham & Watkins LLP from October 2008 to April 2015. Mr. Raney earned his B.A. at Boston College and his J.D. from the University of California, Los Angeles – School of Law. Mr. Raney is a licensed attorney in the State of California.
During the three months ended December 31, 2023, no director or officer of the Company, nor the Company itself, adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023, and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023, and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023, and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023, and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023, and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements:
See Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
(a)(2)    Financial Statement Schedule:
The following financial statement schedule is included herein at pages F-42 through F-45 of this Annual Report on Form 10-K: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.
(a)(3)    Exhibits:
The exhibits listed in this section are included, or incorporated by reference, in this Annual Report on Form 10-K.
(b)    Exhibits:
See (a)(3) above.
(c)    Financial Statements Schedule:
See (a)(2) above.

EXHIBITS LIST

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Modiv Inc. changing its name to Modiv Industrial, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 14, 2023

3.3
Second Amended and Restated Bylaws of Modiv Inc., adopted on March 9, 2023 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.4
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 23, 2022)

10.1
Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated February 1, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission of February 1, 2021)

10.2
First Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

10.3
Second Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated December 21, 2022 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

10.4*	Third Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated December 29, 2023
10.5*	Fourth Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated January 23, 2024
10.6+
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and Aaron S. Halfacre (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.7+
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and The Raymond J. Pacini Trust u/a/d 5/3/01, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.8+
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and Aaron S. Halfacre (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.9+
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and The Raymond J. Pacini Trust u/a/d 5/3/01, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.10+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

10.11
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

10.13
Kia – Carson, CA Lease Agreement as of January 18, 2022, by and between MDV Trophy Carson CA LLC and Trophy of Carson LLC for the property located at 22020 Recreation Rd., Carson, California (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

Exhibit	Description
10.14
Credit Agreement dated as of January 18, 2022 by and among Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, BMO Capital Markets, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets, Truist Securities, Inc. and The Huntington Bank, as joint-lead arrangers (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.15
First Amendment to Credit Agreement and Guarantee dated October 21, 2022 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

10.16
Second Amendment to Credit Agreement dated December 20, 2022 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

10.17
Unconditional Guaranty of Payment and Performance of Modiv Operating Partnership, LP under the Credit Agreement dated January 18, 2022 with KeyBank and other lenders by Modiv Inc. and certain subsidiary guarantors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-261529) filed with the Securities and Exchange Commission on February 10, 2022)

10.18
Agreement of Purchase and Sale (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on November 13, 2023)

10.19
First Amendment to Agreement of Purchase and Sale (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 2, 2024)

16.1
Letter from Baker Tilly US, LLP, dated March 30, 2023 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 31, 2023)

21.1*	Subsidiaries of Modiv Industrial, Inc.
23.1*	Consent of Baker Tilly US, LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Modiv Industrial, Inc. Incentive Compensation Recovery Policy
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Modiv Industrial, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Modiv Industrial, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the 2023 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the measurement of fair values used in the purchase price allocation of real estate acquisitions

As described further in notes 2 and 3 to the consolidated financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price of acquired properties to land, buildings, and identified intangible assets and liabilities based on their relative estimated fair values. The Company acquired 12 industrial manufacturing real estate properties for approximately $128 million during the year ended December 31, 2023. We identified the evaluation of the measurement of fair values used in the purchase price allocation of real estate acquisitions as a critical audit matter.

The principal consideration for our determination that the evaluation of the measurement of fair values used in the purchase price allocation of real estate acquisitions is a critical audit matter is that auditing management’s determinations of fair value was complex and involved subjectivity. Specifically, the measurement of the fair values of land is dependent upon significant assumptions of market land values for which relevant external market data is not always readily available, and for which fair value measurements are sensitive to changes.

Our audit procedures related to the evaluation of the measurement of fair values used in the purchase price allocation of real estate acquisitions included the following, among others.

–We obtained an understanding, evaluated the design, and determined implementation of relevant controls to allocate the purchase price of real estate acquisitions, including internal controls over the selection and review of inputs and assumptions used to estimate fair value, including those used by third-party valuation professionals.
–For all real estate acquisitions, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s acquired land values by comparing them to independently developed ranges using market data from industry transaction databases and published industry reports.
–We also compared the Company’s market land values to independently developed ranges for reasonableness and considered if management bias was present.

Impairment of investment in real estate properties

As described further in notes 2 and 3 to the consolidated financial statements, the Company monitors events and changes in circumstances that could indicate that the carrying amounts of investments in real estate properties may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of investments in real estate properties may not be recoverable, management assesses whether the carrying value of the investments in real estate properties will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the investments in real estate properties, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the investments in real estate properties. As of December 31, 2023, the Company’s net real estate investments totaled $495.4 million. During 2023, the Company recognized real estate impairment charges of $4.4 million. We identified impairment of investment in real estate properties as a critical audit matter.

The principal consideration for our determination that impairment of investment in real estate properties is a critical audit matter is that auditing management’s assessment of impairment is challenging due to the high degree of judgment necessary in evaluating management’s indicators of possible impairment and due to significant auditor judgment in assessing the key inputs and assumptions used in forecasting undiscounted future cash flows and determining fair value.

Our audit procedures related to assessing impairment of investment in real estate properties included the following, among others.

–We obtained an understanding, evaluated the design, and determined implementation of relevant controls over management’s evaluation of potential impairment of investment in real estate properties, such as internal controls over the Company’s monitoring of the real estate investment portfolio, the Company’s assessments of recoverability, and the Company’s estimates of fair value in determining impairment, if any.
–We evaluated the completeness of the population of real estate investments requiring further impairment related analysis as compared to the criteria established in management’s accounting policies.
–We tested the Company’s undiscounted cash flow analyses and estimates of fair value for investments in real estate properties with indicators of impairment, including evaluating the reasonableness of the methods and significant inputs and assumptions used. We compared anticipated sale values, appraised values, and capitalization rates with comparable observable market data, which involved the use of our real estate valuation professionals with specialized skills and knowledge. Our assessment included sensitivity analyses over these significant inputs and assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

Investment in preferred stock of Generation Income Properties, Inc.

As described further in notes 3 and 5 to the consolidated financial statements, on August 10, 2023, the Company disposed of 13 properties in a sale to Generation Income Properties, Inc. (“GIPR”). The 13 properties were sold for $42,000,000 with $30,000,000 paid in cash and the remaining $12,000,000 paid in 2,400,000 shares of GIPR newly-created Series A Redeemable Preferred Stock. The Company does not have a controlling financial interest in GIPR, and elected to record its investment in preferred stock at fair value. We identified the investment in preferred stock as a critical audit matter.

The principal considerations for our determination that the investment in preferred stock is a critical audit matter are (i) the complexity in evaluating management’s conclusions that the Company does not have a controlling financial interest in GIPR; (ii) the complex auditor judgment in assessing management’s determination of whether GIPR met the definition of a variable interest entity, as defined in ASC Topic 810 Consolidation; (iii) the significant auditor judgment in assessing management’s initial fair value measurement of the investment in preferred stock of GIPR; and (iv) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions relating to the initial investment in preferred stock of GIPR, specifically the weighted probability of outcomes for certain redemption options.

Our audit procedures related to the accounting for the investment in preferred stock included the following, among others.

–We obtained an understanding, evaluated the design, and determined implementation of relevant controls over the accounting determination for the investment in preferred stock and management’s fair value measurements used in the recognition of the investment in preferred stock, including controls over the selection and review of inputs and assumptions used to estimate fair value.
–We inspected the purchase and sale agreement and evaluated the relevant provisions to assess the appropriateness of management’s conclusions that the Company does not have a controlling financial interest in GIPR, and that GIPR does not have characteristics of a variable interest entity.
–We consulted with our firm’s subject matter expert regarding the appropriateness of management’s conclusions on the accounting for the investment in preferred stock.
–We utilized our professionals with specialized skills and knowledge in the valuation of complex financial instruments in evaluating the reasonableness of relevant inputs and assumptions used to determine the initial fair value of the investment in preferred stock.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Newport Beach, California
March 7, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Modiv Industrial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Modiv Industrial, Inc. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2022, and the related notes to the consolidated financial statements and financial statement schedule listed in the index at Item 15(a), Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2022 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the audit of the consolidated financial statements as of and for the year ended December 31, 2022 that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor from 2018-2023.

Irvine, California
March 13, 2023

MODIV INDUSTRIAL, INC.
Consolidated Balance Sheets

	As of December 31,
	2023	2022
Assets
Real estate investments:
Land	$104,858,693	$103,657,237
Building and improvements	399,666,781	329,867,099
Equipment	4,429,000	4,429,000
Tenant origination and absorption costs	15,707,458	19,499,749
Total investments in real estate property	524,661,932	457,453,085
Accumulated depreciation and amortization	(50,901,612)	(46,752,322)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	473,760,320	410,700,763
Unconsolidated investment in a real estate property	10,053,931	10,007,420
Total real estate investments, net, excluding real estate investments held for sale, net	483,814,251	420,708,183
Real estate investments held for sale, net	11,557,689	5,255,725
Total real estate investments, net	495,371,940	425,963,908
Cash and cash equivalents	3,129,414	8,608,649
Tenant deferred rent and other receivables	12,794,568	7,263,202
Above-market lease intangibles, net	1,313,959	1,850,756
Prepaid expenses and other assets	4,173,221	6,100,937
Investment in preferred stock	11,038,658	—
Interest rate swap derivative	2,970,733	4,629,702
Other assets related to real estate investments held for sale	103,337	12,765
Total assets	$530,895,830	$454,429,919

Liabilities and Equity
Mortgage notes payable, net	$31,030,241	$44,435,556
Credit facility revolver	—	3,000,000
Credit facility term loan, net	248,508,515	148,018,164
Accounts payable, accrued and other liabilities	4,469,508	5,881,738
Distributions payable	12,174,979	1,768,068
Below-market lease intangibles, net	8,868,604	9,675,686
Interest rate swap derivative	473,348	498,866
Other liabilities related to real estate investments held for sale	248,727	117,881
Total liabilities	305,773,922	213,395,959

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of December 31, 2023 and 2022 with an aggregate liquidation value of $50,000,000	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 8,048,110 shares issued and 7,704,600 shares outstanding as of December 31, 2023, and 7,762,506 shares issued and 7,512,353 outstanding as of December 31, 2022	8,048	7,762
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid-in-capital	292,617,486	278,339,020
Treasury stock, at cost, 343,510 and 250,153 shares held as of December 31, 2023 and 2022, respectively	(5,290,780)	(4,161,618)
Cumulative distributions and net losses	(145,551,586)	(117,938,876)
Accumulated other comprehensive income	2,658,170	3,502,616
Total Modiv Industrial, Inc. equity	144,443,338	159,750,904
Noncontrolling interest in the Operating Partnership	80,678,570	81,283,056
Total equity	225,121,908	241,033,960
Total liabilities and equity	$530,895,830	$454,429,919
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022
Rental income	$46,936,599	$43,822,032

Expenses:
General and administrative	6,642,990	7,812,057
Stock compensation expense	11,171,207	2,401,022
Depreciation and amortization	15,551,173	14,929,574
Property expenses	5,161,017	6,547,391
Impairment of real estate investment property	4,387,624	2,080,727
Impairment of goodwill	—	17,320,857
Total expenses	42,914,011	51,091,628

(Loss) gain on sale of real estate investments, net	(1,708,801)	12,196,371
Operating income	2,313,787	4,926,775

Other (expense) income:
Interest income	325,888	21,910
Dividend income	475,000	—
Income from unconsolidated investment in a real estate property	279,549	278,002
Interest expense, including unrealized loss on interest rate swaps and net of derivative settlements	(13,806,838)	(8,106,658)
Increase in fair value of investment in preferred stock	1,418,658	—
Loss on early extinguishment of debt	—	(1,725,318)
Other	297,695	93,971
Other expense, net	(11,010,048)	(9,438,093)

Net loss	(8,696,261)	(4,511,318)
Less: net loss attributable to noncontrolling interest in Operating Partnership	2,082,419	1,222,783
Net loss attributable to Modiv Industrial, Inc.	(6,613,842)	(3,288,535)
Preferred stock dividends	(3,687,500)	(3,687,500)
Net loss attributable to common stockholders	$(10,301,342)	$(6,976,035)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.36)	$(0.93)

Weighted-average number of common shares outstanding:
Basic and diluted	7,558,833	7,487,204
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Comprehensive (Loss) Income

	For the Years Ended December 31,
	2023	2022
Net loss	$(8,696,261)	$(4,511,318)
Other comprehensive loss: cash flow hedge adjustments
Add: Amortization of unrealized holding gain on interest rate swap	(1,015,151)	—
Unrealized holding gain on interest rate swap designated as a cash flow hedge	—	4,039,706
Comprehensive loss	(9,711,412)	(471,612)

Net loss attributable to noncontrolling interest in Operating Partnership	2,082,419	1,222,783
Other comprehensive income attributable to noncontrolling interest in Operating Partnership: cash flow hedge adjustments
Add: Amortization of unrealized holding gain on interest rate swap	170,705	—
Unrealized holding gain on interest rate swap designated as a cash flow hedge	—	(602,487)
Comprehensive loss attributable to noncontrolling interest in Operating Partnership	2,253,124	620,296
Comprehensive (loss) gain attributable to Modiv Industrial, Inc.	$(7,458,288)	$148,684
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Years Ended December 31, 2023 and 2022

			Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amounts		Shares	Amounts
Balance, December 31, 2021	2,000,000	$2,000	7,490,404	$7,491	$273,441,831	—	$—	$(101,624,430)	$—	$171,826,892	$50,603,000	$222,429,892
Issuance of common stock - distributions reinvestments	—	—	210,311	210	3,489,949	—	—	—	—	3,490,159	—	3,490,159
Listed offering of common stock, net	—	—	40,000	40	114,460	—	—	—	—	114,500	—	114,500
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	32,809,550	32,809,550
Stock compensation expense	—	—	21,791	21	329,979	—	—	—	—	330,000	—	330,000
OP Units compensation expense	—	—	—	—	2,071,022	—	—	—	—	2,071,022	—	2,071,022
Offering costs	—	—	—	—	(1,108,221)	—	—	—	—	(1,108,221)	—	(1,108,221)
Repurchases of common stock	—	—	—	—	—	(250,153)	(4,161,618)	—	—	(4,161,618)	—	(4,161,618)
Dividends, preferred stock	—	—	—	—	.	—	—	(3,687,500)	—	(3,687,500)	—	(3,687,500)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(9,338,411)	—	(9,338,411)	(1,509,198)	(10,847,609)
Net loss	—	—	—	—	—	—	—	(3,288,535)	—	(3,288,535)	(1,222,783)	(4,511,318)
Other comprehensive income	—	—	—	—	—	—	—	—	3,502,616	3,502,616	602,487	4,105,103
Balance, December 31, 2022	2,000,000	2,000	7,762,506	7,762	278,339,020	(250,153)	(4,161,618)	(117,938,876)	3,502,616	159,750,904	81,283,056	241,033,960
Issuance of common stock - distribution reinvestments	—	—	178,379	179	2,275,284	—	—	—	—	2,275,463	—	2,275,463
ATM offering of common stock, net (Note 9)	—	—	85,072	85	831,997	—	—	—	—	832,082	—	832,082
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	5,175,284	5,175,284
Stock compensation expense	—	—	22,153	22	304,978	—	—	—	—	305,000	—	305,000
OP Units compensation expense	—	—	—	—	10,866,207	—	—	—	—	10,866,207	—	10,866,207
Repurchases of common stock	—	—	—	—	—	(93,357)	(1,129,162)	—	—	(1,129,162)	—	(1,129,162)
Dividends, preferred stock	—	—	—	—	—	—	—	(3,687,500)	—	(3,687,500)	—	(3,687,500)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(8,719,399)	—	(8,719,399)	(1,757,161)	(10,476,560)
In kind distribution declared, CS and Class C OP Units	—	—	—	—	—	—	—	(8,591,969)	—	(8,591,969)	(1,769,485)	(10,361,454)
Net loss	—	—	—	—	—	—	—	(6,613,842)	—	(6,613,842)	(2,082,419)	(8,696,261)
Other comprehensive income	—	—	—	—	—	—	—	—	(844,446)	(844,446)	(170,705)	(1,015,151)
Balance, December 31, 2023	2,000,000	$2,000	8,048,110	$8,048	$292,617,486	(343,510)	$(5,290,780)	$(145,551,586)	$2,658,170	$144,443,338	$80,678,570	$225,121,908
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(8,696,261)	$(4,511,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,551,173	14,929,574
Stock compensation expense	11,171,207	2,401,022
Amortization of deferred rents	(6,232,257)	(3,237,482)
Amortization of deferred lease incentives	153,581	412,098
Write-off and amortization of deferred financing costs and premium/discount	766,738	1,649,930
Amortization of (below) above market lease intangibles, net	(807,794)	(1,005,487)
Impairment of real estate investment property	4,387,624	2,080,727
Increase in fair value of investment in preferred stock	(1,418,658)	—
Impairment of goodwill	—	17,320,857
Loss (gain) on sale of real estate investments, net	1,708,801	(12,196,371)
Unrealized loss (gain) on interest rate swap valuation	618,300	(25,733)
Gain on extinguishment of interest rate swaps	—	(788,016)
Income from unconsolidated investment in a real estate property	(279,549)	(278,002)
Distributions from unconsolidated investment in a real estate property	231,864	211,921
Changes in operating assets and liabilities:
Decrease in tenant receivables	386,149	140,133
(Increase) decrease in prepaid expenses and other assets	(59,297)	930,343
Decrease in accounts payable, accrued and other liabilities	(903,393)	(1,385,375)
Net cash provided by operating activities	16,578,228	16,648,821

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(122,778,215)	(127,144,030)
Improvements to existing real estate investments	(4,749,686)	(4,353,938)
Collection of receivable from early termination of lease	—	1,836,767
Net proceeds from sale of real estate investments	34,737,474	70,662,287
Purchase deposits, net	(811,807)	84,452
Payment of lease incentives	—	(2,148,731)
Net cash used in investing activities	(93,602,234)	(61,063,193)

Cash Flows from Financing Activities:
Borrowings from credit facility term loan	100,000,000	150,000,000
Repayments of credit facility revolver, net	(3,000,000)	(5,022,000)
Principal payments on mortgage notes payable	(13,315,009)	(130,496,746)
Payments of deferred financing costs	—	(3,638,229)
Proceeds from offerings of common stock, net	832,082	114,500
Payment of offering costs	—	(1,108,221)
Repurchases of common stock	(1,129,162)	(4,161,618)
Dividends paid to preferred stockholders	(3,687,500)	(3,830,903)

MODIV INDUSTRIAL, INC.
Consolidated Statements of Cash Flows - (Continued)

	For the Years Ended December 31,
	2023	2022
Distributions paid to common stockholders	(6,426,032)	(5,857,849)
Distributions paid to Class C OP Unit holders	(1,729,608)	(1,383,433)
Net cash provided by (used in) financing activities	71,544,771	(5,384,499)

Net decrease in cash, cash equivalents and restricted cash	(5,479,235)	(49,798,871)

Cash, cash equivalents and restricted cash, beginning of year	8,608,649	58,407,520

Cash, cash equivalents and restricted cash, end of year	$3,129,414	$8,608,649

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,008,801	$7,768,212

Supplemental disclosure of noncash flow information:
Unpaid building improvements	$—	$522,845
Investment in preferred stock from sale of real estate investments	$9,620,000	$—
Issuance of Class C OP Units in the acquisition of a real estate investment	$5,175,284	$32,809,550
Reinvested distributions from common stockholders	$2,265,098	$3,490,159
(Decrease) increase in accrued distributions	$10,407,035	$(27,235)
Supplemental disclosure of real estate investment held for sale, net:
(Increase) decrease in real estate investments held for sale	$(6,301,964)	$26,255,037
(Increase) decrease in assets related to real estate investments held for sale	$(90,572)	$775,531
Decrease in mortgage notes payable related to real estate investments held for sale	$—	$(21,699,912)
Increase (decrease) in liabilities related to real estate investments held for sale	$130,846	$(267,850)
Increase in below-market lease intangibles	$—	$2,449
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Notes to Consolidated Financial Statements
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Industrial, Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company changed its name from Modiv Inc. to Modiv Industrial, Inc., effective August 11, 2023, upon achieving a super-majority of industrial properties in its portfolio. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, of which 2,000,000 shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300,000,000 shares of Class C common stock (“Class C Common Stock”), $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company's Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company's Class C Common Stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022.
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 68% and 73% partnership interest in, the Operating Partnership as of December 31, 2023 and 2022, respectively. The Operating Partnership's limited partners include holders of several classes of units with various vesting and enhancement terms as further described in Note 12.
As of December 31, 2023, the Company's portfolio of approximately 4.6 million square feet of aggregate leasable space consisted of investments in 44 real estate properties, comprised of 39 industrial properties, including one held for sale and an approximate 72.7% tenant-in-common interest in a Santa Clara, California property (the “TIC Interest”), which represent approximately 76% of the portfolio based on the percentage of annual base rent (“ABR”) as of December 31, 2023, one retail property, which represents approximately 11% of the portfolio by ABR, and four office properties (including one held for sale), which represent approximately 13% of the portfolio by ABR.
At the Market Offering
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022, and the Company filed a prospectus supplement for the Company’s at-the-market offering of up to $50,000,000 of its Class C Common Stock (the “ATM Offering”) on June 6, 2022. On November 13, 2023, the Company filed Supplement No. 1 to the Prospectus Supplement dated June 6, 2022, and to the Prospectus dated June 2, 2022, to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name. From November 15, 2023 to December 31, 2023, the Company sold and issued 85,072 shares of Class C Common Stock for $1,280,751 net of sales commissions of $26,138, resulting in net proceeds of $832,082 after legal, accounting, investor relations and other offering costs of $448,669 in connection with the ATM Offering.
Distribution Reinvestment Plan
On February 15, 2022, the Company's board of directors amended and restated the Company's distribution reinvestment plan (the “Second Amended and Restated DRP”) with respect to the Class C Common Stock to change the purchase price at which the Class C Common Stock is issued to stockholders who elect to participate in the Company's distribution reinvestment plan (the “DRP”). The purpose of this change was to reflect the fact that the Company's Class C Common Stock was listed on the NYSE and no longer priced based on net asset value (“NAV”) per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C Common Stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. The purchase price for the Class C Common Stock issued directly by the Company is 97% of the Market Price (as defined in the Second Amended and Restated DRP) of the Class C Common Stock, reflecting a 3% discount (or such other discount as may then be in effect). This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the Market Price.

The purchase price for the Class C Common Stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C Common Stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to the Company's transfer agent by DRP participants for each share of Class C Common Stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022. From February 15, 2022 through December 31, 2023, the Company issued 357,883 shares of Class C Common Stock under the DRP.
Share Repurchase Programs
On February 15, 2022, the Company's board of directors authorized up to $20,000,000 in repurchases of the Company's outstanding shares of common stock through December 31, 2022 (“2022 SRP”). Under the 2022 SRP, the Company repurchased an aggregate of 250,153 shares of its Class C Common Stock for an aggregate value of $4,161,618 at an average cost of $16.64 per share.
On December 21, 2022, the Company's board of directors authorized up to $15,000,000 in repurchases of the Company's outstanding shares of common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023 (“2023 SRP”). Repurchases made pursuant to the 2023 SRP were made from time-to-time in the open market. The timing, price and amount of any repurchases were determined by the Company in its discretion and were subject to economic and market conditions, stock price, applicable legal requirements and other factors. Under the 2023 SRP, the Company repurchased an aggregate of 93,357 shares of its Class C Common Stock for an aggregate value of $1,129,162 at an average cost of $12.10 per share. The Company did not repurchase any of its shares of Class C Common Stock during the second half of 2023.
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
Noncontrolling Interest in Consolidated Entities
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company's exclusive responsibility and discretion in the management and control of the Operating Partnership through its general partnership interest therein, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying consolidated balance sheets and statements of equity. As discussed further in Note 12, other than the noncontrolling interests related to “UPREIT” unit transactions completed in January 2022 and April 2023, all noncontrolling interests currently represent non-voting, non-distribution accruing interests with no allocation of profits or losses, but will be automatically converted during the first quarter of 2024 and obtain rights to future distributions and allocation of profits and losses.

Revenue Recognition
The Company accounts for leases in accordance with FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02 (collectively, “Topic 842”). As a lessor, the Company's leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company's accompanying consolidated statements of operations.
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
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, credit rating, the asset type and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides an allowance against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected.
Collectability of Tenant Deferred Rent Receivables
The Company's determination of the collectability of tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant deferred rent and other receivables deemed probable of collection, the Company also may record an allowance under other authoritative GAAP depending upon the Company's evaluation of the individual receivables, specific credit enhancements, current economic conditions and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company's consolidated statements of operations.
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

Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company's real estate property sale transactions for the years ended December 31, 2023 and 2022 met these criteria at closing. When properties are sold, operating results of the properties prior to the sale remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying consolidated statements of operations.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Neither the Company nor its subsidiaries has been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2023 and 2022. As of December 31, 2023, the returns for calendar years 2020, 2021 and 2022 remain subject to examination by the IRS and some additional years may be subject to examination wherein tax loss carryforwards are utilized and in certain state tax jurisdictions.
Treasury Stock
The Company accounts for repurchased shares of its Class C Common Stock as treasury stock. Treasury shares are recorded at cost and are included as a component of equity in the Company's accompanying consolidated balance sheets as of December 31, 2023 and 2022.
Per Share Data
The Company reports both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. For the years ended December 31, 2023 and 2022, the Company presented both Basic EPS and Diluted EPS reflecting its reported net loss attributable to common stockholders (see Note 13 for additional information).
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
Investment in preferred stock: The Company’s investment in preferred stock is presented at fair value in the accompanying consolidated balance sheet using Level 3 inputs. The preferred stock investment as of the August 10, 2023 closing date for the transaction with Generation Income Properties, Inc. (NASDAQ: GIPR) (“GIPR”) and as of December 31, 2023 has been recorded at fair value by incorporating both the Monte Carlo simulation model and a dividend discount model. These models incorporate risk-free rates, stock prices, yield and volatility. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of an independent third-party valuation specialist. The preferred stock investment as of December 31, 2023 was based on Level 1 inputs since the number of GIPR common shares to be received in redemption of the preferred stock was known (see Notes 3 and 5 for additional information).
Derivative instruments: The Company’s derivative instruments are presented at fair value in the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Credit facilities: The fair values of the Company’s credit facility approximate the carrying value as their interest rates are variable and based on the secured overnight financing rate (“SOFR”).
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

Real Estate Investments
Real Estate Acquisition Valuation
The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. All real estate acquisitions during the years ended December 31, 2023 and 2022 were treated as asset acquisitions. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.
The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. The majority of the Company's properties which were acquired during the years ended December 31, 2023 and 2022 were purchased through sale-leaseback transactions. These acquisitions satisfied the requirements of sale-leaseback accounting under ASC 842, Leases.
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
The valuation of impaired assets is determined using techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties, which are Level 3 inputs. When estimating the fair value of the Company's real estate investment, consideration may be given to a single valuation technique or multiple valuation techniques, as appropriate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.
Leasing Costs
The Company accounts for leasing costs under Topic 842. Initial direct costs include only those costs that are incremental to the lease arrangement and would not have been incurred if the lease had not been obtained. The Company amortizes third-party leasing commissions over the life of lease or lease term extension and charges internal leasing costs and third-party legal leasing costs to expense as incurred. These expenses are included in property expenses in the Company's consolidated statements of operations.
Real Estate Investments Held for Sale
The Company generally considers a real estate investment to be “held for sale” when the following criteria are met as of the balance sheet date: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate investments held for sale, net” and “other assets related to real estate investments held for sale,” respectively, in the accompanying consolidated balance sheets. Other liabilities related to real estate investments held for sale are classified as “other liabilities related to real estate investments held for sale” in the accompanying consolidated balance sheets. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying consolidated statements of operations.
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
Other Investments
The Company has insignificant investments through simple agreements for future equity (“SAFE”) in two entities that it made when the Company was in the crowdfunding business. These SAFE investments provide that the Company will automatically receive shares of the entities based on the conversion rate of any future equity rounds up to a valuation cap. The investments are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The Company has recorded these investments at cost. No impairment has been recorded for the years ended December 31, 2023 and 2022.

Deferred Financing Costs
Deferred financing costs represent commitment fees, mortgage loan and line of credit fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the Company's balance sheet as a direct deduction from the carrying value of the associated debt liabilities. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to mortgage notes payable are presented as a reduction to the outstanding balance of mortgage notes payable in the Company's consolidated balance sheets. Unamortized deferred financing costs related to revolving credit facilities are presented as an asset under prepaid expenses and other assets in the Company's consolidated balance sheets.
Derivative Instruments and Hedging Activities
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate debt. The Company does not enter into derivatives for speculative purposes. The Company records derivative instruments at fair value on its accompanying consolidated balance sheets. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. If the Company elects to designate a derivative in a hedging relationship and the hedging relationship satisfies the criteria necessary to apply hedge accounting, the derivative is designated as a cash flow hedge and the unrealized holding gain or loss on the interest rate swap is presented in comprehensive (loss) income and accumulated other comprehensive income in the Company's accompanying consolidated statements of comprehensive (loss) income and consolidated balance sheets, respectively. If the derivative instrument does not meet the hedge accounting criteria, the change in the fair value of the derivative is recorded as a gain or loss on the interest rate swap and included in interest expense, net of derivative settlements and unrealized gain on interest rate swaps in the Company's accompanying consolidated statements of operations. Gains or losses from derivative instruments are presented in the Company's accompanying consolidated statements of cash flows under adjustments to reconcile net loss to net cash provided by operating activities.
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
Restricted Operating Partnership Unit Awards
Historically, the fair values of the restricted Operating Partnership's unit awards issued or granted by the Company were based on the estimated NAV per share (unaudited) of the Company’s common stock on the date of issuance or grant, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity prior to the listing of the Company's Class C Common Stock on the NYSE. The fair value of future grants of restricted Operating Partnership unit awards will be determined based on the NYSE's market closing price of the Company's Class C Common Stock on the date of grant.

Operating Partnership units issued as purchase consideration in connection with the Self-Management Transaction and UPREIT unit transactions (each defined and discussed in Note 12) are recorded in equity under noncontrolling interest in the Operating Partnership in the Company's consolidated balance sheets and statements of equity. For units granted to employees of the Company that are not included in the purchase consideration, the fair value of the award is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 12). The Company has elected to record forfeitures as they occur. Compensation cost is recorded for units to be issued subject to a performance condition when it is probable that the performance condition will be met.
Immaterial Error Corrections
During the first quarter of 2023, management determined that its prior treatment of property taxes in those instances where the Company was responsible for paying property taxes and subsequently seeking tenant reimbursement should be treated differently than those instances where property taxes were paid directly by tenants to taxing authorities. Management determined that property taxes paid directly by tenants to taxing authorities should not have been recorded in the Company’s accompanying consolidated statements of operations for the prior year periods in accordance with ASU 2018-20 “Leases (Topic 842) - Narrow-Scope Improvements for Lessors.” Accordingly, the Company’s accompanying consolidated statement of operations for the year ended December 31, 2022 reflects an adjustment to reduce rental income and a corresponding reduction in property expenses of $2,352,235 for such property taxes and the Company's consolidated balance sheet as of December 31, 2022 reflects a reduction in tenant receivables with a corresponding reduction in accounts payable, accrued and other liabilities of $1,596,127. The corrections did not affect net loss, net loss per share or equity for the year ended December 31, 2022 in the accompanying consolidated statement of operations.
Reclassifications
Certain prior year balance sheet, statement of operations and statement of cash flows accounts have been reclassified to conform with the current year presentation. The reclassifications did not affect net income in the prior year consolidated statement of operations.
Segments
The Company has invested in single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other and are managed as one unit by a common management team. As of December 31, 2023 and 2022, the Company aggregated its investments in real estate into one reportable segment.
Recent Accounting Pronouncements
New Accounting Standard Recently Issued and Not Yet Adopted
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which establishes improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU aims to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also requires public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. The guidance will be effective for the Company for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and the amendments should be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact on its financial statement disclosures.

NOTE 3. REAL ESTATE INVESTMENTS
As of December 31, 2023, the Company’s real estate investment portfolio consisted of 44 operating properties located in 16 states, comprised of 39 industrial properties (including one property held for sale and the TIC Interest in a Santa Clara, California industrial property one retail property and four office properties (including one property held for sale).
Acquisitions:
Year Ended December 31, 2023
During the year ended December 31, 2023, the Company acquired 12 industrial manufacturing real estate properties as follows:

Property Tenant	Location	Acquisition Date	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below- Market Lease Intangibles	Acquisition Price
Plastic Products	Princeton, MN	1/26/2023	$421,997	$5,696,414	$553,780	$(285,139)	$6,387,052
Stealth Manufacturing	Savage, MN	3/31/2023	770,752	4,755,558	—	—	5,526,310
Lindsay (1)	Gap, PA	4/13/2023	2,125,604	14,454,440	—	—	16,580,044
Summit Steel (2)	Reading, PA	4/13/2023	1,517,782	9,879,309	—	—	11,397,091
PBC Linear	Roscoe, IL	4/20/2023	699,198	19,324,780	—	—	20,023,978
Cameron Tool	Lansing, MI	5/3/2023	246,355	5,530,235	—	—	5,776,590
S.J. Electro Systems	Detroit Lakes, MN	5/5/2023	1,736,976	4,577,081	—	—	6,314,057
S.J. Electro Systems	Plymouth, MN	5/5/2023	627,903	1,597,732	—	—	2,225,635
S.J. Electro Systems	Ashland, OH	5/5/2023	251,233	7,303,978	—	—	7,555,211
Titan	Alleyton, TX	5/11/2023	2,056,161	15,090,342	—	—	17,146,503
Vistech	Piqua, OH	7/3/2023	922,310	12,628,622	—	—	13,550,932
SixAxis	Andrews, SC	7/11/2023	1,228,874	14,241,222	—	—	15,470,096
			$12,605,145	$115,079,713	$553,780	$(285,139)	$127,953,499
(1)    Includes a $1,800,000 advance to fund improvements to the previously acquired Lindsay property in Franklinton, North Carolina, which was initially recorded as a construction advance in prepaid expenses and other assets (see Note 6 for the remaining balance as of December 31, 2023).
(2)    The Company issued 287,516 Class C OP Units (as defined in Note 12) valued at $5,175,284 based on an agreed upon value of $18.00 per unit for a portion of the purchase price.
During the year ended December 31, 2023, the Company recognized $8,155,376 of total revenue related to the above-acquired properties.
Acquired Properties Lease Expirations
The noncancellable lease terms of the properties acquired during the year ended December 31, 2023 are as follows:

Property Tenant	Lease Expiration
Plastic Products	10/31/2028
Stealth Manufacturing	3/31/2043
Lindsay	4/30/2047
Summit Steel	4/30/2043
PBC Linear	4/30/2043
Cameron Tool	5/31/2043
S.J. Electro Systems, for all three properties acquired	5/31/2040
Titan	5/31/2043
Vistech	7/31/2048
SixAxis	7/31/2048

Year Ended December 31, 2022
During the year ended December 31, 2022, the Company acquired one retail and 15 industrial manufacturing real estate properties for $162,313,032. These properties are located in 10 states and had a weighted average lease term of approximately 24 years.
During the year ended December 31, 2022, the Company recognized $10,031,082 of total revenue related to the above-acquired properties.
Dispositions:
Year Ended December 31, 2023
During the year ended December 31, 2023, the Company sold 14 real estate properties as follows:

Property Tenant	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	(Loss) Gain on Sale		Net Proceeds
Dollar General	Litchfield, ME	8/10/2023	Retail	9,026	$1,247,974	$—	(1)	$—	(1)
Dollar General	Wilton, ME	8/10/2023	Retail	9,100	1,452,188	—	(1)	—	(1)
Dollar General	Thompsontown, PA	8/10/2023	Retail	9,100	1,111,832	—	(1)	—	(1)
Dollar General	Mt. Gilead, OH	8/10/2023	Retail	9,026	1,066,451	—	(1)	—	(1)
Dollar General	Lakeside, OH	8/10/2023	Retail	9,026	1,134,522	—	(1)	—	(1)
Dollar General	Castalia, OH	8/10/2023	Retail	9,026	1,111,832	—	(1)	—	(1)
Dollar General	Bakersfield, CA	8/10/2023	Retail	18,827	4,855,751	—	(1)	—	(1)
Dollar General	Big Spring, TX	8/10/2023	Retail	9,026	1,270,665	—	(1)	—	(1)
Dollar Tree	Morrow, GA	8/10/2023	Retail	10,906	1,293,355	—	(1)	—	(1)
PreK Education	San Antonio, TX	8/10/2023	Retail	50,000	12,888,169	—	(1)	—	(1)
Walgreens	Santa Maria, CA	8/10/2023	Retail	14,490	6,081,037	—	(1)	—	(1)
exp US Services	Maitland, FL	8/10/2023	Office	33,118	5,899,514	—	(1)	—	(1)
GSA (MSHA)	Vacaville, CA	8/10/2023	Office	11,014	2,586,710	(1,887,040)	(1)	38,902,508	(1)
EMC Shop	Rocklin, CA	8/31/2023	Flex	40,110	5,466,960	178,239		5,454,966
				241,795	$47,466,960	$(1,708,801)		$44,357,474
(1)    Represents the combined net loss on sale of $1,887,040 and net proceeds of $38,902,508 for the August 10, 2023 sale of 13 properties to GIPR.
Year Ended December 31, 2022
During the year ended December 31, 2022, the Company sold eight real estate properties (six office properties, one retail and one flex property) comprising 346,979 square feet for aggregate contract sales prices of $73,038,045, aggregate gains on sale of $12,196,371 and aggregate net proceeds of $48,655,777, net of commissions, closing costs and repayment of the outstanding mortgages.
Impairment Charge
In March 2023, the Company recorded an impairment charge of $3,499,438 related to its property located in Nashville, Tennessee, leased to Cummins Inc. (“Cummins”) through February 29, 2024. The Company determined that an impairment charge was triggered by expectations of a shortened holding period and estimated the property's fair value based upon market comparables at that time. In December 2023, the Company recorded an additional impairment charge of $888,186, for a total of $4,387,624, based on the sale agreement executed on December 15, 2023. The impairment charge represents the excess of the property's carrying value over the property's contracted sale price less estimated selling costs for the sale that was completed on February 28, 2024. This property is held for sale as described in Real Estate Investments Held for Sale below.
In December 2022, the Company recorded an impairment charge of $2,080,727 related to its property located in Rocklin, California leased to Gap through February 28, 2023, and held for sale as of December 31, 2022. The Company determined that the impairment charge was required based on efforts initiated during the fourth quarter of 2022 to sell the property. The impairment charge represented the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the planned sale. The property was sold on August 31, 2023 (see Dispositions above).

Asset Concentration:
As of December 31, 2023 and 2022, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	December 31, 2023		December 31, 2022
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA/Trophy of Carson, Carson, CA	$67,325,569	12.7%	$68,387,431	15.0%
Rental Income Concentration:
During the year ended December 31, 2023 and 2022, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, (nine) properties acquired in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$6,124,877	13.0%	(1)	(1)
KIA/Trophy of Carson, Carson, CA	$5,168,346	11.0%	$4,958,483	11.3%
Sutter Health, Rancho Cordova, CA (2)	$—	—%	$6,318,265	14.4%
(1)    The Lindsay properties represented a source of greater than 10% of total rental income during the year ended December 31, 2023, but not the year ended December 31, 2022, since eight of the Lindsay properties were acquired on April 19, 2022 and one was acquired on April 13, 2023.
(2)     Includes early termination fee of $3,751,984 in 2022.
Operating Leases:
The Company’s real estate properties are primarily leased to tenants under net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections. Except for properties leased to Solar Turbines in San Diego, California and State of California's Office of Emergency Services in Rancho Cordova, California, all of the Company's operating leases contain options to extend the lease term for varying durations of multiple years.
On January 23, 2023, the Company executed a lease extension for the property leased to Solar Turbines for an additional two years through July 31, 2025, with a 14.0% increase in rent effective August 1, 2023 and a 3.0% increase in rent effective August 1, 2024.
Effective April 18, 2023, the Company extended the lease term of its property in Sacramento, California leased to Highline Warren LLC as successor in interest to Levins Auto Supply, LLC (“Levins”) from September 1, 2023 to December 31, 2024 with a 69% increase in annual rent from $4.14 per square foot to $7.00 per square foot commencing September 1, 2023. The property is classified as held for sale as of December 31, 2023, and was sold on January 10, 2024.
On June 29, 2023, the Company leased its property in Rocklin, California, which was previously leased to Gap, Inc., to The EMC Shop, LLC (“EMC”) for an initial base annual rent of $441,210, and a lease term of 11.5 years through December 31, 2034. The lease included a purchase option which EMC exercised in August 2023 and EMC completed its purchase of the property on August 31, 2023, which terminated the lease (see Dispositions above).

As of December 31, 2023, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, excluding rents for periods subsequent to sales are as follows:

2024	$37,916,541
2025	37,472,337
2026	34,329,475
2027	33,962,306
2028	34,220,325
Thereafter	514,095,972
$691,996,956
Intangible Assets, Net Related to the Company's Real Estate:
As of December 31, 2023 and 2022, intangible assets, net related to the Company’s real estate were as follows:

	December 31, 2023			December 31, 2022
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$15,707,458	$1,559,546	$(14,364,650)	$19,499,749	$2,485,510	$(14,378,808)
Accumulated amortization	(10,715,945)	(245,587)	5,496,046	(12,722,558)	(634,754)	4,703,122
Net amount	$4,991,513	$1,313,959	$(8,868,604)	$6,777,191	$1,850,756	$(9,675,686)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 10.4 years as of December 31, 2023.
As of December 31, 2023, amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2024	$1,013,175	$73,999	$(920,395)
2025	815,130	70,712	(920,395)
2026	466,644	54,278	(920,395)
2027	449,972	54,278	(920,395)
2028	429,884	54,278	(910,052)
Thereafter	1,816,708	1,006,414	(4,276,972)
	$4,991,513	$1,313,959	$(8,868,604)

Weighted-average remaining amortization period	8.5 years	23.1 years	9.9 years
Real Estate Investments Held For Sale:
As of December 31, 2023, the Company classified its industrial property located in Sacramento, California that was leased to Levins and its office property located in Nashville, Tennessee that was leased to Cummins as held for sale properties which were sold on January 10, 2024 and February 28, 2024, respectively, as discussed in detail in Note 14 - Subsequent Events.
The Company’s Rocklin, California property formerly leased to Gap, Inc. through February 28, 2023 was the only property held for sale as of December 31, 2022, and it was sold on August 31, 2023 as described in Dispositions above.

The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Assets related to real estate investments held for sale:
Land, buildings and improvements	$14,590,062	$6,357,172
Tenant origination and absorption costs	1,779,156	355,252
Accumulated depreciation and amortization	(4,811,529)	(1,456,699)
Real estate investments held for sale, net	11,557,689	5,255,725
Other assets, net	103,337	12,765
Total assets related to real estate investments held for sale:	$11,661,026	$5,268,490

Liabilities related to real estate investments held for sale:
Other liabilities, net	$248,727	$117,881
Total liabilities related to real estate investments held for sale:	$248,727	$117,881
NOTE 4. UNCONSOLIDATED INVESTMENT IN A REAL ESTATE PROPERTY
The Company’s unconsolidated investment in a real estate property as of December 31, 2023 and 2022, is as follows:

	December 31,
	2023	2022
The TIC Interest	$10,053,931	$10,007,420
The Company’s income from unconsolidated investment in a real estate property for the years ended December 31, 2023 and 2022, is as follows:

	Years Ended December 31,
	2023	2022
The TIC Interest	$279,549	$278,002
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% TIC Interest. The remaining approximate 27.3% undivided interest in the Santa Clara, California property is held by third parties. The Santa Clara, California property does not qualify as a variable interest entity and consolidation is not required as the Company's TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The property lease expiration date is March 16, 2026, and the lease provides for three five-year renewal options.
The Company receives an approximate 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the years ended December 31, 2023 and 2022, the Company received $231,864 and $211,921 in cash distributions, respectively. The distributions in both years were less than 2021 and prior years due to the establishment and use of cash reserves to fund a roof replacement project which is now complete.

The following is summarized financial information for the Santa Clara, California property as of and for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Assets:
Real estate investments, net	$28,563,746	$29,294,081
Cash and cash equivalents	482,653	300,405
Other assets	79,639	43,159
Total assets	$29,126,038	$29,637,645

Liabilities:
Mortgage notes payable, net	$12,642,798	$12,936,929
Below-market lease, net	2,367,812	2,514,199
Other liabilities	287,989	424,662
Total liabilities	15,298,599	15,875,790
Total equity	13,827,439	13,761,855
Total liabilities and equity	$29,126,038	$29,637,645

	Years Ended December 31,
	2023	2022
Total revenue	$2,730,578	$2,749,939
Operating expenses:
Depreciation and amortization	1,040,586	1,068,685
Other expenses	777,953	759,126
Total operating expenses	1,818,539	1,827,811
Operating income	912,039	922,128
Interest expense	527,567	539,784
Net income	$384,472	$382,344
NOTE 5. INVESTMENT IN PREFERRED STOCK
The Company’s investment in preferred stock as of December 31, 2023 is as follows:

December 31,
2023
Liquidation value of GIPR preferred stock	$12,000,000
Adjustment to reduce liquidation value to fair value	(2,380,000)
Fair value of GIPR preferred stock as of August 10, 2023	9,620,000
Increase in fair value of preferred stock between August 10, 2023 and December 31, 2023	1,418,658
Fair value of GIPR preferred stock as of December 31, 2023	$11,038,658
As discussed in Note 3, on August 10, 2023, the Company disposed of 13 properties consisting of 11 retail properties and two office properties in a sale to GIPR. These 13 properties were sold for $42,000,000 with $30,000,000 paid in cash and the remaining $12,000,000 paid in 2,400,000 shares of GIPR’s newly-created Series A Redeemable Preferred Stock (the “GIPR Preferred Stock”) with a liquidation preference of $5.00 per share and an annual dividend yield of 9.5% from August 10, 2023 to August 9, 2024, and an annual dividend rate of 12.0% thereafter.

The investment in GIPR Preferred Stock does not qualify as a variable interest entity since GIPR is a publicly owned REIT with a majority of independent directors. The Company's investment gives it no voting or control of GIPR, therefore, consolidation is not required. The Company elected to record its investment in preferred stock at fair value. The fair value at the closing date of the sale was included in the net proceeds from sale to determine the loss on sale. The increase in fair value between August 10, 2023, and December 31, 2023, is reflected in other income (expense).
Subject to the terms and conditions of the GIPR preferred stock, GIPR had the option to redeem the GIPR preferred stock (a) for cash, at any time, at a redemption price equal to $5.00 per share plus an amount equal to all dividends accrued and unpaid or (b) from the original issuance date until March 15, 2024, for a number of shares of GIPR common stock equal to $5.00 per share plus an amount equal to all dividends accrued and unpaid divided by the product of (i) the volume weighted average price (“VWAP”) per share of GIPR common stock for the 60 days of trading prior to GIPR’s redemption notice and (ii) 110%. Under the terms and conditions of the GIPR preferred stock, the Company expected to receive between 2,200,000 and 3,000,000 shares of GIPR common stock upon redemption of the GIPR preferred stock.
On December 29, 2023, GIPR notified the Company of its intent to exercise its right to redeem all 2,400,000 shares of the GIPR Preferred Stock for 2,794,597 GIPR common shares on January 31, 2024. On December 29, 2023, the Company’s board of directors declared a distribution of 0.28 shares of GIPR common stock for each share or unit of the Company’s common stock or Class C OP Units (as defined in Note 12) held as of the record date of January 17, 2024. GIPR redeemed all 2,400,000 shares of the GIPR Preferred Stock on January 31, 2024 based on the (i) product of the VWAP per share of GIPR common stock for the 60 days of trading prior to GIPR's redemption notice which was $3.9036 per share and (ii) 110%, resulting in $4.2940 per share. The liquidation value of $12,000,000 divided by the price per share resulted in 2,794,597 GIPR common shares issued to the Company on January 31, 2024. The Company then made an immediate distribution of GIPR common stock to the Company’s stockholders of record and holders of Class C OP Units as of the January 17, 2024 record date based on the distribution ratio of 0.28 GIPR shares for each share of the Company’s common stock or unit of Class C OP Units resulting in 2,623,153 shares distributed. The Company retained 171,444 shares of GIPR common stock which the Company may elect to sell at any time.
NOTE 6. OTHER BALANCE SHEETS DETAILS
Tenant Receivables
As of December 31, 2023 and 2022, tenant receivables consisted of the following:

	December 31,
	2023	2022
Straight-line rent	$12,474,137	$6,607,220
Tenant rent and billed reimbursements	107,635	196,477
Unbilled tenant reimbursements	212,796	459,505
Total	$12,794,568	$7,263,202
Prepaid Expenses and Other Assets
As of December 31, 2023 and 2022, prepaid expenses and other assets were comprised of the following:

	December 31,
	2023	2022
Prepaid expenses and other receivables and assets	$1,897,285	$1,880,229
Construction advances (1)	1,352,355	540,548
Deferred financing costs on credit facility revolver	748,662	1,115,354
Deferred tenant allowance (2)	174,919	2,564,806
Total	$4,173,221	$6,100,937
(1)    The balance as of December 31, 2023 and 2022 represents advances for improvements to be made to the Lindsay property in Franklinton, North Carolina and the Lindsay property in Dacono, Colorado, respectively.
(2)    Deferred tenant balances for the Pre-K Education and Walgreens leases were disposed in the August 10, 2023 sale transaction.

Accounts Payable, Accrued and Other Liabilities
As of December 31, 2023 and 2022, accounts payable, accrued and other liabilities were comprised of the following:

	December 31,
	2023	2022
Accounts payable	$562,647	$1,001,411
Accrued expenses	1,202,115	2,163,821
Accrued interest payable	358,777	285,392
Unearned rent	2,159,281	1,870,057
Lease incentive obligation	186,688	561,057
Total	$4,469,508	$5,881,738
NOTE 7. DEBT
The breakdown of debt as of December 31, 2023 and 2022 is as follows:

	December 31,
Collateral	2023	2022
Mortgage notes payable, net	$31,030,241	$44,435,556
Credit facility:
Revolver	—	3,000,000
Term loan, net	248,508,515	148,018,164
Total	$279,538,756	$195,453,720
Mortgage Notes Payable, Net
As of December 31, 2023 and 2022, the Company’s mortgage notes payable consisted of the following:

Collateral	2023 Principal Balance	2022 Principal Balance	Interest Rate (1)	Loan Maturity
Costco property	$18,850,000	$18,850,000	4.85%	1/1/2030
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	11/1/2029
OES property (2)	—	13,315,009	4.50%	3/9/2024
Total mortgage notes payable	31,200,000	44,515,009
Plus unamortized mortgage premium, net (3)	—	119,245
Less unamortized deferred financing costs	(169,759)	(198,698)
Mortgage notes payable, net	$31,030,241	$44,435,556
(1)Represents the contractual interest rate in effect under the mortgage notes payable as of December 31, 2023.
(2)During August and September 2023, the Company prepaid an aggregate of $10,000,000 principal amount of the mortgage on the OES property following the dispositions completed in August 2023. The Company repaid the remaining balance of this mortgage on December 29, 2023.
(3)Represents unamortized net mortgage premium acquired through the merger with Rich Uncles Real Estate Investment Trust I on December 31, 2019 related to the OES property mortgage loan, which was repaid during 2023.

The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of December 31, 2023 and 2022, respectively:

	2023			2022
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable	$31,200,000	$31,030,241	$27,999,621	$44,515,009	$44,435,556	$41,293,644
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Credit Facility, Net
Our Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022 which was amended on October 21, 2022, and currently provides a $400,000,000 line of credit comprised of a $150,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’), and a $250,000,000 five-year term loan (the ‘‘Term Loan’’ and together with the ‘‘Revolver,’’ the ‘‘Credit Facility’’) with KeyBank and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), including KeyBank as Agent for the Lenders (in such capacity, the ‘‘Agent’’), BMO Capital Markets, Truist Bank and The Huntington National Bank as Co-Syndication Agents (the “Co-Syndication Agents”) and KeyBanc Capital Markets Inc., BMO Capital Markets, Inc., Truist Securities, Inc. and The Huntington National Bank as Joint-Lead Arrangers (the “Lead Arrangers”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.
The Credit Facility includes an accordion option that allows the Company to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. The Company's Revolver maturity is in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity is in January 2027.
On December 20, 2022, the Credit Agreement was amended to allow the Company to draw on the additional $100,000,000 Term Loan commitment up to five times between December 20, 2022 and April 19, 2023, in exchange for a quarterly unused fee, which amounted to $99,514 and $6,944 during the years ended December 31, 2023 and 2022, respectively. The Company drew $20,000,000 and the remaining $80,000,000 of the delayed draw Term Loan during the first and second quarters of 2023, respectively.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 48% as of September 30, 2023, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points and the interest rate on the Revolver was 7.1625% on December 31, 2023; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred total unused fees of $378,816 and $200,578 for the years ended December 31, 2023 and 2022, respectively.
On May 10, 2022, the Company entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to its original $150,000,000 Term Loan. The Company granted the cancellation option because it reduced the swap rate by approximately 50 basis points. The Company has begun, and intends to further explore various alternatives available to extend or restructure the cancellation option. This swap agreement resulted in a fixed interest rate on the Term Loan of 4.058% based on the Company's leverage ratio of 48% as of December 31, 2023.

On October 26, 2022, the Company entered into a swap agreement, effective from November 30, 2022 to November 30, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to its expanded Term Loan. The Company granted the cancellation option because it reduced the swap rate by approximately 50 basis points. This swap agreement resulted in a fixed interest rate of 5.240% on the additional $100,000,000 borrowed under the expanded Term Loan based on the Company's leverage ratio of 48% as of December 31, 2023.
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
The Company is targeting leverage of 40% or lower over the long-term once it achieves scale; however, the Company increased its borrowings during 2023 in order to execute attractive acquisition opportunities resulting in leverage of 48% as of December 31, 2023. The Company may have higher leverage in the near or medium-term if it identifies attractive acquisition opportunities in advance of completing dispositions or raising additional equity.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of December 31, 2023.
Future Principal Repayments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of December 31, 2023:

	December 31, 2023
	Mortgage Notes Payable	Credit Facility
		Revolver	Term Loan	Total
2024	$269,616	$—	$—	$269,616
2025	543,886	—	—	543,886
2026	568,369	—	—	568,369
2027	593,972	—	250,000,000	250,593,972
2028	618,277	—	—	618,277
Thereafter	28,605,880	—	—	28,605,880
Total principal	31,200,000	—	250,000,000	281,200,000
Less: deferred financing costs, net	(169,759)	—	(1,491,485)	(1,661,244)
Total	$31,030,241	$—	$248,508,515	$279,538,756

Interest Expense, Including Unrealized Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense including unrealized (loss) gain on valuation of interest rate swaps, net of derivative settlements for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Mortgage notes payable:
Interest expense	$1,719,314	$2,235,203
Amortization of deferred financing costs	28,940	28,928
Credit facility:
Interest expense	15,463,035	5,155,890
Unused commitment fees	479,997	207,522
Amortization of deferred financing costs	857,043	541,038
Swap derivatives:
Derivative cash settlements (1)	(5,679,720)	(262,888)
Unrealized loss (gain) on interest rate swap valuation for first swap (2)	1,658,969	(589,995)
Amortization of unrealized (gain) loss on interest rate swap valuation (2)	(1,015,151)	65,397
Unrealized (gain) loss on interest rate swap valuation for second swap (3)	(25,518)	498,865
Other	319,929	226,698
Total interest expense	$13,806,838	$8,106,658
(1)The Company entered into two swap transaction instruments for its (i) original $150,000,000 Credit Facility Term Loan (first swap) effective May 31, 2022, and (ii) its additional $100,000,000 expanded Term Loan (second swap) effective November 30, 2022, respectively, as described in detail in Note 8.
(2)Due to the Company's $150,000,000 derivative instrument's failure to qualify as a cash flow hedge because it was deemed ineffective for the year ended December 31, 2023, as described in Note 8, the $1,658,969 loss on the swap valuation for the year ended December 31, 2023, is recognized as an increase in interest expense and the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in operating partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the loan agreement (see Note 8 for more details).
(3)    The Company's $100,000,000 derivative instrument was not designated as a cash flow hedge and, therefore, the $25,518 gain in the valuation of this swap for the year ended December 31, 2023, respectively, is reflected as a reduction in interest expense (see Note 8 for more details).
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement on May 10, 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150,000,000 Term Loan. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of July 1, 2022 as a cash flow hedge which was effective through December 31, 2022. The derivative instrument failed to qualify as a cash flow hedge during the year ended December 31, 2023 as described below. The Company has begun, and intends to further explore various alternatives available to extend or restructure the cancellation option.
The Company, through its Operating Partnership, entered into another five-year swap agreement on October 26, 2022 to fix SOFR at 3.440% effective November 30, 2022 related to the variable interest rate on its additional $100,000,000 Term Loan commitment. The Company did not designate the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of November 30, 2022, as a cash flow hedge. The swap agreement matures on November 30, 2027, and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024.

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2023 and 2022.

	December 31, 2023					December 31, 2022
Interest Rate Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate (ii)	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Designated	—	$—	USD - SOFR	—%	0 years	1	$150,000,000	USD - SOFR	4.06%	4.1 years
Non-designated	2	$250,000,000	USD - SOFR	4.53%	3.0 years	1	$100,000,000	USD - SOFR	5.24%	4.1 years
(i)The notional amount of the Company’s swaps correspond to the principal balance on the Term Loan. The minimum notional amounts (outstanding principal balance at the maturity date) as of December 31, 2023 and 2022 was $250,000,000.
(ii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases above 50%.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the accompanying consolidated balance sheets as of December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value	Change in Fair Value
Interest Rate Swap	Asset - Interest rate swap derivative, at fair value	1	$2,970,733	1	$4,629,702	$(1,658,969)
Interest Rate Swap	Liability - Interest rate swap derivative, at fair value	1	$(473,348)	1	$(498,866)	$25,518
The interest rate swap derivative on the original $150,000,000 Term Loan was designated as a cash flow hedge for financial accounting purposes from July 1, 2022 through December 31, 2022. Based on the Company's prospective effectiveness testing of the derivative instrument during each of the quarters in the year ended December 31, 2023, the derivative instrument failed to qualify as a cash flow hedge because the swap was deemed ineffective due to the potential for a reduced term of the swap that could result from the cancellation option described above as compared with the maturity of the Term Loan. The Company has begun, and intends to further explore various alternatives available to extend or restructure the cancellation option.
As a result, the net change in fair value of the first Term Loan swap resulted in a loss of $1,658,969 and a gain of $(589,995) for the years ended December 31, 2023 and 2022, respectively, which were recorded as unrealized loss (gain) on interest rate swap valuation and resulted in an increase and a (decrease), respectively, to interest expense in the Company's accompanying consolidated statements of operations. The unrealized loss in 2023 reflects an overall decrease in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date). Interest expense was also (reduced) increased by the $(1,015,151) and $65,397 amortization of the unrealized gain on this swap for the years ended December 31, 2023 and 2022, respectively, as further described below.
Due to the above $150,000,000 Term Loan derivative instrument's failure to qualify as a cash flow hedge for the quarterly periods ended December 31, 2023, the unrealized gain on interest rate swap derivative of $4,105,103 as of December 31, 2022 (recorded in the Company's financial statements as follows: (i) $3,502,616 of accumulated other comprehensive income and (ii) $602,487 of noncontrolling interest in operating partnership), is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the swap agreement. There is no income tax expense resulting from this amortization.
As of December 31, 2023, the Company's unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company's consolidated balance sheet amounted to $3,089,952. The Company estimates that $1,017,932 of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company's accompanying consolidated statements of operations over the next 12 months.
The second interest rate swap derivative on the additional $100,000,000 Term Loan commitment was not designated as a cash flow hedge for financial accounting purposes. The (increase) decrease in the fair value of $(25,518) and $498,865 for the years ended December 31, 2023 and 2022, respectively, were recorded as unrealized (gain) loss on interest rate swap valuation and reflected as a (reduction) increase to interest expense in the Company's accompanying consolidated statements of operations.

NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of December 31, 2023, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C Common Stock have not been met as of December 31, 2023.
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

On March 18, 2022, June 15, 2022, September 15, 2022 and November 7, 2022, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for each of the quarters of 2022, or an aggregate of $3,687,500 for the year ended December 31, 2022, which were paid on April 15, 2022, July 15, 2022, October 17, 2022 and January 17, 2023, respectively. On March 9, 2023, June 15, 2023, August 7, 2023 and November 6, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for each of the quarters of 2023, or an aggregate of $3,687,500 for the year ended December 31, 2023, which were paid on April 17, 2023, July 17, 2023, October 16, 2023 and January 16, 2024, respectively (see Note 14).
Common Stock Offerings
On February 10, 2022, the Company and the Operating Partnership entered into an underwriting agreement (the “Class C Common Stock Underwriting Agreement”) with B. Riley Securities, Inc., as the underwriter listed on Schedule I thereto, pursuant to which the Company agreed to issue and sell 40,000 shares of the Company’s Class C Common Stock in an underwritten listed offering (the “Listed Offering”) at a price per share of $25. On February 15, 2022, the Company completed the Listed Offering of its Class C Common Stock, and in connection with the Listed Offering, the Company sold to the Company’s former Chairman of the board of directors all 40,000 shares of its Class C Common Stock offered in the Listed Offering at $25.00 per share for aggregate net proceeds of $114,500, after deducting the underwriting discount of $70,000, and other offering costs of $815,500. The primary purpose of the Listed Offering was to provide liquidity to the Company’s existing stockholders. The shares of Class C Common Stock began trading on the NYSE on February 11, 2022.
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and the Company filed a prospectus supplement for the Company's at-the-market offering of up to $50,000,000 of its Class C Common Stock (the “ATM Offering”) on June 6, 2022 (the “ATM Prospectus”). On November 13, 2023, the Company filed Supplement No. 1 to the ATM Prospectus to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name. From November 15, 2023 to December 31, 2023, the Company sold and issued 85,072 shares of Class C Common Stock for $1,280,751 net of sales commissions of $26,138, resulting in net proceeds of $832,082 after legal, accounting, investor relations and other offering costs of $448,669 in connection with the ATM Offering. See Note 14 for information on additional ATM Offering proceeds received subsequent to December 31, 2023.
Common Stock Distributions
Aggregate distributions declared per share of Class C Common Stock were $1.15 and $1.25 for the years ended December 31, 2023 and 2022, respectively, which reflect an annualized distribution rate of $1.15 per share for both periods, along with a special 13th distribution for the year ended December 31, 2021, which was declared and paid in January 2022.
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board services for the years ended December 31, 2023 and 2022, are as follows:

	December 31,
Board of Directors Compensation	2023	2022
Payments for services rendered	$250,000	$270,000
Value of shares of Class C Common Stock issued for services rendered	305,000	330,000
Total	$555,000	$600,000

Number of shares issued for services rendered	22,153	21,791
Transactions with Other Related Parties
On January 31, 2022, the Company acquired an industrial property and related equipment leased to Kalera Inc. (“Kalera”) in Saint Paul, Minnesota, for $8,079,000. Kalera was introduced to the Company by Curtis B. McWilliams, one of the Company's independent directors. Since Mr. McWilliams was serving as an executive of Kalera at the time of the transaction, all of the disinterested members of the Company's board of directors approved this transaction in January 2022.

On April 4, 2023, Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code. In April 2023, Mr. McWilliams was appointed as Kalera’s independent director as Kalera continues to operate its business while in bankruptcy. Mr. McWilliams has recused himself from any matters relating to the Company’s property in Saint Paul, Minnesota which was previously leased to Kalera (see Note 11 for additional information on the Saint Paul, Minnesota property).
Related Party Transactions with Unconsolidated Investment in a Real Estate Property

	Years Ended December 31,
	2023	2022
TIC Interest management fee	$263,971	$263,971
Company's share in the management fee	$191,933	$191,933
NOTE 11. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company's property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of December 31, 2023, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company's consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of December 31, 2023 and 2022, the Company had obligations to pay $2,439,098 and $1,789,027, respectively, for on-site and tenant improvements to be incurred by tenants.
Legal Matters
From time-to-time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. Except for the Kalera bankruptcy proceeding and the WPC foreclosure action described below, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
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
On October 31, 2023, Kalera filed a motion with the bankruptcy court to reject the Company’s lease and abandon all of its property located at the premises effective as of October 31, 2023, subject to approval of the motion by the bankruptcy court. On November 21, 2023, the Company filed (i) a limited objection to retroactive rejection of its lease and (ii) a motion to compel Kalera to pay post-petition rent and related charges with the bankruptcy court. While the Company negotiated a settlement of these claims with Kalera’s counsel in December 2023, the Company is waiting for other parties to approve the settlement documentation. The settlement will need to be approved by the bankruptcy court. Kalera’s October 31, 2023 motion to reject the Company’s lease also remains subject to bankruptcy court approval.

Kalera Mechanic's Liens
During 2023, the Company received mechanic's lien statements from the general contractor, eight subcontractors and one additional contractor who performed work on behalf of Kalera to complete various interior improvements at the Company's property located in Saint Paul, Minnesota. The mechanic's lien statements referred to construction materials that were delivered and related work that was performed to make this facility operational and amounted to $3,548,003 in the aggregate, which has been settled at 79% of face value as described below.
On May 22, 2023, WPC IV, LLC d/b/a WPC (“WPC”), the general contractor hired by Kalera, as discussed above, filed a complaint in state district court to enforce a mechanic's lien and foreclose on the Company’s property. WPC’s complaint was also filed against all of the other contractors who had filed mechanic’s lien statements. The other defendants filed counterclaims and crossclaims. On December 11, 2023, the Company, WPC and the eight subcontractors agreed to a settlement of this litigation in exchange for a payment of $2,425,000. The Company also settled a claim with another contractor that was not a subcontractor to WPC for $372,500 on August 7, 2023. The accompanying consolidated balance sheet as of December 31, 2023 includes the total amount of $2,797,500 paid to settle the mechanic's liens, which was recorded as construction in progress for the improvements at the Company's Saint Paul, Minnesota property. On February 6, 2024, the state district court entered an order to dismiss the WPC litigation with prejudice.
NOTE 12. OPERATING PARTNERSHIP UNITS
Class M OP Units
On September 19, 2019, the Company, the Operating Partnership, BrixInvest, LLC, a Delaware limited liability company and the Company's former sponsor and external advisor (“BrixInvest”) and Daisho OP Holdings, LLC, a formerly wholly owned subsidiary of BrixInvest (“Daisho”) which was spun off from BrixInvest on December 31, 2019, entered into a contribution agreement pursuant to which the Company agreed to acquire substantially all of the net assets of BrixInvest in exchange for 657,949.5 units of Class M limited partnership interest in the Operating Partnership (“Class M OP Units”) and assumed certain liabilities (the “Self-Management Transaction”). As a result of the Self-Management Transaction, the Company became self-managed and eliminated all fees for acquisitions, dispositions and management of its properties, which were previously paid to its former external advisor. The consideration transferred as of December 31, 2019 was determined to have a fair value of $50,603,000 based on a probability weighted analysis of achieving the requisite assets under management (“AUM”) and adjusted funds from operations (“AFFO”) hurdles.
The Class M OP Units were issued to Daisho on December 31, 2019 in connection with the Self-Management Transaction and are non-voting, non-dividend accruing, and were not able to be converted or exchanged prior to the one-year anniversary of the Self-Management Transaction. Investors holding units in BrixInvest received Daisho units in a ratio of 1:1 for an aggregate of 657,949.5 Daisho units. During 2020, Daisho distributed the Class M OP Units to its members. The Class M OP Units were convertible into units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a conversion ratio of 1.6667 Class C OP Units for each Class M OP Unit, subject to a reduction in the conversion ratio (which reduction varied depending upon the amount of time held) if the exchange occurred prior to December 31, 2023, the four-year anniversary of the completion of the Self-Management Transaction.
The Class M OP Units were eligible for an increase in the conversion ratio (conversion ratio enhancement) if the Company achieved both of the targets for AUM and AFFO per share in a given year. However, the AUM and AFFO per share hurdles for the Class M OP Units were not met for fiscal years ended 2023, 2022 or 2021.
As of December 31, 2023, no Class M OP Units had been converted to Class C OP Units. Since the performance hurdles discussed above had not been met for fiscal years 2023, 2022 or 2021, on January 23, 2024, the Company’s board of directors approved an amendment to the Partnership Agreement to provide that all Class M OP Units would be automatically converted to Class C OP Units on January 30, 2024. The automatic conversion into Class C OP Units did not require any action by Class M OP Unit holders. See Note 14 for further details of the conversion.
Based on the conversion ratio of 1.6667 Class C OP Units for each one Class M OP Unit and based on the NYSE closing share price of $14.90 as of December 29, 2023, each Class M OP Unit was valued at $24.83 as of December 31, 2023.

Class P OP Units
The Company issued the units of Class P limited partnership interest in the Operating Partnership (“Class P OP Units”) described below in connection with the Self-Management Transaction. The Class P OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and are not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, as amended (the “Operating Partnership Agreement”)), or (3) the date of the recipient's involuntary termination (as defined in the relevant award agreement for the Class P OP Units) (collectively, the “Lockup Period”). Following the expiration of the Lockup Period, the Class P OP Units are convertible into Class C OP Units at a conversion ratio of 1.6667 Class C OP Units for each Class P OP Unit; provided, however, that the foregoing conversion ratio was subject to increase on generally the same terms and conditions as the Class M OP Units, and the AUM and AFFO per share hurdles for the Class P OP Units were not met for fiscal years ended 2023, 2022 or 2021.
On December 31, 2019, the Company issued a total of 56,029 Class P OP Units to Aaron S. Halfacre, the Company’s Chief Executive Officer and President, and Raymond J. Pacini, the Company's Chief Financial Officer, including 26,318 Class P OP Units issued in exchange for Messrs. Halfacre's and Pacini's agreements to forfeit a similar number of restricted units in BrixInvest in connection with the Self-Management Transaction. The remaining 29,711 Class P OP Units were issued to both executives as signing bonuses and as a portion of their incentive compensation for 2020 in connection with their entry into restrictive covenant agreements. The 29,711 Class P OP Units were valued based on the estimated NAV per share of $30.48 (unaudited) as of December 31, 2019, and the expected minimum conversion ratio of 1.6667 Class C OP Units for each Class P OP Unit, which resulted in a valuation of $1,509,319. This amount is amortized on a straight-line basis over 51 months through March 31, 2024, the vesting date of the units, as a periodic charge to stock compensation expense.
During the years ended December 31, 2023 and 2022, the Company amortized and charged $355,134 to stock compensation expense for both years ended for Class P OP Units. The unamortized value of these units was $88,783 as of December 31, 2023.
Under the Operating Partnership Agreement, once the Class M OP Units or Class P OP Units are converted into Class C OP Units, they will be exchangeable for the Company’s shares of Class C Common Stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. Class P OP Units will automatically convert to Class C OP Units on March 31, 2024. The Company recorded the ownership interests of the Class M OP Units and Class P OP Units as noncontrolling interests in the Operating Partnership, representing a combined total of approximately 13% of the equity in the Operating Partnership on December 31, 2019. As of December 31, 2023, these interests represent a combined total of approximately 10.5% of the equity in the Operating Partnership.
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
Stock compensation expense related to the Class R OP Units is based on the estimated fair value of $19.58 per share on the grant date, including a discount for the illiquid nature of the underlying equity, and is being recognized over the vesting period. Of the 360,000 Class R OP Units granted, due to the departure of employees, 43,657 Class R OP Units were forfeited through December 31, 2022. There were no forfeitures during the year ended December 31, 2023. During the year ended December 31, 2023, the Company recorded $1,955,544 of stock compensation expense ($488,887 per quarter) related to 316,343 Class R OP Units outstanding.

All of the Class R OP Units outstanding have now vested and will be automatically converted into Class C OP Units on March 31, 2024. The initial conversion ratio of 1:1 ratio increased to 1:2.5 Class C OP Units based upon the Company's generation of funds from operations (“FFO”) in excess of $1.05, per weighted average fully-diluted share outstanding for the year ended December 31, 2023, excluding the dilutive impact of the units and related stock compensation expense of the units to be issued for achieving the performance target. As of September 30, 2023, the Company concluded that achieving the 2023 FFO performance target to trigger the increased conversion ratio for the Class R OP Units was deemed probable. The Company, therefore, recorded a one-time non-cash catch-up adjustment of $7,822,197 during the three months ended September 30, 2023, to reflect the cumulative stock compensation expense for the 474,515 performance-based Class C OP Units to be issued upon conversion of the Class R OP Units based on the grant date fair value of $19.58 per share from the initial grant date in January 2021 through September 30, 2023. Stock compensation expense of $733,332 was recorded for these additional units for the three months ended December 31, 2023, and will be recorded through the end of the vesting period on March 31, 2024.
During the years ended December 31, 2023 and 2022, the Company amortized and charged to stock compensation expense $10,511,073 and $1,715,888, respectively, for the Class R OP Units for both time vesting and performance vesting units. The unamortized value of the remaining 790,858 units was $1,222,218 as of December 31, 2023.
Total stock compensation expenses for the years ended December 31, 2023 and 2022, were as follows:

	Years Ended December 31,
	2023	2022
Class P OP Units	$355,134	$355,134
Class R OP Units - time vesting units	1,955,544	1,715,888
Class R OP Units - performance vesting units	8,555,529	—
Class C Common Stock issued to the board of directors for services (see Note 10)	305,000	330,000
Total	$11,171,207	$2,401,022
Class C OP Units
On January 18, 2022, the Company completed the acquisition of a KIA auto dealership property in an “UPREIT” unit transaction pursuant to a contribution agreement whereby the seller received 1,312,382 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $25.00 per unit, representing approximately 47% of the property’s value. Following expiration of the lock-up period on August 11, 2022, the holder of the Class C OP Units may require the redemption of all or a portion of these units and the Company has the option to redeem the units for cash or shares of Class C Common Stock.
On April 13, 2023, the Company acquired an industrial manufacturing property located in Reading, Pennsylvania leased to Summit Steel whereby the seller received 287,516 Class C OP Units based on the terms of the Operating Partnership Agreement and an agreed upon value of $18.00 per unit, representing approximately 46% of the property’s value. Under the terms of the contribution agreement, these Class C OP Units are, exchangeable for shares of the Company's Class C Common Stock or, at the Company’s option, for cash. Summit Steel cannot require the Company to redeem any or all of the Class C OP Units until one year after the closing date of the agreement. The Company refers to this acquisition and the acquisition of the KIA auto dealership property discussed above collectively as the “UPREIT Unit Transactions.”
The above Class C OP Units received the following distributions and allocations of net (loss) income during the years ended December 31, 2023 and 2022, as follows:

	Years Ended December 31,
	2023	2022
Class C OP Units distributions	$1,729,608	$1,383,433
Class C OP Units net loss allocation	$2,082,419	$1,222,783

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
NOTE 13. LOSS PER SHARE
The following table presents the computation of the Company's basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Numerator - Basic:
Net loss	$(8,696,261)	$(4,511,318)
Net loss attributable to noncontrolling interest in Operating Partnership	2,082,419	1,222,783
Preferred stock dividends	(3,687,500)	(3,687,500)
Net loss attributable to common stockholders	$(10,301,342)	$(6,976,035)

Numerator - Diluted:
Net loss	$(8,696,261)	$(4,511,318)
Preferred stock dividends	(3,687,500)	(3,687,500)
Net loss attributable to common stockholders	$(12,383,761)	$(8,198,818)

Denominator:
Weighted average shares outstanding - basic and diluted	7,558,833	7,487,204

Loss per share attributable to common stockholders:
Basic and diluted	$(1.36)	$(0.93)
During the years ended December 31, 2023 and 2022, the weighted average dilutive effect of 3,508,842 and 2,738,646, respectively, shares related to units of limited partnership interest in the Operating Partnership as discussed in Note 12 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the periods then ended.
NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the consolidated financial statements are issued. Significant subsequent events are described below:
ATM Offering
From January 1, 2024 through January 29, 2024, the Company sold and issued 76,991 shares of Class C Common Stock for $1,137,028, net of sales commissions of $23,205, in connection with the ATM Offering.
Preferred Dividends
On January 16, 2024, the Company paid its Series A Preferred Stock dividends payable of $921,875 for the fourth quarter of 2023, which were declared by the Company’s board of directors on November 16, 2023.
On March 1, 2024, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2024, which are scheduled to be paid on April 15, 2024.

Common Stock and Class C OP Unit Distributions
On October 10, 2023, the Company's board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of December 29, 2023, which were paid on January 25, 2024. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On November 6, 2023, the Company's board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of January 31, 2024, which were paid on February 28, 2024. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On November 6, 2023, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of February 29, 2024 and March 31, 2024, which will paid on or about March 25, 2024 and April 25, 2024, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On March 1, 2024, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of April 30, 2024, May 31, 2024 and June 28, 2024, which will paid on or about May 28, 2024, June 25, 2024 and July 25, 2024, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
Redemption of GIPR Preferred Stock
On December 29, 2023, GIPR notified the Company of its intent to exercise its right to redeem all 2,400,000 shares of the GIPR Preferred Stock for 2,794,597 GIPR common shares on January 31, 2024. On December 29, 2023, the Company’s board of directors declared a distribution of 0.28 shares of GIPR common stock for each share or unit of the Company’s common stock or Class C OP Units held as of the record date of January 17, 2024. GIPR redeemed all 2,400,000 shares of the GIPR Preferred Stock on January 31, 2024 based on the (i) product of the VWAP per share of GIPR common stock for the 60 days of trading prior to GIPR's redemption notice which was $3.9036 per share and (ii) 110% resulting in $4.2940 per share. The liquidation value of $12,000,000 divided by the price per share resulted in 2,794,597 GIPR common shares issued to the Company on January 31, 2024. The Company then made an immediate distribution of GIPR common stock to the Company’s stockholders and holders of Class C OP Units as of the January 17, 2024 record date based on the distribution ratio of 0.28 GIPR shares for each share of the Company’s common stock or unit of Class C OP Units resulting in 2,623,153 shares distributed. The Company retained 171,444 shares of GIPR common stock which it may elect to sell at any time.
Real Estate Dispositions
On January 10, 2024, the Company completed the sale of an industrial property located in Sacramento, California leased to Levins for a sales price of $7,075,000, which generated net proceeds of $7,033,680 after payment of commissions and closing costs. The buyer is not affiliated with the Company or its affiliates.
On January 11, 2024, the Company entered into a purchase and sale agreement with a national homebuilder for the sale of its office property located in Issaquah, Washington leased to Costco for a sales price of $28,650,000, which is contingent upon the buyer’s satisfaction of various due diligence matters in its sole discretion by April 1, 2024. The sale would not close until 15 days following the earlier of (a) buyer obtaining all necessary development approvals, or (b) tenant vacating the property, but not prior to February 1, 2025, and not later than August 15, 2025. The buyer is not affiliated with the Company or its affiliates.
On February 28, 2024, the Company completed the sale of an office property located in Nashville, Tennessee leased to Cummins for a sales price of $7,950,000, which generated net proceeds of $7,748,946 after payment of commissions and closing costs. The buyer is not affiliated with the Company or its affiliates.
Class M OP Units Conversion to Class C OP Units
On January 23, 2024, the Company’s board of directors approved an amendment to the Partnership Agreement to provide that all outstanding Class M OP Units would be automatically converted to Class C OP Units on January 30, 2024 since the performance hurdles discussed in Note 12 had not been met for fiscal years ended 2023, 2022 or 2021. The automatic conversion into Class C OP Units did not require any action by Class M OP Unit holders.
Concurrent with the conversion of 1,096,582 Class M OP Units to Class C OP Units during January 2024, 702,311 of the Class C OP Units were exchanged for Class C Common Stock.

MODIV INDUSTRIAL, INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2023

					Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances (1)	Land	Buildings & Improvements (1)	Total		Land	Buildings & Improvements (2)	Total	Accumulated Depreciation and Amortization	Net
Northrop Grumman	Melbourne, FL	1986	03-07-2017	$—	$1,191,024	$12,533,166	$13,724,190	$1,353,631	$1,191,024	$13,886,797	$15,077,821	$(4,479,388)	$10,598,433
Northrop Grumman Parcel	Melbourne, FL	—	06-21-2018	—	329,410	—	329,410	—	329,410	—	329,410	—	329,410
Husqvarna	Charlotte, NC	2010	11-30-2017	—	974,663	11,879,485	12,854,148	—	974,663	11,879,485	12,854,148	(2,184,933)	10,669,215
AvAir	Chandler, AZ	2015	12-28-2017	—	3,493,673	23,864,226	27,357,899	—	3,493,673	23,864,226	27,357,899	(4,193,352)	23,164,547
3M	DeKalb, IL	2007	03-29-2018	—	758,780	16,360,400	17,119,180	680,696	758,780	17,041,096	17,799,876	(6,108,421)	11,691,455
Taylor Fresh Foods	Yuma, AZ	2001	10-24-2019	12,350,000	4,312,016	32,776,370	37,088,386	—	4,312,016	32,776,370	37,088,386	(5,562,042)	31,526,344
Labcorp	San Carlos, CA	1974	12-31-2019	—	4,774,497	5,305,902	10,080,399	—	4,774,497	5,305,902	10,080,399	(817,283)	9,263,116
WSP USA	San Diego, CA	1985	12-31-2019	—	3,461,256	6,662,918	10,124,174	284,979	3,461,256	6,947,897	10,409,153	(1,402,020)	9,007,133
ITW Rippey	El Dorado Hills, CA	1998	12-31-2019	—	787,945	6,587,585	7,375,530	402,952	787,945	6,990,537	7,778,482	(1,073,813)	6,704,669
L3Harris	Carlsbad, CA	1984	12-31-2019	—	3,552,878	8,533,014	12,085,892	283,869	3,552,878	8,816,883	12,369,761	(1,620,257)	10,749,504
Arrow Tru-Line	Archbold, OH	1976	12-03-2021	—	778,771	10,739,313	11,518,084	—	778,771	10,739,313	11,518,084	(846,240)	10,671,844
Kalera	Saint Paul, MN	1980	01-31-2022	—	562,356	7,556,653	8,119,009	2,797,500	562,356	10,354,153	10,916,509	(665,708)	10,250,801
Lindsay	Colorado Springs 1, CO	Varies	04-19-2022	—	1,195,178	1,116,756	2,311,934	—	1,195,178	1,116,756	2,311,934	(99,634)	2,212,300
Lindsay	Colorado Springs 2, CO	Varies	04-19-2022	—	2,239,465	1,074,941	3,314,406	—	2,239,465	1,074,941	3,314,406	(59,292)	3,255,114
Lindsay	Dacono, CO	Varies	04-19-2022	—	2,263,982	1,825,421	4,089,403	2,800,000	2,263,982	4,625,421	6,889,403	(161,918)	6,727,485
Lindsay	Alachua, FL	2009	04-19-2022	—	966,192	7,551,931	8,518,123	—	966,192	7,551,931	8,518,123	(619,460)	7,898,663
Lindsay	Franklinton, NC	2007	04-19-2022	—	2,843,811	4,337,302	7,181,113	447,645	2,843,811	4,784,947	7,628,758	(273,110)	7,355,648
Lindsay	Canal Fulton 1, OH	1998	04-19-2022	—	726,877	10,618,656	11,345,533	—	726,877	10,618,656	11,345,533	(587,402)	10,758,131
Lindsay	Canal Fulton 2, OH	2004	04-19-2022	—	667,089	9,523,853	10,190,942	—	667,089	9,523,853	10,190,942	(538,196)	9,652,746
Lindsay	Rock Hill, SC	1999	04-19-2022	—	2,816,322	3,739,661	6,555,983	—	2,816,322	3,739,661	6,555,983	(287,417)	6,268,566
Lindsay	Gap, PA	1992/2008	04-13-2023	—	2,125,604	14,454,440	16,580,044	—	2,125,604	14,454,440	16,580,044	(528,405)	16,051,639
Producto	Endicott, NY	2000	07-15-2022	—	239,447	2,122,863	2,362,310	—	239,447	2,122,863	2,362,310	(113,970)	2,248,340
Producto	Jamestown, NY	1961/1971	07-15-2022	—	766,651	2,307,035	3,073,686	—	766,651	2,307,035	3,073,686	(139,525)	2,934,161
Valtir	Centerville, UT	1970/2013	07-26-2022	—	2,467,565	2,217,790	4,685,355	—	2,467,565	2,217,790	4,685,355	(170,787)	4,514,568
Valtir	Orangeburg, SC	1998	07-26-2022	—	1,678,818	2,564,490	4,243,308	—	1,678,818	2,564,490	4,243,308	(203,205)	4,040,103

		Original Year of Construction			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation and Amortization
Description	Location		Date Acquired	Encumbrances (1)	Land	Buildings & Improvements (1)	Total		Land	Buildings & Improvements (2)	Total		Net
Valtir	Fort Worth, TX	1968	07-26-2022	$—	$1,785,240	$1,493,281	$3,278,521	$—	$1,785,240	$1,493,281	$3,278,521	$(90,533)	$3,187,988
Valtir	Lima, OH	1928/2002	08-04-2022	—	747,746	9,174,197	9,921,943	—	747,746	9,174,197	9,921,943	(508,402)	9,413,541
Plastic Products	Princeton, MN	1960/2020	01-26-2023	—	421,998	6,250,193	6,672,191	—	421,998	6,250,193	6,672,191	(558,989)	6,113,202
Stealth Manufacturing	Savage, MN	1982	03-31-2023	—	770,752	4,755,558	5,526,310	—	770,752	4,755,558	5,526,310	(134,296)	5,392,014
Summit Steel	Reading, PA	2005	04-13-2023	—	1,517,782	9,879,309	11,397,091	—	1,517,782	9,879,309	11,397,091	(282,494)	11,114,597
PBC Linear	Roscoe, IL	1961/2018	04-20-2023	—	699,198	19,324,780	20,023,978	—	699,198	19,324,780	20,023,978	(521,733)	19,502,245
Cameron Tool	Lansing, MI	Varies	05-03-2023	—	246,355	5,530,235	5,776,590	—	246,355	5,530,235	5,776,590	(142,609)	5,633,981
S.J. Electro Systems	Detroit Lakes, MN	1998/2009	05-05-2023	—	1,736,976	4,577,081	6,314,057	—	1,736,976	4,577,081	6,314,057	(115,132)	6,198,925
S.J. Electro Systems	Plymouth, MN	1989	05-05-2023	—	251,234	7,303,977	7,555,211	—	251,234	7,303,977	7,555,211	(132,804)	7,422,407
S.J. Electro Systems	Ashland, OH	2018	05-05-2023	—	627,903	1,597,732	2,225,635	—	627,903	1,597,732	2,225,635	(57,542)	2,168,093
Titan	Alleyton, TX	1976/2012	05-11-2023	—	2,056,161	15,090,342	17,146,503	—	2,056,161	15,090,342	17,146,503	(557,295)	16,589,208
Vistech	Piqua, OH	1974	07-03-2023	—	922,309	12,628,623	13,550,932	—	922,309	12,628,623	13,550,932	(240,312)	13,310,620
SixAxis	Andrews, SC	2002	07-11-2023	—	1,228,873	14,241,223	15,470,096	—	1,228,873	14,241,223	15,470,096	(339,735)	15,130,361
KIA/Trophy of Carson	Carson, CA	2016	01-18-2022	—	32,741,781	36,663,269	69,405,050	—	32,741,781	36,663,269	69,405,050	(2,079,481)	67,325,569
Costco	Issaquah, WA	1987	12-20-2018	18,850,000	8,202,915	21,825,853	30,028,768	322,310	8,202,915	22,148,163	30,351,078	(6,627,220)	23,723,858
Solar Turbines	San Diego, CA	1985	12-31-2019	—	2,483,960	4,933,307	7,417,267	89,279	2,483,960	5,022,586	7,506,546	(925,842)	6,580,704
OES	Rancho Cordova, CA	2009	12-31-2019	—	2,443,240	28,728,425	31,171,665	88,822	2,443,240	28,817,247	31,260,487	(4,851,415)	26,409,072
				$31,200,000	$104,858,693	$410,251,556	$515,110,249	$9,551,683	$104,858,693	$419,803,239	$524,661,932	$(50,901,612)	$473,760,320
(1)    Except for properties leased to Kalera, Plastic Products, OES and properties with mortgages, all other properties served as collateral for borrowings under our Credit Facility as of December 31, 2023.
(2)    Building and improvements include tenant origination and absorption costs.
Notes:
•The aggregate cost of real estate for U.S. federal income tax purposes was approximately $320,049,000 (unaudited) as of December 31, 2023.
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

The following table summarizes the Company’s real estate assets and accumulated depreciation and amortization as of December 31, 2023 and 2022:
MODIV INDUSTRIAL, INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2023 and 2022

	December 31,
	2023	2022
Real estate investments:
Balance at beginning of year	$457,453,085	$333,755,902
Acquisitions	128,238,639	158,596,618
Improvements to real estate	4,749,686	3,831,093
Dispositions	(51,735,060)	(29,936,408)
Held for sale	(9,656,794)	(6,712,424)
(Impairment) reversal of impairment of real estate investment	(4,387,624)	(2,081,696)
Balance at end of year	$524,661,932	$457,453,085

Accumulated depreciation and amortization:
Balance at beginning of year	$(46,752,322)	$(37,611,133)
Depreciation and amortization	(15,551,173)	(14,929,574)
Dispositions	8,047,053	4,331,686
Held for sale	3,354,830	1,456,699
Balance at end of year	$(50,901,612)	$(46,752,322)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada, on March 7, 2024.

MODIV INDUSTRIAL, INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AARON S. HALFACRE	Chief Executive Officer, President and Director	March 7, 2024
Aaron S. Halfacre	(principal executive officer)

/s/ ADAM S. MARKMAN	Chairman of the Board and Independent Director	March 7, 2024
Adam S. Markman

/s/ RAYMOND J. PACINI	Executive Vice President, Chief Financial Officer,	March 7, 2024
Raymond J. Pacini	Secretary and Treasurer
(principal financial officer)

/s/ SANDRA G. SCIUTTO	Senior Vice President and Chief Accounting Officer	March 7, 2024
Sandra G. Sciutto	(principal accounting officer)

/s/ CURTIS B. MCWILLIAMS	Independent Director	March 7, 2024
Curtis B. McWilliams

/s/ THOMAS H. NOLAN, JR.	Independent Director	March 7, 2024
Thomas H. Nolan, Jr.

/s/ KIMBERLY SMITH	Independent Director	March 7, 2024
Kimberly Smith

/s/ CONNIE TIRONDOLA	Independent Director	March 7, 2024
Connie Tirondola