Form 10-K/A
period 2023-12-31
Modiv Industrial, Inc.
filed 2024-04-25
CIK 1645873

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

As of March 31, 2024, there were 9,389,295 outstanding shares of the Registrant’s Class C common stock.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), originally filed with the Securities and Exchange Commission on March 7, 2024 (the “Original Filing”) by Modiv Industrial, Inc. (the “Company,” “we,” “our,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2023. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

Table of  Contents
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

We operate under the direction of our Board of Directors (the “Board of Directors” or the “Board”). The Board of Directors oversees our operations. We currently have six directors, one of whom is our Chief Executive Officer, Aaron S. Halfacre, and five of whom are independent. For biographical information regarding our directors, see “—Executive Officers and Directors” below.

During 2023, the Board of Directors held eight meetings . There are three standing committees of the Board of Directors, each of which is composed entirely of independent directors: the audit committee, the compensation committee, and the nominating and corporate governance committee. Information regarding each of these committees is set forth below. During 2023, each of our directors attended at least 75% of the aggregate meetings of the Board and the committees of the Board on which he or she served. Generally, our directors are also encouraged to attend our annual meeting of stockholders each year. Four of our then-current directors attended our 2023 annual meeting of stockholders held on July 25, 2023.

Board Leadership Structure

The composition of the Board of Directors ensures strong oversight by independent directors. Adam S. Markman, an independent director, serves as our Chairman of the Board and, as noted above, our audit committee, compensation committee, and the nominating and corporate governance committee are composed entirely of independent directors. Our Company’s management has been led by Mr. Halfacre, our Chief Executive Officer, since January 1, 2019. As Chairman of the Board, Mr. Markman is responsible for leading Board meetings and generally setting the agendas for Board meetings in consultation with Mr. Halfacre and subject to the requests of other directors. Mr. Halfacre is responsible for providing information to the other directors in advance of meetings and between meetings. The direct involvement of Mr. Halfacre in the Company’s operations makes him best positioned to lead strategic planning sessions and determine the time allocated to each agenda item in discussions of our short- and long-term objectives.  Consistent with our Corporate Governance Guidelines, the Board of Directors currently does not have a lead independent director because the Chairman of the Board is an independent director.

The Role of the Board of Directors in our Risk Oversight Process

Our executive officers are responsible for the day-to-day management of risks faced by the Company, while the Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

Table of  Contents
The audit committee oversees risk management in the areas of financial reporting, internal controls, cybersecurity and compliance with legal and regulatory requirements. The compensation committee discharges the Board of Directors’ responsibilities relating to the compensation of the executive officers. The nominating and corporate governance committee is responsible for overseeing the organization, function and composition of our Board of Directors and its committees, the self-evaluation of the Board as a whole and of the individual directors, and the Board’s evaluation of management. The nominating and corporate governance committee periodically reviews the Company’s corporate governance policies and procedures and, if appropriate, recommends changes to the Board of Directors.

Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks as well as through regular reports directly from the executive officers responsible for oversight of particular risks within our Company.

The Audit Committee

Our audit committee’s function is to assist the Board of Directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) cybersecurity risk, (iv) our compliance with legal and regulatory requirements, (v) the selection, appointment and compensation of our independent registered public accounting firm and (vi) our independent registered public accounting firm’s qualifications, performance and independence. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee charter is available in the Investors – Governance – Governance Documents section of our website at www.modiv.com. The information contained on this website is not part of, or incorporated by reference in, this Amendment.

The members of the audit committee are Mr. Markman, Mr. McWilliams and Ms. Tirondola, with Mr. Markman serving as the chairman of the audit committee. All of the members of the audit committee are “independent” as defined by the NYSE and applicable rules of the SEC. All members of the audit committee are financially literate, and the Board of Directors has determined that Mr. Markman satisfies the SEC’s requirements for an “audit committee financial expert.”

During 2023, the audit committee held nine meetings.

The Compensation Committee

The compensation committee discharges the Board of Directors’ responsibilities relating to the compensation of our executive officers. The compensation committee is responsible for recommending, establishing, overseeing and directing the Company’s executive officer and director compensation philosophy, policies and programs, approving the compensation to be paid by the Company to the Company’s executive officers and making recommendations to the Board of Directors regarding the compensation of the non-employee members of the Company’s Board of Directors. The compensation committee fulfills these responsibilities primarily by carrying out the activities enumerated in the compensation committee charter. The compensation committee may form and delegate authority to subcommittees as appropriate, and the compensation committee reviews the recommendations of the Chief Executive Officer with regard to the compensation of the executive officers other than the Chief Executive Officer. The compensation committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities set forth in the compensation committee charter. The compensation committee charter is available in the Investors – Governance – Governance Documents section of our website at www.modiv.com. The information contained on this website is not part of, or incorporated by reference in, this Amendment.

The members of the compensation committee are Mr. McWilliams, Mr. Nolan and Ms. Smith, with Mr. Nolan serving as chair of the compensation committee. All of the members of the compensation committee are “Independent Directors” as defined by the NYSE and applicable rules of the SEC.

During 2023, the compensation committee held two meetings.

Table of  Contents
The Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for, among other things, (i) providing counsel to our Board of Directors with respect to the organization, function and composition of our Board of Directors and its committees, (ii) overseeing the self-evaluation of our Board of Directors and the Board’s evaluation of management, (iii) periodically reviewing and, if appropriate, recommending to our Board of Directors changes to the Company’s corporate governance policies and procedures, and (iv) identifying and recommending to our Board of Directors potential director candidates for nomination. The nominating and corporate governance committee fulfills these responsibilities primarily by carrying out the activities enumerated in the nominating and corporate governance committee charter. The nominating and corporate governance committee charter is available in the Investors – Governance – Governance Documents section of our website at www.modiv.com. The information contained on this website is not part of, or incorporated by reference in, this Amendment.

The members of the nominating and corporate governance committee are Mr. McWilliams, Mr. Nolan and Ms. Smith, with Mr. McWilliams serving as chair of the nominating and corporate governance committee.

During 2023, the nominating and corporate governance committee held three meetings.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our current directors and executive officers.
Name	Age	Positions
Aaron S. Halfacre	51	Chief Executive Officer, President and Director
Adam S. Markman	59	Chairman of the Board and Independent Director
Raymond J. Pacini	68	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
John C. Raney	43	Chief Operating Officer and General Counsel
Curtis B. McWilliams	68	Independent Director
Thomas H. Nolan, Jr.	66	Independent Director
Kimberly Smith	61	Independent Director
Connie Tirondola	67	Independent Director

There are no family relationships among any of our directors or executive officers.

Mr. Aaron S. Halfacre. Mr. Halfacre has served as our Chief Executive Officer and President and a member of our Board of Directors since January 2019 and has over 25 years of experience in the real estate industry. He also served as a Director of BRIX REIT, Inc. from January 2019 to April 2022. Mr. Halfacre previously served as Chief Executive Officer and a Director of Rich Uncles Real Estate Investment Trust I (“REIT I”) and Chief Executive Officer and a Manager of Brixinvest, LLC (“Brixinvest”), our former sponsor and former external advisor from January 1, 2019, through December 31, 2019. Mr. Halfacre has been involved in a myriad of REIT mergers and acquisitions transactions over the course of his career, totaling more than $17 billion in transaction value. From January 2018 to July 2018, Mr. Halfacre served as President of Realty Mogul, Co., a real estate crowdfunding platform, and its affiliates. From April 2016 to July 2021, Mr. Halfacre served as the Co-Founder of Persistent Properties, LLC, which owned and managed a multi-family portfolio. From July 2014 to March 2016, Mr. Halfacre served as President and Chief Investment Officer of Campus Crest Communities, Inc. (NYSE: CCG), a publicly-traded student housing REIT, where he was instrumental in the take-private sale to Harrison Street Real Estate Capital. From October 2012 to May 2014, Mr. Halfacre served as Senior Vice President and Head of Strategic Relations at Cole Real Estate Investments, Inc. (NYSE: COLE), a publicly traded net lease REIT and product sponsor (“Cole”). From November 2005 to December 2010, Mr. Halfacre served as the Chief of Staff and Head of Product Development of the real estate group at BlackRock (NYSE: BLK), a global investment management corporation. From June 2004 to November 2005, Mr. Halfacre served as director of investor relations for Green Street Advisors, Inc. (“Green Street”), a premier independent research and advisory firm concentrating on the commercial real estate industry in North America and Europe. Mr. Halfacre holds both Chartered Financial Analyst® and Chartered Alternative Investment Analyst® designations and earned his B.A. in Accounting from College of Santa Fe and an M.B.A. from Rice University. Our Board of Directors has concluded that Mr. Halfacre is qualified to serve as a director by reason of his extensive industry and leadership experience.

Table of  Contents
Mr. Raymond J. Pacini. Mr. Pacini has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2018 and as our Secretary since September 2019. Mr. Pacini previously served as Executive Vice President, Chief Financial Officer and Treasurer of REIT I and Brixinvest from April 2018 through December 31, 2019. He also served as Executive Vice President, Chief Financial Officer and Treasurer of BRIX REIT, Inc. from April 2018 to October 2019, for which he served as an independent director from November 2017 until April 2018. On January 29, 2020, Mr. Pacini was reappointed as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of BRIX REIT, Inc. and served in that role until April 2022. Mr. Pacini’s career as a financial executive spans over 40 years, including over 30 years of commercial and residential real estate experience. Prior to joining the Company, Mr. Pacini held senior leadership roles for a healthcare services company (Northbound Treatment Services, 2013-2018), a developer and homebuilder (California Coastal Communities, Inc. (NASDAQ: CALC), 1998-2011), and a commercial and residential development company (Koll Real Estate Group, Inc. (NASDAQ: KREG), 1993-1998). Mr. Pacini previously served as an independent director for a publicly traded natural resources company (Cadiz Inc. (NASDAQ: CDZI), 2005-2019) and a waste management company (Metalclad Corporation (NASDAQ: MTLC), 1999-2002). Mr. Pacini started his career with PricewaterhouseCoopers LLP and is a licensed CPA (inactive) in the state of Massachusetts. Mr. Pacini was also a National Association of Corporate Directors (NACD) Board Leadership Fellow from 2014 to 2021. Mr. Pacini received his B.A. in Political Science from Colgate University and his M.B.A. from Cornell University.

Mr. John C. Raney. Mr. Raney has served as our Chief Operating Officer since March 2024 and as our General Counsel since September 2020. He brings more than 12 years of legal experience in complex M&A transactions, debt and equity financings, and venture capital transactions. Prior to joining Modiv, Mr. Raney served as a partner at Acceleron Law Group, LLP from June 2020 to September 2020 and Massumi + Consoli LLP from June 2018 to May 2020, and held various roles at O’Melveny & Myers LLP and Latham & Watkins LLP. Mr. Raney earned his B.A. at Boston College and holds a Juris Doctor from the UCLA School of Law, and also served as an M&A lecturer at the USC Gould School of Law.

Mr. Adam S. Markman. Mr. Markman has served as an independent member of our Board of Directors since January 2019 and was appointed Non-Executive Chairman of the Board in December 2021. Since August 2022, Mr. Markman has served as President and Chief Executive Officer of J. Jeffers & Co., a mission-driven investment group deploying capital to make positive environmental, social and governance impact across real estate platforms. Mr. Markman served as Executive Vice President, Chief Financial Officer and Treasurer of Equity Commonwealth (NYSE: EQC), a REIT primarily investing in office properties, from July 2014 to March 2021. Mr. Markman served as Managing Director of Green Street from 1994 to 2014. While at Green Street, Mr. Markman headed the firm’s consulting and advisory practice, played a key role in the firm’s investment arm for real estate investment trusts and previously led the firm’s retail and lodging research efforts. Mr. Markman has also served as a real estate consultant at Kenneth Leventhal & Co. Mr. Markman was a member of Green Street’s board of directors, currently sits on Mark IV Capital’s board of directors and is an adviser to Twin Rock Partner’s Housing Fund. He is also a member of the National Association of Real Estate Investment Trusts and the Urban Land Institute. Mr. Markman earned his M.B.A. in Finance/Real Estate from Columbia University and a B.A. from the University of California, Berkeley. Our Board of Directors has concluded that Mr. Markman is qualified to serve as an independent director by reason of his extensive experience in the real estate business.

Table of  Contents
Mr. Curtis B. McWilliams. Mr. McWilliams has served as an independent member of our Board of Directors since January 2019. From April 2023 until December 2023, Mr. McWilliams served as the Independent Director of Kalera, Inc. as it operated its business after filing for bankruptcy protection under Chapter 11 in April 2023. He previously served as the Interim Chief Executive Officer of Kalera AS from December 2021 to May 2022. Mr. McWilliams has served as the non-executive Chairman of the Board of directors of Ardmore Shipping Corporation (NYSE: ASC) since January 2019 and a director since January 2016. Mr. McWilliams was also Lead Director of Braemar Hotels & Resorts Inc. (NYSE: BHR) from November 2013 until July 2019 and continued to be a member of the board of directors and chair of the audit committee until April 2021. Mr. McWilliams was also an independent director of Campus Crest Communities, Inc. (NYSE: CCG) from May 2015 to March 2016. Mr. McWilliams is a real estate industry veteran with over 25 years of experience in finance and real estate. He retired from his position as President and Chief Executive Officer of CNL Real Estate Advisors, Inc. in 2010 after serving in the role since 2007. Mr. McWilliams was also the President and Chief Executive Officer of Trustreet Properties Inc. (NYSE: TSY) from 1997 to 2007, and a director of the company from 2005 to 2007. He served on the board of directors and as the Audit Committee Chairman of CNL Bank from 1999 to 2004 and has over 13 years of investment banking experience at Merrill Lynch & Co. Mr. McWilliams holds an M.B.A., with a concentration in Finance, from the University of Chicago Graduate School of Business, and a Bachelor of Science in Engineering in Chemical Engineering from Princeton University. Our Board of Directors has concluded that Mr. McWilliams is qualified to serve as an independent director by reason of his extensive experience in the real estate business and in investment banking.

Mr. Thomas H. Nolan, Jr. Mr. Nolan has served as an independent member of our Board of Directors since January 2019. Mr. Nolan has been President of ConstructionBevy, a real estate related technology startup, since April 2021 and a Director since April 2022. Mr. Nolan has been a director of Elme Communities (NYSE: ELME, f/k/a WashREIT) since 2015. He previously served as Chairman of the board of directors and Chief Executive Officer of Spirit Realty Capital, Inc. (NYSE: SRC) from September 2011 until May 2017. Mr. Nolan previously worked for General Growth Properties, Inc. (“GGP”), serving as Chief Operating Officer from March 2009 to December 2010 and as President from October 2008 to December 2010. He also served as a member of the board of directors of GGP from 2005 to 2010. Mr. Nolan was a member of the senior management team that led GGP’s reorganization and emergence from bankruptcy, which included the restructuring of $15.0 billion in project-level debt, payment in full of all of GGP’s pre-petition creditors and the securing of $6.8 billion in equity commitments. From July 2004 to February 2008, Mr. Nolan served as a Principal and Chief Financial Officer of Loreto Bay Company, the developer of the Loreto Bay master planned community in Baja, California Sur, Mexico. From October 1984 to July 2004, Mr. Nolan held various financial positions with AEW Capital Management, L.P., a national real estate investment advisor, and from 1998 to 2004, he served as Head of Private Equity Investing and as President and Senior Portfolio Manager of The AEW Partners Funds. Mr. Nolan holds a B.B.A. from the University of Massachusetts, Amherst. Our Board of Directors has concluded that Mr. Nolan is qualified to serve as an independent director by reason of his extensive experience in the real estate business.

Ms. Kimberly Smith. Ms. Smith has served as an independent member of our Board of Directors since December 2021. From April 2014 to September 2018, she served in various senior legal roles for Prudential Financial, Inc. (NYSE: PRU), most recently as the Chief Legal Officer for Workplace Solutions, and Prudential Retirement from April 2017 to September 2018 before retiring. Prior to Prudential, from November 2010 to February 2014, Ms. Smith served in various senior legal roles for Cole (NYSE: COLE), most recently as Executive Vice President and General Counsel. While at Cole, she played an integral role in the company’s internalization of its external manager and subsequent listing on the NYSE, as well as structured several mergers and advised on the development and distribution of multiple non-listed REIT offerings. Ms. Smith also served as General Counsel for World Group Securities, Inc. (merged into Transamerica Financial Advisors) from 2008 to 2010, Deputy General Counsel for ING Americas from 2004 to 2007, Chief Counsel for ING Americas from 2001 to 2003, and she was a Partner with Sutherland Asbill & Brennan LLP (now Eversheds Sutherland) in the Financial Services practice group from 1996 to 2001. Ms. Smith earned her B.A. in History from the College of William & Mary and received her J.D. from Harvard Law School. Our Board of Directors has concluded that Ms. Smith is qualified to serve as an independent director by reason of her extensive experience in the financial services and real estate industries.

Ms. Connie Tirondola. Ms. Tirondola has served as an independent member of our Board of Directors since December 2021. Since July 2022, she has served as Managing Director for FTI Consulting (“FTI”), where she sources and manages accounting outsource solutions for real estate investment managers. From May 2020 July 2022, she served as Executive Vice President for Citco Fund Services, where she managed client relationships for real estate, infrastructure and timber/agriculture funds. From June 2017 to May 2020, Ms. Tirondola was a Managing Director, Global Account Leader for CBRE Accounting & Reporting Solutions (NYSE: CBRE) where she oversaw the fund accounting and investment oversight process for outsourced relationships with large real estate asset managers. She also served as Managing Director, Head of Real Estate Fund Accounting in the U.S. for BlackRock Realty (NYSE: BLK) from June 2005 to June 2017, Vice President & Controller for Sentinel Real Estate Corporation from May 2004 to June 2005, Vice President & Controller for Olayan America Corporation from September 2002 to May 2004 and Senior Vice President, Investment Management for Prudential Financial Inc. (NYSE: PRU) from December 1984 to February 2002. Ms. Tirondola earned her B.A. in Accounting/Economics from Rutgers University and is a licensed Certified Public Accountant. Our Board of Directors has concluded that Ms. Tirondola is qualified to serve as an independent director by reason of her extensive experience in the real estate business, as well as her accounting and finance acumen.

Table of  Contents
Other Key Officers

Ms. Sandra G. Sciutto. Ms. Sciutto, age 64, has served as our Senior Vice President and Chief Accounting Officer since July 2018 and brings 35 years of real estate experience to our Company. Ms. Sciutto also served as Senior Vice President and Chief Accounting Officer for BRIX REIT, Inc. from July 2018 to April 2022, as Senior Vice President and Chief Accounting Officer for REIT I from July 2018 until December 2019 and as an independent director of BRIX REIT, Inc. from April 2018 until July 2018. From October 2016 to June 2018, Ms. Sciutto served as Chief Financial Officer for Professional Real Estate Services Inc., a privately held, full-service commercial real estate investment and operating company based in Orange County, California. From November 2012 to April 2016, Ms. Sciutto served as Chief Financial Officer and investment committee member for Shopoff Realty Investments, L.P., a real estate developer and real estate fund sponsor. From 1998 to 2012, Ms. Sciutto served as Chief Financial Officer of California Coastal Communities, Inc. (“CALC,” NASDAQ: CALC). From 1993 until 1998, Ms. Sciutto was the Controller of CALC and its predecessor companies Koll Real Estate Group, Inc. (NASDAQ: KREG) and The Bolsa Chica Company (NASDAQ: BLSA). Ms. Sciutto also has five years of experience as a certified public accountant with the accounting firm of KPMG LLP and is a licensed CPA (inactive) in the state of California. Ms. Sciutto earned her Bachelor of Science in Business Administration with a concentration in Accounting from Cal Poly State University, San Luis Obispo.

Mr. William R. Broms. Mr. Broms, age 45, has served as our Chief Investment Officer since September 2020 and brings 20 years of real estate experience to our Company. Mr. Broms previously served as our Senior Managing Director — Acquisitions from March 2018 until September 2020. Mr. Broms also served as the Chief Executive Officer and President of BRIX REIT, Inc. from October 2019 until April 2022. From February 2014 until March 2018, Mr. Broms founded and led Realty Dividend, LLC, an investment firm that developed net-lease assets and invested in single and multi-family properties. From August 2010 to February 2014, Mr. Broms served as Senior Director of Acquisitions at Cole (NYSE: COLE), where he directed the investment of sale-leaseback capital for leveraged buyouts and recapitalizations to corporations and private equity sponsors. From February 2007 to August 2010, Mr. Broms served as Director of Acquisitions at Realty Income Corporation (NYSE: O), a S&P 500 publicly-traded net-lease REIT. Mr. Broms holds a Bachelor of Science in Finance from the Geis College of Business at the University of Illinois and an M.B.A. from Regis University in Denver, Colorado.

Delinquent Section 16(a) Reports

 Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Executive officers, directors, the chief accounting officer and beneficial owners with more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports and written representations from our executive officers and directors, we believe that our executive officers and directors and our chief accounting officer filed all reports required by Section 16(a) of the Exchange Act on a timely basis, except that First City Investment Group, LLC, a beneficial holder of more than 10% of our common stock, did not timely report four transactions for sales of an aggregate of 7,247 shares of our common stock between March 20, 2024 and March 28, 2024, all of which were filed on a single late Form 4.

Table of  Contents
Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our Board of Directors has adopted Corporate Governance Guidelines establishing a common set of expectations to assist the Board of Directors in performing its responsibilities. The Corporate Governance Guidelines address a number of topics, including, among other things, director qualification standards, director responsibilities, the responsibilities and composition of committees of the Board of Directors, director access to management and independent advisors, director compensation, management succession and evaluations of the performance of the Board of Directors. Our Corporate Governance Guidelines comply with the requirements of the NYSE listing standards and are available in the Investors – Governance – Governance Documents section of our website at www.modiv.com. Our Board of Directors also adopted a Code of Business Conduct and Ethics that applies to all of our directors and executive officers. The Code of Business Conduct and Ethics is posted in the Investors – Governance – Governance Documents section of our website at www.modiv.com. The information contained on our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K. To the extent required by SEC rules, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

This discussion outlines our executive compensation policies and decisions as they relate to the Company’s named executive officers. The named executive officers for 2023, 2022 and 2021 were Aaron S. Halfacre, our Chief Executive Officer and President, and Raymond J. Pacini, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Messrs. Halfacre and Pacini received annual salaries of $250,000 and $275,000, respectively, during each of 2023, 2022 and 2021.

On January 25, 2021, the compensation committee of our Board of Directors recommended, and our Board of Directors approved, the grant of 210,667 restricted units of Class R limited partnership interest (the “Class R OP Units”) in Modiv Operating Partnership, LP, our operating partnership (the “Operating Partnership”), to Mr. Halfacre as equity incentive compensation for the next three years, and the grant of 33,333 Class R OP Units to Mr. Pacini as equity incentive compensation for the next three years.

On December 31, 2019, we entered into restricted units award agreements (each, an “Award Agreement”) with each of Messrs. Halfacre and Pacini regarding the grant of 40,000 units of Class P limited partnership interest in the Operating Partnership (the “Class P OP Units”) to Mr. Halfacre and 16,029 Class P OP Units to Mr. Pacini.

The Class P OP Units and Class R OP Units are intended to be treated as “profits interests” in the Operating Partnership, which are non-voting, non-dividend accruing, and were not able to be transferred or exchanged prior to the earlier of (1) March 31, 2024, (2) a change of control (as defined in the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership (as amended, the “OP Agreement”)), or (3) the date of the employee’s involuntary termination without cause (as defined in the relevant Award Agreement) (collectively, the “Lockup Period”).

Following the expiration of the Lockup Period, the Class P OP Units were automatically converted into units of Class C limited partnership interest in the Operating Partnership (the “Class C OP Units”) at a conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit.

Following the expiration of the Lockup Period, the Class R OP Units were automatically converted into Class C OP Units at a conversion ratio of 1:1, which conversion ratio increased to 2.5 Class C OP Units for each one Class R OP Unit when the Company achieved the performance hurdle of funds from operations (“FFO”) of $1.05, or more, per weighted average fully-diluted share outstanding for the year ended December 31, 2023.

Table of  Contents
Summary Compensation Table

The following table sets forth information with respect to compensation earned by the Company’s named executive officers for the years ended December 31, 2023, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Aaron S. Halfacre Chief Executive Officer and President	2023	250,000	—	—	—	120,700	370,700
	2022	250,000	—	—	—	15,750	265,750
	2021	250,000	—	3,046,406	—	—	3,296,406
Raymond J. Pacini Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2023	275,000	250,000	—	—	20,700	545,700
	2022	275,000	200,000	—	—	19,050	494,050
	2021	275,000	200,000	594,994	—	—	1,069,994

(1)	Mr. Pacini’s cash bonus for 2023 was paid in October 2023 and February 2024, his cash bonus for 2022 was paid in January and February 2023, and his cash bonus for 2021 was paid in March 2022.

(2)
See the discussion above regarding the grant of Class R OP Units on January 25, 2021, which were valued based on an illiquid security with a $23.03 net asset value (“NAV”) per share as of the grant date. A discount of 15% was subtracted from the value of the Class R OP Units as of the grant date to reflect the illiquidity of the Class R OP Units. Because the Company achieved the performance hurdle for FFO of $1.05 per share for the year ended December 31, 2023, the Class R OP Units were automatically converted into Class C OP Units as of March 31, 2024, at the maximum conversion ratio of 2.5 Class C OP Units for each one Class R OP Unit. The value of such Class R OP Units as of the grant date was $10,309,780 for Mr. Halfacre and $1,631,275 for Mr. Pacini. The Class C OP Units are exchangeable for shares of common stock on a one for one basis, or cash, as solely determined by the Company.

(3)
All other compensation includes (i) a relocation allowance of $100,000 paid to Mr. Halfacre during 2023, (ii) the Company’s matching 401(k) contributions of 6%, up to the maximum of $330,000, of an employee’s salary, bonus and relocation allowance, and (iii) a cell phone stipend of $75 per month for both Mr. Halfacre and Mr. Pacini which commenced in March 2022.

Table of  Contents
Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to outstanding equity awards held by our named executive officers as of December 31, 2023.

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested (1)		Market value of shares or units of stock that have not vested(1)
Aaron S. Halfacre	12/31/2019	40,000	(2)	$993,334	(2)
	1/25/2021	210,667	(3)	$7,847,346	(3)
Raymond J. Pacini	12/31/2019	16,029	(2)	$398,054	(2)
	1/25/2021	33,333	(3)	$1,241,654	(3)

(1)	All of the units vested as of March 31, 2024.

(2)
See the discussion above regarding the grant of Class P OP Units. The market value of the Class P OP Units which were granted on December 31, 2019, reflects the Company’s common stock closing price on the NYSE of $14.90 per share on December 29, 2023, the last trading day of 2023, and reflects the conversion ratio of 1.6667 Class C OP Units for each one Class P OP Unit. The Class C OP Units are exchangeable for shares of common stock on a one for one basis, or cash, as solely determined by the Company.

(3)
See the discussion above regarding the grant of Class R OP Units. The market value above reflects the Company’s common stock closing price on the NYSE of $14.90 per share on December 29, 2023, the last trading day of 2023, and reflects the conversion ratio of 2.5 Class C OP Units for each one Class R OP Unit since the Company achieved the performance hurdle for FFO of $1.05 per share for the year ended December 31, 2023. The Class C OP Units are exchangeable for shares of common stock on a one for one basis, or cash, as solely determined by the Company.

Compensation of Independent Directors

During 2023, each of our non-officer directors was compensated as follows: (i) annual retainer of $40,000 (paid in quarterly installments) payable in cash; (ii) an annual stock grant of $50,000 (paid in quarterly installments) payable in shares of our common stock; (iii) a monthly fee of $2,500 payable quarterly to our Non-Executive Chairman; and (iv) annual committee chair fees of $10,000 for each of the chairs of the audit, compensation and nominating and corporate governance committees, payable in shares of our common stock. The shares issued to directors are restricted securities issued in private transactions in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2) thereof, and the Company has not agreed to file a registration statement with respect to registration of the shares to the directors. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. If a director is also one of our officers, we do not pay any compensation for services rendered as a director.

Table of  Contents
Non-Officer Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-officer director who served on the Board during the fiscal year ended December 31, 2023. The amounts of the stock awards represent the aggregate grant date fair value of the stock awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Asma Ishaq(1)	$20,000	$25,000	$—	$45,000
Adam S. Markman	$70,000	$60,000	$—	$130,000
Curtis B. McWilliams	$40,000	$60,000	$—	$100,000
Thomas H. Nolan, Jr.	$40,000	$60,000	$—	$100,000
Kimberly Smith	$40,000	$50,000	$—	$90,000
Connie Tirondola	$40,000	$50,000	$—	$90,000

(1)	Ms. Ishaq resigned from the Board effective August 8, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. The following table shows, as of April 1, 2024, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) each beneficial owner of more than 5% of the outstanding shares of our common stock (2) each of our directors and executive officers; and (2) all of our directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned(2)	Class C OP Units(3)	Percent of Common Stock and OP Units Beneficially Owned(4)
Directors and Officers(1)
Aaron S. Halfacre	104,349	453,457	4.9%
Raymond J. Pacini	115,581	—	1.0%
John C. Raney	2,170	63,333	*
Adam S. Markman	21,280	—	*
Curtis B. McWilliams	19,733	—	*
Thomas H. Nolan, Jr	21,058	—	*
Kimberly Smith	8,516	—	*
Connie Tirondola	8,086	—	*
All directors and executive officers as a group (8 persons)	300,773	516,790	7.2%
5% Shareholders
First City Investment Group, LLC(5) 21140 S. Avalon Blvd. Carson, CA 90745	648,944	656,191	11.4%

Table of  Contents
*	Less than 1% of the outstanding common stock.

(1)	The address of each director and executive officer is 200 S. Virginia Street, Suite 800, Reno, NV 89501.

(2)	None of the shares of common stock are pledged as security.

(3)	The Class C OP Units are exchangeable for shares of common stock on a 1-for-1 basis, or for cash, as solely determined by the Company.

(4)	Based on 11,403,905 fully diluted shares of common stock outstanding, which includes 9,389,295 shares of common stock outstanding and 2,014,610 Class C OP Units outstanding on April 1, 2024.

(5)
Based on a Form 4 filed with the SEC on April 3, 2024, by First City Investment Group, LLC reporting sales prior to April 1, 2024. First City Investment Group, LLC obtained 1,312,382 Class C OP Units from Group of Trophy, LLC through an assignment on February 15, 2024. First City Investment Group, LLC exchanged 656,191 Class C OP Units for Class C Common Stock on February 16, 2024, and continues to hold 656,191 Class C OP Units. Group of Trophy, LLC obtained the 1,312,382 Class C OP Units on January 18, 2022, as partial consideration for the Company’s acquisition of the KIA auto dealership property in Carson, California.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The NYSE listing standards set forth objective requirements for a director to satisfy, at a minimum, in order to be determined to be independent by our Board of Directors. In addition, in order to conclude a director is independent in accordance with the NYSE listing standards, our Board of Directors must also consider all relevant facts and circumstances, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. Pursuant to our Corporate Governance Guidelines and the NYSE listing standards, which require that a majority of our directors be independent within the meaning of the NYSE listing standards, our Board of Directors undertook a review of the independence of all non-management directors. Our Board of Directors has affirmatively determined that the following five of our six directors are independent under the NYSE listing standards and our Corporate Governance Guidelines and do not have a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the Board: Adam Markman, Curtis McWilliams, Thomas Nolan, Jr., Kimberly Smith and Connie Tirondola.

Related Party Transactions and Certain Conflict Resolution Measures

On January 31, 2022, we acquired an industrial property and related equipment in Saint Paul, Minnesota that is planned to be used in indoor vertical farming for $8,079,000. The purchase price represented a 7.00% cap rate, and the property had a 20-year lease with annual rent escalations of 2.5%. We funded this acquisition with a portion of the proceeds from our September 2021 offering of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share. The tenant is Kalera, Inc., which was introduced to us by Curtis B. McWilliams, one of our independent directors. Since Mr. McWilliams was serving as an executive of Kalera AS, an affiliate of Kalera, Inc., at the time of the acquisition, all of the disinterested members of our Board of Directors approved this transaction. In April 2023, Kalera, Inc. filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code, and Mr. McWilliams was appointed as Kalera Inc.’s independent director as the company continued to operate its business while in bankruptcy. Mr. McWilliams served as Kalera Inc.’s independent director from April 2023 until December 2023 and recused himself from any matters that related to our industrial property in Saint Paul, Minnesota that was leased to Kalera, Inc.

During June 2023, Kalera conducted an auction of all of its assets, and the sale of Kalera’s assets to the winning bidder, Kalera’s lender, was approved by the bankruptcy court on June 30, 2023. The sale of Kalera’s assets closed on September 29, 2023, and did not include its interest in the Company's lease for the Saint Paul, Minnesota property, which remained with Kalera. However, Kalera has not paid rent since February 2023. We drew on Kalera’s letter of credit for $282,765 in April 2023 to cover a portion of the unpaid rent.

Table of  Contents
On October 31, 2023, Kalera filed a motion with the bankruptcy court to reject the Company’s lease and abandon all of its property located at the premises effective as of October 31, 2023, subject to approval of the motion by the bankruptcy court. On November 21, 2023, the Company filed (i) a limited objection to retroactive rejection of its lease and (ii) a motion to compel Kalera to pay post-petition rent and related charges with the bankruptcy court. The Company entered into a settlement of these claims with Kalera on March 18, 2024, and the settlement was approved by the bankruptcy court on April 12, 2024. Kalera’s October 31, 2023, motion to reject the Company’s lease remains subject to approval by the bankruptcy court.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Grant Thornton has served as our independent registered public accounting firm since March 30, 2023. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to our stockholders in accordance with applicable securities laws.

Pre-Approval Policies

In order to ensure that the provision of services by the Company’s independent registered public accounting firm does not impair the auditors’ independence, the audit committee pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC.  The audit committee delegates preapproval authority between audit committee meetings to the chair of the audit committee, provided that any such approval is presented to the full audit committee at its next scheduled meeting.

For the year ended December 31, 2023, all services rendered by Grant Thornton, our independent registered public accounting firm, were pre-approved in accordance with the policies and procedures described above. For the year ended December 31, 2022, all services rendered by Baker Tilly, our prior independent registered public accounting firm, were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by (i) Grant Thornton LLP (Newport Beach, CA, PCAOB ID 248) during the fiscal year ended December 31, 2023, as well as the fees billed by Grant Thornton for such services, and (ii) Baker Tilly US, LLP (Irvine, CA, PCAOB ID 23) during the fiscal year ended December 31, 2022, as well as the fees billed by Baker Tilly for such services. The aggregate fees billed to us for professional accounting services by (i) Grant Thornton, including the audit of our annual financial statements for the year ended December 31, 2023, and (ii) Baker Tilly, including the audit of our annual financial statements for the year ended December 31, 2022, are set forth in the table below.

	2023	2022
Audit fees	$459,968	$538,975
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$459,968	$538,975

Table of  Contents
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description

3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Modiv Inc. changing its name to Modiv Industrial, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 14, 2023

3.3
Second Amended and Restated Bylaws of Modiv Inc., adopted on March 9, 2023 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.4
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 23, 2022)

10.1
Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated February 1, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission of February 1, 2021)

10.2
First Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

10.3
Second Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated December 21, 2022 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

Table of  Contents
10.4
Third Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated December 29, 2023 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)

10.5
Fourth Amendment to Third Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated January 23, 2024 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)

10.6+
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and Aaron S. Halfacre (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.7+
Restricted Units Award Agreement dated as of December 31, 2019 between RW Holdings NNN REIT Operating Partnership, LP, and The Raymond J. Pacini Trust u/a/d 5/3/01, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on December 31, 2019)

10.8+
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and Aaron S. Halfacre (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.9+
Restricted Units Award Agreement dated as of January 25, 2021 between Modiv Operating Partnership, LP and The Raymond J. Pacini Trust u/a/d 5/3/01, Raymond J. Pacini, Trustee (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K (File No. 000-55776) filed with the Securities and Exchange Commission on March 31, 2021)

10.10+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

10.11
Contribution Agreement between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated January 13, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.12
First Amendment to Contribution Agreement Between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated March 22, 2022 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 23, 2022)

10.13
Kia – Carson, CA Lease Agreement as of January 18, 2022, by and between MDV Trophy Carson CA LLC and Trophy of Carson LLC for the property located at 22020 Recreation Rd., Carson, California (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.14
Credit Agreement dated as of January 18, 2022 by and among Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, BMO Capital Markets, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets, Truist Securities, Inc. and The Huntington Bank, as joint-lead arrangers (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.15
First Amendment to Credit Agreement and Guarantee dated October 21, 2022 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

Table of  Contents
10.16
Second Amendment to Credit Agreement dated December 20, 2022 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

10.17
Unconditional Guaranty of Payment and Performance of Modiv Operating Partnership, LP under the Credit Agreement dated January 18, 2022 with KeyBank and other lenders by Modiv Inc. and certain subsidiary guarantors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-261529) filed with the Securities and Exchange Commission on February 10, 2022)

10.18
Agreement of Purchase and Sale (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on November 13, 2023)

10.19
First Amendment to Agreement of Purchase and Sale (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 2, 2024)

16.1
Letter from Baker Tilly US, LLP, dated March 30, 2023 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 31, 2023)

21.1
Subsidiaries of Modiv Industrial, Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)

23.1	Consent of Baker Tilly US, LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)
23.2	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)

97.1
Modiv Industrial, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.
+	Indicates management or compensatory plan.

Table of  Contents
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada, on April 25, 2024.

MODIV INDUSTRIAL, INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer and Director (Principal Executive Officer)