Form 10-Q
period 2024-03-31
Modiv Industrial, Inc.
filed 2024-05-03
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 9,453,005 shares of Class C Common Stock outstanding.

MODIV INDUSTRIAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Real estate investments:
Land	$104,858,693	$104,858,693
Buildings and improvements	399,767,923	399,666,781
Equipment	4,429,000	4,429,000
Tenant origination and absorption costs	15,707,458	15,707,458
Total investments in real estate property	524,763,074	524,661,932
Accumulated depreciation and amortization	(55,035,113)	(50,901,612)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	469,727,961	473,760,320
Unconsolidated investment in a real estate property	9,823,118	10,053,931
Total real estate investments, net, excluding real estate investments held for sale, net	479,551,079	483,814,251
Real estate investments held for sale, net	—	11,557,689
Total real estate investments, net	479,551,079	495,371,940
Cash and cash equivalents	18,404,990	3,129,414
Tenant deferred rent and other receivables	14,557,947	12,794,568
Above-market lease intangibles, net	1,295,459	1,313,959
Prepaid expenses and other assets	5,121,043	4,173,221
Investment in preferred stock	—	11,038,658
Interest rate swap derivatives	3,533,656	2,970,733
Other assets related to real estate investments held for sale	—	103,337
Total assets	$522,464,174	$530,895,830
Liabilities and Equity
Mortgage notes payable, net	$30,990,813	$31,030,241
Credit facility term loan, net	248,631,103	248,508,515
Accounts payable, accrued and other liabilities	3,851,814	4,469,508
Distributions payable	2,014,711	12,174,979
Below-market lease intangibles, net	8,638,505	8,868,604
Interest rate swap derivative	—	473,348
Other liabilities related to real estate investments held for sale	—	248,727
Total liabilities	294,126,946	305,773,922

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023 with an aggregate liquidation value of $50,000,000	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 9,732,805 shares issued and 9,389,295 shares outstanding as of March 31, 2024 and 8,048,110 shares issued and 7,704,600 shares outstanding as of December 31, 2023	9,733	8,048
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in-capital	336,284,720	292,617,486
Treasury stock, at cost, 343,510 shares held as of March 31, 2024 and December 31, 2023	(5,290,780)	(5,290,780)
Cumulative distributions and net losses	(145,342,118)	(145,551,586)
Accumulated other comprehensive income	2,335,701	2,658,170
Total Modiv Industrial, Inc. equity	187,999,256	144,443,338
Noncontrolling interests in the Operating Partnership	40,337,972	80,678,570
Total equity	228,337,228	225,121,908
Total liabilities and equity	$522,464,174	$530,895,830
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Income:
Rental income	$11,900,567	$10,311,182
Management fee income	65,993	65,993
Total income	11,966,560	10,377,175

Expenses:
General and administrative	1,999,401	1,908,055
Stock compensation expense	1,378,502	660,169
Depreciation and amortization	4,133,501	3,272,061
Property expenses	983,982	1,706,843
Impairment of real estate investment property	—	3,499,438
Total expenses	8,495,386	11,046,566

Gain on sale of real estate investments, net	3,187,806	—
Operating income (loss)	6,658,980	(669,391)

Other income (expense):
Interest income	123,839	53,695
Dividend income	108,373	—
Income from unconsolidated investment in a real estate property	73,854	55,567
Interest expense, including unrealized gain or loss on interest rate swaps and net of derivative settlements	(2,307,149)	(4,018,792)
Decrease in fair value of investment in common stock	(20,574)	—
Other expense, net	(2,021,657)	(3,909,530)

Net income (loss)	4,637,323	(4,578,921)
Less: net (income) loss attributable to noncontrolling interests in Operating Partnership	(912,864)	816,199
Net income (loss) attributable to Modiv Industrial, Inc.	3,724,459	(3,762,722)
Preferred stock dividends	(921,875)	(921,875)
Net income (loss) attributable to common stockholders	$2,802,584	$(4,684,597)

Net income (loss) per share attributable to common stockholders:
Basic	$0.33	$(0.62)
Net income (loss) per share attributable to common stockholders and noncontrolling interests:
Diluted	$0.33	$(0.62)

Weighted-average number of common shares outstanding:
Basic	8,568,353	7,532,452
Diluted	11,359,258	7,532,452

Distributions declared per common share	$0.2875	$0.2875
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$4,637,323	$(4,578,921)
Other comprehensive loss: cash flow hedge adjustment
Add: Amortization of unrealized holding gain on interest rate swap	(253,093)	(250,311)
Comprehensive income (loss)	4,384,230	(4,829,232)

Net (income) loss attributable to noncontrolling interest in Operating Partnership	(912,864)	816,199
Other comprehensive loss attributable to noncontrolling interest in Operating Partnership: cash flow hedge adjustment
Add: Amortization of unrealized holding gain on interest rate swap	62,185	37,141
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(850,679)	853,340
Comprehensive income (loss) attributable to Modiv Industrial, Inc.	$3,533,551	$(3,975,892)
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2023	2,000,000	$2,000	8,048,110	$8,048	$292,617,486	(343,510)	$(5,290,780)	$(145,551,586)	$2,658,170	$144,443,338	$80,678,570	$225,121,908
Issuance of common stock - distribution reinvestments	—	—	37,574	38	545,923	—	—	—	—	545,961	—	545,961
ATM offering of common stock, net (Note 9)	—	—	76,991	77	933,286	—	—	—	—	933,363	—	933,363
Exchange for Class C OP Units to common stock	—	—	1,566,110	1,566	40,809,527	—	—	—	(131,561)	40,679,532	(40,679,532)	—
Stock compensation expense	—	—	4,020	4	67,496	—	—	—	—	67,500	—	67,500
OP Units compensation expense	—	—	—	—	1,311,002	—	—	—	—	1,311,002	—	1,311,002
Dividends declared, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(2,593,116)	—	(2,593,116)	(511,745)	(3,104,861)
Net income	—	—	—	—	—	—	—	3,724,459	—	3,724,459	912,864	4,637,323
Other comprehensive income	—	—	—	—	—	—	—	—	(190,908)	(190,908)	(62,185)	(253,093)
Balance, March 31, 2024	2,000,000	$2,000	9,732,805	$9,733	$336,284,720	(343,510)	$(5,290,780)	$(145,342,118)	$2,335,701	$187,999,256	$40,337,972	$228,337,228

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock ("CS")			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2022	2,000,000	$2,000	7,762,506	$7,762	$278,339,020	(250,153)	$(4,161,618)	$(117,938,876)	$3,502,616	$159,750,904	$81,283,056	$241,033,960
Issuance of common stock -distribution reinvestments	—	—	52,673	53	566,803	—	—	—	—	566,856	—	566,856
Stock compensation expense	—	—	7,761	8	82,492	—	—	—	—	82,500	—	82,500
OP Units compensation expense	—	—	—	—	577,669	—	—	—	—	577,669	—	577,669
Repurchase of common stock	—	—	—	—	—	(4,465)	(49,682)	—	—	(49,682)	—	(49,682)
Dividends, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(2,166,958)	—	(2,166,958)	(377,297)	(2,544,255)
Net loss	—	—	—	—	—	—	—	(3,762,722)	—	(3,762,722)	(816,199)	(4,578,921)
Other comprehensive income	—	—	—	—	—	—	—	—	(213,170)	(213,170)	(37,141)	(250,311)
Balance, March 31, 2023	2,000,000	$2,000	7,822,940	$7,823	$279,565,984	(254,618)	$(4,211,300)	$(124,790,431)	$3,289,446	$153,863,522	$80,052,419	$233,915,941
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$4,637,323	$(4,578,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,133,501	3,272,061
Stock compensation expense	1,378,502	660,169
Amortization of deferred rents	(1,671,798)	(1,175,359)
Amortization of deferred lease incentives	(3,786)	88,570
Write-offs and amortization of deferred financing costs and premium/discount	221,496	195,212
Amortization of (below) above market lease intangibles, net	(211,599)	(196,283)
Impairment of real estate investment property	—	3,499,438
Decrease in fair value of investment in common stock	20,574	—
Gain on sale of real estate investments	(3,187,806)	—
Unrealized (gain) loss on interest rate swap valuation	(1,289,362)	1,722,184
Income from unconsolidated investment in a real estate property	(73,854)	(55,567)
Distributions from unconsolidated investment in a real estate property	304,667	65,696
Change in operating assets and liabilities:
Increase in tenant deferred rent and other receivables	(71,794)	(220,251)
Increase in prepaid expenses and other assets	(357,284)	(122,884)
Decrease in accounts payable, accrued and other liabilities	(841,796)	(369,195)
Net cash provided by operating activities	2,986,984	2,784,870

Cash Flows from Investing Activities:
Acquisitions of real estate investments	—	(11,913,361)
Additions to existing real estate investments	(101,143)	(308,547)
Net proceeds from sale of real estate investments	14,782,626	—
Purchase deposits, net	—	112,200
Payment of lease incentives	—	(10,815)
Net cash provided by (used in) investing activities	14,681,483	(12,120,523)

Cash Flows from Financing Activities:
Borrowings from credit facility term loan	—	20,000,000
Repayments of credit facility revolver, net	—	(3,000,000)
Principal payments on mortgage notes payable	(46,663)	(78,027)
Proceeds from offering of common stock, net	933,363	—
Repurchases of common stock	—	(49,682)
Dividends paid to preferred stockholders	(921,875)	(921,875)
Distributions paid to common stockholders and Class C OP Units holders	(2,357,716)	(1,943,307)
Net cash (used in) provided by financing activities	(2,392,891)	14,007,109
Net increase in cash and cash equivalents	15,275,576	4,671,456
Cash and cash equivalents, beginning of period	3,129,414	8,608,649
Cash and cash equivalents, end of period	$18,404,990	$13,280,105

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,315,546	$1,946,005

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Three Months Ended March 31,
	2024	2023
Supplemental Schedule of Noncash Investing and Financing Activities:
Distribution of GIPR common stock to Class C Common Stock and Class C OP Units	$10,361,454	$—
Receipt of GIPR common stock in exchange of GIPR preferred stock	$(11,038,658)	$—
Conversion of Classes M, P and R OP Units to Class C OP Units	$(17,704,879)	$—
Exchange of Class C OP Units for Class C Common Stock	$58,384,411	$—
Reinvested distributions from common stockholders	$545,961	$595,585
(Decrease) increase in accrued distribution	$201,186	$5,363
Supplemental disclosure related to changes in real estate investments held for sale, net:
Real estate investments held for sale, net	$(11,557,689)	$—
Other assets related to real estate investments held for sale	$(103,337)	$3,174
Other liabilities related to real estate investments held for sale	$(248,727)	$(65,963)
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
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 82% and 68% partnership interest in, the Operating Partnership as of March 31, 2024 and December 31, 2023, respectively. The Operating Partnership's limited partners are holders of Class C Operating Partnership units, as described in Note 12.
As of March 31, 2024, the Company's portfolio of approximately 4.5 million square feet of aggregate leasable space consisted of investments in 42 real estate properties, comprised of: 38 industrial properties, which represent approximately 75% of the portfolio (expressed as a percentage of annual base rent (“ABR”) as of March 31, 2024) and includes an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), three office properties, which represent approximately 14% of the portfolio, and one retail property, which represents approximately 11% of the portfolio.
At the Market Offering
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022, and the Company filed a prospectus supplement for the Company’s at-the-market offering of up to $50,000,000 of its Class C Common Stock (the “ATM Offering”) on June 6, 2022. On November 13, 2023, the Company filed Supplement No. 1 to the Prospectus Supplement dated June 6, 2022, and to the Prospectus dated June 2, 2022, to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name. From January 1, 2024 to January 31, 2024, the Company sold and issued 76,991 shares of Class C Common Stock for $1,137,028 net of sales commissions of $23,205, and no additional shares were sold and issued through March 31, 2024. The resulting net proceeds for the three months ended March 31, 2024 were $933,364 after legal, accounting, investor relations and other offering costs of $203,664.
On March 12, 2024, the Company filed Post-Effective Amendment No. 2 on Form S-11 for the purpose of converting the Registration Statement on Form S-3 into Registration Statement on Form S-11 because, upon filing the Company's Annual Report on Form 10-K for the year ending December 31, 2023, the Company was no longer eligible to use Form S-3. The Post-Effective Amendment No. 2 on Form S-11 includes an aggregate of 4,000,000 shares of Class C Common Stock to be issued pursuant to the Company's DRP (as defined below), and 395,457 of those shares of common stock have been issued through March 31, 2024. The Company's Post-Effective Amendment No. 2 on Form S-11 became effective on March 21, 2024. No additional securities were registered under Post-Effective Amendment No. 2 on Form S-11.

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
Share Repurchase Program
On December 21, 2022, the Company's board of directors authorized up to $15,000,000 in repurchases of the Company's outstanding shares of common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023 (“2023 SRP”). Repurchases made pursuant to the 2023 SRP were made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases were determined by the Company in its discretion and were subject to economic and market conditions, stock price, applicable legal requirements and other factors. Under the 2023 SRP, the Company repurchased an aggregate of 93,357 shares of its Class C Common Stock for an aggregate value of $1,129,162 at an average cost of $12.10 per share.
As of March 31, 2024, the Company's board of directors has not authorized a new stock repurchase program for the repurchase of the Company's outstanding shares of common stock and Series A Preferred Stock.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet of the Company as of December 31, 2023 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024. Please see the Company's Annual Report for significant accounting policies as the significant accounting policies are consistent with those in the Annual Report.
Reclassifications
Certain prior year statement of operations accounts have been reclassified to conform with the current year presentation. The reclassifications did not affect net income (loss) in the prior year consolidated statement of operations. Interest expense, including unrealized gain or loss on interest rate swaps and net of derivative settlements, was presented in the prior year as a component of operating expenses and was reclassified as other income (expense). Management fee income was reclassified from other income (expense) to total income in the accompanying unaudited condensed consolidated statement of operations.

Immaterial Error Correction
The statement of comprehensive loss for the three months ended March 31, 2023 has been corrected to subtract, rather than add, the amortization of unrealized holding gain on interest rate swap from net loss. As a result, the comprehensive loss attributable to Modiv Industrial, Inc. for the three months ended March 31, 2023 increased from $3,549,552 to $3,975,892. This correction is limited to the statement of comprehensive loss and did not have any impact on the Company’s balance sheet, statements of operations, cash flows or equity. Consequently, this correction did not impact income from continuing operations, net income, or per share amounts and it did not impact any key performance metrics including FFO, AFFO, leverage and debt covenants. Similar immaterial corrections will be made for the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023 when the Company files its Quarterly Reports on Form 10-Q for the periods ending June 30, 2024 and September 30, 2024, respectively. The Company's Annual Report on Form 10-K for the year ended December 31, 2023 was properly presented. Management discovered these presentation errors during the preparation of the Company's quarterly financial statements for the three months ended March 31, 2024 and related reconciliations of the 2023 amounts.
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of March 31, 2024, the Company’s real estate investment portfolio consisted of 42 operating properties located in 15 states comprised of: 38 industrial properties (including the Company's approximate 72.71% TIC Interest in a Santa Clara, California industrial property), one retail property and three office properties.
Acquisitions:
Three Months Ended March 31, 2024 and 2023
There were no acquisitions during the three months ended March 31, 2024.
During the three months ended March 31, 2023, the Company acquired two industrial manufacturing real estate properties for an aggregate of $11,913,362. These properties are located in Princeton, Minnesota and Savage, Minnesota and had a weighted average lease term of approximately 12.9 years upon acquisition. The Company recognized $288,141 and $115,574 of total revenue related to these properties during the three months ended March 31, 2024 and 2023, respectively.
Dispositions:
Three Months Ended March 31, 2024 and 2023
Dispositions during the three months ended March 31, 2024 were as follows:

Property Tenant	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale	Net Proceeds
Levins	Sacramento, CA	1/10/2024	Industrial	76,000	$7,075,000	$3,178,860	$7,033,680
Cummins	Nashville, TN	2/28/2024	Office	87,230	7,950,000	8,946	7,748,946
				163,230	$15,025,000	$3,187,806	$14,782,626
There were no dispositions during the three months ended March 31, 2023.

Impairment Charge
In March 2023, the Company recorded an impairment charge of $3,499,438 related to its property located in Nashville, Tennessee, leased to Cummins Inc. (“Cummins”) through February 29, 2024. The Company determined that an impairment charge was triggered by expectations of a shortened holding period and estimated the property's fair value based upon market comparables at that time. This property was held for sale as of December 31, 2023 and sold on February 28, 2024 as described in Real Estate Investments Held for Sale below.
Asset Concentration:
As of March 31, 2024 and December 31, 2023, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	March 31, 2024		December 31, 2023
Property Tenant and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$67,060,103	12.8%	$67,325,569	12.7%
Rental Income Concentration:
During the three months ended March 31, 2024 and 2023, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Three Months Ended March 31,
	2024		2023
Property Tenant and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine industrial properties acquired in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$1,664,706	14.0%	$1,212,864	11.8%
KIA retail property, Carson, CA	$1,291,082	10.8%	$1,291,851	12.5%
Operating Leases:
The Company’s real estate properties are primarily leased to tenants under net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections. Except for properties leased to Solar Turbines Incorporated in San Diego, California and State of California's Office of Emergency Services in Rancho Cordova, California, all of the Company's operating leases contain options to extend the lease terms of one- to six-5 year extensions or one- to two-10 year extensions.
The Company is continuing to explore potential lease extensions for certain of its other properties.

As of March 31, 2024, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, excluding lease amendments executed though the date of this report, if any, are as follows:

April through December 2024	$28,535,502
2025	37,472,337
2026	34,329,475
2027	33,992,306
2028	34,220,325
Thereafter	514,095,972
$682,645,917
Intangible Assets, Net Related to the Company's Real Estate
As of March 31, 2024 and December 31, 2023, intangible assets, net related to the Company's real estate were as follows:

	March 31, 2024			December 31, 2023
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$15,707,458	$1,559,546	$(14,364,650)	$15,707,458	$1,559,546	$(14,364,650)
Accumulated amortization	(10,969,243)	(264,087)	5,726,145	(10,715,945)	(245,587)	5,496,046
Net	$4,738,215	$1,295,459	$(8,638,505)	$4,991,513	$1,313,959	$(8,868,604)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 10.3 years as of March 31, 2024.
As of March 31, 2024, the amortization of intangible assets for the remaining nine months of the current year ending December 31, 2024 and for each of the five years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
April through December 2024	$759,881	$55,499	$(690,297)
2025	815,131	70,712	(920,395)
2026	466,644	54,278	(920,395)
2027	449,972	54,278	(920,395)
2028	429,885	54,278	(910,053)
Thereafter	1,816,702	1,006,414	(4,276,970)
	$4,738,215	$1,295,459	$(8,638,505)

Weighted-average remaining amortization period	8.5 years	22.9 years	9.6 years
Real Estate Investments Held For Sale
As of December 31, 2023, the Company classified two properties as held for sale, both of which were sold during the three months ended March 31, 2024. The Company's industrial property located in Sacramento, California that was leased to Levins Auto Supply, LLC was sold on January 10, 2024 and its office property located in Nashville, Tennessee that was leased to Cummins, Inc. was sold on February 28, 2024. No properties were classified as held for sale as of March 31, 2024.

The following table summarizes the major components of assets and liabilities related to the real estate investments held for sale as of December 31, 2023:

December 31, 2023
Assets related to real estate investments held for sale:
Land, buildings and improvements	$14,590,062
Tenant origination and absorption costs	1,779,156
Accumulated depreciation and amortization	(4,811,529)
Real estate investments held for sale, net	11,557,689
Other assets, net	103,337
Total assets related to real estate investments held for sale	$11,661,026

Liabilities related to real estate investments held for sale:
Other liabilities, net	$248,727
Total liabilities related to real estate investments held for sale	$248,727
NOTE 4. UNCONSOLIDATED INVESTMENT IN REAL ESTATE PROPERTY
The Company’s investment in unconsolidated property as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
The TIC Interest	$9,823,118	$10,053,931
The Company’s income from investment in unconsolidated property for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
The TIC Interest	$73,854	$55,567
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% TIC Interest. The remaining approximate 27.3% undivided interest in the Santa Clara, California property is held by third parties. The Santa Clara property does not qualify as a variable interest entity and consolidation is not required as the Company's TIC Interest does not control the property. Therefore, the Company accounts for the TIC Interest using the equity method. The property lease expiration date is March 16, 2026, and the lease provides for three five-year renewal options. The mortgage on this property bears interest at 3.86% and has a maturity date of October 1, 2027.
The Company receives an approximate 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended March 31, 2024 and 2023, the Company received cash distributions of $304,667 and $65,696, respectively, from the TIC Interest.

The following is summarized financial information for the Santa Clara property as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023:

	March 31, 2024	December 31, 2023
Assets:
Real estate investments, net	$28,308,781	$28,563,746
Cash and cash equivalents	481,734	482,653
Other assets	52,147	79,639
Total assets	$28,842,662	$29,126,038
Liabilities:
Mortgage note payable, net	$12,566,984	$12,642,798
Below-market lease, net	2,331,216	2,367,812
Other liabilities	434,467	287,989
Total liabilities	15,332,667	15,298,599
Total equity	13,509,995	13,827,439
Total liabilities and equity	$28,842,662	$29,126,038

	Three Months Ended March 31,
	2024	2023
Income	$693,195	$666,146
Expenses:
Depreciation and amortization	259,825	267,052
Other expenses	202,194	189,729
Total expenses	462,019	456,781
Operating income	231,176	209,365
Interest expense	129,602	131,325
Net income	$101,574	$78,040
NOTE 5. INVESTMENT IN PREFERRED STOCK
The Company’s investment in preferred stock as of March 31, 2024 and December 31, 2023 is as follows:

	Preferred Stock
	March 31, 2024	December 31, 2023
Fair value of GIPR preferred shares	$—	$11,038,658
On August 10, 2023, the Company disposed of 13 properties consisting of 11 retail properties and two office properties in a sale to Generation Income Properties, Inc. (NASDAQ: GIPR) (“GIPR”). These 13 properties were sold for $42,000,000 with $30,000,000 paid in cash and the remaining $12,000,000 paid in 2,400,000 shares of GIPR's newly-created Series A Redeemable Preferred Stock (the “GIPR Preferred Stock”) with a liquidation preference of $5.00 per share and an annual dividend yield of 9.5% from August 10, 2023 to August 9, 2024, and an annual dividend rate of 12.0% thereafter.
The investment in GIPR Preferred Stock did not qualify as a variable interest entity since GIPR is a publicly owned REIT with a majority of independent directors. The Company's investment allowed no voting or control over GIPR, therefore, consolidation was not required. The Company elected to record its investment in preferred stock at fair value. The fair value of the GIPR Preferred Stock at the closing date of the sale of the Company's 13 properties was included in the net proceeds from sale to determine the loss on sale.

On December 29, 2023, GIPR notified the Company of its intent to exercise its right to redeem all 2,400,000 shares of the GIPR Preferred Stock for 2,794,597 shares of GIPR common stock (the “GIPR Common Stock”) on January 31, 2024. On December 29, 2023, the Company’s board of directors declared a distribution of 0.28 shares of GIPR Common Stock for each share of the Company’s Common Stock or Class C OP Units held as of the record date of January 17, 2024. GIPR redeemed all 2,400,000 shares of the GIPR Preferred Stock on January 31, 2024 based on the (i) product of the volume weighted average price per share of GIPR common stock for the 60 days of trading prior to GIPR's redemption notice which was $3.9036 per share and (ii) 110% resulting in $4.2940 per share. The GIPR Preferred Stock liquidation value of $12,000,000 divided by the price per share of $4.2940 resulted in 2,794,597 GIPR shares of Common Stock issued to the Company on January 31, 2024.
Consistent with treatment of the GIPR Preferred Stock, the Company recorded the investment in GIPR Common Stock at fair value. The Company then made an immediate distribution of the majority of GIPR's shares of Common Stock to the Company’s stockholders and holders of Class C OP Units as of the January 17, 2024 record date based on the distribution ratio of 0.28 GIPR shares for each share of the Company’s Class C Common Stock or unit of Class C OP Units resulting in 2,623,153 shares distributed. The value of the 171,444 shares of GIPR Common Stock retained by the Company is included in prepaid expenses and other assets in the Company's balance sheet as of March 31, 2024 (see Note 6 for additional details).
NOTE 6. OTHER BALANCE SHEET DETAILS
Tenant Deferred Rent and Other Receivables
As of March 31, 2024 and December 31, 2023, tenant deferred rent and other receivables consisted of the following:

	March 31, 2024	December 31, 2023
Straight-line rent	$14,161,661	$12,474,137
Tenant rent and billed reimbursements	276,981	107,635
Unbilled tenant reimbursements	119,305	212,796
Total	$14,557,947	$12,794,568
Prepaid Expenses and Other Assets
As of March 31, 2024 and December 31, 2023, prepaid expenses and other assets were comprised of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses and other receivables and assets	$2,300,986	$1,897,285
Construction advances (1)	1,352,355	1,352,355
Investment in GIPR common stock (2)	656,631	—
Deferred financing costs on credit facility revolver	656,989	748,662
Deferred tenant allowance	154,082	174,919
Total	$5,121,043	$4,173,221
(1)    The balance as of March 31, 2024 and December 31, 2023 represents advances for improvements to be made to the Lindsay property in Franklinton, North Carolina.
(2)    During April 2024, the Company sold 102,446 shares of GIPR Common Stock for aggregate net proceeds of $389,807.

Accounts Payable, Accrued and Other Liabilities
As of March 31, 2024 and December 31, 2023, accounts payable, accrued and other liabilities were comprised of the following:

	March 31, 2024	December 31, 2023
Accounts payable	$578,894	$562,647
Accrued expenses	855,425	1,202,115
Accrued interest payable	357,547	358,777
Unearned rent	1,428,474	2,076,300
Security deposits	469,409	82,981
Lease incentive obligation	162,065	186,688
Total	$3,851,814	$4,469,508
NOTE 7. DEBT
The breakdown of debt as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Mortgage notes payable, net	$30,990,813	$31,030,241
Credit facility:
Term loan, net	248,631,103	248,508,515
Total	$279,621,916	$279,538,756
Mortgage Notes Payable, Net
As of March 31, 2024 and December 31, 2023, the Company’s mortgage notes payable consisted of the following:

Collateral	2024 Principal Amount	2023 Principal Amount	Interest Rate (1)	Loan Maturity
Costco property	$18,803,337	$18,850,000	4.85%	1/01/2030
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	11/01/2029
Total mortgage notes payable	31,153,337	31,200,000
Less unamortized deferred financing costs	(162,524)	(169,759)
Mortgage notes payable, net	$30,990,813	$31,030,241
(1)Represents the contractual interest rate in effect under the mortgage note payable as of March 31, 2024.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$31,153,337	$30,990,813	$27,814,826	$31,200,000	$31,030,241	$27,999,621
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

Credit Facility, Net
The Company's Operating Partnership entered into an agreement for a line of credit (the ‘‘Credit Agreement’’) on January 18, 2022, which was amended on October 21, 2022, primarily to increase the line of credit. The Credit Agreement currently provides a $400,000,000 line of credit comprised of a $150,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the ‘‘Revolver’’) and a $250,000,000 five-year term loan (the ‘‘Term Loan’’ and together with the ‘‘Revolver,’’ the ‘‘Credit Facility’’) with KeyBank and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), including KeyBank as Agent for the Lenders (in such capacity, the ‘‘Agent’’). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.
The Credit Facility includes an accordion option that allows the Company to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. The Company's Revolver and Term Loan’s maturity is in January 2026 and in January 2027, respectively, with options to extend the Revolver for a total of 12 months.
On December 20, 2022, the Credit Agreement was again amended to allow the Company to draw on the additional $100,000,000 Term Loan commitment up to five times by April 19, 2023, in exchange for a quarterly unused fee. The $100,000,000 Term Loan commitment was fully drawn by April 19, 2023 and unused fees amounted to $92,569 during the three months ended March 31, 2023.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company's actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 48% as of December 31, 2023, the spread over the secured overnight financing rate (‘‘SOFR’’), including a 10-basis point credit adjustment, is 185 basis points and the interest rate on the Revolver was 7.1625% on March 31, 2024; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred total unused fees of $94,792 and $93,667 for the three months ended March 31, 2024 and 2023, respectively.
On May 10, 2022, the Company entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to its original $150,000,000 Term Loan. The Company has begun to explore, and intends to further explore, various alternatives available to extend or restructure the cancellation option. The swap agreement resulted in a fixed interest rate of 4.058% on the Term Loan based on the Company's leverage ratio of 48% as of March 31, 2024.
On October 26, 2022, the Company entered into a second swap agreement, effective from November 30, 2022 to November 30, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to its expanded Term Loan. The Company has begun to explore, and intends to further explore, various alternatives available to extend or restructure the cancellation option. The swap agreement resulted in a fixed interest rate of 5.240% on the additional $100,000,000 borrowed under the expanded Term Loan based on the Company's leverage ratio of 48% as of March 31, 2024.
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

Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of March 31, 2024.
Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of March 31, 2024:

	Mortgage Notes	Credit Facility
	Payable	Revolver	Term Loan	Total
April through December 2024	$222,967	$—	$—	$222,967
2025	543,886	—	—	543,886
2026	568,370	—	—	568,370
2027	593,972	—	250,000,000	250,593,972
2028	618,278	—	—	618,278
Thereafter	28,605,864	—	—	28,605,864
Total principal	31,153,337	—	250,000,000	281,153,337
Less: deferred financing costs, net	(162,524)	—	(1,368,897)	(1,531,421)
Net principal	$30,990,813	$—	$248,631,103	$279,621,916
Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized gain on interest rate swaps for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Mortgage notes payable:
Interest expense	$347,142	$471,939
Amortization of deferred financing costs	7,235	7,235
Credit facility:
Interest expense	4,507,294	2,388,935
Unused commitment fees	94,792	186,236
Amortization of deferred financing costs	214,261	214,261
Swap derivatives:
Derivative cash settlements (1)	(1,670,732)	(1,074,085)
Unrealized loss on interest rate swap valuation for first swap (2)	3,804	1,144,018
Amortization of unrealized (gain) loss interest rate swap valuation (2)	(253,093)	(250,311)
Unrealized (gain) loss on interest rate swap valuation for second swap (3)	(1,040,075)	828,476
Other	96,521	102,088
Interest expense, net	$2,307,149	$4,018,792
(1)    The Company entered into two swap transaction instruments for (i) its original $150,000,000 Credit Facility Term Loan (first swap) effective May 31, 2022 and (ii) its additional $100,000,000 Term Loan commitment (second swap) effective November 30, 2022, as described in Note 8.

(2)    Due to the Company's $150,000,000 derivative instrument's failure to qualify as a cash flow hedge because it was deemed ineffective for the three months ended March 31, 2024 and 2023 as described in Note 8, the $3,804 and $1,144,018 losses on the swap valuation for the three months ended March 31, 2024 and 2023, respectively, are recognized as an increase in interest expense. Furthermore, the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in operating partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the loan agreement (see Note 8 for more details).
(3)    The Company's $100,000,000 derivative instrument was not designated as a cash flow hedge and, therefore, the $(1,040,075) gain and $828,476 loss on the valuation of this swap for the three months ended March 31, 2024 and 2023, respectively, are reflected as a (reduction) increase in interest expense (see Note 8 for more details).
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement on May 10, 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150,000,000 Term Loan. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of July 1, 2022 as a cash flow hedge which was effective through December 31, 2022. The derivative instrument failed to qualify as a cash flow hedge during the year ended December 31, 2023 and the three months ended March 31, 2024 as described below.
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
The Company has begun to explore, and intends to further explore, various alternatives available to extend or restructure both cancellation options discussed above.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2024 and December 31, 2023:

	March 31, 2024					December 31, 2023
Interest Rate Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate (ii)	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate	Fixed Pay Rate (ii)	Weighted Average Remaining Term
Non-designated	2	$250,000,000	USD - SOFR	4.43%	2.75 years	2	$250,000,000	USD - SOFR	4.53%	3.0 years
(i)The notional amount of the Company’s swaps correspond to the principal balance on the Term Loan. The minimum notional amount (outstanding principal balance at the maturity date) as of March 31, 2024 and December 31, 2023 was $250,000,000.
(ii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases above 50%.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value	Change in Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	2	$3,533,656	1	$2,970,733	$562,923
Interest Rate Swap	Liability - Interest rate swap derivatives, at fair value	—	$—	1	$(473,348)	$473,348

The interest rate swap derivative on the original $150,000,000 Term Loan was designated as a cash flow hedge for financial accounting purposes from July 1, 2022 through December 31, 2022. Based on the Company's prospective effectiveness testing of the derivative instrument during each of the quarters in the fifteen months ended March 31, 2024, the derivative instrument failed to qualify as a cash flow hedge because the swap was deemed ineffective due to the potential for a reduced term of the swap that could result from the cancellation option described above as compared with the maturity of the Term Loan.
As a result, the net change in fair value of the first Term Loan swap resulted in a losses of $3,804 and $1,144,018 for the three months ended March 31, 2024 and 2023, respectively. These amounts were recorded as a component of interest expense and resulted in increases to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively. Interest expense was also reduced by the $253,092 and $253,311 amortization of the unrealized gain on this swap for the three months ended March 31, 2024 and 2023, respectively, as further described below.
Due to the above $150,000,000 Term Loan derivative instrument's failure to qualify as a cash flow hedge for the five quarterly periods ended March 31, 2024, the unrealized gain on interest rate swap derivative of $4,105,103 as of December 31, 2022 (recorded in the Company's financial statements as follows: (i) $3,502,616 of accumulated other comprehensive income and (ii) $602,487 of noncontrolling interest in operating partnership) is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the swap agreement. There is no income tax expense resulting from this amortization.
As of March 31, 2024, the Company's unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company's consolidated balance sheet amounted to $2,836,860. The Company estimates that $764,840 of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations over the next nine months in 2024.
The second interest rate swap derivative on the additional $100,000,000 Term Loan was not designated as a cash flow hedge for financial accounting purposes. The (increase) decrease in the fair value of $(1,040,075) and $828,476 for the three months ended March 31, 2024 and 2023, respectively, were recorded as unrealized (gain) and loss, respectively, on interest rate swap valuation and reflected as a (reduction) increase in interest expense in the Company's accompanying unaudited condensed consolidated statements of operations. The unrealized gain during the three months ended March 31, 2024 reflects an overall increase in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date).
NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of March 31, 2024 and December 31, 2023, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.84375 per share each year, which is equivalent to the rate of 7.375% of the $25 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. Except in limited circumstances relating to the Company's qualification as a REIT for U.S. federal income tax purposes, and as described in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Series A Preferred Stock is not redeemable prior to September 17, 2026.

On and after September 17, 2026, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company's option, at a cash redemption price of $25 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the Articles Supplementary), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole or in part, (i) after the first date on which the Delisting Event occurred or (ii) on, or within 120 days after, the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date.
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C Common Stock have not been met as of March 31, 2024.
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
Series A Preferred Stock Dividends
Dividends on the Company's Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share each quarter) to holders of Series A Preferred Stock, which is equivalent to 7.375% of the $25 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.
On March 1, 2024 and March 9, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarters of 2024 and 2023. The amounts were accrued as of March 31, 2024 and 2023 and were paid on April 15, 2024 (see Note 14) and April 17, 2023, respectively.
Common Stock Offerings
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

On November 13, 2023, the Company filed Supplement No. 1 to the ATM Prospectus to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name. During January 2024, the Company sold and issued 76,991 shares of Class C Common Stock for $1,137,028 net of sales commissions of $23,205, resulting in net proceeds of $933,364 for the three months ended March 31, 2024, after legal, accounting, investor relations and other offering costs of $203,664.
On March 12, 2024, the Company filed Post-Effective Amendment No. 2 on Form S-11 for the purpose of converting the Registration Statement on Form S-3 into Registration Statement on Form S-11 because, upon filing the Company's Annual Report on Form 10-K for the year ending December 31, 2023, the Company was no longer eligible to use Form S-3. The Post-Effective Amendment No. 2 on Form S-11 includes an aggregate of 4,000,000 shares of Class C Common Stock to be issued pursuant to the Company's DRP, and 395,457 of those shares of common stock have been issued through March 31, 2024. The Company Post-Effective Amendment No. 2 on Form S-11 became effective on March 21, 2024.
Common Stock Distributions
Aggregate distributions declared per share of Class C Common Stock were $0.2875 for both the three months ended March 31, 2024 and 2023, which reflect an annualized distribution rate of $1.15 per share for both quarters.
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board of directors' services for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
Board of Directors Compensation	2024	2023
Payments for services rendered	$60,000	$67,500
Value of shares issued for services rendered	67,500	82,500
Total	$127,500	$150,000

Number of shares issued for services rendered	4,020	7,761
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
On April 4, 2023, Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code and Mr. McWilliams was appointed as Kalera’s independent director as Kalera continued to operate its business while in bankruptcy. Mr. McWilliams served as Kalera Inc.’s independent director from April 2023 until December 2023 and recused himself from any matters that related to the Company’s property in Saint Paul, Minnesota which was previously leased to Kalera (see in Note 11 for additional information on the Saint Paul, Minnesota property).
Related Party Transactions with Unconsolidated Investment in a Real Estate Property

	Three Months Ended March 31,
	2024	2023
TIC Interest management fee	$65,993	$65,993
Company's share in the management fee	$47,984	$47,984

NOTE 11. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company's property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of March 31, 2024, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company's consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of March 31, 2024 and December 31, 2023, the Company had obligations to pay $2,355,380 and $2,439,098, respectively, for on-site building and tenant improvements to be incurred by tenants.
Legal Matters
From time-to-time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. Except for the Kalera bankruptcy proceeding, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
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
On October 31, 2023, Kalera filed a motion with the bankruptcy court to reject the Company’s lease and abandon all of its property located at the premises effective as of October 31, 2023, subject to approval of the motion by the bankruptcy court. On November 21, 2023, the Company filed (i) a limited objection to retroactive rejection of its lease and (ii) a motion to compel Kalera to pay post-petition rent and related charges with the bankruptcy court. The Company and Kalera entered into a settlement agreement for these claims on March 18, 2024, which was approved by the bankruptcy court on April 12, 2024. Kalera’s October 31, 2023 motion to reject the Company’s lease remains subject to bankruptcy court approval.

NOTE 12. OPERATING PARTNERSHIP UNITS
Prior to March 31, 2024, the Company had issued three types of units of limited partnership interest in the Operating Partnership (“Class M OP Units,” “Class P OP Units,” and “Class R OP Units”), all of which automatically converted to units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”), and some of which were then exchanged for the Company's Class C Common Stock as of and for the three months ended March 31, 2024.
The following table shows the conversion of the various OP Units described above into Class C OP Units as of and for the three months ended March 31, 2024, the number of Class C OP Units exchanged for Class C Common Stock and outstanding Class C OP Units:

OP Units	OP Units Issued	Conversion Ratio	Class C OP Units Issued	Exchanged for Class C Common Stock	Outstanding Class C OP Units
Class M	657,950	1.666667	1,096,583	709,994	386,589
Class P	56,029	1.666667	93,382	56,592	36,790
Class R	316,343	2.500000	790,858	143,333	647,525
Total	1,030,322		1,980,823	909,919	1,070,904
The Class C OP Units are exchangeable for the Company’s shares of Class C Common Stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company.
For the three months ended March 31, 2024, $88,783 was charged to stock compensation expense for the final vesting of the Class P OP Units and $1,222,219 was charged to stock compensation expense for the final vesting of the Class R OP Units.
There are no other stock-based incentive compensation programs in place for employees.
The total stock compensation expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Class P OP Units	$88,783	$88,783
Class R OP Units - Time Vested Units	488,887	488,886
Class R OP Units - Performance Vested Units	733,332	—
Class C Common Stock issued to the board of directors for services (see Note 10)	67,500	82,500
Total	$1,378,502	$660,169
Additional Exchanges of Class C OP Units
On February 15, 2024, the 1,312,382 Class C OP Units issued to Group of Trophy, LLC in January 2022 were assigned to its affiliate, First City Investment Group, LLC and on February 16, 2024, 656,191 of these Class C OP Units were exchanged for Class C Common Stock.
Distributions and Allocations
Class C OP Units received the following distributions and allocations of net (loss) income during the three months ended March 31, 2024 and 2023 as follows:

	Three Months Ended March 31,
	2024	2023
Class C OP Units distributions	$472,005	$377,298
Class C OP Units net income (loss) allocation	$912,864	$(816,199)

NOTE 13. EARNINGS (LOSS) PER SHARE
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the if-converted method to compute for the potential dilution that would occur if holders of Class C OP Units exercise their right to exchange for Class C Common Stock (see Note 12 for additional information).
The following table presents the computation of the Company's basic and diluted net (loss) income per share attributable to common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator - Basic:
Net income (loss)	$4,637,323	$(4,578,921)
Less: net (income) loss attributable to noncontrolling interest in Operating Partnership	(912,864)	816,199
Preferred stock dividends	(921,875)	(921,875)
Net income (loss) attributable to common stockholders	$2,802,584	$(4,684,597)

Numerator - Diluted:
Net income (loss)	$4,637,323	$(4,578,921)
Preferred stock dividends	(921,875)	(921,875)
Net income (loss) attributable to common stockholders and noncontrolling interests	$3,715,448	$(5,500,796)

Denominator:
Weighted average shares outstanding - basic	8,568,353	7,532,452
Operating Partnership Units - Class C	2,790,905	—
Weighted average shares outstanding - diluted	11,359,258	7,532,452

Earnings (loss) per share attributable to common stockholders:
Basic	$0.33	$(0.62)
Earnings (loss) per share attributable to common stockholders and noncontrolling interests:
Diluted	$0.33	$(0.62)
During the three months ended March 31, 2023, the weighted average dilutive effect of 2,818,689 shares related to units of limited partnership interest in the Operating Partnership discussed in Note 12 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the period then ended.

NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the accompanying unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On April 15, 2024, the Company paid its Series A Preferred Stock dividends of $921,875 for the first quarter of 2024, which were declared by the Company’s board of directors on March 1, 2024.
On May 1, 2024, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the second quarter of 2024, which are scheduled to be paid on July 15, 2024.
Common Stock and Class C OP Unit Distributions
On April 25, 2024, the Company’s paid its monthly distributions of $0.095833 per share to common stockholders and Class C OP Unit holders of record as of March 31, 2024, which were authorized by the Company's board of directors on November 6, 2023.
On March 1, 2024, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of April 30, 2024, May 31, 2024 and June 28, 2024, which will be paid on or about May 28, 2024, June 25, 2024 and July 25, 2024, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On May 1, 2024, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of July 31, 2024, August 30, 2024 and September 30, 2024, which will paid on or about August 26, 2024, September 25, 2024 and October 25, 2024, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
Real Estate Acquisition
On April 26, 2024, the Company entered into a letter of intent to acquire an industrial manufacturing property in a sale and leaseback transaction for $6,400,000 with a company that produces optical systems for the defense and aerospace industries. The property is located in the Tampa Florida metropolitan area and the tenant is expected to enter into a 20-year lease at an initial cap rate of 8.13% and a weighted average cap rate of 10.75%, with annual rent escalations of 2.85%. The Company defines “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property and defines “weighted average cap rate” as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property. The transaction remains subject to negotiation of a definitive purchase and sale agreement, completion of due diligence and customary closing conditions. The Company plans to fund this acquisition with available cash on hand. The seller is not affiliated with the Company or its affiliates.
Real Estate Disposition
On April 1, 2024, the Company entered into an amendment to the January 11, 2024 purchase and sale agreement with KB Home, a national homebuilder, for the sale of its office property located in Issaquah, Washington leased to Costco until July 31, 2025. As a result of the City of Issaquah’s setback requirements, the number of townhomes planned for the property had to be reduced. The Company and the homebuilder therefore agreed to reduce the sales price from $28,650,000 to $25,300,000, with the ability to increase the purchase price by $325,000 for each additional townhome the buyer can add to the development prior to closing. The buyer completed its due diligence on April 26, 2024 and deposited $1,407,500 into escrow on May 1, 2024, bringing the total non-refundable deposit to $1,432,500. Completing the sale remains subject to the buyer obtaining development approvals and the sale will not close until 15 days following the earlier of (a) buyer obtaining all necessary development approvals, or (b) tenant vacating the property, but not prior to February 1, 2025, and not later than August 15, 2025 unless extended. The amendment to the purchase and sale agreement provides that the buyer can extend the outside closing date up to three times for 60 days for each extension. The nonrefundable extension fee for the first extension is $300,000 with 50% applicable to the purchase price. The nonrefundable extension fees for the second and third extensions are $200,000 and$300,000, respectively, and none of these extension fees will be applicable to the purchase price. The buyer is not affiliated with the Company or its affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the accompanying unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.
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
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the Securities and Exchange Commission (the “SEC”) including the risks and uncertainties described in Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.
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

Overview
We are a Maryland corporation with issued and outstanding stock consisting of Series A Preferred Stock, listed on the NYSE under the symbol “MDV.PA,” and Class C Common Stock, listed on the NYSE under the symbol “MDV.” We currently own and manage single-tenant net-lease properties throughout the United States, which are primarily, but not exclusively, industrial properties. Our focus for future acquisitions is on critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen the nation's supply chains. We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2016. We believe that we have operated in conformity with the requirements for qualification as a REIT for U.S. federal income tax purposes. Since December 31, 2019, we have been internally managed.
The Company
We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of March 31, 2024, our real estate investment portfolio consisted of 42 properties as further described below. The net book value of our real estate investments as of March 31, 2024 was $479,551,079.
Details of our diversified portfolio of 42 operating properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), as of March 31, 2024 are as follows:
•38 industrial properties, which represent approximately 75% of the portfolio (expressed as a percentage of annualized base rent (“ABR”) as of March 31, 2024) and includes the TIC Interest, three office properties which represent approximately 14% of the portfolio by ABR and one retail property which represents approximately 11% of the portfolio by ABR;
•34% of the portfolio by ABR is leased by investment grade tenants;
•Weighted average remaining lease term (“WALT”), excluding tenant rights to extend leases, of approximately 13.9 years;
•Occupancy rate of 98%;
•Located in 15 states;
•Leased to 28 different commercial tenants doing business in 12 separate industries;
•Approximately 4.5 million square feet of aggregate leasable space, including the TIC Interest;
•An average leasable space per property of approximately 106,000 square feet; approximately 110,000 square feet per industrial property; approximately 73,000 square feet for our retail property and approximately 79,000 square feet per office property; and
•Outstanding mortgage notes payable balance of $31,153,337 for the two consolidated properties and credit facility term loan balance of $250,000,000.
On January 10, 2024 and February 28, 2024, we sold one industrial real estate property and one office real estate property with aggregate leasable area of 163,230 square feet for aggregate contract sales prices of $15,025,000 with net proceeds of $14,782,626 (net of commissions and closing costs) and net gains on sales of $3,187,806.
Recent Events and Uncertainties
There are continuing significant uncertainties in the market in which we operate related to inflation and interest rates, supply chain disruptions, and negative impacts associated with the violence and unrest in the Middle East, the ongoing Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia and Iran. Volatility in stock and bond markets, and particularly the uncertainty regarding if and when the Federal Reserve will cut interest rates may negatively impact our operating results, liquidity and sources of borrowings.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve interest rate policy, the impacts of the COVID-19 pandemic on office properties, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. We, our tenants and operating partners are impacted by currently elevated inflation and interest rates. While the rate of inflation has declined from historic highs, inflation remains above the Federal Reserve's 2% target and there is significant uncertainty over the future rate of inflation. Depending on the future course of inflation, as well as other macroeconomic factors, the Federal Reserve may refrain from reducing interest rates to try to rein in inflation, which actions could contribute to a recession and would negatively impact our future results due to higher borrowing costs on any future borrowing. As of March 31, 2024, 100% of our $281,200,000 outstanding debt is at fixed rates with a weighted average rate of 4.52% as a result of the swap agreements entered into in May 2022 and October 2022. However, these swap agreements are subject to cancellation on December 31, 2024 and we could be subject to increases in interest rates thereafter if we do not extend or restructure the cancellation options.

In addition, elevated interest rates would make the costs of future borrowing and refinancing of our current indebtedness more expensive for us. Any future uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. If we are not able to refinance our indebtedness on attractive terms, or at all, at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. However, we do not have any debt maturities prior to January 2027.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from our three office properties. We expect these impacts to be less significant to us because our real estate portfolio includes only three office properties, one of which, our office property in Issaquah, Washington is under contract to be sold as described in Note 14 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our office property in Rancho Cordova, California is leased to the State of California’s Office of Emergency Services (“OES”) until December 31, 2034.
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
We successfully negotiated lease extensions for three properties during 2023; however, changing circumstances may make future lease extensions more difficult. We have no leases expiring in the next 12 months.
Liquidity and Capital Resources
Generally, our cash requirements for property acquisitions, debt payments and refinancings, capital expenditures and other investments will be funded by bank borrowings through our Credit Facility, mortgage indebtedness on our properties, real estate property sales and internally generated funds, or potential offerings of shares of Class C Common Stock.
Purchases of properties in the near-term will be funded primarily with cash on hand and potential proceeds from dispositions of remaining non-core properties. In the future, we expect to sell additional shares of our Class C Common Stock, subject to market conditions. We have $150 million of borrowing capacity available under our Credit Facility (defined below) which we may utilize in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity, which could result in temporary increases in leverage.
Our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock and distributions on our Class C Common Stock will be funded by internally generated funds. We expect to have adequate liquidity to meet our cash requirements for the next 12 months and beyond.
Credit Facility and Mortgages
Modiv Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”), entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022, which was amended on October 21, 2022, and currently provides a $400,000,000 line of credit agreement comprised of a $150,000,000 four-year revolving line of credit (the ‘‘Revolver’’), which may be extended by up to 12 months subject to certain conditions, and a $250,000,000 five-year term loan (‘‘Term Loan’’) with KeyBank National Association (‘‘KeyBank’’) and the other lending institutions party thereto (collectively, the ‘‘Lenders’’), including KeyBank as Agent for the Lenders (in such capacity, the “Agent”), as further described in Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.
The Credit Facility includes an accordion option that allows us to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. The Revolver’s maturity is in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity is in January 2027.

The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 48% as of December 31, 2023, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points for the Revolver. Therefore, the interest rate on the Revolver was 7.1625% as of April 30, 2024; although there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $94,792 and $93,667 for the three months ended March 31, 2024 and 2023, respectively.
On May 10, 2022, we entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to our original $150,000,000 Term Loan. We granted the cancellation option because it reduced the swap rate by approximately 50 basis points. We have begun to explore, and intend to further explore, various alternatives available to extend or restructure the cancellation option. This swap agreement resulted in a fixed interest rate of 4.058% on our original $150,000,000 Term Loan based on our leverage ratio of 48% as of March 31, 2024, as described in Note 8 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
On October 26, 2022, we entered into a swap agreement, effective from November 30, 2022 to November 30, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to our expanded Term Loan. We granted the cancellation option because it reduced the swap rate by approximately 50 basis points. We have begun to explore, and intend to further explore, various alternatives available to extend or restructure the cancellation option. This swap agreement resulted in a fixed interest rate of 5.24% on the additional $100,000,000 borrowed under the expanded Term Loan based on our leverage ratio of 48% as of March 31, 2024, as described in Note 8 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
As of March 31, 2024 and December 31, 2023, the outstanding principal balance of our mortgage notes payable on the operating properties was $31,153,337 and $31,200,000, respectively, our Revolver outstanding principal balance was zero, and our Term Loan outstanding principal balance was $250,000,000 as of both balance sheet dates. As of March 31, 2024 and December 31, 2023, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,197,045 and $9,256,466, respectively, which is not included in our accompanying unaudited condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q.
Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our two mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of March 31, 2024.
Acquisitions and Sales of Real Estate Investments
Acquisitions:
We did not acquire any real estate property during the three months ended March 31, 2024.
On April 26, 2024, we entered into a letter of intent to acquire an industrial manufacturing property in a sale and leaseback transaction for $6,400,000 with a company that produces optical systems for the defense and aerospace industries. The property is located in the Tampa Florida metropolitan area and the tenant is expected to enter into a 20-year lease at an initial cap rate of 8.13% and a weighted average cap rate of 10.75%, with annual rent escalations of 2.85%. We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property and we define “weighted average cap rate” as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property. The transaction remains subject to negotiation of a definitive purchase and sale agreement, completion of due diligence and customary closing conditions. We plan to fund this acquisition with available cash on hand.
During the three months ended March 31, 2023, we acquired two industrial manufacturing real estate properties for $11,913,362. These properties are located in Princeton, Minnesota and Savage, Minnesota and had a weighted average lease term of approximately 12.9 years.

Dispositions:
Three Months Ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we sold two real estate properties (one industrial and one office) comprised of 163,230 square feet for aggregate contract sales prices of $15,025,000, with net proceeds of $14,782,626 (net of commissions and closing costs) and net gains on sales of $3,187,806 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of these dispositions).
We did not dispose any real estate property during the three months ended March 31, 2023.
Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have other plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of March 31, 2024 and December 31, 2023, we had obligations to pay $2,355,380 and $2,439,098, respectively, for future on-site building and tenant improvements to be incurred by tenants. We expect that such improvements will be funded with cash on hand, operating cash flow, borrowings under our Credit Facility or potential offerings of shares of Class C Common Stock.
In addition, we have identified approximately $859,223 of capital expenditures that are expected to be completed in the next 12 months which are not recoverable from tenants with double-net leases. These improvements will be funded from cash on hand or operating cash flows. More information on our properties and investments can be found in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flow Summary
The following table summarizes our cash flow activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$2,986,984	$2,784,870
Net cash used in investing activities	$14,681,483	$(12,120,523)
Net cash provided by financing activities	$(2,392,891)	$14,007,109
Cash Flows from Operating Activities
The increase in cash provided by operating activities of $202,114 primarily reflects an increase in rental income and decrease in property expenses during the first quarter of 2024, partially offset by an increase in interest expense.
Cash Flows from Investing Activities
The net cash provided by investing activities during the first three months of 2024 primarily reflects the net proceeds from two real estate property sales aggregating $14,782,626 during the quarter. There were no dispositions during the first quarter of 2023. The net cash used in investing activities for the three months of 2023 primarily reflects funds used for two acquisitions during the first quarter of 2023.
Cash Flows from Financing Activities
The net cash used in financing activities during the first three months of 2024 primarily reflects our dividends and distributions paid to preferred and common stockholders and Class C OP Unit holders, partially offset by net proceeds from offering of common stock. The net cash provided by financing activities during the first three months of 2023 primarily reflects our net borrowings of $17,000,000 from the Credit Facility, partially offset by funds used to repurchase common stock and dividends and distributions paid to preferred and common stockholders and Class C OP Unit holders.

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
For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to income or loss from operations, net income or loss and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. AFFO is useful in assisting management and investors in assessing our ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. Therefore, FFO and AFFO should not be viewed as a more prominent measure of performance than income or loss from operations, net income (loss) or cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
Neither the SEC, Nareit, nor any other applicable body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or Nareit may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure.

The following are the calculations of FFO and AFFO for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net income (loss) (in accordance with GAAP)	$4,637,323	$(4,578,921)
Preferred stock dividends	(921,875)	(921,875)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	3,715,448	(5,500,796)
FFO adjustments:
Depreciation and amortization of real estate properties	4,133,501	3,272,061
Amortization of lease incentives	(3,786)	88,570
Depreciation and amortization for unconsolidated investment in a real estate property	188,919	194,173
Impairment of real estate investment property	—	3,499,438
Gain on sale of real estate investments, net	(3,187,806)	—
FFO attributable to common stockholders and Class C OP Unit holders	4,846,276	1,553,446
AFFO adjustments:
Stock compensation	1,378,502	660,169
Deferred financing costs	221,496	195,212
Due diligence expenses, including abandoned pursuit costs	—	342,542
Amortization of deferred rents	(1,671,798)	(1,175,359)
Unrealized (gain) loss on interest rate swap valuation	(1,289,362)	1,722,185
Amortization of (below) above market lease intangibles, net	(211,599)	(196,282)
Decrease in fair value of investment in common stock	20,574	—
Other adjustments for unconsolidated investment in a real estate property	23,825	11,819
AFFO attributable to common stockholders and Class C OP Unit holders	$3,317,914	$3,113,732

Weighted Average Shares Outstanding:
Basic	8,568,353	7,532,452
Fully diluted (1)	11,359,258	10,351,141

FFO Per Share:
Basic	$0.57	$0.21
Fully diluted	$0.43	$0.15

AFFO Per Share:
Basic	$0.39	$0.41
Fully diluted	$0.29	$0.30
(1)    Includes the Class M OP Units which automatically converted to Class C OP Units on January 30, 2024, and Class P and Class R OP Units which automatically converted to Class C OP Units as of March 31, 2024, to compute the fully diluted weighted average number of shares.

Property Portfolio Information
Although we only have a single segment for financial reporting purposes, given our strategic initiative to focus solely on acquiring and operating industrial manufacturing properties, we are presenting the following information regarding our property portfolio to help investors better understand our strategic direction:
The following is a breakdown of our FFO and AFFO by property type for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Net income (loss) (in accordance with GAAP)	$4,086,953	$495,890	$194,658	$(140,178)	$4,637,323
Preferred stock dividends	—	—	—	(921,875)	(921,875)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	4,086,953	495,890	194,658	(1,062,053)	3,715,448
FFO adjustments:
Depreciation and amortization of real estate properties	3,279,932	808,902	44,667	—	4,133,501
Amortization of lease incentives	(3,786)	—	—	—	(3,786)
Depreciation and amortization for unconsolidated investment in a real estate property	188,919	—	—	—	188,919
Gain on sale of real estate investments, net	(3,178,860)	—	(8,946)	—	(3,187,806)
FFO attributable to common stockholders and Class C OP Unit holders	4,373,158	1,304,792	230,379	(1,062,053)	4,846,276
AFFO adjustments:
Stock compensation	—	—	—	1,378,502	1,378,502
Deferred financing costs	174,661	41,096	5,739	—	221,496
Deferred rents	(1,105,220)	(580,439)	13,861	—	(1,671,798)
Unrealized gain on interest rate swap valuation	—	—	—	(1,289,362)	(1,289,362)
Amortization of (below) above market lease intangibles, net	(211,599)	—	—	—	(211,599)
Decrease in fair value of investment in common stock	—	—	—	20,574	20,574
Other adjustments for unconsolidated investment in a real estate property	23,825	—	—	—	23,825
AFFO attributable to common stockholders and Class C OP Unit holders	$3,254,825	$765,449	$249,979	$(952,339)	$3,317,914

Weighted average shares outstanding:
Basic	8,568,353	8,568,353	8,568,353	8,568,353	8,568,353
Fully diluted (4)(5)	11,359,258	11,359,258	11,359,258	11,359,258	11,359,258

FFO Per Share:
Basic	$0.51	$0.15	$0.03	$(0.12)	$0.57
Fully diluted (4)(5)	$0.39	$0.11	$0.02	$(0.09)	$0.43

AFFO Per Share:
Basic	$0.38	$0.09	$0.03	$(0.11)	$0.39
Fully diluted (4)(5)	$0.28	$0.07	$0.02	$(0.08)	$0.29

(1)    We categorize Tactical Non-Core Assets as those assets that offer compelling value-add or opportunistic investment characteristics when measured over a near-term or interim holding period. We currently hold three such assets: (i) our tactical non-core acquisition of a leading KIA auto dealership located in a prime location in Los Angeles County acquired in January 2022, which was structured as an UPREIT transaction resulting in a favorable equity issuance of $32,809,550 of units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a cost basis of $25 per share; (ii) our 12-year lease with OES executed in January 2023 for one of our existing assets located in Rancho Cordova, California that includes an attractive purchase option; we expect to hear in the near-term if OES plans to exercise their option since the option period begins on May 1, 2024; and (iii) our property leased to Costco located in Issaquah, Washington which offers compelling redevelopment opportunities following Costco's lease expiration given its higher density infill location and the fact that the land is zoned to allow for multi-family development. We have entered into a purchase and sale agreement for the Costco property with KB Home, a national homebuilder (See Note 14 of our accompanying unaudited condensed consolidated financial statements for additional details of the potential sale).
(2)    Other non-core asset includes (1) one legacy office property leased to Solar Turbines and (2) the results from the legacy office property leased to Cummins which was sold on February 28, 2024 (see Note 3 of our accompanying unaudited condensed consolidated financial statements for additional details of this sale). We define legacy assets as those inherited through prior mergers and acquisitions activity and such assets that were acquired by different management teams utilizing different investment objectives or underwriting criteria.
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
(4)    Weighted average fully diluted shares outstanding includes the following:
(i)    8,568,353 shares of Class C Common Stock for the three months ended March 31, 2024;
(ii)    2,790,905 Operating Partnership Units for the three months ended March 31, 2024.
(5)    For the intraperiod allocation, we treat all component per share amounts as fully-diluted to correspond with the consolidated FFO and AFFO results reflected above.

The following is a breakdown of our accompanying unaudited condensed consolidated statement of operations by property type for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Income:
Rental income	$8,663,832	$2,757,676	$479,059	$—	$11,900,567
Management fee income	—	—	—	65,993	65,993
Total income	8,663,832	2,757,676	479,059	65,993	11,966,560

Expenses:
General and administrative	—	—	—	1,999,401	1,999,401
Stock compensation expense	—	—	—	1,378,502	1,378,502
Depreciation and amortization	3,279,932	808,902	44,667	—	4,133,501
Property expenses	535,562	331,346	117,074	—	983,982
Total expenses	3,815,494	1,140,248	161,741	3,377,903	8,495,386

Gain on sale of real estate investments	3,178,860	—	8,946	—	3,187,806
Operating income (loss)	8,027,198	1,617,428	326,264	(3,311,910)	6,658,980

Other (expense) income:
Interest income	—	—	—	123,839	123,839
Dividend income	—	—	—	108,373	108,373
Income from unconsolidated investment in a real estate property	73,854	—	—	—	73,854
Interest expense, including unrealized gain on interest rate swaps and net of derivative settlements (4)	(4,014,099)	(1,121,538)	(131,606)	2,960,094	(2,307,149)
Decrease in fair value of investment in common stock	—	—	—	(20,574)	(20,574)
Other (expense) income, net	(3,940,245)	(1,121,538)	(131,606)	3,171,732	(2,021,657)

Net income (loss)	4,086,953	495,890	194,658	(140,178)	4,637,323
Less: net income attributable to noncontrolling interest in Operating Partnership	—	—	—	(912,864)	(912,864)
Net income (loss) attributable to Modiv Industrial, Inc.	4,086,953	495,890	194,658	(1,053,042)	3,724,459
Preferred stock dividends	—	—	—	(921,875)	(921,875)
Net income (loss) attributable to common stockholders	$4,086,953	$495,890	$194,658	$(1,974,917)	$2,802,584
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other interest expense includes a net unrealized gain on interest rate swap valuation, including amortization, of $1,289,364 and derivative cash settlements of $1,670,732 (see Notes 7 and 8 of our accompanying unaudited condensed consolidated financial statements for details).

The following is a breakdown of our accompanying unaudited condensed consolidated balance sheet by property type as of March 31, 2024:

	As of March 31, 2024
	Industrial Core	Tactical Non-Core (1)	Other Non-Core (2)	Non-Property & Other (3)	Consolidated
Assets
Real estate investments:
Land	$58,986,797	$43,387,936	$2,483,960	$—	$104,858,693
Buildings and improvements	311,928,409	83,137,949	4,701,565	—	399,767,923
Equipment	4,429,000	—	—	—	4,429,000
Tenant origination and absorption costs	10,882,884	4,500,352	324,222	—	15,707,458
Total investments in real estate property	386,227,090	131,026,237	7,509,747	—	524,763,074
Accumulated depreciation and amortization	(39,697,586)	(14,367,018)	(970,509)	—	(55,035,113)
Total real estate investments, net, excluding unconsolidated investment in real estate property	346,529,504	116,659,219	6,539,238	—	469,727,961
Unconsolidated investment in a real estate property	9,823,118	—	—	—	9,823,118
Total real estate investments, net	356,352,622	116,659,219	6,539,238	—	479,551,079
Cash and cash equivalents	—	—	—	18,404,990	18,404,990
Tenant deferred rent and other receivables	9,916,712	4,602,599	38,636	—	14,557,947
Above-market lease intangibles, net	1,295,459	—	—	—	1,295,459
Prepaid expenses and other assets (4)	2,339,721	132,056	86,604	2,562,662	5,121,043
Interest rate swap derivatives	—	—	—	3,533,656	3,533,656
Total assets	$369,904,514	$121,393,874	$6,664,478	$24,501,308	$522,464,174

Liabilities and Equity
Mortgage notes payable, net	$12,238,788	$18,752,025	$—	$—	$30,990,813
Credit facility term loan, net	196,877,434	45,093,329	6,660,340	—	248,631,103
Accounts payable, accrued and other liabilities	1,572,116	890,155	107,340	1,282,203	3,851,814
Distributions payable	—	—	—	2,014,711	2,014,711
Below-market lease intangibles, net	8,638,505	—	—	—	8,638,505
Total liabilities	219,326,843	64,735,509	6,767,680	3,296,914	294,126,946

Commitments and contingencies

Total Modiv Industrial, Inc. equity, net of due to affiliates	150,577,671	56,658,365	(103,202)	(25,538,061)	181,594,773
Noncontrolling interests in the Operating Partnership	—	—	—	46,742,455	46,742,455
Total equity	150,577,671	56,658,365	(103,202)	21,204,394	228,337,228
Total liabilities and equity	$369,904,514	$121,393,874	$6,664,478	$24,501,308	$522,464,174
(1)-(3)    See footnotes (1) through (3) above.
(4)    Non-Property & Other prepaid expenses and other assets include deferred financing fees on our Revolver and prepaid directors and officers insurance.

Results of Operations
As of March 31, 2024, we owned 42 operating properties, including the TIC Interest. We acquired 12 industrial manufacturing properties during the first seven months of 2023. We sold two properties (one industrial and one office) during the first three months of 2024 and 14 properties (11 retail, two office and one flex) in August 2023. The operating results of the properties that were sold during the first two months of 2024 were included in our continuing results of operations for the three months ended March 31, 2024.
We expect that rental income, depreciation expense, and interest expense will increase for the full year of 2024 as compared with the full year of 2023, as a result of the 12 industrial manufacturing property acquisitions during 2023, which were partially offset by the sale of 16 properties completed in August 2023 and the first two months of 2024. Our results of operations for the three months ended March 31, 2024 may not be indicative of those expected for the full year of 2024.
Comparison of the three Months Ended March 31, 2024 to the three Months Ended March 31, 2023
Rental Income
Rental income, including tenant reimbursements, for the three months ended March 31, 2024 and 2023 was $11,900,567 and $10,311,182, respectively. The increase in rental income of $1,589,385, or 15%, as compared with the first three months of 2023 primarily reflects the rental income contribution from the addition of 12 industrial manufacturing properties acquired in 2023, partially offset by the decrease in rental income from the sale of two properties during the first two months of 2024 and 14 properties sold in August 2023. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The ABR of the operating properties owned as of March 31, 2024 was $39,861,024.
General and Administrative
General and administrative expenses were $1,999,401 and $1,908,055 for the three months ended March 31, 2024 and 2023, respectively. The increase of $91,346, or 5% quarter-over-quarter reflects $91,595 of non-recurring costs related to the distribution of GIPR's common stock to our stockholders for our transfer agent and legal fees. General and administrative expenses are expected to be lower in future quarters since the first quarter of each year includes higher costs for audit and tax professional fees, along with higher social security taxes for employees who reach the social security maximum tax during the first quarter.
Stock Compensation Expense
Stock compensation expense was $1,378,502 and $660,169 for the three months ended March 31, 2024 and 2023, respectively. The increase of $718,333 as compared with the first three months of 2023 reflects $733,332 related to our achievement of management’s performance target for FFO of $1.05 per diluted share for the year ended December 31, 2023. This resulted in the issuance of an additional 474,515 Class C OP Units as of March 31, 2024 upon the automatic conversion of our Class R OP Units based on a conversion ratio of 2.5 Class C OP Units for each Class R OP Unit. At this time, given there are no other stock incentive awards outstanding, there is no further stock compensation to expense in future periods.
Depreciation and Amortization
Depreciation and amortization expense was $4,133,501 and $3,272,061 for the three months ended March 31, 2024 and 2023, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $861,440, or 26% quarter-over-quarter primarily reflects an increase in depreciation of real estate properties acquired in 2023, partially offset by reductions due to properties sold in August 2023 and the first quarter of 2024, along with reductions in amortization of intangible lease assets during the three months ended March 31, 2024, due to the disposition of properties with acquired leases rather than leases initiated by us.

Property Expenses
Property expenses were $983,982 and $1,706,843 for the three months ended March 31, 2024 and 2023, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income. The decrease of $722,861, or 42% quarter-over-quarter primarily reflects decreases in repairs and maintenance and property taxes related to properties sold during August 2023 and the absence of due diligence expenses on abandoned pursuits, offset in part by an increase in non-recoverable environmental insurance expenses.
Impairment of Real Estate Investment Property
Impairment of real estate investment property amounted to $3,499,438 for the three months ended March 31, 2023. During the first quarter of 2023, we determined that the impairment charge was required based on the plan to sell our property in Nashville, Tennessee which was leased to Cummins and sold on February 28, 2024. The impairment charge represents the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the potential sale. We did not incur any impairment of real estate property charges for the first three months of 2024.
Gain on Sale of Real Estate Investments
The gain on sale of real estate investments of $3,187,806 for the three months ended March 31, 2024 relates to the gain on sale of two properties (one industrial property with a near-term lease expiration and one office property) which were sold during first three months of 2024 (see Note 3 of our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more details of the gain on sale of real estate investments). We did not dispose of any real estate property during the first three months of 2023.
Other Income (Expense)
Interest income was $123,839 and $53,695 for the three months ended March 31, 2024 and 2023, respectively, reflecting interest earned on the proceeds from the sale of two properties (one industrial and one office) sold during first two months of 2024 and higher interest rates earned on available cash and cash equivalents.
Dividend income was $108,373 and $0 for the three months ended March 31, 2024 and 2023, respectively, reflecting dividends received on our investment in GIPR preferred stock for the month of January 2024 and dividends received on the 171,444 shares of common stock issued by GIPR and retained by us as described in Notes 5 and 6 of our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income from unconsolidated investment in a real estate property, which reflects our approximate 72.7% TIC Interest in the Santa Clara, California property's results of operations, was $73,854 and $55,567 for the three months ended March 31, 2024 and 2023, respectively. The additional income primarily reflects an increase in common area maintenance recoveries.
Interest expense, including unrealized gain or loss on interest rate swaps and net of derivative settlements was $2,307,149 and $4,018,792 for the three months ended March 31, 2024 and 2023, respectively (see Note 7 of our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of the components of interest expense, net). The decrease of $1,711,643, or 43% quarter-over-quarter primarily reflects the net unrealized gain on swap valuations and related amortization of $1,289,364 during the three months ended March 31, 2024 compared with the net unrealized loss on swap valuations and related amortization of $1,722,183 during the first three months of 2023 and a $596,647 increase in derivative settlements quarter-over-quarter, partially offset by the $2,026,915 net increase in interest expense and unused commitment fees incurred on our Credit Facility due to larger balances outstanding during 2024 since the Term Loan was not fully drawn until April 2023. We have begun and intend to further explore various alternatives available to extend or restructure the cancellation option of our interest rate swaps.
The change in fair value of our investment in GIPR common stock of $20,574 reflects the decrease in the fair value of the common stock for the quarter ended March 31, 2024.

Dividends and Distributions
Preferred Dividends
On March 1, 2024, our board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarter of 2024, which was paid on April 15, 2024.
Common Stock Distributions
We have historically paid distributions on a monthly basis, and we paid our first distribution on August 10, 2016. The distribution rate is determined by the board of directors based on our financial condition and such other factors as the board of directors deems relevant. The board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders other than as necessary to meet REIT qualification requirements.
Beginning with distributions in 2022 when we listed our Class C Common Stock, distributions generally are declared during the month or two prior to the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The distribution rate details for the distribution periods from January 2024 to September 2024 are as follows:

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2024
January 1-31	$0.09583300	November 6, 2023	February 28, 2024
February 1-29	$0.09583300	November 6, 2023	March 25, 2024
March 1-31	$0.09583300	November 6, 2023	April 25, 2024
April 1-30	$0.09583300	March 1, 2024	May 28, 2024 (1)
May 1-31	$0.09583300	March 1, 2024	June 25, 2024 (1)
June 1-30	$0.09583300	March 1, 2024	July 25, 2024 (1)
July 1-31	$0.09583300	May 1, 2024	August 26, 2024 (1)
August 1-31	$0.09583300	May 1, 2024	September 25, 2024 (1)
September 1-30	$0.09583300	May 1, 2024	October 25, 2024 (1)
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 7, 2024. There have been no significant changes to our accounting policies during the three months ended March 31, 2024.
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
Subsequent Events
See Note 14 of our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to March 31, 2024 through the filing date of this report.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to implement this remediation plan to address the material control weakness described above.
PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
None.
For information regarding other legal matters, see Note 11 - Commitments and Contingencies - Legal Matters to our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024.
Item 1A.  Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, we issued an aggregate of 4,020 shares of Class C Common Stock to non-employee members of the board of directors for their service as board of directors' members during the first quarter of 2024. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Industrial, Inc. (f/k/a Modiv Inc.) (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Second Amended and Restated Bylaws of Modiv Industrial, Inc., adopted on March 9, 2023 (f/k/a Modiv Inc.) (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Modiv Inc. changing its name to Modiv Industrial, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 14, 2023)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

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
Date: May 2, 2024