Form 10-Q
period 2024-06-30
Modiv Industrial, Inc.
filed 2024-08-06
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, there were 9,494,401 shares of Class C Common Stock outstanding.

MODIV INDUSTRIAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Real estate investments:
Land	$104,858,693	$104,858,693
Buildings and improvements	399,880,932	399,666,781
Equipment	4,429,000	4,429,000
Tenant origination and absorption costs	15,707,458	15,707,458
Total investments in real estate property	524,876,083	524,661,932
Accumulated depreciation and amortization	(59,171,642)	(50,901,612)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	465,704,441	473,760,320
Unconsolidated investment in a real estate property	9,656,786	10,053,931
Total real estate investments, net, excluding real estate investments held for sale, net	475,361,227	483,814,251
Real estate investments held for sale, net	—	11,557,689
Total real estate investments, net	475,361,227	495,371,940
Cash and cash equivalents	18,869,651	3,129,414
Tenant deferred rent and other receivables	16,064,411	12,794,568
Above-market lease intangibles, net	1,276,959	1,313,959
Prepaid expenses and other assets	5,228,889	4,173,221
Investment in preferred stock	—	11,038,658
Interest rate swap derivatives	2,730,521	2,970,733
Other assets related to real estate investments held for sale	—	103,337
Total assets	$519,531,658	$530,895,830
Liabilities and Equity
Mortgage notes payable, net	$30,927,344	$31,030,241
Credit facility term loan, net	248,753,691	248,508,515
Accounts payable, accrued and other liabilities	3,728,094	4,469,508
Distributions payable	2,018,679	12,174,979
Below-market lease intangibles, net	8,408,406	8,868,604
Interest rate swap derivative	—	473,348
Other liabilities related to real estate investments held for sale	—	248,727
Total liabilities	293,836,214	305,773,922

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023 with an aggregate liquidation value of $50,000,000	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 9,825,586 shares issued and 9,482,076 shares outstanding as of June 30, 2024 and 8,048,110 shares issued and 7,704,600 shares outstanding as of December 31, 2023	9,825	8,048
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in-capital	337,780,646	292,617,486
Treasury stock, at cost, 343,510 shares held as of June 30, 2024 and December 31, 2023	(5,290,780)	(5,290,780)
Cumulative distributions and net losses	(147,660,654)	(145,551,586)
Accumulated other comprehensive income	2,140,570	2,658,170
Total Modiv Industrial, Inc. equity	186,981,607	144,443,338
Noncontrolling interests in the Operating Partnership	38,713,837	80,678,570
Total equity	225,695,444	225,121,908
Total liabilities and equity	$519,531,658	$530,895,830
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income:
Rental income	$11,343,521	$11,836,563	$23,244,088	$22,147,745
Management fee income	65,993	65,993	131,986	131,987
Total income	11,409,514	11,902,556	23,376,074	22,279,732

Expenses:
General and administrative	1,418,893	1,597,776	3,418,294	3,505,831
Stock compensation expense	67,500	660,170	1,446,002	1,320,339
Depreciation and amortization	4,136,528	3,956,334	8,270,029	7,228,394
Property expenses	694,043	1,527,868	1,678,025	3,234,712
Impairment of real estate investment property	—	—	—	3,499,438
Total expenses	6,316,964	7,742,148	14,812,350	18,788,714

Gain on sale of real estate investments, net	—	—	3,187,806	—
Operating income	5,092,550	4,160,408	11,751,530	3,491,018

Other income (expense):
Interest income	197,883	216,841	321,722	270,535
Dividend income	4,955	—	113,328	—
Income from unconsolidated investment in a real estate property	74,211	72,773	148,065	128,340
Interest expense, including unrealized gain or loss on interest rate swaps and net of derivative settlements	(4,103,350)	179,931	(6,410,499)	(3,838,861)
Loss on sale of investment in common stock	(4,513)	—	(4,513)	—
Decrease in fair value of investment in common stock	—	—	(20,574)	—
Other (expense) income, net	(3,830,814)	469,545	(5,852,471)	(3,439,986)

Net income	1,261,736	4,629,953	5,899,059	51,032
Less: net loss (income) attributable to noncontrolling interests in Operating Partnership	63,181	(649,643)	(849,683)	166,556
Net income attributable to Modiv Industrial, Inc.	1,324,917	3,980,310	5,049,376	217,588
Preferred stock dividends	(921,875)	(921,875)	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders	$403,042	$3,058,435	$3,205,626	$(1,626,162)

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.41	$0.36	$(0.22)
Net income (loss) per share attributable to common stockholders and noncontrolling interests:
Diluted	$0.03	$0.35	$0.36	$(0.22)

Weighted-average number of common shares outstanding:
Basic	9,441,485	7,532,106	9,002,819	7,532,080
Diluted	11,419,115	10,638,311	11,389,106	7,532,080

Distributions declared per common share	$0.2875	$0.2875	$0.5750	$0.5750
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,261,736	$4,629,953	$5,899,059	$51,032
Other comprehensive loss: cash flow hedge adjustment
Add: Amortization of unrealized holding gain on interest rate swap	(253,093)	(253,093)	(506,186)	(503,404)
Comprehensive income (loss)	1,008,643	4,376,860	5,392,873	(452,372)

Net loss (income) attributable to noncontrolling interest in Operating Partnership	63,181	(649,643)	(849,683)	166,556
Other comprehensive loss attributable to noncontrolling interest in Operating Partnership: cash flow hedge adjustment
Add: Amortization of unrealized holding gain on interest rate swap	43,873	44,341	106,058	81,482
Comprehensive loss (income) attributable to noncontrolling interest in Operating Partnership	107,054	(605,302)	(743,625)	248,038
Comprehensive income (loss) attributable to Modiv Industrial, Inc.	$1,115,697	$3,771,558	$4,649,248	$(204,334)
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Equity
Three Months Ended June 30, 2024 and 2023
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock (“CS”)			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, March 31, 2024	2,000,000	$2,000	9,732,805	$9,733	$336,284,720	(343,510)	$(5,290,780)	$(145,342,118)	$2,335,701	$187,999,256	$40,337,972	$228,337,228
Issuance of common stock - distribution reinvestments	—	—	36,626	36	489,898	—	—	—	—	489,934	—	489,934
Exchange for Class C OP Units to common stock	—	—	51,381	51	1,015,931	—	—	—	12,819	1,028,801	(1,028,801)	—
Stock compensation expense	—	—	4,774	5	67,495	—	—	—	—	67,500	—	67,500
Dividends declared, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(2,721,578)	—	(2,721,578)	(564,408)	(3,285,986)
Net income	—	—	—	—	—	—	—	1,324,917	—	1,324,917	(63,181)	1,261,736
Other comprehensive income	—	—	—	—	—	—	—	—	(209,220)	(209,220)	(43,873)	(253,093)
Adjustment to noncontrolling interests	—	—	—	—	(77,398)	—	—	—	1,270	(76,128)	76,128	—
Balance, June 30, 2024	2,000,000	$2,000	9,825,586	$9,825	$337,780,646	(343,510)	$(5,290,780)	$(147,660,654)	$2,140,570	$186,981,607	$38,713,837	$225,695,444

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock (“CS”)			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, March 31, 2023	2,000,000	$2,000	7,822,940	$7,823	$279,565,984	(254,618)	$(4,211,300)	$(124,790,431)	$3,289,446	$153,863,522	$80,052,419	$233,915,941
Issuance of common stock -distribution reinvestments	—	—	46,062	46	589,297	—	—	—	—	589,343	—	589,343
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	—	5,175,285	5,175,285
Stock compensation expense	—	—	5,500	6	82,494	—	—	—	—	82,500	—	82,500
OP Units compensation expense	—	—	—	—	577,670	—	—	—	—	577,670	—	577,670
Repurchase of common stock	—	—	—	—	—	(88,892)	(1,079,480)	—	—	(1,079,480)	—	(1,079,480)
Dividends, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(2,163,032)	—	(2,163,032)	(459,955)	(2,622,987)
Net loss	—	—	—	—	—	—	—	3,980,310	—	3,980,310	649,643	4,629,953
Other comprehensive income	—	—	—	—	—	—	—	—	(208,752)	(208,752)	(44,341)	(253,093)
Balance, June 30, 2023	2,000,000	$2,000	7,874,502	$7,875	$280,815,445	(343,510)	$(5,290,780)	$(123,895,028)	$3,080,694	$154,720,206	$85,373,051	$240,093,257
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock (“CS”)			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2023	2,000,000	$2,000	8,048,110	$8,048	$292,617,486	(343,510)	$(5,290,780)	$(145,551,586)	$2,658,170	$144,443,338	$80,678,570	$225,121,908
Issuance of common stock - distribution reinvestments	—	—	74,200	74	1,035,821	—	—	—	—	1,035,895	—	1,035,895
ATM offering of common stock, net (Note 9)	—	—	76,991	77	933,286	—	—	—	—	933,363	—	933,363
Exchange for Class C OP Units to common stock	—	—	1,617,491	1,617	41,825,458	—	—	—	(118,742)	41,708,333	(41,708,333)	—
Stock compensation expense	—	—	8,794	9	134,991	—	—	—	—	135,000	—	135,000
OP Units compensation expense	—	—	—	—	1,311,002	—	—	—	—	1,311,002	—	1,311,002
Dividends declared, preferred stock	—	—	—	—	—	—	—	(1,843,750)	—	(1,843,750)	—	(1,843,750)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(5,314,694)	—	(5,314,694)	(1,076,153)	(6,390,847)
Net income	—	—	—	—	—	—	—	5,049,376	—	5,049,376	849,683	5,899,059
Other comprehensive income	—	—	—	—	—	—	—	—	(400,128)	(400,128)	(106,058)	(506,186)
Adjustment to noncontrolling interests	—	—	—	—	(77,398)	—	—	—	1,270	(76,128)	76,128	—
Balance, June 30, 2024	2,000,000	$2,000	9,825,586	$9,825	$337,780,646	(343,510)	$(5,290,780)	$(147,660,654)	$2,140,570	$186,981,607	$38,713,837	$225,695,444

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock ("CS")			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2022	2,000,000	$2,000	7,762,506	$7,762	$278,339,020	(250,153)	$(4,161,618)	$(117,938,876)	$3,502,616	$159,750,904	$81,283,056	$241,033,960
Issuance of common stock -distribution reinvestments	—	—	98,735	99	1,156,100	—	—	—	—	1,156,199	—	1,156,199
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	—	5,175,285	5,175,285
Stock compensation expense	—	—	13,261	14	164,986	—	—	—	—	165,000	—	165,000
OP Units compensation expense	—	—	—	—	1,155,339	—	—	—	—	1,155,339	—	1,155,339
Repurchase of common stock	—	—	—	—	—	(93,357)	(1,129,162)	—	—	(1,129,162)	—	(1,129,162)
Dividends, preferred stock	—	—	—	—	—	—	—	(1,843,750)	—	(1,843,750)	—	(1,843,750)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(4,329,990)	—	(4,329,990)	(837,252)	(5,167,242)
Net loss	—	—	—	—	—	—	—	217,588	—	217,588	(166,556)	51,032
Other comprehensive income	—	—	—	—	—	—	—	—	(421,922)	(421,922)	(81,482)	(503,404)
Balance, June 30, 2023	2,000,000	$2,000	7,874,502	$7,875	$280,815,445	(343,510)	$(5,290,780)	$(123,895,028)	$3,080,694	$154,720,206	$85,373,051	$240,093,257
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$5,899,059	$51,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,270,029	7,228,394
Stock compensation expense	1,446,002	1,320,339
Amortization of deferred rents	(3,093,868)	(2,755,717)
Amortization of deferred lease incentives	(2,588)	177,140
Write-offs and amortization of deferred financing costs and premium/discount	442,992	390,426
Amortization of (below) above market lease intangibles, net	(423,198)	(392,184)
Impairment of real estate investment property	—	3,499,438
Decrease in fair value of investment in common stock	20,574	—
Gain on sale of real estate investments	(3,187,806)	—
Unrealized gain on interest rate swap valuation	(739,322)	(1,986,415)
Income from unconsolidated investment in a real estate property	(148,065)	(128,340)
Distributions from unconsolidated investment in a real estate property	545,210	124,414
Change in operating assets and liabilities:
Increase in tenant deferred rent and other receivables	(156,188)	(81,200)
(Increase) decrease in prepaid expenses and other assets	(210,119)	144,778
Decrease in accounts payable, accrued and other liabilities	(965,513)	(302,997)
Net cash provided by operating activities	7,697,199	7,289,108

Cash Flows from Investing Activities:
Acquisitions of real estate investments	—	(93,757,187)
Additions to existing real estate investments	(214,150)	(421,576)
Net proceeds from sale of real estate investments	14,782,626	—
Purchase deposits, net	(1,000,000)	(1,687,800)
Net proceeds from sale of investment in common stock	652,118	—
Payment of lease incentives	—	(10,815)
Net cash provided by (used in) investing activities	14,220,594	(95,877,378)

Cash Flows from Financing Activities:
Borrowings from credit facility term loan	—	100,000,000
Repayments of credit facility revolver, net	—	(3,000,000)
Principal payments on mortgage notes payable	(117,367)	(153,653)
Proceeds from offering of common stock, net	884,977	—
Repurchases of common stock	—	(1,129,162)
Dividends paid to preferred stockholders	(1,843,750)	(1,843,750)
Distributions paid to common stockholders and Class C OP Unit holders	(5,101,416)	(3,981,704)
Net cash (used in) provided by financing activities	(6,177,556)	89,891,731
Net increase in cash and cash equivalents	15,740,237	1,303,461
Cash and cash equivalents, beginning of period	3,129,414	8,608,649
Cash and cash equivalents, end of period	$18,869,651	$9,912,110

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,632,661	$5,148,297

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Six Months Ended June 30,
	2024	2023
Supplemental Schedule of Noncash Investing and Financing Activities:
Distribution of GIPR common stock to Class C Common Stock and Class C OP Units	$10,361,454	$—
Receipt of GIPR common stock in exchange of GIPR preferred stock	$(11,038,658)	$—
Conversion of Classes M, P and R OP Units to Class C OP Units	$(17,704,879)	$—
Exchange of Class C OP Units for Class C Common Stock	$59,413,212	$—
Issuance of Class C OP Units in the acquisition of a real estate investment	$—	$5,175,284
Reinvested distributions from common stockholders	$1,084,281	$1,161,894
Increase in accrued distribution	$205,153	$29,338
Supplemental disclosure related to changes in real estate investments held for sale, net:
Real estate investments held for sale, net	$(11,557,689)	$41,913,864
Other assets related to real estate investments held for sale	$(103,337)	$2,324,752
Other liabilities related to real estate investments held for sale	$(248,727)	$347,371
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Industrial, Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company changed its name from Modiv Inc. to Modiv Industrial, Inc., effective August 11, 2023, upon achieving over 70% (expressed as a percentage of annual base rent (“ABR”)) of industrial properties in its portfolio. The Company has the authority to issue 450,000,000 shares of stock, consisting of 50,000,000 shares of preferred stock, $0.001 par value per share, of which 2,000,000 shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300,000,000 shares of Class C common stock (“Class C Common Stock”), $0.001 par value per share, and 100,000,000 shares of Class S common stock, $0.001 par value per share. The Company's Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company's Class C Common Stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022.
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 83% and 68% partnership interest in, the Operating Partnership as of June 30, 2024 and December 31, 2023, respectively. The Operating Partnership's limited partners are holders of Class C Operating Partnership units, as described in Note 12.
As of June 30, 2024, the Company's portfolio of approximately 4.5 million square feet of aggregate leasable space consisted of investments in 42 real estate properties, comprised of 38 industrial properties, which represent approximately 75% of the portfolio (expressed as a percentage of ABR) as of June 30, 2024) and includes an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”) and four non-core properties which represent approximately 25% of the portfolio.
At the Market Offering
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022, and the Company filed a prospectus supplement for the Company’s at-the-market offering of up to $50,000,000 of its Class C Common Stock (the “ATM Offering”) on June 6, 2022. On November 13, 2023, the Company filed Supplement No. 1 to the Prospectus Supplement dated June 6, 2022, and to the Prospectus dated June 2, 2022, to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name. From January 1, 2024 to January 31, 2024, the Company sold and issued 76,991 shares of Class C Common Stock for $1,137,028 net of sales commissions of $23,205, and no additional shares were sold and issued through June 30, 2024. The resulting net proceeds for the six months ended June 30, 2024 were $884,977 after legal, accounting, investor relations and other offering costs of $252,051.
On March 12, 2024, the Company filed Post-Effective Amendment No. 2 on Form S-11 for the purpose of converting the Registration Statement on Form S-3 into Registration Statement on Form S-11 because, upon filing the Company's Annual Report on Form 10-K for the year ending December 31, 2023, the Company was no longer eligible to use Form S-3. The Post-Effective Amendment No. 2 on Form S-11 includes an aggregate of 4,000,000 shares of Class C Common Stock to be issued pursuant to the Company's DRP (as defined below), and 432,083 of those shares of common stock have been issued through June 30, 2024. The Company's Post-Effective Amendment No. 2 on Form S-11 became effective on March 21, 2024. No additional securities were registered under Post-Effective Amendment No. 2 on Form S-11.

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
As of June 30, 2024, the Company's board of directors has not authorized a new stock repurchase program for the repurchase of the Company's outstanding shares of common stock and Series A Preferred Stock.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet of the Company as of December 31, 2023 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024. Please see the Company’s Annual Report for significant accounting policies as the significant accounting policies are consistent with those described in the Annual Report.
Reclassification
A prior year statement of operations account has been reclassified to conform with the current year presentation. Management fee income was reclassified from other income (expense) to total income in the accompanying unaudited condensed consolidated statement of operations. The reclassification did not affect net income in the prior year's consolidated statement of operations.

Immaterial Error Correction
The statement of comprehensive income (loss) for the three and six months ended June 30, 2023 has been corrected to subtract, rather than add, the amortization of unrealized holding gain on interest rate swap from net loss. As a result, the comprehensive income (loss) attributable to Modiv Industrial, Inc. for the three months ended June 30, 2023 decreased from $4,277,744 to $3,771,558 and for the six months ended June 30, 2023 comprehensive income decreased from $802,474 to a comprehensive loss of $(204,334). This correction is limited to the statement of comprehensive loss and did not have any impact on the Company’s balance sheet, statements of operations, cash flows or equity. Consequently, this correction did not impact income from continuing operations, net income, or per share amounts and it did not impact any key performance metrics including FFO, AFFO, leverage and debt covenants. Similar immaterial corrections will be made for the three and nine months ended September 30, 2023 when the Company files its Quarterly Report on Form 10-Q for the period ending September 30, 2024. The Company's Annual Report on Form 10-K for the year ended December 31, 2023 was properly presented. Management discovered these presentation errors during the preparation of the Company's quarterly financial statements for the three months ended March 31, 2024 and related reconciliations of the 2023 amounts.
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of June 30, 2024, the Company’s real estate net investment portfolio of $475,361,227 consisted of 42 operating properties located in 15 states.
Acquisitions:
Six Months Ended June 30, 2024 and 2023
There were no acquisitions during the six months ended June 30, 2024.
During the six months ended June 30, 2023, the Company acquired ten industrial manufacturing real estate properties for an aggregate of $100,732,471. These properties are located in Princeton, Savage, Detroit Lakes and Plymouth, Minnesota; Gap and Reading, Pennsylvania; Roscoe, Illinois; Lansing, Michigan; Ashland, Ohio and Alleyton, Texas. They had a weighted average lease term of approximately 19.3 years upon acquisition. The Company recognized $2,420,138 and $1,831,121 of rental income related to these properties during the three months ended June 30, 2024 and 2023, respectively, and $4,840,277 and $1,946,695 of rental income related to these properties during the six months ended June 30, 2024 and 2023, respectively.
Dispositions:
Six Months Ended June 30, 2024 and 2023
Dispositions during the six months ended June 30, 2024 were as follows:

Property Tenant	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale	Net Proceeds
Levins	Sacramento, CA	1/10/2024	Industrial	76,000	$7,075,000	$3,178,860	$7,033,680
Cummins	Nashville, TN	2/28/2024	Office	87,230	7,950,000	8,946	7,748,946
				163,230	$15,025,000	$3,187,806	$14,782,626
There were no dispositions during the six months ended June 30, 2023.
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

Asset Concentration:
As of June 30, 2024 and December 31, 2023, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	June 30, 2024		December 31, 2023
Property Tenant and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$66,794,637	12.9%	$67,325,569	12.7%
Rental Income Concentration:
During the three and six months ended June 30, 2024 and 2023, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Three Months Ended June 30,
	2024		2023
Property Tenant and Location	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$1,663,589	14.7%	$1,609,584	13.6%
KIA retail property, Carson, CA	$1,194,117	10.5%	$1,298,205	11.0%

	Six Months Ended June 30,
	2024		2023
Property Tenant and Location	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$3,328,295	14.3%	$2,822,448	12.7%
KIA retail property, Carson, CA	$2,485,199	10.7%	$2,590,056	11.7%
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

As of June 30, 2024, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, excluding lease amendments executed though the date of this report, if any, are as follows:

July through December 2024	$19,110,469
2025	37,382,337
2026	34,239,475
2027	33,872,306
2028	34,130,325
Thereafter	513,158,472
$671,893,384
Intangible Assets, Net Related to the Company's Real Estate
As of June 30, 2024 and December 31, 2023, intangible assets, net related to the Company's real estate were as follows:

	June 30, 2024			December 31, 2023
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$15,707,458	$1,559,546	$(14,364,650)	$15,707,458	$1,559,546	$(14,364,650)
Accumulated amortization	(11,222,541)	(282,587)	5,956,244	(10,715,945)	(245,587)	5,496,046
Net	$4,484,917	$1,276,959	$(8,408,406)	$4,991,513	$1,313,959	$(8,868,604)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 10.2 years as of June 30, 2024.
As of June 30, 2024, the amortization of intangible assets for the remaining six months of the current year ending December 31, 2024 and for each of the four and a half years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
July through December 2024	$506,587	$36,999	$(460,198)
2025	815,131	70,712	(920,395)
2026	466,644	54,278	(920,395)
2027	449,972	54,278	(920,395)
2028	429,885	54,278	(910,053)
Thereafter	1,816,698	1,006,414	(4,276,970)
	$4,484,917	$1,276,959	$(8,408,406)

Weighted-average remaining amortization period	8.4 years	22.7 years	9.4 years

Real Estate Investments Held For Sale
As of December 31, 2023, the Company classified two properties as held for sale, both of which were sold during the six months ended June 30, 2024. The Company's industrial property located in Sacramento, California that was leased to Levins Auto Supply, LLC was sold on January 10, 2024 and its office property located in Nashville, Tennessee that was leased to Cummins, Inc. was sold on February 28, 2024. No properties were classified as held for sale as of June 30, 2024.
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
Pending Real Estate Disposition
On April 1, 2024, the Company entered into an amendment to the January 11, 2024 purchase and sale agreement with KB Home, a national homebuilder, for the sale of the Company's office property located in Issaquah, Washington leased to Costco until July 31, 2025. As a result of the City of Issaquah’s setback requirements, the number of townhomes planned for the property had to be reduced. The Company and the homebuilder therefore agreed to reduce the sales price from $28,650,000 to $25,300,000, with the ability to increase the purchase price by $325,000 for each additional townhome the buyer can add to the development prior to closing. The buyer completed its due diligence on April 26, 2024 and deposited $1,407,500 into escrow on May 1, 2024, bringing the total non-refundable deposit to $1,432,500.
Completing the sale remains subject to the buyer obtaining development approvals and the sale will not close until the earlier of (a) 15 days following the later of buyer obtaining all necessary development approvals and tenant vacating the property, but not prior to February 1, 2025, and (b) August 15, 2025 unless extended. The amendment to the purchase and sale agreement provides that the buyer can extend the outside closing date up to three times for 60 days for each extension. The nonrefundable extension fee for the first extension is $300,000 with 50% applicable to the purchase price. The nonrefundable extension fees for the second and third extensions are $200,000 and $300,000, respectively, and none of these extension fees will be applicable to the purchase price. The buyer is not affiliated with the Company or its affiliates. Since the pending disposition is not expected to be completed within 12 months of the balance sheet date, it is not classified as a real estate investment held for sale as of June 30, 2024.

NOTE 4. UNCONSOLIDATED INVESTMENT IN REAL ESTATE PROPERTY
The Company’s investment in unconsolidated property as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
The TIC Interest	$9,656,786	$10,053,931
The Company’s income from investment in unconsolidated property for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
The TIC Interest	$74,211	$72,773	$148,065	$128,340
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
The Company receives an approximate 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended June 30, 2024 and 2023, the Company received cash distributions of $240,543 and $58,718, respectively, from the TIC Interest, and $545,210 and $124,414 during the six months ended June 30, 2024 and 2023, respectively.
The following is summarized financial information for the Santa Clara property as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023:

	June 30, 2024	December 31, 2023
Assets:
Real estate investments, net	$28,048,935	$28,563,746
Cash and cash equivalents	410,049	482,653
Other assets	27,050	79,639
Total assets	$28,486,034	$29,126,038
Liabilities:
Mortgage note payable, net	$12,491,714	$12,642,798
Below-market lease, net	2,294,619	2,367,812
Other liabilities	418,467	287,989
Total liabilities	15,204,800	15,298,599
Total equity	13,281,234	13,827,439
Total liabilities and equity	$28,486,034	$29,126,038

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income	$689,297	$677,049	$1,382,492	$1,343,195
Expenses:
Depreciation and amortization	259,846	255,906	519,671	522,958
Other expenses	198,587	189,118	400,781	378,847
Total expenses	458,433	445,024	920,452	901,805
Operating income	230,864	232,025	462,040	441,390
Interest expense	128,800	131,938	258,402	263,263
Net income	$102,064	$100,087	$203,638	$178,127
NOTE 5. INVESTMENT IN PREFERRED STOCK
The Company’s investment in preferred stock as of June 30, 2024 and December 31, 2023 is as follows:

	Preferred Stock
	June 30, 2024	December 31, 2023
Fair value of GIPR preferred shares	$—	$11,038,658
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
On December 29, 2023, GIPR notified the Company of its intent to exercise its right to redeem all 2,400,000 shares of the GIPR Preferred Stock in exchange for 2,794,597 shares of GIPR common stock (the “GIPR Common Stock”) issued to the Company on January 31, 2024. On December 29, 2023, the Company’s board of directors declared a distribution of 0.28 shares of GIPR Common Stock for each share of the Company’s Common Stock or Class C OP Units held as of the record date of January 17, 2024. GIPR redeemed all 2,400,000 shares of the GIPR Preferred Stock in exchange for 2,794,597 shares of GIPR Common Stock issued to the Company on January 31, 2024.
Consistent with treatment of the GIPR Preferred Stock, the Company recorded the investment in GIPR Common Stock at fair value. The Company then made an immediate distribution of the majority of GIPR's shares of Common Stock to the Company’s stockholders and holders of Class C OP Units as of the January 17, 2024 record date based on the distribution ratio of 0.28 GIPR shares for each share of the Company’s Class C Common Stock or unit of Class C OP Units resulting in 2,623,153 shares distributed. The remaining 171,444 shares of GIPR Common Stock retained by the Company had a fair value of $656,631 as of March 31, 2024 and were all sold by May 9, 2024 at an average price of $3.80 per share for aggregate net proceeds of $652,118, which resulted in a net loss on sale of $4,513.

NOTE 6. OTHER BALANCE SHEET DETAILS
Tenant Deferred Rent and Other Receivables
As of June 30, 2024 and December 31, 2023, tenant deferred rent and other receivables consisted of the following:

	June 30, 2024	December 31, 2023
Straight-line rent	$15,583,731	$12,474,137
Tenant rent and billed reimbursements	313,805	107,635
Unbilled tenant reimbursements	166,875	212,796
Total	$16,064,411	$12,794,568
Prepaid Expenses and Other Assets
As of June 30, 2024 and December 31, 2023, prepaid expenses and other assets were comprised of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses and other receivables and assets	$2,158,333	$1,897,285
Construction advances (1)	1,352,355	1,352,355
Acquisition deposit (Note 14)	1,000,000	—
Deferred financing costs on credit facility revolver	565,316	748,662
Deferred tenant allowance	152,885	174,919
Total	$5,228,889	$4,173,221
(1)    The balance as of June 30, 2024 and December 31, 2023 represents advances for improvements to be made to the Lindsay property in Franklinton, North Carolina.
Accounts Payable, Accrued and Other Liabilities
As of June 30, 2024 and December 31, 2023, accounts payable, accrued and other liabilities were comprised of the following:

	June 30, 2024	December 31, 2023
Accounts payable	$237,095	$562,647
Accrued expenses	888,104	1,202,115
Accrued interest payable	359,605	358,777
Unearned rent	1,611,816	2,076,300
Security deposits	469,409	82,981
Lease incentive obligation	162,065	186,688
Total	$3,728,094	$4,469,508

NOTE 7. DEBT
The breakdown of debt as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Mortgage notes payable, net	$30,927,344	$31,030,241
Credit facility:
Term loan, net	248,753,691	248,508,515
Total	$279,681,035	$279,538,756
Mortgage Notes Payable, Net
As of June 30, 2024 and December 31, 2023, the Company’s mortgage notes payable consisted of the following:

Collateral	2024 Principal Amount	2023 Principal Amount	Interest Rate (1)	Loan Maturity
Costco property	$18,732,633	$18,850,000	4.85%	1/01/2030
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	11/01/2029
Total mortgage notes payable	31,082,633	31,200,000
Less unamortized deferred financing costs	(155,289)	(169,759)
Mortgage notes payable, net	$30,927,344	$31,030,241
(1)Represents the contractual interest rate in effect under the mortgage note payable as of June 30, 2024.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$31,082,633	$30,927,344	$27,870,041	$31,200,000	$31,030,241	$27,999,621
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
On December 20, 2022, the Credit Agreement was again amended to allow the Company to draw on the additional $100,000,000 Term Loan commitment up to five times by April 19, 2023, in exchange for a quarterly unused fee. The $100,000,000 Term Loan commitment was fully drawn by April 19, 2023 and unused fees amounted to $8,612 and $101,181 during the three and six months ended June 30, 2023, respectively.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company's actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 48% as of March 31, 2024, the spread over the secured overnight financing rate (‘‘SOFR’’), including a 10-basis point credit adjustment, is 185 basis points and the interest rate on the Revolver was 7.2250% on June 30, 2024; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred total unused fees of $94,791 for both of the three months ended June 30, 2024 and 2023 and $189,583 and $188,458 for the six months ended June 30, 2024 and 2023, respectively.
On May 10, 2022, the Company entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to its original $150,000,000 Term Loan. The swap agreement resulted in a fixed interest rate of 4.058% on the Term Loan based on the Company's leverage ratio of 47% as of June 30, 2024.
On October 26, 2022, the Company entered into a second swap agreement, effective from November 30, 2022 to November 30, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to its expanded Term Loan. The swap agreement resulted in a fixed interest rate of 5.240% on the additional $100,000,000 borrowed under the expanded Term Loan based on the Company's leverage ratio of 47% as of June 30, 2024.
The Credit Facility includes customary representations, warranties and covenants. The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the ‘‘Subsidiary Guarantors’’) that are indirectly owned by the Company, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, the Company and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which the Company and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of June 30, 2024.

Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of June 30, 2024:

	Mortgage Notes	Credit Facility
	Payable	Revolver	Term Loan	Total
July through December 2024	$165,101	$—	$—	$165,101
2025	557,211	—	—	557,211
2026	582,154	—	—	582,154
2027	608,230	—	250,000,000	250,608,230
2028	635,488	—	—	635,488
Thereafter	28,534,449	—	—	28,534,449
Total principal	31,082,633	—	250,000,000	281,082,633
Less: deferred financing costs, net	(155,289)	—	(1,246,309)	(1,401,598)
Net principal	$30,927,344	$—	$248,753,691	$279,681,035
Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized gain on interest rate swaps for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Mortgage notes payable:
Interest expense	$346,289	$471,092	$693,431	$943,032
Amortization of deferred financing costs	7,235	7,235	14,470	14,470
Credit facility:
Interest expense	4,512,932	3,997,973	9,020,226	6,386,909
Unused commitment fees	94,791	103,403	189,583	289,639
Amortization of deferred financing costs	214,260	214,261	428,521	428,522
Swap derivatives:
Derivative cash settlements (1)	(1,634,702)	(1,401,716)	(3,305,434)	(2,475,801)
Unrealized loss (gain) on interest rate swap valuation for first swap (2)	804,364	(1,639,768)	808,168	(495,750)
Amortization of unrealized gain on interest rate swap valuation (2)	(253,093)	(253,093)	(506,186)	(503,404)
Unrealized gain on interest rate swap valuation for second swap (3)	(1,229)	(1,815,737)	(1,041,304)	(987,262)
Other	12,503	136,419	109,024	238,506
Interest expense, net	$4,103,350	$(179,931)	$6,410,499	$3,838,861
(1)    The Company entered into two swap transaction instruments for (i) its original $150,000,000 Credit Facility Term Loan (first swap) effective May 31, 2022 and (ii) its additional $100,000,000 Term Loan commitment (second swap) effective November 30, 2022, as described above and in Note 8.

(2)    Due to the Company's $150,000,000 derivative instrument's failure to qualify as a cash flow hedge because it was deemed ineffective for the three and six months ended June 30, 2024 and 2023 as described in Note 8, the $804,364 and $(1,639,768) unrealized loss (gain) on the swap valuation for the three months ended June 30, 2024 and 2023, respectively, and the $808,168 and $(495,750) unrealized loss (gain) for the six months ended June 30, 2024 and 2023, respectively, are recognized as an increase (decrease) in interest expense. Furthermore, the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in operating partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the loan agreement (see Note 8 for more details).
(3)    The Company's $100,000,000 derivative instrument was not designated as a cash flow hedge and, therefore, the $1,229 and $1,815,737 unrealized gains on the valuation of this swap for the three months ended June 30, 2024 and 2023, respectively, and $1,041,304 and $987,262 unrealized gains on the valuation of this swap for the six months ended June 30, 2024 and 2023, respectively, are reflected as reductions in interest expense (see Note 8 for more details).
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement on May 10, 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150,000,000 Term Loan. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of July 1, 2022 as a cash flow hedge which was effective through December 31, 2022. The derivative instrument failed to qualify as a cash flow hedge during the year ended December 31, 2023 and the three and six months ended June 30, 2024 as described below.
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
The Company is evaluating various alternatives available to enter into new swap agreements given the likely exercise of the cancellation options discussed above.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2024 and December 31, 2023:

	June 30, 2024					December 31, 2023
Interest Rate Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate (ii)	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate	Fixed Pay Rate (ii)	Weighted Average Remaining Term
Non-designated	2	$250,000,000	USD - SOFR	4.53%	2.6 years	2	$250,000,000	USD - SOFR	4.53%	3.0 years
(i)The notional amount of the Company’s swaps correspond to the principal balance on the Term Loan. The minimum notional amount (outstanding principal balance at the maturity date) as of June 30, 2024 and December 31, 2023 was $250,000,000.
(ii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases above 50%.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value	Change in Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	2	$2,730,521	1	$2,970,733	$(240,212)
Interest Rate Swap	Liability - Interest rate swap derivatives, at fair value	—	$—	1	$(473,348)	$473,348

The interest rate swap derivative on the original $150,000,000 Term Loan was designated as a cash flow hedge for financial accounting purposes from July 1, 2022 through December 31, 2022. Based on the Company's prospective effectiveness testing of the derivative instrument during each of the quarters in the eighteen months ended June 30, 2024, the derivative instrument failed to qualify as a cash flow hedge because the swap was deemed ineffective due to the potential for a reduced term of the swap that could result from the cancellation option described above as compared with the maturity of the Term Loan.
As a result, the net change in fair value of the first Term Loan swap resulted in unrealized losses (gains) of $804,364 and $(1,639,768) for the three months ended June 30, 2024 and 2023, respectively, and $808,168 and $(495,750) for the six months ended June 30, 2024 and 2023, respectively. These amounts were recorded as a component of interest expense and resulted in increases (decreases) to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. Interest expense was also reduced by the $253,093 amortization of the unrealized gain on this swap previously recorded in accumulated other comprehensive income and noncontrolling interest in operating partnership for each of the three months ended June 30, 2024 and 2023 and amortization of $506,186 and $503,404 of this unrealized gain for the six months ended June 30, 2024 and 2023, respectively, as further described below.
Due to the above $150,000,000 Term Loan derivative instrument's failure to qualify as a cash flow hedge for the five quarterly periods ended June 30, 2024, the unrealized gain on interest rate swap derivative of $4,105,103 as of December 31, 2022 (recorded in the Company's financial statements as follows: (i) $3,502,616 of accumulated other comprehensive income and (ii) $602,487 of noncontrolling interest in operating partnership) is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the debt agreement. There is no income tax expense resulting from this amortization.
As of June 30, 2024, the Company's unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company's consolidated balance sheet amounted to $2,583,766. The Company estimates that $511,747 of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations over the next six months in 2024.
The second interest rate swap derivative on the additional $100,000,000 Term Loan was not designated as a cash flow hedge for financial accounting purposes. The increase in the fair value of $1,229 and $1,815,737 for the three months ended June 30, 2024 and 2023, respectively, and $1,041,304 and $987,262 for the six months ended June 30, 2024 and 2023, respectively, were recorded as unrealized gains on interest rate swap valuation and reflected as a reduction in interest expense in the Company's accompanying unaudited condensed consolidated statements of operations. The unrealized gains on the second swap during the three and six months ended June 30, 2024 reflects an overall increase in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date).
NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of June 30, 2024 and December 31, 2023, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C Common Stock have not been met as of June 30, 2024.
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
On March 1, 2024 and March 9, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarters of 2024 and 2023. The amounts were accrued as of March 31, 2024 and 2023 and were paid on April 15, 2024 and April 17, 2023, respectively. On May 1, 2024 and June 15, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the second quarters of 2024 and 2023. The amounts were accrued as of June 30, 2024 and 2023 and were paid on July 15, 2024 (see Note 14) and July 17, 2023, respectively.
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
On November 13, 2023, the Company filed Supplement No. 1 to the ATM Prospectus to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name. During January 2024, the Company sold and issued 76,991 shares of Class C Common Stock for $1,137,028, net of sales commissions of $23,205, resulting in net proceeds of $884,977 for the six months ended June 30, 2024, after legal, accounting, investor relations and other offering costs of $252,051.

On March 12, 2024, the Company filed Post-Effective Amendment No. 2 on Form S-11 for the purpose of converting the Registration Statement on Form S-3 into Registration Statement on Form S-11 because, upon filing the Company's Annual Report on Form 10-K for the year ending December 31, 2023, the Company was no longer eligible to use Form S-3. The Post-Effective Amendment No. 2 on Form S-11 became effective on March 21, 2024 and includes an aggregate of 4,000,000 shares of Class C Common Stock to be issued pursuant to the Company's DRP. Through June 30, 2024, the Company has issued 432,083 shares of common stock pursuant to the DRP.
Common Stock Distributions
Aggregate distributions declared per share of Class C Common Stock were $0.2875 for both the three months ended June 30, 2024 and 2023, and $0.5750 for both the six months ended June 30, 2024 and 2023; which reflect an annualized distribution rate of $1.15 per share for each of the three and six months ended June 30, 2024 and 2023.
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board of directors' services for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Board of Directors Compensation	2024	2023	2024	2023
Payments for services rendered	$60,000	$67,500	$120,000	$135,000
Value of shares issued for services rendered	67,500	82,500	135,000	165,000
Total	$127,500	$150,000	$255,000	$300,000

Number of shares issued for services rendered	4,774	5,500	8,794	13,261
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
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
TIC Interest management fee and the Company's share in management for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
TIC Interest management fee	$65,993	$65,993	$131,986	$131,987
Company's share in the management fee	$47,984	$47,984	$95,967	$95,968
Stock Repurchases from Related Party
See Note 14 for a description of the Company’s stock and Class C OP Unit repurchases from First City Investment Group, LLC which were completed on August 1, 2024.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company's property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of June 30, 2024, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company's consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of June 30, 2024 and December 31, 2023, the Company had obligations to pay $2,540,236 and $2,439,098, respectively, for on-site building and tenant improvements to be incurred by tenants.
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
On October 31, 2023, Kalera filed a motion with the bankruptcy court to reject the Company’s lease and abandon all of its property located at the premises effective as of October 31, 2023, subject to approval of the motion by the bankruptcy court. On November 21, 2023, the Company filed (i) a limited objection to retroactive rejection of its lease and (ii) a motion to compel Kalera to pay post-petition rent and related charges with the bankruptcy court. The Company and Kalera entered into a settlement agreement for these claims on March 18, 2024, which was approved by the bankruptcy court on April 12, 2024. Kalera’s revised motion to reject the Company’s lease effective as of October 31, 2023 was approved by the bankruptcy court on June 28, 2024.

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
The following table shows the conversion of the various OP Units described above into Class C OP Units as of and for the six months ended June 30, 2024, the number of Class C OP Units exchanged for Class C Common Stock and outstanding Class C OP Units:

OP Units	OP Units Issued	Conversion Ratio	Class C OP Units Issued	Exchanged for Class C Common Stock	Outstanding Class C OP Units
Class M	657,950	1.666667	1,096,583	761,376	335,207
Class P	56,029	1.666667	93,382	56,592	36,790
Class R	316,343	2.500000	790,858	143,333	647,525
Total	1,030,322		1,980,823	961,301	1,019,522
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
There are no other stock-based incentive compensation programs in place for employees.
The total stock compensation expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class P OP Units	$—	$88,784	$88,783	$177,567
Class R OP Units - Time Vested Units	—	488,886	488,887	977,772
Class R OP Units - Performance Vested Units	—	—	733,332	—
Class C Common Stock issued to the board of directors for services (see Note 10)	67,500	82,500	135,000	165,000
Total	$67,500	$660,170	$1,446,002	$1,320,339
Additional Exchanges of Class C OP Units
On February 15, 2024, the 1,312,382 Class C OP Units issued to Group of Trophy, LLC in January 2022 were assigned to its affiliate, First City Investment Group, LLC and on February 16, 2024, 656,191 of these Class C OP Units were exchanged for Class C Common Stock.
Distributions and Allocations
Class C OP Units received the following distributions and allocations of net income (loss) during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class C OP Units distributions	$569,333	$432,402	$1,041,338	$809,699
Class C OP Units net income (loss) allocation	$(63,181)	$649,643	$849,683	$(166,556)

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
The following table presents the computation of the Company's basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator - Basic:
Net income	$1,261,736	$4,629,953	$5,899,059	$51,032
Less: net loss (income) attributable to noncontrolling interest in Operating Partnership	63,181	(649,643)	(849,683)	166,556
Preferred stock dividends	(921,875)	(921,875)	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders	$403,042	$3,058,435	$3,205,626	$(1,626,162)

Numerator - Diluted:
Net income	$1,261,736	$4,629,953	$5,899,059	$51,032
Preferred stock dividends	(921,875)	(921,875)	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders and noncontrolling interests	$339,861	$3,708,078	$4,055,309	$(1,792,718)

Denominator:
Weighted average shares outstanding - basic	9,441,485	7,532,106	9,002,819	7,532,080
Operating Partnership Units (a)	1,977,630	3,106,205	2,386,287	—
Weighted average shares outstanding - diluted	11,419,115	10,638,311	11,389,106	7,532,080

Earnings (loss) per share attributable to common stockholders:
Basic	$0.04	$0.41	$0.36	$(0.22)
Earnings (loss) per share attributable to common stockholders and noncontrolling interests:
Diluted	$0.03	$0.35	$0.36	$(0.22)
(a)    In previous periods, the Company presented various classes of Operating Partnership Units separately within the computation of the denominator of earnings (loss) per share attributable to common stockholders. Amounts have been reclassified in the current year to present a single presentation of the dilutive effect of Operating Partnership Units.
During the six months ended June 30, 2023, the weighted average dilutive effect of 2,962,447 shares related to units of limited partnership interest in the Operating Partnership discussed in Note 12 were excluded from the computation of Diluted EPS because their effect would be anti-dilutive. There were no other outstanding securities or commitments to issue common stock that would have a dilutive effect for the period then ended.

NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the accompanying unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On July 15, 2024, the Company paid its Series A Preferred Stock dividends of $921,875 for the second quarter of 2024, which were declared by the Company’s board of directors on May 1, 2024.
On July 31, 2024, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the third quarter of 2024, which are scheduled to be paid on October 15, 2024.
Common Stock and Class C OP Unit Distributions
On July 25, 2024, the Company’s paid its monthly distributions of $0.095833 per share to common stockholders and Class C OP Unit holders of record as of June 28, 2024, which were authorized by the Company's board of directors on March 1, 2024.
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
On July 31, 2024, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of October 31, 2024, November 29, 2024 and December 31, 2024, which will be paid on or about November 25, 2024, December 24, 2024 and January 27, 2025, respectively.
Purchase of Class C OP Units and Repurchase of Class C Common Stock
On July 31, 2024, the Company entered into an agreement with First City Investment Group, LLC (“First City”), an affiliate of Group of Trophy, LLC, to purchase the remaining 656,191 Class C OP Units held by First City and to repurchase 123,809 shares of Class C Common Stock also held by First City. Under this agreement, the purchase price was based on the average daily closing price of the Class C Common Stock on the NYSE for the 10 consecutive trading days immediately preceding the date that the Company received notice from First City on July 29, 2024 that it would like to consummate the closing, as prescribed by the Operating Partnership agreement. The transaction closed on August 1, 2024 at a price of $14.80, for total consideration of $11,544,000. The Company funded this transaction with available cash on hand. As a result of this transaction, the KIA auto dealership property is no longer subject to a tax protection agreement.
Real Estate Acquisition
On April 26, 2024, the Company entered into a letter of intent to acquire two industrial manufacturing properties in a sale and leaseback transaction for $6,400,000 with a company that produces optical systems for the defense and aerospace industries. On June 20, 2024, the Company entered into a purchase and sale agreement superseding the letter of intent, which removed one of the two properties following the Company’s due diligence review and reduced the purchase price to $5,125,000. The Company had deposited $1,000,000 in escrow as of June 30, 2024, which was applied to the purchase price upon closing the acquisition on July 15, 2024. The property is located in the Tampa, Florida metropolitan area and the tenant entered into a 20-year lease at an initial cap rate of 8.00% and a weighted average cap rate of 10.59%, with annual rent escalations of 2.85%. The Company defines “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property and defines “weighted average cap rate” as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property. The total acquisition cost, including legal fees and transaction costs, was $5,183,443, which the Company funded with available cash on hand. The seller is not affiliated with the Company or its affiliates.

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
The Company
We primarily generate revenues by leasing properties to tenants pursuant to net leases. As of June 30, 2024, our real estate investment portfolio consisted of 42 properties as further described below. The net book value of our real estate investments as of June 30, 2024 was $475,361,227.
Details of our diversified portfolio of 42 operating properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), as of June 30, 2024 are as follows:
•38 industrial properties, which represent approximately 75% of the portfolio (expressed as a percentage of annualized base rent (“ABR”) as of June 30, 2024) and includes the TIC Interest, and four non-core properties which represent approximately 25% of the portfolio by ABR;
•34% of the portfolio by ABR is leased by investment grade tenants;
•Weighted average remaining lease term (“WALT”), excluding tenant rights to extend leases, of approximately 13.6 years;
•Occupancy rate of 98% based on square footage;
•Located in 15 states;
•Leased to 28 different commercial tenants doing business in 12 separate industries;
•Approximately 4.5 million square feet of aggregate leasable space, including the TIC Interest;
•An average leasable space per property of approximately 106,000 square feet; approximately 110,000 square feet per industrial property; approximately 73,000 square feet for our retail property and approximately 79,000 square feet per office property; and
•Outstanding mortgage notes payable balance of $31,082,633 for two consolidated properties and credit facility term loan balance of $250,000,000.
On January 10, 2024 and February 28, 2024, we sold one industrial real estate property and one office real estate property, respectively, with aggregate leasable area of 163,230 square feet for aggregate contract sales prices of $15,025,000 with net proceeds of $14,782,626 (net of commissions and closing costs) and net gains on sales of $3,187,806.

Recent Events and Uncertainties
There are continuing significant uncertainties in the market in which we operate related to inflation and interest rates, supply chain disruptions, the 2024 presidential election in the U.S., and negative impacts associated with the violence and unrest in the Middle East, the ongoing Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia and Iran. Volatility in stock and bond markets, and particularly the uncertainty regarding if and when the Federal Reserve will cut interest rates may negatively impact our operating results, liquidity and sources of borrowings.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve interest rate policy, the impacts of the COVID-19 pandemic on office properties, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. We, our tenants and operating partners are impacted by currently elevated inflation and interest rates. While the rate of inflation has declined from historic highs, inflation remains above the Federal Reserve's 2% target and there is continued uncertainty over the future rate of inflation and interest rates. Depending on the future course of inflation, as well as other macroeconomic factors, the Federal Reserve may refrain from reducing interest rates to try to rein in inflation, which actions could contribute to a recession and would negatively impact our future results due to higher borrowing costs on any future borrowing. As of June 30, 2024, 100% of our $281,082,633 outstanding debt is at fixed rates with a weighted average rate of 4.52% as a result of the swap agreements entered into in May 2022 and October 2022. Since these swap agreements are subject to cancellation on December 31, 2024, we are evaluating various alternatives available to enter into new swap agreements.
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
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from our office properties. We expect these impacts to be less significant to us because our real estate portfolio includes only three office properties, one of which, our office property in Issaquah, Washington is under contract to be sold as described in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our office property in Rancho Cordova, California is leased to the State of California’s Office of Emergency Services (“OES”) until December 31, 2034.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants, lower rental rates or tenants having difficulties meeting their contractual obligations, making it more difficult for us to make distributions or meet our debt service obligations. In addition, sustained elevated inflation rates may negatively impact our longer term leases if contractual rent increases are not sufficient to keep up with market leases.
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
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 48% as of March 31, 2024, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points for the Revolver. Therefore, the interest rate on the Revolver was 7.2250% as of July 31, 2024; although there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $94,791 for both of the three months ended June 30, 2024 and 2023, and $189,583 and $188,458 for the six months ended June 30, 2024 and 2023, respectively.
On May 10, 2022, we entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to our original $150,000,000 Term Loan. We granted the cancellation option because it reduced the swap rate by approximately 50 basis points. This swap agreement resulted in a fixed interest rate of 4.058% on our original $150,000,000 Term Loan based on our leverage ratio of 47% as of June 30, 2024, as described in Note 8 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

On October 26, 2022, we entered into a swap agreement, effective from November 30, 2022 to November 30, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to our expanded Term Loan. We granted the cancellation option because it reduced the swap rate by approximately 50 basis points. This swap agreement resulted in a fixed interest rate of 5.24% on the additional $100,000,000 borrowed under the expanded Term Loan based on our leverage ratio of 47% as of June 30, 2024, as described in Note 8 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
As of June 30, 2024 and December 31, 2023, the outstanding principal balance of our mortgage notes payable on the operating properties was $31,082,633 and $31,200,000, respectively, our Revolver outstanding principal balance was zero, and our Term Loan outstanding principal balance was $250,000,000 as of both balance sheet dates. As of June 30, 2024 and December 31, 2023, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,138,019 and $9,256,466, respectively, which is not included in our accompanying unaudited condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q.
Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our two mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of June 30, 2024.
Acquisitions and Sales of Real Estate Investments
Acquisitions:
We did not acquire any real estate property during the six months ended June 30, 2024.
On April 26, 2024, we entered into a letter of intent to acquire two industrial manufacturing properties in a sale and leaseback transaction for $6,400,000 with a company that produces optical systems for the defense and aerospace industries. On June 20, 2024, we entered into a purchase and sale agreement superseding the letter of intent, which removed one of the two properties following our due diligence review and reduced the purchase price to $5,125,000. We had deposited $1,000,000 in escrow as of June 30, 2024, which was applied to the purchase price upon closing on July 15, 2024. The property is located in the Tampa, Florida metropolitan area and the tenant is expected to enter into a 20-year lease at an initial cap rate of 8.00% and a weighted average cap rate of 10.59%, with annual rent escalations of 2.85%. We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property and we define “weighted average cap rate” as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property. The total acquisition cost, including legal fees and transaction costs, was $5,183,443, which we funded this acquisition with available cash on hand.
During the six months ended June 30, 2023, we acquired ten industrial manufacturing real estate properties for $100,732,471. These properties are located in Princeton, Savage, Detroit Lakes and Plymouth, Minnesota, Gap and Reading, Pennsylvania, Roscoe Illinois, Lansing, Michigan, Ashland, Ohio and Alleyton, Texas and had a weighted average lease term of approximately 19.3 years at acquisition.
Dispositions:
Three and six Months Ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we sold two real estate properties (one industrial and one office) comprised of 163,230 square feet for aggregate contract sales prices of $15,025,000, with net proceeds of $14,782,626 (net of commissions and closing costs) and net gains on sales of $3,187,806 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of these dispositions).
We did not dispose of any real estate property during the six months ended June 30, 2023.

Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of June 30, 2024 and December 31, 2023, we had obligations to pay $2,540,236 and $2,439,098, respectively, for future on-site building and tenant improvements to be incurred by tenants. We expect that such improvements will be funded with cash on hand, operating cash flow, borrowings under our Credit Facility or potential offerings of shares of Class C Common Stock.
In addition, we have identified approximately $733,263 of capital expenditures that are expected to be completed in the next 12 months which are not recoverable from tenants with double-net leases. These improvements will be funded from cash on hand or operating cash flows. More information on our properties and investments can be found in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flow Summary
The following table summarizes our cash flow activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$7,697,199	$7,289,108
Net cash provided by (used in) investing activities	$14,220,594	$(95,877,378)
Net cash (used in) provided by financing activities	$(6,177,556)	$89,891,731
Cash Flows from Operating Activities
The decrease in cash provided by operating activities of $408,091 primarily reflects an increase in interest expense partially offset by an increase in rental income and decrease in property expenses during the first six months of 2024 compared with the first six months of 2023.
Cash Flows from Investing Activities
The net cash provided by investing activities during the first six months of 2024 primarily reflects the net proceeds from two real estate property sales aggregating $14,782,626 during the first six months of 2024. There were no dispositions during the first six months of 2024. The net cash used in investing activities for the first six months of 2023 primarily reflects funds used for acquisitions of 10 properties aggregating $93,757,187 and net purchase deposits of $1,687,800 during the first six months of 2023.
Cash Flows from Financing Activities
The net cash used in financing activities during the first six months of 2024 primarily reflects our dividends and distributions paid to preferred and common stockholders and Class C OP Unit holders and payments of mortgage note payable, partially offset by net proceeds from offering of common stock under our ATM in January 2024. The net cash provided by financing activities during the first six months of 2023 primarily reflects our net borrowings of $97,000,000 from the Credit Facility, partially offset by funds used to repurchase common stock and dividends and distributions paid to preferred and common stockholders and Class C OP Unit holders.

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

The following are the calculations of FFO and AFFO for the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (in accordance with GAAP)	$1,261,736	$4,629,953	$5,899,059	$51,032
Preferred stock dividends	(921,875)	(921,875)	(1,843,750)	(1,843,750)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	339,861	3,708,078	4,055,309	(1,792,718)
FFO adjustments:
Depreciation and amortization of real estate properties	4,136,528	3,956,334	8,270,029	7,228,394
Amortization of lease incentives	1,198	88,570	(2,588)	177,140
Depreciation and amortization for unconsolidated investment in a real estate property	188,934	186,069	377,853	380,242
Impairment of real estate investment property	—	—	—	3,499,438
Gain on sale of real estate investments, net	—	—	(3,187,806)	—
FFO attributable to common stockholders and Class C OP Unit holders	4,666,521	7,939,051	9,512,797	9,492,496
AFFO adjustments:
Stock compensation	67,500	660,170	1,446,002	1,320,339
Deferred financing costs	221,495	195,213	442,992	390,426
Due diligence expenses, including abandoned pursuit costs	—	3,848	—	346,390
Amortization of deferred rents	(1,422,070)	(1,580,358)	(3,093,868)	(2,755,717)
Unrealized loss (gain) on interest rate swap valuation	550,042	(3,708,598)	(739,322)	(1,986,416)
Amortization of (below) above market lease intangibles, net	(211,599)	(195,901)	(423,198)	(392,184)
Loss on sale of investment in common stock	4,513	—	4,513	—
Decrease in fair value of investment in common stock	—	—	20,574	—
Other adjustments for unconsolidated investment in a real estate property	23,826	11,819	47,651	23,638
AFFO attributable to common stockholders and Class C OP Unit holders	$3,900,228	$3,325,244	$7,218,141	$6,438,972

Weighted Average Shares Outstanding:
Basic	9,441,485	7,532,106	9,002,819	7,532,080
Fully diluted (1)	11,419,115	10,638,311	11,389,106	7,532,080

FFO Per Share:
Basic	$0.49	$1.05	$1.06	$1.26
Fully diluted	$0.41	$0.75	$0.84	$0.90

AFFO Per Share:
Basic	$0.41	$0.44	$0.80	$0.85
Fully diluted	$0.34	$0.31	$0.63	$0.61
(1)    Includes the Class M OP Units which automatically converted to Class C OP Units on January 30, 2024, and Class P and Class R OP Units which automatically converted to Class C OP Units as of March 31, 2024, to compute the fully diluted weighted average number of shares.

Property Portfolio Information
Following the issuance of our publicly listed Series A Preferred Stock in September 2021, we began to significantly transform our portfolio in furtherance of our strategic plan to reduce our exposure to office properties and increase our WALT. The following is a summary of how we have transformed the composition of our real estate portfolio over time, resulting in a majority of our ABR produced by industrial properties, including the TIC Interest, as shown and described below.
Percentage of annual ABR:

	December 31, 2021	December 31, 2022	December 31, 2023	June 30, 2024 (1)
Industrial core	41%	59%	76%	75%
Non-core	59%	41%	24%	25%

WALT (years)	6.1	11.9	14.1	13.6
(1)     The 1% decrease in the ABR for industrial core properties at June 30, 2024 reflects a significant increase in rent on May 1, 2024 for the non-core OES property (described below).
Following the public listing of our Class C Common Stock in February 2022, we began to focus exclusively on strategically acquiring industrial manufacturing properties while at the same time continuing the tactical reduction of our non-core properties exposure. To that end, we acquired 15 industrial manufacturing properties and sold eight non-core properties during 2022.
In 2023, we acquired 12 more industrial manufacturing properties and made a significant step in transforming our portfolio in August 2023 when we sold 13 non-core properties to Generation Income Properties, Inc. (NASDAQ: GIPR), comprised of 11 retail properties and two office properties (see Notes 3 and 5 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details), followed by the sale of another office property at the end of August 2023.
We continued our transformation in the first seven months of 2024 with the sale of two non-core properties in January and February and the acquisition of an industrial manufacturing property in July 2024. With the July 2024 acquisition, industrial properties now comprise 76% of the portfolio ABR and 24% is attributable to non-core properties. Our goal is to have a portfolio consisting of 100% industrial manufacturing properties over the intermediate-term.
The following is a breakdown of our income by property type for the six months ended June 30, 2024:

	Industrial Core (1)	Non-Core (2)	Total
Total rental income	$17,291,962	$5,952,126	$23,244,088
Management fee income	$131,986	$—	$131,986
(1)    Industrial core properties include an approximate 72.7% TIC interest in the Santa Clara, California property.
(2)    Non-core properties include the following:
(i)    our non-core acquisition of a leading KIA auto dealership located in a prime location in Los Angeles County acquired in January 2022, which was structured as an UPREIT transaction resulting in a favorable equity issuance of $32,809,550 represented by 1,312,382 units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a cost basis of $25 per share. We repurchased 656,191 of those units and 123,809 shares of Class C Common Stock at $14.80 per share on August 1, 2024 as described in Note 14 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;

(ii)    our 12-year lease with OES executed in January 2023 for one of our legacy assets located in Rancho Cordova, California that includes an attractive purchase option which OES may exercise anytime between May 1, 2024 and December 31, 2026. We have received preliminary indications from OES of interest in exercising the option. (We define legacy assets as those that were acquired by different management teams utilizing different investment objectives and underwriting criteria);
(iii)    our legacy property leased to Costco located in Issaquah, Washington which offers compelling redevelopment opportunities following Costco's lease expiration given its higher density infill location and the fact that the land is zoned to allow for multi-family development. We entered into a purchase and sale agreement for the Costco property with KB Home, a national homebuilder, in January 2024 and the buyer made a substantial non-refundable deposit in May 2024 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of the pending sale); and
(iv)    two legacy office properties including a property leased to Solar Turbines which we expect to sell soon after we complete a parcel split to maximize value and the results from the legacy property leased to Cummins which was sold on February 28, 2024 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of this sale).
The following is a breakdown of our assets by property type:

	As of June 30, 2024
	Industrial Core (1)	Non-Core (2)
Total investments in real estate property	$386,337,399	$138,538,684
Accumulated depreciation and amortization	(42,979,939)	(16,191,703)
Total real estate investments, net, excluding unconsolidated investment in real estate property	343,357,460	122,346,981
Unconsolidated investment in a real estate property	9,656,786	—
Total real estate investments, net	353,014,246	122,346,981
Tenant deferred rent and other receivables	10,964,063	5,100,348
Above-market lease intangibles, net	1,276,959	—
Prepaid expenses and other assets	3,335,594	361,759
Total assets	$368,590,862	$127,809,088
(1)    See footnote (1) above
(2)    See footnote (2) above.
We have one mortgage secured by an Industrial core property and one mortgage secured by a non-core property. All other properties are financed by our credit facility or are unencumbered. See details of mortgage debt in Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations
As of June 30, 2024, we owned 42 operating properties, including the TIC Interest. We acquired 12 industrial manufacturing properties during the first seven months of 2023. We sold two properties (one industrial and one office) during the first quarter of 2024 and 14 properties (11 retail and three office) in August 2023. The operating results of the properties that were sold during the first two months of 2024 were included in our continuing results of operations for the six months ended June 30, 2024.
We expect that rental income, depreciation expense, and interest expense will increase for the full year of 2024 as compared with the full year of 2023, as a result of the 12 industrial manufacturing property acquisitions during 2023 and one industrial manufacturing property acquired in July 2024, which were partially offset by the sale of 16 properties completed in August 2023 and the first two months of 2024. Our results of operations for the six months ended June 30, 2024 may not be indicative of those expected for the full year of 2024.
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Rental Income
Rental income for the three months ended June 30, 2024 and 2023 was $11,343,521 and $11,836,563, respectively, including tenant reimbursements of $428,815 and $745,879, respectively. The decrease in rental income of $493,042, or 4%, as compared with the second quarter of 2023 primarily reflects the decrease in tenant reimbursements related to the sale of 14 properties in August 2023 which included modified gross leases and double-net leases, partially offset by rental income from the addition of 12 industrial manufacturing properties with net leases acquired in 2023. Pursuant to most of our lease agreements, tenants are required to pay property operating expenses directly, however some tenants reimburse all or a portion of the property operating expenses which they do not pay directly. The ABR of the operating properties owned as of June 30, 2024 was $40,100,092.
General and Administrative
General and administrative expenses were $1,418,893 and $1,597,776 for the three months ended June 30, 2024 and 2023, respectively. The decrease of $178,883, or 11% quarter-over-quarter reflects reduced personnel costs, the absence in the current period of costs deferred to a future period related to our annual meeting and reduced audit and tax services cost in the current year as compared with the prior year which included non-recurring services.
Stock Compensation Expense
Stock compensation expense was $67,500 and $660,170 for the three months ended June 30, 2024 and 2023, respectively. The decrease of $592,670, or 90% quarter-over-quarter reflects the final amortization expense for our Class P OP Units and our Class R OP Units effective with their automatic conversion to Class C OP Units on the last business day of March 2024. At this time, given there are no other stock incentive awards outstanding, there is no further stock compensation to charge to expense in future periods other than the portion of independent directors' fees that are paid in common stock.
Depreciation and Amortization
Depreciation and amortization expense was $4,136,528 and $3,956,334 for the three months ended June 30, 2024 and 2023, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $180,194, or 5% quarter-over-quarter primarily reflects an increase in depreciation of real estate properties acquired in 2023, partially offset by reductions due to properties sold in August 2023 and the first quarter of 2024, along with reductions in amortization of intangible lease assets during the three months ended June 30, 2024, due to the disposition of properties with acquired leases rather than leases initiated by us.
Property Expenses
Property expenses were $694,043 and $1,527,868 for the three months ended June 30, 2024 and 2023, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income. The decrease of $833,825, or 55% quarter-over-quarter primarily reflects decreases in repairs and maintenance and property taxes related to properties sold during August 2023, offset in part by an increase in non-recoverable environmental insurance expenses.

Other Income (Expense)
Interest income was $197,883 and $216,841 for the three months ended June 30, 2024 and 2023, respectively. Interest income for 2024 reflects interest earned on the proceeds from the sale of two properties (one industrial and one office) sold during first two months of 2024 and higher interest rates earned on available cash and cash equivalents. Interest income for 2023 reflects interest earned on cash proceeds from April 2023 draws on the Term Loan, prior to utilizing such cash to acquire industrial manufacturing properties.
Dividend income was $4,955 for the three months ended June 30, 2024 reflecting dividends received prior to sale of the 171,444 shares of common stock issued by GIPR and retained by us as described in Note 5 of our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income from unconsolidated investment in a real estate property, which reflects our approximate 72.7% TIC Interest in the Santa Clara, California property's results of operations, was $74,211 and $72,773 for the three months ended June 30, 2024 and 2023, respectively. The increase in income primarily reflects increases in property tax and insurance recoveries.
Interest (expense) income, including unrealized gain or loss on interest rate swaps and net of derivative settlements was ($4,103,350) and $179,931 for the three months ended June 30, 2024 and 2023, respectively (see Note 7 of our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of the components of interest expense, net). The increase of $4,283,281 quarter-over-quarter primarily reflects the net unrealized loss on swap valuations and related amortization of $550,042 during the second quarter of 2024 compared with the net unrealized gain on swap valuations and related amortization of $3,708,598 during the second quarter of 2023, partially offset by the $506,347 net increase in interest expense incurred on our Credit Facility due to larger balances outstanding during 2024 and a $232,986 increase in derivative settlements quarter-over-quarter.
Loss on sale of investment in common stock of $4,513 reflects the loss on the sale of our 171,444 shares of GIPR common stock during the three months ended June 30, 2024.
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Rental Income
Rental income for the six months ended June 30, 2024 and 2023 was $23,244,088 and $22,147,745, respectively, including tenant reimbursements of $1,067,786 and $1,686,418, respectively. The increase in rental income of $1,096,343, or 5%, as compared with the first six months of 2023 primarily reflects the rental income contribution from the addition of 12 industrial manufacturing properties acquired in 2023, partially offset by the decrease in tenant reimbursements related to the sale of 14 properties in August 2023 which included modified gross leases and double-net leases. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses. The ABR of the operating properties owned as of June 30, 2024 was $40,100,092.
General and Administrative
General and administrative expenses were $3,418,294 and $3,505,831 for the six months ended June 30, 2024 and 2023, respectively. The decrease of $87,537, or 2% period-over-period primarily reflects reduced personnel costs, the absence in the current period of costs deferred to a future period related to our annual meeting and reduced audit and tax services cost in the current year as compared with the prior year which included non-recurring services, partially offset by $91,595 of non-recurring costs related to the distribution of GIPR's common stock to our stockholders for our transfer agent and legal fees.
Stock Compensation Expense
Stock compensation expense was $1,446,002 and $1,320,339 for the six months ended June 30, 2024 and 2023, respectively. The increase of $125,663 as compared with the first six months of 2023 primarily reflects the first quarter of 2024 stock compensation expense of $1,222,218 for our Class P OP Units and Class R OP Units, which included $733,332 during the first quarter of 2024 related to our achievement of management’s performance target for FFO of $1.05 per diluted share for the year ended December 31, 2023 as compared with $977,772 in the prior period, which included no performance-based stock compensation expense. Amortization of the stock compensation expense related to our Class P OP Units and Class R OP Units was completed effective with their automatic conversion to Class C OP Units on the last business day of March 2024. At this time, given there are no other stock incentive awards outstanding, there is no further stock compensation to expense in future periods, other than the portion of independent directors' fees that are paid in common stock.

Depreciation and Amortization
Depreciation and amortization expense was $8,270,029 and $7,228,394 for the six months ended June 30, 2024 and 2023, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $1,041,635, or 14% period-over-period primarily reflects an increase in depreciation of real estate properties acquired in 2023, partially offset by reductions due to properties sold in August 2023 and the first half of 2024, along with reductions in amortization of intangible lease assets during the six months ended June 30, 2024, due to the disposition of properties with acquired leases rather than leases initiated by us.
Property Expenses
Property expenses were $1,678,025 and $3,234,712 for the six months ended June 30, 2024 and 2023, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income. The decrease of $1,556,687, or 48% period-over-period primarily reflects decreases in repairs and maintenance and property taxes related to properties sold during August 2023 and the absence of due diligence expenses on abandoned pursuits, offset in part by an increase in non-recoverable environmental insurance expenses.
Impairment of Real Estate Investment Property
Impairment of real estate investment property amounted to $3,499,438 for the six months ended June 30, 2023. During the first quarter of 2023, we determined that the impairment charge was required based on the plan to sell our property in Nashville, Tennessee which was leased to Cummins and sold on February 28, 2024. The impairment charge represents the excess of the property's carrying value over the property's estimated sale price less estimated selling costs for the potential sale. We did not incur any impairment of real estate property for the first six months of 2024.
Gain on Sale of Real Estate Investments
The gain on sale of real estate investments of $3,187,806 for the six months ended June 30, 2024 relates to the gain on sale of two properties (one industrial property with a near-term lease expiration and one office property) which were sold during first six months of 2024 (see Note 3 of our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more details of the gain on sale of real estate investments). We did not dispose of any real estate property during the first six months of 2023.
Other Income (Expense)
Interest income was $321,722 and $270,535 for the six months ended June 30, 2024 and 2023, respectively. Interest income for 2024 reflects interest earned on the proceeds from the sale of two properties (one industrial and one office) sold during first two months of 2024 and higher interest rates earned on available cash and cash equivalents. Interest income for 2023 reflects interest earned on cash proceeds from the April 2023 draws on the Term Loan, prior to utilizing such cash to acquire industrial manufacturing properties.
Dividend income was $113,328 for the six months ended June 30, 2024 reflecting dividends received on our investment in GIPR preferred stock for the month of January 2024 and dividends received prior to sale of the 171,444 shares of common stock issued by GIPR and retained by us as described in Notes 5 and 6 of our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income from unconsolidated investment in a real estate property, which reflects our approximate 72.7% TIC Interest in the Santa Clara, California property's results of operations, was $148,065 and $128,340 for the six months ended June 30, 2024 and 2023, respectively. The increase in income primarily reflects an increase in common area maintenance recoveries.
Interest expense, including unrealized gain or loss on interest rate swaps and net of derivative settlements was $6,410,499 and $3,838,861 for the six months ended June 30, 2024 and 2023, respectively (see Note 7 of our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of the components of interest expense, net). The increase of $2,571,638, or 67% period-over-period, primarily reflects the $2,533,261 net increase in interest expense and unused commitment fees incurred on our Credit Facility due to larger balances outstanding during 2024, since the Term Loan was not fully drawn until April 2023; and the decrease in net unrealized gain on swap valuations and related amortization of $1,247,094 during the six months ended June 30, 2024 compared with the first six months of 2023, partially offset by an $829,633 increase in derivative settlements period-over-period.

Loss on sale of investment in common stock of $4,513 reflects the loss on the sale of our 171,444 shares in GIPR common stock during the six months ended June 30, 2024. We completed the sale of all 171,444 shares by May 9, 2024 at an average price of $3.80 per share and total net proceeds of $652,118.
The change in fair value of our investment in GIPR common stock of $20,574 reflects the decrease in the fair value of the common stock as of March 31, 2024 compared with December 31, 2023.
Dividends and Distributions
Preferred Dividends
On March 1, 2024 and May 1, 2024, our board of directors declared Series A Preferred Stock dividends payable of $921,875 for each of the first and second quarters of 2024, which were paid on April 15, 2024 and July 15, 2024, respectively.
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
Beginning with distributions in 2022 when we listed our Class C Common Stock, distributions generally are declared during the month or two prior to the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The distribution rate details for the distribution periods from January 2024 to September 2024 are as follows:

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2024
January 1-31	$0.09583300	November 6, 2023	February 28, 2024
February 1-29	$0.09583300	November 6, 2023	March 25, 2024
March 1-31	$0.09583300	November 6, 2023	April 25, 2024
April 1-30	$0.09583300	March 1, 2024	May 28, 2024
May 1-31	$0.09583300	March 1, 2024	June 25, 2024
June 1-30	$0.09583300	March 1, 2024	July 25, 2024
July 1-31	$0.09583300	May 1, 2024	August 26, 2024 (1)
August 1-31	$0.09583300	May 1, 2024	September 25, 2024 (1)
September 1-30	$0.09583300	May 1, 2024	October 25, 2024 (1)
October 1-31	$0.09583300	July 31, 2024	November 25, 2024 (1)
November 1-30	$0.09583300	July 31, 2024	December 24, 2024 (1)
December 1-31	$0.09583300	July 31, 2024	January 27,2025 (1)
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 7, 2024. There have been no significant changes to our accounting policies during the six months ended June 30, 2024.
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
Subsequent Events
See Note 14 of our accompanying unaudited condensed consolidated financial statements for events that occurred subsequent to June 30, 2024 through the filing date of this report.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2024, we issued an aggregate of 4,774 shares of Class C Common Stock to non-employee members of the board of directors for their service as board of directors' members during the second quarter of 2024. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On August 4 and 5, 2024, respectively, we received notification from Mr. Adam Markman and Mr. Curtis McWilliams, members of our Board, that they have individually chosen, after five years of tenure, not to stand for reelection to the Board, and are therefore resigning effective upon the filing of our Notice and Proxy Statement (the “Proxy Statement”) which is expected prior to September 30, 2024. Their resignations are not due to any disagreement with us, our Board, or our management on any matter relating to our operations, policies, or practices. Mr. Markman serves as Chairman of the Board and Chairman of the Board’s audit committee. Mr. McWilliams serves as Chairman of the Board’s nominating and corporate governance committee and a member of the Board’s audit and compensation committees. The Board intends to appoint a new Chairman and to fill all necessary committee positions concurrent with the filing of the Proxy Statement.
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	Securities Purchase Agreement, dated July 31, 2024
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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
Date: August 5, 2024