Form 10-Q
period 2024-09-30
MODIV INDUSTRIAL, INC.
filed 2024-11-06
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
Commission file number: 001-40814
MODIV INDUSTRIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-4156046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2195 South Downing Street, Denver, CO	80210
(Address of principal executive offices)	(Zip Code)
(888) 686-6348
(Registrant’s telephone number, including area code)

200 S. Virginia Street, Suite 800, Reno, Nevada 89501
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 9,646,274 shares of Class C Common Stock outstanding.

MODIV INDUSTRIAL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Real estate investments:
Land	$106,211,873	$104,858,693
Buildings and improvements	405,065,910	399,666,781
Equipment	4,429,000	4,429,000
Tenant origination and absorption costs	15,833,293	15,707,458
Total investments in real estate property	531,540,076	524,661,932
Accumulated depreciation and amortization	(63,338,634)	(50,901,612)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	468,201,442	473,760,320
Unconsolidated investment in a real estate property	9,490,189	10,053,931
Total real estate investments, net, excluding real estate investments held for sale, net	477,691,631	483,814,251
Real estate investments held for sale, net	—	11,557,689
Total real estate investments, net	477,691,631	495,371,940
Cash and cash equivalents	6,824,847	3,129,414
Tenant deferred rent and other receivables	17,388,119	12,794,568
Above-market lease intangibles, net	1,258,460	1,313,959
Prepaid expenses and other assets	3,402,025	4,173,221
Investment in preferred stock	—	11,038,658
Interest rate swap derivative	807,337	2,970,733
Other assets related to real estate investments held for sale	—	103,337
Total assets	$507,372,419	$530,895,830
Liabilities and Equity
Mortgage notes payable, net	$30,863,014	$31,030,241
Credit facility term loan, net	248,876,279	248,508,515
Accounts payable, accrued and other liabilities	4,985,424	4,469,508
Distributions payable	1,962,762	12,174,979
Below-market lease intangibles, net	8,178,307	8,868,604
Interest rate swap derivative	755,490	473,348
Other liabilities related to real estate investments held for sale	—	248,727
Total liabilities	295,621,276	305,773,922

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023 with an aggregate liquidation value of $50,000,000	2,000	2,000
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 10,022,085 shares issued and 9,554,766 shares outstanding as of September 30, 2024 and 8,048,110 shares issued and 7,704,600 shares outstanding as of December 31, 2023	10,022	8,048
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in-capital	343,216,935	292,617,486
Treasury stock, at cost, 467,319 and 343,510 shares held as of September 30, 2024 and December 31, 2023, respectively	(7,111,921)	(5,290,780)
Cumulative distributions and net losses	(151,893,580)	(145,551,586)
Accumulated other comprehensive income	2,047,473	2,658,170
Total Modiv Industrial, Inc. equity	186,270,929	144,443,338
Noncontrolling interests in the Operating Partnership	25,480,214	80,678,570
Total equity	211,751,143	225,121,908
Total liabilities and equity	$507,372,419	$530,895,830
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income:
Rental income	$11,589,370	$12,500,338	$34,833,458	$34,648,083
Management fee income	65,993	65,991	197,979	197,978
Total income	11,655,363	12,566,329	35,031,437	34,846,061

Expenses:
General and administrative	1,660,520	1,735,104	5,078,814	5,240,935
Stock compensation expense	75,000	8,469,867	1,521,002	9,790,206
Depreciation and amortization	4,166,992	4,175,209	12,437,021	11,403,603
Property expenses	1,025,051	1,195,224	2,703,076	4,429,936
Impairment of real estate investment property	—	—	—	3,499,438
Total expenses	6,927,563	15,575,404	21,739,913	34,364,118

Gain (loss) gain on sale of real estate investments, net	172,001	(1,708,801)	3,359,807	(1,708,801)
Operating income (loss)	4,899,801	(4,717,876)	16,651,331	(1,226,858)

Other income (expense):
Interest income	81,622	26,386	403,344	296,921
Dividend income	—	190,000	113,328	190,000
Income from unconsolidated investment in a real estate property	74,509	79,166	222,574	207,506
Interest expense, including unrealized gain or loss on interest rate swaps and net of derivative settlements	(6,103,668)	(2,922,918)	(12,514,167)	(6,761,779)
Loss on sale of investment in common stock	—	—	(4,513)	—
Increase (decrease) in fair value of investment in preferred and common stock	—	440,000	(20,574)	440,000
Other expense, net	(5,947,537)	(2,187,366)	(11,800,008)	(5,627,352)

Net (loss) income	(1,047,736)	(6,905,242)	4,851,323	(6,854,210)
Less: net loss (income) attributable to noncontrolling interests in Operating Partnership	461,334	1,368,896	(388,349)	1,535,452
Net (loss) income attributable to Modiv Industrial, Inc.	(586,402)	(5,536,346)	4,462,974	(5,318,758)
Preferred stock dividends	(921,875)	(921,875)	(2,765,625)	(2,765,625)
Net (loss) income attributable to common stockholders	$(1,508,277)	$(6,458,221)	$1,697,349	$(8,084,383)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$(0.86)	$0.19	$(1.06)
Net (loss) earnings per share attributable to common stockholders and noncontrolling interests:
Diluted	$(0.18)	$(0.86)	$0.19	$(1.06)

Weighted-average number of common shares outstanding:
Basic	9,430,885	7,548,052	9,151,287	7,537,505
Weighted-average number of common shares and Class C OP Units outstanding:
Diluted	10,959,030	9,147,950	11,245,080	9,041,564

Distributions declared per common share and Class C OP Unit	$0.2875	$0.2875	$0.8625	$0.8625
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(1,047,736)	$(6,905,242)	$4,851,323	$(6,854,210)
Other comprehensive loss: cash flow hedge adjustment
Amortization of unrealized holding gain on interest rate swap	(255,873)	(253,092)	(762,059)	(756,496)
Comprehensive (loss) income	(1,303,609)	(7,158,334)	4,089,264	(7,610,706)

Net loss (income) attributable to noncontrolling interest in Operating Partnership	461,334	1,368,896	(388,349)	1,535,452
Other comprehensive loss attributable to noncontrolling interest in Operating Partnership: cash flow hedge adjustment
Amortization of unrealized holding gain on interest rate swap	35,835	44,264	141,893	125,746
Comprehensive loss (income) attributable to noncontrolling interest in Operating Partnership	497,169	1,413,160	(246,456)	1,661,198
Comprehensive (loss) income attributable to Modiv Industrial, Inc.	$(806,440)	$(5,745,174)	$3,842,808	$(5,949,508)
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Equity
Three Months Ended September 30, 2024 and 2023
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			Common Stock (“CS”)			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, June 30, 2024	2,000,000	$2,000	9,825,586	$9,825	$337,780,646	(343,510)	$(5,290,780)	$(147,660,654)	$2,140,570	$186,981,607	$38,713,837	$225,695,444
Issuance of common stock - distribution reinvestments	—	—	35,029	35	526,228	—	—	—	—	526,263	—	526,263
ATM offering of common stock, net (Note 9)	—	—	157,006	157	2,375,823	—	—	—	—	2,375,980	—	2,375,980
Stock compensation expense	—	—	4,464	5	74,995	—	—	—	—	75,000	—	75,000
Repurchase of CS and Class C OP Units	—	—	—	—	—	(123,809)	(1,821,141)	—	—	(1,821,141)	(9,711,627)	(11,532,768)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(2,724,649)	—	(2,724,649)	(438,643)	(3,163,292)
Net loss	—	—	—	—	—	—	—	(586,402)	—	(586,402)	(461,334)	(1,047,736)
Other comprehensive income	—	—	—	—	—	—	—	—	(220,038)	(220,038)	(35,835)	(255,873)
Adjustment to noncontrolling interests	—	—	—	—	2,459,243	—	—	—	126,941	2,586,184	(2,586,184)	—
Balance, September 30, 2024	2,000,000	$2,000	10,022,085	$10,022	$343,216,935	(467,319)	$(7,111,921)	$(151,893,580)	$2,047,473	$186,270,929	$25,480,214	$211,751,143

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			CS			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, June 30, 2023	2,000,000	$2,000	7,874,502	$7,875	$280,815,445	(343,510)	$(5,290,780)	$(123,895,028)	$3,080,694	$154,720,206	$85,373,051	$240,093,257
Issuance of common stock -distribution reinvestments	—	—	42,230	42	552,044	—	—	—	—	552,086	—	552,086
Stock compensation expense	—	—	4,194	4	69,996	—	—	—	—	70,000	—	70,000
OP Units compensation expense	—	—	—	—	8,399,867	—	—	—	—	8,399,867	—	8,399,867
Dividends, preferred stock	—	—	—	—	—	—	—	(921,875)	—	(921,875)	—	(921,875)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(2,171,210)	—	(2,171,210)	(459,955)	(2,631,165)
Net loss	—	—	—	—	—	—	—	(5,536,346)	—	(5,536,346)	(1,368,896)	(6,905,242)
Other comprehensive income	—	—	—	—	—	—	—	—	(208,828)	(208,828)	(44,264)	(253,092)
Balance, September 30, 2023	2,000,000	$2,000	7,920,926	$7,921	$289,837,352	(343,510)	$(5,290,780)	$(132,524,459)	$2,871,866	$154,903,900	$83,499,936	$238,403,836
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			CS			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2023	2,000,000	$2,000	8,048,110	$8,048	$292,617,486	(343,510)	$(5,290,780)	$(145,551,586)	$2,658,170	$144,443,338	$80,678,570	$225,121,908
Issuance of common stock - distribution reinvestments	—	—	109,229	109	1,610,433	—	—	—	—	1,610,542	—	1,610,542
ATM offering of common stock, net (Note 9)	—	—	233,997	234	3,260,725	—	—	—	—	3,260,959	—	3,260,959
Exchange for Class C OP Units to common stock	—	—	1,617,491	1,617	41,825,458	—	—	—	(118,742)	41,708,333	(41,708,333)	—
Stock compensation expense	—	—	13,258	14	209,986	—	—	—	—	210,000	—	210,000
OP Units compensation expense	—	—	—	—	1,311,002	—	—	—	—	1,311,002	—	1,311,002
Repurchase of CS and Class C OP Units	—	—	—	—	—	(123,809)	(1,821,141)	—	—	(1,821,141)	(9,711,627)	(11,532,768)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(2,765,625)	—	(2,765,625)	—	(2,765,625)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(8,039,343)	—	(8,039,343)	(1,514,796)	(9,554,139)
Net income	—	—	—	—	—	—	—	4,462,974	—	4,462,974	388,349	4,851,323
Other comprehensive income	—	—	—	—	—	—	—	—	(620,166)	(620,166)	(141,893)	(762,059)
Adjustment to noncontrolling interests	—	—	—	—	2,381,845	—	—	—	128,211	2,510,056	(2,510,056)	—
Balance, September 30, 2024	2,000,000	$2,000	10,022,085	$10,022	$343,216,935	(467,319)	$(7,111,921)	$(151,893,580)	$2,047,473	$186,270,929	$25,480,214	$211,751,143

	Preferred Stock		Class C		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Modiv Industrial, Inc. Equity	Noncontrolling Interests in the Operating Partnership	Total Equity
			CS			Treasury Stock
	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance, December 31, 2022	2,000,000	$2,000	7,762,506	$7,762	$278,339,020	(250,153)	$(4,161,618)	$(117,938,876)	$3,502,616	$159,750,904	$81,283,056	$241,033,960
Issuance of common stock -distribution reinvestments	—	—	140,965	141	1,708,144	—	—	—	—	1,708,285	—	1,708,285
Issuance of Class C OP Units	—	—	—	—	—	—	—	—	—	—	5,175,285	5,175,285
Stock compensation expense	—	—	17,455	18	234,982	—	—	—	—	235,000	—	235,000
OP Units compensation expense	—	—	—	—	9,555,206	—	—	—	—	9,555,206	—	9,555,206
Repurchase of common stock	—	—	—	—	—	(93,357)	(1,129,162)	—	—	(1,129,162)	—	(1,129,162)
Dividends, preferred stock	—	—	—	—	—	—	—	(2,765,625)	—	(2,765,625)	—	(2,765,625)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(6,501,200)	—	(6,501,200)	(1,297,207)	(7,798,407)
Net loss	—	—	—	—	—	—	—	(5,318,758)	—	(5,318,758)	(1,535,452)	(6,854,210)
Other comprehensive income	—	—	—	—	—	—	—	—	(630,750)	(630,750)	(125,746)	(756,496)
Balance, September 30, 2023	2,000,000	$2,000	7,920,926	$7,921	$289,837,352	(343,510)	$(5,290,780)	$(132,524,459)	$2,871,866	$154,903,900	$83,499,936	$238,403,836
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$4,851,323	$(6,854,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,437,021	11,403,603
Stock compensation expense	1,521,002	9,790,206
Amortization of deferred rents	(4,378,863)	(4,528,120)
Amortization of deferred lease incentives	(1,391)	217,537
Amortization of deferred financing costs and premium/discount	664,488	556,134
Amortization of (below) above market lease intangibles, net	(634,798)	(596,194)
Impairment of real estate investment property	—	3,499,438
Decrease (increase) in fair value of investment in common and preferred stock	20,574	(440,000)
(Gain) loss on sale of real estate investments	(3,359,807)	1,708,801
Unrealized loss (gain) on interest rate swap valuation	1,683,479	(2,781,840)
Income from unconsolidated investment in a real estate property	(222,574)	(207,506)
Distributions from unconsolidated investment in a real estate property	786,316	179,121
Change in operating assets and liabilities:
(Increase) decrease in tenant deferred rent and other receivables	(194,900)	242,711
Increase in prepaid expenses and other assets	(628,623)	(104,467)
Decrease (increase) in accounts payable, accrued and other liabilities	291,813	(875,048)
Net cash provided by operating activities	12,835,060	11,210,166

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(5,183,443)	(122,778,215)
Additions to existing real estate investments	(1,762,700)	(1,744,462)
Net proceeds from sale of real estate investments	15,022,626	34,737,474
Purchase deposits, net	1,152,499	(1,259,452)
Net proceeds from sale of investment in common stock	652,118	—
Refund of lease incentives	—	48,731
Net cash provided by (used in) investing activities	9,881,100	(90,995,924)

Cash Flows from Financing Activities:
Borrowings from credit facility term loan	—	100,000,000
Repayments of credit facility revolver, net	—	(3,000,000)
Principal payments on mortgage notes payable	(188,932)	(10,230,160)
Proceeds from offering of common stock, net	3,260,959	—
Repurchases of common stock and Class C OP Units	(11,532,768)	(1,129,162)
Dividends paid to preferred stockholders	(2,765,625)	(2,765,625)
Distributions paid to common stockholders and Class C OP Unit holders	(7,794,361)	(6,056,334)
Net cash (used in) provided by financing activities	(19,020,727)	76,818,719
Net increase (decrease) in cash and cash equivalents	3,695,433	(2,967,039)
Cash and cash equivalents, beginning of period	3,129,414	8,608,649
Cash and cash equivalents, end of period	$6,824,847	$5,641,610

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,055,180	$8,675,670

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Supplemental Schedule of Noncash Investing and Financing Activities:
Distribution of GIPR common stock to Class C Common Stock and Class C OP Units	$10,361,454	$—
Receipt of GIPR common stock in exchange of GIPR preferred stock	$(11,038,658)	$—
Conversion of Classes M, P and R OP Units to Class C OP Units	$(17,704,879)	$—
Exchange of Class C OP Units for Class C Common Stock	$59,413,212	$—
Investment in preferred stock	$—	$9,620,000
Accrued real estate improvements	$—	$2,350,000
Issuance of Class C OP Units in the acquisition of a real estate investment	$—	$5,175,284
Reinvested distributions from common stockholders	$1,610,542	$1,716,399
Increase in accrued distribution	$149,237	$33,787
Supplemental disclosure related to changes in real estate investments held for sale, net:
Real estate investments held for sale, net	$(11,557,689)	$3,372,461
Other assets related to real estate investments held for sale	$(103,337)	$33,393
Other liabilities related to real estate investments held for sale	$(248,727)	$44,468
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
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 88% and 68% partnership interest in, the Operating Partnership as of September 30, 2024 and December 31, 2023, respectively. The Operating Partnership's limited partners are holders of Class C Operating Partnership units, as described in Note 12.
As of September 30, 2024, the Company's portfolio of approximately 4.5 million square feet of aggregate leasable space consisted of investments in 43 real estate properties, comprised of 39 industrial properties, which represent approximately 77% of the portfolio (expressed as a percentage of ABR) as of September 30, 2024) and includes an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), and four non-core properties, which represent approximately 23% of the portfolio.
At the Market Offering
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200,000,000: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022, and the Company filed a prospectus supplement for the Company’s at-the-market offering of up to $50,000,000 of its Class C Common Stock (the “ATM Offering”) on June 6, 2022. On November 13, 2023, the Company filed Supplement No. 1 to the Prospectus Supplement dated June 6, 2022, and to the Prospectus dated June 2, 2022, to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name. During January 2024, the Company sold and issued 76,991 shares of Class C Common Stock under the ATM Offering for $1,137,028, net of sales commissions of $23,205. During September 2024, 157,006 additional shares were sold at an average price of $16.68 per share and issued for $2,561,095, net of sale commissions of $57,612. The resulting net proceeds from the ATM Offering for the nine months ended September 30, 2024 were $3,260,959 after legal, accounting, investor relations and other offering costs of $437,164.
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
Through September 30, 2024, the Company has issued 467,112 shares of Class C Common Stock pursuant to the DRP.
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
As of September 30, 2024, the Company's board of directors has not authorized a new stock repurchase program for the repurchase of the Company's outstanding shares of common stock and Series A Preferred Stock.
Private Repurchase Transaction
On July 31, 2024, the Company entered into an agreement with First City Investment Group, LLC (“First City”), an affiliate of Group of Trophy, LLC, to purchase the remaining 656,191 Class C OP Units held by First City and to repurchase 123,809 shares of Class C Common Stock also held by First City. Under this agreement, the purchase price was based on the average daily closing price of the Class C Common Stock on the NYSE for the 10 consecutive trading days immediately preceding the date that the Company received notice from First City on July 29, 2024 that it would like to consummate the closing, as prescribed by the Operating Partnership agreement. The transaction closed on August 1, 2024 at a price of $14.80 per share and unit, for total net consideration of $11,532,768. As a result of this transaction, the KIA auto dealership property located in Carson, California is no longer subject to a tax protection agreement.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet of the Company as of December 31, 2023 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024. Please see the Company’s Annual Report for significant accounting policies as the significant accounting policies are consistent with those described in the Annual Report.
Reclassification
A prior year statement of operations account has been reclassified to conform with the current year presentation. Management fee income was reclassified from other income (expense) to total income in the accompanying unaudited condensed consolidated statements of operations. The reclassification did not affect net loss in the prior year's consolidated statements of operations.

Immaterial Error Correction
During the three and nine months ended September 30, 2024, the Company corrected its computation of net (loss) earnings per share attributable to noncontrolling interest used in calculating its (loss) earnings per share, as disclosed in Note 13, from a cumulative earnings approach to a discrete earnings approach, wherein the net income or loss attributable to noncontrolling interests in Operating Partnership is computed for each quarter separately from each year-to-date period. This change was made because each Class C Common Share and Class C OP Unit have the same participation in earnings (loss) and therefore there is no difference between basic and diluted earnings (loss) per share. Due to such change, the net loss attributable to noncontrolling interest in Operating Partnership for the nine months ended September 30, 2023 increased by $64,802 from $1,535,452 to $1,600,254 resulting in a decrease by the same amount in the net loss attributable to common stockholders from $(8,084,383) to $(8,019,581). The effect of this change decreased the Company’s basic loss per share attributable to common stockholders from $(1.07) per share to $(1.06) per share and by the same amount for diluted loss per share attributable to common stockholders and noncontrolling interests. See Note 13 for further details of the earnings (loss) per share attributable to common stockholders and noncontrolling interests.
This immaterial error correction did not impact the net loss (income) attributable to noncontrolling interest in Operating Partnership presented on the statements of operations and equity for the three and nine month periods, since those amounts are calculated using the cumulative earnings approach, which is the year-to-date period less the prior quarter’s year-to-date net loss (income) attributable to noncontrolling interest in Operating Partnership.
The statements of comprehensive income (loss) for the three and nine months ended September 30, 2023 have been corrected to subtract, rather than add, the amortization of unrealized holding gain on interest rate swap from net loss. As a result, the comprehensive (loss) attributable to Modiv Industrial, Inc. for the three months ended September 30, 2023 increased from $(5,238,990) to $(5,745,174) and for the nine months ended September 30, 2023 comprehensive loss attributable to Modiv Industrial, Inc. increased from $(4,436,516) to $(5,949,508). This correction is limited to the statement of comprehensive loss and did not have any impact on the Company’s balance sheet, statements of operations, cash flows or equity. Consequently, this correction did not impact income from continuing operations, net loss, or per share amounts and it did not impact any key performance metrics including funds from operations, adjusted funds from operations, leverage and debt covenants. The Company's Annual Report on Form 10-K for the year ended December 31, 2023 was properly presented. Management discovered these presentation errors during the preparation of the Company's quarterly financial statements for the three months ended March 31, 2024 and related reconciliations of the 2023 amounts.
NOTE 3. REAL ESTATE INVESTMENTS, NET
As of September 30, 2024, the Company’s real estate net investment portfolio of $468,201,442 consisted of 42 wholly-owned operating properties, excluding the TIC Interest, located in 15 states.
Acquisitions
Nine Months Ended September 30, 2024 and 2023
On July 15, 2024, the Company acquired an industrial manufacturing property that produces optical systems for the defense and aerospace industries for $5,125,000. The property is located in the Tampa, Florida metropolitan area and the tenant entered into a 20-year sale-leaseback agreement at an initial cap rate of 8.00% and a weighted average cap rate of 10.59%, with annual rent escalations of 2.85%. The Company defines “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property and defines “weighted average cap rate” as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property. The total acquisition cost, including legal fees and transaction costs, was $5,183,443. The seller is not affiliated with the Company or its affiliates. The Company recognized $117,759 of rental income related to this property during each of the three and nine month periods ended September 30, 2024.
During the nine months ended September 30, 2023, the Company acquired 12 industrial manufacturing real estate properties for an aggregate of $129,753,499. These properties are located in Princeton, Savage, Detroit Lakes and Plymouth, Minnesota; Gap and Reading, Pennsylvania; Roscoe, Illinois; Lansing, Michigan; Ashland and Piqua, Ohio; Alleyton, Texas; and Andrews, South Carolina. These properties had a weighted average lease term of approximately 20.6 years upon acquisition. The Company recognized $3,136,705 and $3,079,272 of rental income related to these properties during the three months ended September 30, 2024 and 2023, respectively, and $9,395,523 and $5,025,967 of rental income related to these properties during the nine months ended September 30, 2024 and 2023, respectively.

Dispositions
Nine Months Ended September 30, 2024 and 2023
Dispositions during the nine months ended September 30, 2024 were as follows:

Property Tenant	Location	Disposition Date	Property Type	Rentable Square Feet	Contract Sale Price	Gain on Sale	Net Proceeds
Levins	Sacramento, CA	1/10/2024	Industrial	76,000	$7,075,000	$3,178,860	$7,033,680
Cummins	Nashville, TN	2/28/2024	Office	87,230	7,950,000	8,946	7,748,946
Lindsay (Land parcel)	Fulton, OH	9/27/2024	Industrial	—	240,000	172,001	240,000
				163,230	$15,265,000	$3,359,807	$15,022,626
During the nine months ended September 30, 2023, the Company sold 14 non-core real estate properties (11 retail and three office) comprising 241,795 square feet for an aggregate contract sale price of $47,466,960, an aggregate loss on sale of $1,708,801 and aggregate net proceeds of $44,473,792, net of commissions, closing costs and repayment of the outstanding mortgages.
Impairment Charge
In March 2023, the Company recorded an impairment charge of $3,499,438 related to its property located in Nashville, Tennessee, leased to Cummins Inc. (“Cummins”). The Company determined that an impairment charge was triggered by expectations of a shortened holding period and estimated the property's fair value based upon market comparables at that time. This property was held for sale as of December 31, 2023 and sold on February 28, 2024 as described in Dispositions above.
Asset Concentration
As of September 30, 2024 and December 31, 2023, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows:

	September 30, 2024		December 31, 2023
Property Tenant and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$66,529,171	13.1%	$67,325,569	12.7%
Rental Income Concentration
During the three and nine months ended September 30, 2024 and 2023, the Company’s rental income concentration (greater than 10% of rental income) was as follows:

	Three Months Ended September 30,
	2024		2023
Property Tenant and Location	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$1,661,178	14.3%	$1,652,422	13.2%
KIA retail property, Carson, CA	$1,272,449	11.0%	$1,289,545	10.3%

	Nine Months Ended September 30,
	2024		2023
Property Tenant and Location	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$4,989,473	14.3%	$4,474,870	12.9%
KIA retail property, Carson, CA	$3,757,648	10.8%	$3,879,601	11.2%
Operating Leases
The Company’s real estate properties are primarily leased to tenants under net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections. Except for properties leased to Solar Turbines Incorporated in San Diego, California and State of California's Office of Emergency Services in Rancho Cordova, California, all of the Company's operating leases contain options to extend the lease terms of one to six 5-year extensions or one to two 10-year extensions.
In September 2024, the Company extended the lease term of its San Diego, California property leased to WSP USA Inc. (f/k/a Wood Group) for an additional eight years, to February 28, 2034, and is continuing to explore potential lease extensions for certain of its other properties.
As of September 30, 2024, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including lease amendments executed though the date of this report, if any, are as follows:

October through December 2024	$9,674,057
2025	37,911,304
2026	36,167,552
2027	36,013,620
2028	36,328,214
Thereafter	529,295,839
$685,390,586
Intangible Assets, Net Related to the Company's Real Estate
As of September 30, 2024 and December 31, 2023, intangible assets, net related to the Company's real estate were as follows:

	September 30, 2024			December 31, 2023
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$15,833,293	$1,559,546	$(14,364,650)	$15,707,458	$1,559,546	$(14,364,650)
Accumulated amortization	(11,475,839)	(301,086)	6,186,343	(10,715,945)	(245,587)	5,496,046
Net	$4,357,454	$1,258,460	$(8,178,307)	$4,991,513	$1,313,959	$(8,868,604)

As of September 30, 2024, the amortization of intangible assets for the remaining three months of the current year ending December 31, 2024 and for each of the four years and thereafter is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
October through December 2024	$253,294	$18,500	$(230,099)
2025	815,131	70,712	(920,395)
2026	484,121	54,278	(920,395)
2027	470,945	54,278	(920,395)
2028	450,860	54,278	(910,053)
Thereafter	1,883,103	1,006,414	(4,276,970)
	$4,357,454	$1,258,460	$(8,178,307)

Weighted-average remaining amortization period	8.4 years	22.6 years	9.1 years
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
Completing the sale remains subject to the buyer obtaining development approvals and the sale will not close until the earlier of (a) 15 days following the later of buyer obtaining all necessary development approvals and tenant vacating the property, but not prior to February 1, 2025, and (b) August 15, 2025 unless extended. The amendment to the purchase and sale agreement provides that the buyer can extend the outside closing date up to three times for 60 days for each extension. The nonrefundable extension fee for the first extension is $300,000 with 50% applicable to the purchase price. The nonrefundable extension fees for the second and third extensions are $200,000 and $300,000, respectively, and none of these extension fees will be applicable to the purchase price. The buyer is not affiliated with the Company or its affiliates. Since the pending disposition is not probable of being completed within 12 months of the balance sheet date, the property is not classified as a real estate investment held for sale as of September 30, 2024.
Real Estate Investments Held For Sale
As of December 31, 2023, the Company classified two properties as held for sale, both of which were sold during the nine months ended September 30, 2024. The Company's industrial property located in Sacramento, California that was leased to Levins Auto Supply, LLC was sold on January 10, 2024 and its office property located in Nashville, Tennessee that was leased to Cummins, Inc. was sold on February 28, 2024. No properties were classified as held for sale as of September 30, 2024.

The following table summarizes the major components of assets and liabilities related to the real estate investments held for sale as of December 31, 2023:

December 31, 2023
Assets related to real estate investments held for sale:
Land, buildings and improvements	$14,590,062
Tenant origination and absorption costs	1,779,156
Accumulated depreciation and amortization	(4,811,529)
Real estate investments held for sale, net	11,557,689
Other assets, net	103,337
Total assets related to real estate investments held for sale	$11,661,026

Liabilities related to real estate investments held for sale:
Other liabilities, net	$248,727
Total liabilities related to real estate investments held for sale	$248,727
NOTE 4. UNCONSOLIDATED INVESTMENT IN REAL ESTATE PROPERTY
The Company’s investment in unconsolidated property as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
The TIC Interest	$9,490,189	$10,053,931
The Company’s income from investment in unconsolidated property for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
The TIC Interest	$74,509	$79,166	$222,574	$207,506
TIC Interest
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% TIC Interest. The remaining approximate 27.3% interest in the Santa Clara, California property is held by third parties.
The Company and the third parties each hold an individual, undivided ownership interest in the Santa Clara property. Undivided ownership interests are arrangements in which two or more parties jointly own the property and the title is held individually to the extent of each party’s interest. Based upon the nature of the Company’s interest, consolidation is not appropriate, as the consolidation guidance applies to the consolidation of separate legal entities. As the Santa Clara property is subject to joint control, the Company accounts for its TIC Interest using the equity method. The property lease expiration date is March 16, 2026, and the lease provides for three five-year renewal options. The mortgage on this property bears interest at 3.86% and has a maturity date of October 1, 2027.

The Company receives an approximate 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the three months ended September 30, 2024 and 2023, the Company received cash distributions of $241,106 and $54,706, respectively, from the TIC Interest, and $786,316 and $179,121 during the nine months ended September 30, 2024 and 2023, respectively.
As part of the Company’s continued effort to increase balance sheet simplicity, management is currently exploring opportunities to acquire the minority interests in the property in which we hold the TIC Interest, which would result in consolidation of the asset, or to sell the TIC Interest.
The following is summarized financial information for the Santa Clara property as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023:

	September 30, 2024	December 31, 2023
Assets:
Real estate investments, net	$27,789,089	$28,563,746
Cash and cash equivalents	426,652	482,653
Other assets	81,525	79,639
Total assets	$28,297,266	$29,126,038
Liabilities:
Mortgage note payable, net	$12,415,632	$12,642,798
Below-market lease, net	2,258,022	2,367,812
Other liabilities	571,502	287,989
Total liabilities	15,245,156	15,298,599
Total equity	13,052,110	13,827,439
Total liabilities and equity	$28,297,266	$29,126,038

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income	$684,904	$693,170	$2,067,396	$2,036,365
Expenses:
Depreciation and amortization	259,846	257,844	779,517	780,802
Other expenses	193,239	193,902	594,020	572,749
Total expenses	453,085	451,746	1,373,537	1,353,551
Operating income	231,819	241,424	693,859	682,814
Interest expense	129,343	132,547	387,746	395,810
Net income	$102,476	$108,877	$306,113	$287,004

NOTE 5. INVESTMENT IN PREFERRED STOCK
The Company’s investment in preferred stock as of September 30, 2024 and December 31, 2023 is as follows:

	Preferred Stock
	September 30, 2024	December 31, 2023
Fair value of GIPR preferred shares	$—	$11,038,658
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
GIPR exercised its right to redeem all 2,400,000 shares of the GIPR Preferred Stock in exchange for 2,794,597 shares of GIPR common stock (the “GIPR Common Stock”), which were issued to the Company on January 31, 2024. The Company distributed 2,623,153 shares of the GIPR Common Stock to the holders of the Company’s Class C Common Stock and Class C OP Units. By May 9, 2024, the Company sold the remaining 171,444 shares of GIPR Common Stock, which had a fair value of $656,631 as of March 31, 2024, at an average price of $3.80 per share for aggregate net proceeds of $652,118, resulting in a net loss on sale of $4,513.
NOTE 6. OTHER BALANCE SHEET DETAILS
Tenant Deferred Rent and Other Receivables
As of September 30, 2024 and December 31, 2023, tenant deferred rent and other receivables consisted of the following:

	September 30, 2024	December 31, 2023
Straight-line rent	$16,868,726	$12,474,137
Tenant rent and billed reimbursements	236,608	107,635
Unbilled tenant reimbursements	282,785	212,796
Total	$17,388,119	$12,794,568
Prepaid Expenses and Other Assets
As of September 30, 2024 and December 31, 2023, prepaid expenses and other assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$1,528,756	$1,445,629
Construction advances (1)	199,856	1,352,355
Other assets	1,199,770	626,575
Deferred financing costs on credit facility revolver	473,643	748,662
Total	$3,402,025	$4,173,221
(1)    The balance as of September 30, 2024 and December 31, 2023 represents advances for improvements to be made to the Lindsay property in Franklinton, North Carolina.

Accounts Payable, Accrued and Other Liabilities
As of September 30, 2024 and December 31, 2023, accounts payable, accrued and other liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accounts payable	$766,483	$562,647
Accrued expenses	1,698,283	1,202,115
Accrued interest payable	257,232	358,777
Unearned rent	1,631,952	2,076,300
Security deposits	469,409	82,981
Lease incentive obligation	162,065	186,688
Total	$4,985,424	$4,469,508
NOTE 7. DEBT
The breakdown of debt as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Mortgage notes payable, net	$30,863,014	$31,030,241
Credit facility:
Term loan, net (1)	248,876,279	248,508,515
Total	$279,739,293	$279,538,756
(1)The increase in the net balance of the term loan reflects ongoing amortization of deferred financing costs over the remaining term of the loan at the rate of approximately $122,588 per quarter. Deferred financing costs for the revolver are included in other assets in accordance with GAAP and are being amortized at the rate of $91,673 per quarter.
Mortgage Notes Payable, Net
As of September 30, 2024 and December 31, 2023, the Company’s outstanding mortgage notes payable consisted of the following:

Collateral	2024 Principal Amount	2023 Principal Amount	Interest Rate (1)	Loan Maturity
Costco property	$18,661,068	$18,850,000	4.85%	01/01/2030
Taylor Fresh Foods property	12,350,000	12,350,000	3.85%	11/01/2029
Total mortgage notes payable	31,011,068	31,200,000
Less unamortized deferred financing costs	(148,054)	(169,759)
Mortgage notes payable, net	$30,863,014	$31,030,241
(1)Represents the contractual interest rate in effect under the respective mortgage note payable as of September 30, 2024.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable which is a Level 3 fair value measurement, reflecting unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Face Value	Carrying Value	Fair Value	Face value	Carrying Value	Fair Value
Mortgage notes payable	$31,011,068	$30,863,014	$28,868,211	$31,200,000	$31,030,241	$27,999,621

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Credit Facility, Net
The Company's Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022, which was amended on October 21, 2022, primarily to increase the line of credit. The Credit Agreement currently provides a $400,000,000 line of credit comprised of a $150,000,000 four-year revolving line of credit, which may be extended by up to 12 months subject to certain conditions (the “Revolver”) and a $250,000,000 five-year term loan (the “Term Loan” and together with the Revolver, the “Credit Facility”) with KeyBank and the other lending institutions party thereto (collectively, the “Lenders”), including KeyBank as Agent for the Lenders (in such capacity, the “Agent”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness, and capital expenditures.
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
On December 20, 2022, the Credit Agreement was amended to allow the Company to draw on the additional $100,000,000 Term Loan commitment up to five times by April 19, 2023, in exchange for a quarterly unused fee. The $100,000,000 Term Loan commitment was fully drawn by April 19, 2023 and unused fees amounted to zero and $101,181 during the three and nine months ended September 30, 2023, respectively.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company's actual leverage ratio at the end of the prior quarter. With the Company's leverage ratio at 47% as of June 30, 2024, the spread over the secured overnight financing rate (“SOFR”), including a 10-basis point credit adjustment, is 185 basis points and the interest rate on the Revolver was 6.725% on September 30, 2024; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred total unused fees of $95,833 and $94,525 for the three months ended September 30, 2024 and 2023, respectively, and $285,416 and $282,983 for the nine months ended September 30, 2024 and 2023, respectively.
On May 10, 2022, the Company entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to its original $150,000,000 Term Loan. The swap agreement resulted in a fixed interest rate of 4.058% on the Term Loan based on the Company's leverage ratio of 48% as of September 30, 2024.
On October 26, 2022, the Company entered into a second swap agreement, effective from November 30, 2022 to November 30, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to its expanded Term Loan. The swap agreement resulted in a fixed interest rate of 5.240% on the additional $100,000,000 borrowed under the expanded Term Loan based on the Company's leverage ratio of 48% as of September 30, 2024.
The Credit Facility includes customary representations, warranties and covenants. The Credit Facility is secured by a pledge of all of the Operating Partnership’s equity interests in certain of the single-purpose, property-owning entities (the “Subsidiary Guarantors”) that are indirectly owned by the Company, and various cash collateral owned by the Operating Partnership and the Subsidiary Guarantors. In connection with the Credit Facility, the Company and each of the Subsidiary Guarantors entered into an Unconditional Guaranty of Payment and Performance in favor of the Agent, pursuant to which the Company and each of the Subsidiary Guarantors agreed to guarantee the full and prompt payment of the Operating Partnership’s obligations under the Credit Agreement.
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of September 30, 2024.

Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of September 30, 2024:

	Mortgage Notes Payable	Credit Facility
		Revolver	Term Loan	Total
October through December 2024	$93,536	$—	$—	$93,536
2025	557,211	—	—	557,211
2026	582,154	—	—	582,154
2027	608,230	—	250,000,000	250,608,230
2028	635,488	—	—	635,488
Thereafter	28,534,449	—	—	28,534,449
Total principal	31,011,068	—	250,000,000	281,011,068
Less: deferred financing costs, net	(148,054)	—	(1,123,721)	(1,271,775)
Net principal	$30,863,014	$—	$248,876,279	$279,739,293
Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized gain on interest rate swaps for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Mortgage notes payable:
Interest expense	$345,424	$411,610	$1,038,855	$1,354,642
Amortization of deferred financing costs	7,235	7,235	21,705	21,705
Credit facility:
Interest expense	4,565,798	4,509,026	13,586,024	10,895,933
Unused commitment fees	95,833	94,525	285,416	384,164
Amortization of deferred financing costs	214,261	214,261	642,783	642,783
Swap derivatives:
Derivative cash settlements (1)	(1,647,754)	(1,586,641)	(4,953,188)	(4,062,442)
Unrealized loss (gain) on interest rate swap valuation for first swap (2)	1,355,228	167,926	2,163,396	(327,824)
Amortization of unrealized gain on interest rate swap valuation (2)	(255,873)	(253,092)	(762,059)	(756,496)
Unrealized loss (gain) on interest rate swap valuation for second swap (3)	1,323,446	(710,258)	282,142	(1,697,520)
Other	100,070	68,326	209,093	306,834
Interest expense, net	$6,103,668	$2,922,918	$12,514,167	$6,761,779
(1)    Derivative cash settlements received from two swap instruments entered into by the Company covering (i) its original $150,000,000 Credit Facility Term Loan (first swap) effective May 31, 2022 and (ii) its additional $100,000,000 Term Loan commitment (second swap) effective November 30, 2022, as described above and in Note 8.

(2)    Subsequent to December 31, 2022, the Company's $150,000,000 derivative instrument failed to qualify as a cash flow hedge because it was deemed ineffective, as described in Note 8. The $1,355,228 and $2,163,396 of unrealized losses on the swap valuation for the three and nine months ended September 30, 2024, respectively, and the $167,926 and $(327,824) of unrealized loss (gain) for the three and nine months ended September 30, 2023, respectively, are recognized as an increase (decrease) in interest expense. Furthermore, the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the loan agreement (see Note 8 for more details).
(3)    The Company's $100,000,000 derivative instrument was not designated as a cash flow hedge and, therefore, the $1,323,446 and $282,142 of unrealized losses on the valuation of this swap for the three and nine months ended September 30, 2024, respectively, are reflected as increases in interest expense. The $710,258 and $1,697,520 of unrealized gains on the valuation of this swap for the three and nine months ended September 30, 2023, respectively, are reflected as decreases in interest expense (see Note 8 for more details).
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement on May 10, 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150,000,000 Term Loan. The swap agreement matures on January 15, 2027 and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024. The Company designated the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of July 1, 2022 as a cash flow hedge which was effective through December 31, 2022. The derivative instrument failed to qualify as a cash flow hedge during the year ended December 31, 2023 and the three and nine months ended September 30, 2024 as described below.
The Company, through its Operating Partnership, entered into another five-year swap agreement on October 26, 2022 to fix SOFR at 3.440% effective November 30, 2022 related to the variable interest rate on its additional $100,000,000 Term Loan commitment. The swap agreement matures on November 30, 2027, and the financial institution counterparty has a one-time option to cancel the swap on December 31, 2024 at no cost. The Company did not designate the pay-fixed, receive-floating interest rate swap with the terms described in the table below as of November 30, 2022 as a cash flow hedge.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2024 and December 31, 2023:

	September 30, 2024					December 31, 2023
Interest Rate Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate (ii)	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate	Fixed Pay Rate (ii)	Weighted Average Remaining Term
Non-designated	2	$250,000,000	USD - SOFR	4.53%	2.3 years	2	$250,000,000	USD - SOFR	4.53%	3.0 years
(i)The notional amount of the Company’s swaps corresponds to the principal balance on the Term Loan. The minimum notional amount (outstanding principal balance at the maturity date) as of September 30, 2024 and December 31, 2023 was $250,000,000.
(ii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company's leverage ratio increases above 50%.
The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value	Change in Fair Value
Interest Rate Swap	Asset - Interest rate swap derivatives, at fair value	1	$807,337	1	$2,970,733	$(2,163,396)
Interest Rate Swap	Liability - Interest rate swap derivatives, at fair value	1	$(755,490)	1	$(473,348)	$(282,142)

The interest rate swap derivative on the original $150,000,000 Term Loan was designated as a cash flow hedge for financial accounting purposes from July 1, 2022 through December 31, 2022. Subsequent to December 31, 2022, based on the Company's prospective effectiveness testing of the derivative instrument, the swap failed to qualify as a cash flow hedge because it was deemed ineffective due to the potential for a reduced term of the swap that could result from the cancellation option described above as compared with the maturity of the Term Loan.
As a result, the net change in fair value of the first Term Loan swap is recorded as a component of interest expense with losses reflecting an increase to interest expense and gains reflecting a decrease to interest expense. During the three and nine months ended September 30, 2024, the Company recognized unrealized losses of $1,355,228 and $2,163,396, respectively. During the three and nine months ended September 30, 2023, the Company recognized an unrealized loss (gain) of $167,926 and $(327,824), respectively.
Due to the above $150,000,000 Term Loan derivative instrument's failure to qualify as a cash flow hedge subsequent to December 31, 2022, the unrealized gain on interest rate swap derivative of $4,105,103 as of December 31, 2022 (recorded in the Company's financial statements as follows: (i) $3,502,616 of accumulated other comprehensive income and (ii) $602,487 of noncontrolling interest in Operating Partnership) is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the debt agreement. There is no income tax expense resulting from this amortization.
During the three and nine months ended September 30, 2024, interest expense was reduced by $255,873 and $762,059, respectively, and $253,092 and $756,496 during the three and nine months ended September 30, 2023, respectively, for amortization of the unrealized gain on this swap previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership.
As of September 30, 2024, the Company's unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in Operating Partnership in the Company's consolidated balance sheet amounted to $2,327,893. The Company estimates that $255,874 of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in Operating Partnership as a reduction to interest expense in the Company's accompanying unaudited condensed consolidated statements of operations over the remaining three months in 2024.
The second interest rate swap derivative on the additional $100,000,000 Term Loan was not designated as a cash flow hedge for financial accounting purposes. The decreases in the fair value of $1,323,446 and $282,142 for the three and nine months ended September 30, 2024, respectively, were recorded as unrealized losses on interest rate swap valuation and reflected as increases in interest expense in the Company's accompanying unaudited condensed consolidated statements of operations. The unrealized losses on the second swap during the three and nine months ended September 30, 2024 reflect recent decreases in the forward curve for future SOFR rates through December 31, 2024 (the one-time cancellation option date). The increases in the fair value of $710,258 and $1,697,520 for the three and nine months ended September 30, 2023, respectively, were recorded as unrealized gains on the interest rate swap valuation and reflected as reductions to interest expense in the Company’s accompanying unaudited condensed consolidated statements of operations.
NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company classified and designated 2,000,000 shares of its authorized preferred stock as authorized shares of Series A Preferred Stock. As of September 30, 2024 and December 31, 2023, 2,000,000 shares of authorized Series A Preferred Stock were issued and outstanding.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company's Class C Common Stock have not been met as of September 30, 2024.
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
On March 1, 2024 and March 9, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the first quarters of 2024 and 2023. The amounts were accrued as of March 31, 2024 and 2023 and were paid on April 15, 2024 and April 17, 2023, respectively. On May 1, 2024 and June 15, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the second quarters of 2024 and 2023. The amounts were accrued as of June 30, 2024 and 2023 and were paid on July 15, 2024 and July 17, 2023, respectively. On July 31, 2024 and August 7, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the third quarters of 2024 and 2023. The amounts were accrued as of September 30, 2024 and 2023 and were paid on October 15, 2024 (see Note 14) and October 16, 2023, respectively.
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

On November 13, 2023, the Company filed Supplement No. 1 to the ATM Prospectus to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name. During January 2024, the Company sold and issued 76,991 shares of Class C Common Stock for $1,137,028, net of sales commissions of $23,205. On September 9, 2024, the ATM Offering resumed and the Company sold and issued 157,006 shares of Class C Common Stock at an average price of $16.68 per share for $2,561,095, net of sales commissions of $57,612 during September 2024, resulting in net proceeds of $3,260,959 for the nine months ended September 30, 2024, after legal, accounting, investor relations and other offering costs of $437,164.
Common Stock Repurchase
See Notes 1 and 12 for a description of the repurchase of 123,809 shares of Class C Common Stock held by First City, an affiliate of Group of Trophy, LLC, on August 1, 2024.
Common Stock Distributions
Aggregate distributions declared per share of Class C Common Stock were $0.2875 for both the three months ended September 30, 2024 and 2023, and $0.8625 for both the nine months ended September 30, 2024 and 2023; which reflect an annualized distribution rate of $1.15 per share for each of the three and nine months ended September 30, 2024 and 2023.
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board of directors' services for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Board of Directors Compensation	2024	2023	2024	2023
Payments for services rendered	$62,500	$57,500	$182,500	$192,500
Value of shares issued for services rendered	75,000	70,000	210,000	235,000
Total	$137,500	$127,500	$392,500	$427,500

Number of shares issued for services rendered	4,464	4,194	13,258	17,455
Transactions with Other Related Parties
On January 31, 2022, the Company acquired an industrial property and related equipment leased to Kalera Inc. (“Kalera”) in Saint Paul, Minnesota, for $8,079,000. Kalera was introduced to the Company by Curtis B. McWilliams, a former director of the Company. Since Mr. McWilliams was serving as a director of the Company and as an executive of Kalera at the time of the acquisition, all of the disinterested members of the Company’s board of directors approved this transaction in January 2022. Mr. McWilliams resigned as a director of the Company effective September 18, 2024. His resignation was not due to any disagreement with the Company, the Company’s board of directors, or the Company’s management on any matter relating to the Company’s operations, policies, or practices, including the Kalera bankruptcy.
On April 4, 2023, Kalera filed a voluntary petition for bankruptcy relief under Chapter 11 of Title 11 of the United States Code and Mr. McWilliams was appointed as Kalera’s independent director as Kalera continued to operate its business while in bankruptcy. Mr. McWilliams served as Kalera Inc.’s independent director from April 2023 until December 2023 and, while he was an independent director of the Company, recused himself from any matters that related to the Company’s property in Saint Paul, Minnesota which was previously leased to Kalera (see in Note 11 for additional information on the Saint Paul, Minnesota property).

Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company earns management fee income from the Santa Clara property, in which it has a TIC Interest. The management fee income is presented as part of total income in the Company’s statements of operations. The related Santa Clara property management fee expense is included as a reduction in the income from unconsolidated investment in a real estate property. Amounts of each for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fee income from TIC Interest	$65,993	$65,991	$197,979	$197,978
Company's share in TIC management fee expense	$47,984	$47,982	$143,951	$143,951
Stock and OP Unit Repurchases from Related Party
See Notes 1 and 12 for a description of the Company’s repurchases of Class C Common Stock and Class C OP Units from First City Investment Group, LLC which were completed on August 1, 2024.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company's property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of September 30, 2024, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company's consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of September 30, 2024 and December 31, 2023, the Company had obligations to pay $3,040,236 and $2,439,098, respectively, for on-site building and tenant improvements to be incurred by tenants.
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
On October 31, 2023, Kalera filed a motion with the bankruptcy court to reject the Company’s lease and abandon all of its property located at the premises in Saint Paul, Minnesota effective as of October 31, 2023, subject to approval of the motion by the bankruptcy court. On November 21, 2023, the Company filed (i) a limited objection to retroactive rejection of its lease and (ii) a motion to compel Kalera to pay post-petition rent and related charges with the bankruptcy court. The Company and Kalera entered into a settlement agreement for these claims on March 18, 2024, which was approved by the bankruptcy court on April 12, 2024. Kalera’s revised motion to reject the Company’s lease effective as of October 31, 2023 was approved by the bankruptcy court on June 28, 2024.

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
The following table shows the conversion of the various OP Units described above into Class C OP Units as of and for the nine months ended September 30, 2024, the number of Class C OP Units exchanged for Class C Common Stock and outstanding Class C OP Units:

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
The total stock compensation expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class P OP Units	$—	$88,783	$88,783	$266,350
Class R OP Units - Time Vested Units	—	488,887	488,887	1,466,659
Class R OP Units - Performance Vested Units	—	7,822,197	733,332	7,822,197
Class C Common Stock issued to the board of directors for services (see Note 10)	75,000	70,000	210,000	235,000
Total	$75,000	$8,469,867	$1,521,002	$9,790,206
Purchase of Class C OP Units and Repurchase of Class C Common Stock
On February 15, 2024, the 1,312,382 Class C OP Units issued to Group of Trophy, LLC in January 2022 were assigned to its affiliate, First City, and on February 16, 2024, 656,191 of these Class C OP Units were exchanged for Class C Common Stock. On July 31, 2024, the Company entered into an agreement with First City to purchase the remaining 656,191 Class C OP Units held by First City and to repurchase 123,809 shares of Class C Common Stock also held by First City. Under this agreement, the purchase price was based on the average daily closing price of the Class C Common Stock on the NYSE for the 10 consecutive trading days immediately preceding the date that the Company received notice from First City on July 29, 2024 that it would like to consummate the closing, as prescribed by the Operating Partnership agreement. The transaction closed on August 1, 2024 at a price of $14.80, for total net consideration of $11,532,768. The Company funded this transaction with available cash on hand. As a result of this transaction, the KIA auto dealership property is no longer subject to a tax protection agreement.

Distributions and Allocations
Class C OP Units received the following distributions and allocations of net (loss) income during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class C OP Units distributions	$501,526	$459,955	$1,542,864	$1,269,653
Class C OP Units net (loss) income allocation	$(461,334)	$(1,368,896)	$388,349	$(1,535,452)
NOTE 13. (LOSS) EARNINGS PER SHARE
The Company reports a dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS uses the if-converted method to compute for the potential dilution that would occur if holders of Class C OP Units exercise their right to exchange their Class C OP Units and the Company elects to exchange their Class C OP Units for shares of Class C Common Stock (see Note 12 for additional information).
The following table presents the computation of the Company's basic and diluted net (loss) income per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator - Basic:
Net (loss) income	$(1,047,736)	$(6,905,242)	$4,851,323	$(6,854,210)
Less: net loss (income) attributable to noncontrolling interest in Operating Partnership (a)	274,646	1,368,896	(388,349)	1,600,254
Preferred stock dividends	(921,875)	(921,875)	(2,765,625)	(2,765,625)
Net (loss) income attributable to common stockholders	$(1,694,965)	$(6,458,221)	$1,697,349	$(8,019,581)

Numerator - Diluted:
Net (loss) income	$(1,047,736)	$(6,905,242)	$4,851,323	$(6,854,210)
Preferred stock dividends	(921,875)	(921,875)	(2,765,625)	(2,765,625)
Net (loss) income attributable to common stockholders and noncontrolling interests	$(1,969,611)	$(7,827,117)	$2,085,698	$(9,619,835)

Denominator:
Weighted average shares outstanding - basic	9,430,885	7,548,052	9,151,287	7,537,505
Class C OP Units (b)	1,528,145	1,599,898	2,093,793	1,504,059
Weighted average shares and units outstanding - diluted	10,959,030	9,147,950	11,245,080	9,041,564

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.18)	$(0.86)	$0.19	$(1.06)
(Loss) earnings per share attributable to common stockholders and noncontrolling interests:
Diluted	$(0.18)	$(0.86)	$0.19	$(1.06)

(a)    Each Class C Common Share and Class C OP Unit have the same participation in earnings (loss) and therefore there is no difference between basic and diluted earnings (loss) per share. Consequently, net loss (income) attributable to noncontrolling interest in Operating Partnership for the three month periods presented above equals the product of (i) the Operating Partnership weighted average units as a percentage of diluted weighted average shares and units outstanding and (ii) the net (loss) income attributable to common shareholders and noncontrolling interests for each period presented. This can result in a different net loss (income) attributable to noncontrolling interest in Operating Partnership than the amount presented on the statements of operations and equity for the three month periods, as those amounts are calculated for the year-to-date period less the prior quarter’s year-to-date net loss (income) attributable to noncontrolling interest in Operating Partnership.
(b)    For each of the three and nine months ended September 30, 2023, the weighted average dilutive effect of 1,980,822 Class M OP Units, Class P OP Units, and Class R OP Units, discussed in Note 12, was excluded from the computation of diluted loss per share because their effect would be anti-dilutive since the units did not vest until the first quarter of 2024 and were not yet entitled to participate in earnings (losses).
NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date the accompanying unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On October 15, 2024, the Company paid its Series A Preferred Stock dividends of $921,875 for the third quarter of 2024, which were declared by the Company’s board of directors on July 31, 2024.
On November 4, 2024, the Company’s board of directors declared Series A Preferred Stock dividends payable of $921,875 for the fourth quarter of 2024, which are scheduled to be paid on January 15, 2025.
Common Stock and Class C OP Unit Distributions
On October 25, 2024, the Company paid its monthly distributions of $0.095833 per share to common stockholders and Class C OP Unit holders of record as of September 30, 2024, which were authorized by the Company's board of directors on May 1, 2024.
On July 31, 2024, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of October 31, 2024, November 29, 2024 and December 31, 2024, which will paid on or about November 25, 2024, December 24, 2024 and January 27, 2025, respectively. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On November 4, 2024, the Company’s board of directors authorized a 1.7% increase in the annual distribution rate from $1.15 per share to $1.17 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record as of January 31, 2025, February 28, 2025 and March 31, 2025, which will be paid on or about February 25, 2025, March 25, 2025 and April 25, 2025, respectively.
On November 4, 2024, the Company, with the authorization of the board of directors of the Company, increased the discount for the purchase price of shares of Class C Common Stock under the Company’s DRP from 3% to 5%, which will go into effect on December 7, 2024.
ATM Offering
From October 1, 2024 through October 15, 2024, the Company sold and issued 81,236 shares of Class C Common Stock at an average price of $16.26 for $1,291,619 net of sales commissions of $29,055, in connection with the ATM Offering.

Lease Extension
On October 31, 2024, the Company received a notice from Labcorp that it is exercising its first option to extend its lease on the Company’s San Carlos, California property for an additional five years, from November 1, 2025 through October 31, 2030 with annual rate increases of 2.00%. Labcorp has one remaining option to extend its lease for an additional five years.
Real Estate Acquisition
On October 31, 2024, the Company entered into an agreement to acquire an industrial property through an “UPREIT” transaction wherein the contributor is scheduled to receive 358,824 Class C OP Units valued at $6,100,000, based on an agreed upon value of $17.00 per Class C OP Unit. The property is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The tenant, Science Interactive Group, LLC, specializes in educational science equipment, providing resources designed to support hands-on learning for students from K-12 to higher education. The Company priced this transaction at an 8.00% cap rate in conjunction with a rent increase effective July 1, 2025. The transaction remains subject to completion of due diligence and customary closing conditions. The contributor is not affiliated with the Company or its affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the accompanying unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024.
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
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the SEC including the risks and uncertainties described in Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.
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
The Company
We primarily generate revenues by leasing properties to industrial manufacturing tenants pursuant to net leases. As of September 30, 2024, our real estate investment portfolio consisted of 43 properties as further described below. The net book value of our real estate investments as of September 30, 2024 was $477,691,631.
Details of our diversified portfolio of 43 operating properties, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), as of September 30, 2024 are as follows:
•39 industrial properties, which represent approximately 77% of the portfolio (expressed as a percentage of annualized base rent (“ABR”), of $40,205,913 as of September 30, 2024) and include the TIC Interest, and four non-core properties which represent approximately 23% of the portfolio by ABR;
•33% of the portfolio by ABR is leased by investment grade tenants;
•Weighted average remaining lease term (“WALT”), excluding tenant rights to extend leases, of approximately 13.8 years;
•Occupancy rate of 98% based on square footage;
•Located in 15 states;
•Leased to 29 different commercial tenants doing business in 12 separate industries;
•Approximately 4.5 million square feet of aggregate leasable space, including the TIC Interest;
•An average leasable space per property of approximately 105,000 square feet; approximately 108,000 square feet per industrial property and approximately 76,000 square feet per non-core property; and
•Outstanding mortgage notes payable balance of $31,011,068 for two consolidated properties and credit facility term loan balance of $250,000,000.
On January 10, 2024 and February 28, 2024, we sold one industrial real estate property and one office real estate property, respectively, with aggregate leasable area of 163,230 square feet for aggregate contract sales prices of $15,265,000 with net proceeds of $15,022,626 (net of commissions and closing costs) and net gains on sales of $3,359,807.

Recent Events and Uncertainties
There are continuing significant uncertainties in the market in which we operate related to inflation and interest rates, the 2024 presidential election in the U.S., and negative impacts associated with the violence and unrest in the Middle East, the ongoing Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia and Iran. Volatility in stock and bond markets, and particularly the uncertainty regarding if and when the Federal Reserve may continue to cut interest rates may negatively impact our operating results, liquidity and sources of borrowings.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve interest rate policy, lingering impacts of the COVID-19 pandemic on office properties, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. We, our tenants and operating partners are impacted by currently elevated inflation and interest rates. While the rate of inflation has declined from historic highs, inflation remains above the Federal Reserve's 2% target and there is continued uncertainty over the future rate of inflation and interest rates. Depending on the future course of inflation, as well as other macroeconomic factors, the Federal Reserve's September 2024 reduction in the federal funds rate may not be followed by additional reductions as they continue to try to rein in inflation. Such action or inaction could contribute to a recession and would negatively impact our future results due to higher borrowing costs on any future borrowing. As of September 30, 2024, 100% of our $281,011,068 outstanding debt is at fixed rates with a weighted average rate of 4.52% as a result of the swap agreements entered into in May 2022 and October 2022. The Company has evaluated various alternatives available to enter into new swap agreements given that it anticipates the exercise of the cancellation options discussed above and intends to implement a new hedging arrangement prior to December 31, 2024.
In addition, continued elevated interest rates would make the costs of future borrowing and refinancing of our current indebtedness more expensive for us. Any future uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. If we are not able to refinance our indebtedness on attractive terms, or at all, at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. However, including extensions available on our Revolver, we do not have any debt maturities prior to January 2027.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal, or to attract new tenants, may result in decreases in cash flows from our office properties. We expect these impacts to be less significant to us because our real estate portfolio includes only three office properties, one of which, our office property in Issaquah, Washington is under contract to be sold as described in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our office property in Rancho Cordova, California is leased to the State of California’s Office of Emergency Services (“OES”) until December 31, 2034.
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
We successfully negotiated lease extensions for one property in the third quarter of 2024 and three properties during 2023; however, changing circumstances may make future lease extensions more difficult. We have two leases expiring in the next 12 months (both at the end of July 2025), one of which is the office property in Issaquah, Washington that is under contract to be sold as discussed in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Generally, our cash requirements for property acquisitions, debt payments and refinancings, capital expenditures and other investments will be funded by bank borrowings through our Credit Facility, mortgage indebtedness on our properties, real estate property sales, internally generated funds, and/or offerings of shares of Class C Common Stock including through our ATM Offering, through which we raised $3,260,959, net of commissions and offering costs of $517,981 for the nine months ended September 30, 2024 and an additional $1,291,619, net of commissions of $29,055 from October 1, 2024 through October 15, 2024.
Purchases of properties in the near-term will be funded primarily with cash on hand, proceeds from our ATM Offering and potential proceeds from dispositions of remaining non-core properties. We have $150 million of borrowing capacity available under our Credit Facility (defined below), which we may utilize in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity, which could result in temporary increases in leverage.
Our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock, and distributions on our Class C Common Stock will be funded by internally generated funds. We expect to have adequate liquidity to meet our cash requirements for the next 12 months and beyond.
Credit Facility and Mortgages
Modiv Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership”), entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022, which was amended on October 21, 2022, and currently provides a $400,000,000 line of credit agreement comprised of a $150,000,000 four-year revolving line of credit (the “Revolver”), which may be extended by up to 12 months subject to certain conditions, and a $250,000,000 five-year term loan (“Term Loan”) with KeyBank National Association (“KeyBank”) and the other lending institutions party thereto (collectively, the “Lenders”), including KeyBank as Agent for the Lenders (in such capacity, the “Agent”), as further described in Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness and capital expenditures.
The Credit Facility includes an accordion option that allows us to request additional Revolver and Term Loan lender commitments up to a total of $750,000,000 subject to customary conditions, including the receipt of new commitments from the Lenders. The Revolver’s maturity is in January 2026 with options to extend for a total of 12 months, and the Term Loan’s maturity is in January 2027.
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio at 48% as of September 30, 2024, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points for the Revolver. Therefore, the interest rate on the Revolver was 6.7250% as of October 31, 2024; although there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and paid total unused fees of $95,833 and $94,525 for the three months ended September 30, 2024 and 2023, respectively, and $285,416 and $282,983 for the nine months ended September 30, 2024 and 2023, respectively.
On May 10, 2022, we entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to our original $150,000,000 Term Loan. We granted the cancellation option because it reduced the swap rate by approximately 50 basis points. This swap agreement resulted in a fixed interest rate of 4.058% on our original $150,000,000 Term Loan based on our leverage ratio of 48% as of September 30, 2024, as described in Note 8 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

On October 26, 2022, we entered into a swap agreement, effective from November 30, 2022 to November 30, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to our expanded Term Loan. We granted the cancellation option because it reduced the swap rate by approximately 50 basis points. This swap agreement resulted in a fixed interest rate of 5.24% on the additional $100,000,000 borrowed under the expanded Term Loan based on our leverage ratio of 48% as of September 30, 2024, as described in Note 8 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
As of September 30, 2024 and December 31, 2023, the outstanding principal balance of our mortgage notes payable on the operating properties was $31,011,068 and $31,200,000, respectively, our Revolver outstanding principal balance was zero, and our Term Loan outstanding principal balance was $250,000,000 as of both balance sheet dates. As of September 30, 2024 and December 31, 2023, our approximately 72.7% pro-rata share of the TIC Interest’s mortgage note payable was $9,078,403 and $9,256,466, respectively, which is not included in our accompanying unaudited condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q.
Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our two mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of September 30, 2024.
Acquisitions and Dispositions of Real Estate Investments
Acquisitions:
Nine Months Ended September 30, 2024 and 2023
On July 15, 2024, we acquired an industrial manufacturing property that produces optical systems for the defense and aerospace industries for $5,125,000. The property is located in the Tampa, Florida metropolitan area and the tenant entered into a 20-year sale-leaseback agreement at an initial cap rate of 8.00% and a weighted average cap rate of 10.59%, with annual rent escalations of 2.85%. We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property and we define “weighted average cap rate” as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property. The total acquisition cost, including legal fees and transaction costs, was $5,183,443, which we funded with available cash on hand.
During the nine months ended September 30, 2023, we acquired 12 industrial manufacturing real estate properties for $129,753,499. These properties are located in Princeton, Savage, Detroit Lakes and Plymouth, Minnesota; Gap and Reading, Pennsylvania; Roscoe Illinois; Lansing, Michigan; Ashland and Piqua, Ohio; Alleyton, Texas; and Andrews, South Carolina and had a weighted average lease term of approximately 20.6 years at acquisition.
Dispositions:
Nine Months Ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we sold two real estate properties (one industrial with a lease expiring at the end of 2024 and one office) comprised of 163,230 square feet and a land parcel which was part of an industrial property in Canal Fulton, Ohio, which was sold to the city to be converted into a park, for aggregate contract sales prices of $15,265,000, with net proceeds of $15,022,626 (net of commissions and closing costs) and net gains on sales of $3,359,807 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of these dispositions).
During the nine months ended September 30, 2023, we sold 14 non-core real estate properties (11 retail and three office) comprised of 241,795 square feet for aggregate contract sales prices of $47,466,960, with net proceeds of $44,473,792 (net of commissions and closing costs) and a net loss on sales of $1,708,801 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of these dispositions).

Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to lease agreements, as of September 30, 2024 and December 31, 2023, we had obligations to pay $3,040,236 and $2,439,098, respectively, for future on-site building and tenant improvements to be incurred by tenants. We expect that such improvements will be funded with cash on hand, operating cash flow, borrowings under our Credit Facility or potential offerings of shares of Class C Common Stock.
In addition, we have identified approximately $497,162 of capital expenditures that are expected to be completed in the next 12 months that are not recoverable from tenants with double-net leases. These improvements will be funded from cash on hand or operating cash flows. More information on our properties and investments can be found in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flow Summary
The following table summarizes our cash flow activity for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$12,835,060	$11,210,166
Net cash provided by (used in) investing activities	$9,881,100	$(90,995,924)
Net cash (used in) provided by financing activities	$(19,020,727)	$76,818,719
Cash Flows from Operating Activities
The increase in cash provided by operating activities of $1,624,894 primarily reflects a decrease in property expenses which resulted from the August 2023 sale of properties subject to gross leases. The decrease in property expense was partially offset by an increase in interest expense, net of derivative cash receipts, during the first nine months of 2024 compared with the first nine months of 2023.
Cash Flows from Investing Activities
The net cash provided by investing activities during the first nine months of 2024 primarily reflects the net proceeds from the sale of two real estate properties and a land parcel aggregating $15,022,626, partially offset by the cost of one acquisition and building additions aggregating $6,946,143. The net cash used in investing activities for the first nine months of 2023 primarily reflects funds used for acquisitions of 12 properties aggregating $122,778,215, additions to existing real estate properties of $1,744,462 and net purchase deposits of $1,259,452, offset in part by net proceeds from sale of real estate properties of $34,737,474 during the first nine months of 2023.
Cash Flows from Financing Activities
The net cash used in financing activities during the first nine months of 2024 primarily reflects the net cost of repurchasing Class C OP Units and shares of Class C Common Stock for $11,532,768, our dividends and distributions paid to preferred and common stockholders and Class C OP Unit holders and monthly repayments of one mortgage note payable, partially offset by net proceeds from the offering of common stock under our ATM in January and September 2024. The net cash provided by financing activities during the first nine months of 2023 primarily reflects our net borrowings of $97,000,000 from the Credit Facility, partially offset by repayments of principal on a mortgage note payable, funds used to repurchase common stock and dividends and distributions paid to preferred and common stockholders and Class C OP Unit holders.

Funds from Operations and Adjusted Funds from Operations
In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“Nareit”) promulgated a measure known as Funds from Operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated investments, preferred dividends and real estate impairments. Because FFO calculations adjust for such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current Nareit definition or may interpret the current Nareit definition differently than we do, making comparisons less meaningful.
Additionally, we use Adjusted Funds From Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as stock-based compensation, amortization of deferred rent, amortization of below/above market lease intangibles, amortization of deferred financing costs, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, and write-offs of due diligence expenses for abandoned pursuits. We also believe that AFFO is a recognized measure of sustainable operating performance of the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
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

The following are the calculations of FFO and AFFO for the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income (in accordance with GAAP)	$(1,047,736)	$(6,905,242)	$4,851,323	$(6,854,210)
Preferred stock dividends	(921,875)	(921,875)	(2,765,625)	(2,765,625)
Net (loss) income attributable to common stockholders and Class C OP Unit holders	(1,969,611)	(7,827,117)	2,085,698	(9,619,835)
FFO adjustments:
Depreciation and amortization of real estate properties	4,166,992	4,175,209	12,437,021	11,403,603
Amortization of lease incentives	1,197	40,397	(1,391)	217,537
Depreciation and amortization for unconsolidated investment in a real estate property	188,934	187,479	566,787	567,721
Impairment of real estate investment property	—	—	—	3,499,438
(Gain) loss on sale of real estate investments, net	(172,001)	1,708,801	(3,359,807)	1,708,801
FFO attributable to common stockholders and Class C OP Unit holders	2,215,511	(1,715,231)	11,728,308	7,777,265
AFFO adjustments:
Stock compensation expense	75,000	8,469,867	1,521,002	9,790,206
Amortization of deferred financing costs	221,496	165,708	664,488	556,134
Abandoned pursuit costs	239,191	1,208	239,191	347,598
Amortization of deferred rents	(1,284,995)	(1,772,403)	(4,378,863)	(4,528,120)
Unrealized loss (gain) on interest rate swap valuation	2,422,801	(795,424)	1,683,479	(2,781,840)
Amortization of (below) above market lease intangibles, net	(211,600)	(204,010)	(634,798)	(596,194)
Loss on sale of investment in common stock	—	—	4,513	—
(Increase) decrease in fair value of investment in preferred and common stock	—	(440,000)	20,574	(440,000)
Other adjustments for unconsolidated investment in a real estate property	23,825	11,819	71,476	35,457
AFFO attributable to common stockholders and Class C OP Unit holders	$3,701,229	$3,721,534	$10,919,370	$10,160,506

Weighted Average Outstanding Shares/Units:
Fully diluted (1)	10,959,030	11,128,772	11,245,080	11,022,386

FFO Per Share/Unit:
Fully diluted	$0.20	$(0.23)	$1.04	$0.71

AFFO Per Share/Unit:
Fully diluted	$0.34	$0.33	$0.97	$0.92
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
Percentage of Annual ABR:

	December 31, 2021	December 31, 2022	December 31, 2023	September 30, 2024
Industrial core	41%	59%	76%	77%
Non-core	59%	41%	24%	23%

WALT (years)	6.1	11.9	14.1	13.8
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
We continued our transformation in the first nine months of 2024 with the sale of two non-core properties in January and February and the acquisition of an industrial manufacturing property in July 2024. With the July 2024 acquisition, industrial properties now comprise 77% of the portfolio ABR and 23% is attributable to non-core properties. Our goal is to have a portfolio consisting of 100% industrial manufacturing properties over the intermediate-term.
The following is a breakdown of our income by property type for the nine months ended September 30, 2024:

	Industrial Core (1)	Non-Core (2)	Total
Total rental income	$26,326,958	$8,506,500	$34,833,458
Management fee income	$197,979	$—	$197,979
(1)    Industrial core properties include an approximate 72.7% TIC interest in the Santa Clara, California property.
(2)    Non-core properties include the following:
(i)    our non-core acquisition of a leading KIA auto dealership located in a prime location in Los Angeles County acquired in January 2022, which was structured as an UPREIT transaction resulting in a favorable equity issuance of $32,809,550 represented by 1,312,382 units of Class C limited partnership interest in the Operating Partnership (“Class C OP Units”) at a cost basis of $25 per share. We repurchased 656,191 of those units and 123,809 shares of Class C Common Stock, which had been previously converted from Class C OP Units, at $14.80 per share on August 1, 2024, resulting in the KIA auto dealership property no longer being subject to a tax protection agreement, as described in Notes 1 and 12 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;

(ii)    our 12-year lease with OES executed in January 2023 for one of our legacy assets located in Rancho Cordova, California that includes an attractive purchase option, which OES may exercise until December 31, 2026. We have received preliminary indications from OES of interest in exercising the option. (We define legacy assets as those that were acquired by different management teams utilizing different investment objectives and underwriting criteria);
(iii)    our legacy property leased to Costco located in Issaquah, Washington, which offers compelling redevelopment opportunities following Costco's lease expiration given its higher density infill location and the fact that the land is zoned to allow for multi-family development. We entered into a purchase and sale agreement with KB Home, a national homebuilder, for the sale of this property in January 2024 and the buyer made a substantial non-refundable deposit in May 2024 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of the pending sale); and
(iv)    two legacy office properties, including a property leased to Solar Turbines that we expect to sell after we complete a parcel split to maximize its value and a property leased to Cummins that was sold on February 28, 2024 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of this sale).
The following is a breakdown of our assets by property type:

	As of September 30, 2024
	Industrial Core (1)	Non-Core (2)
Total investments in real estate property	$392,991,468	$138,548,608
Accumulated depreciation and amortization	(46,292,755)	(17,045,879)
Total real estate investments, net, excluding unconsolidated investment in real estate property	346,698,713	121,502,729
Unconsolidated investment in a real estate property (3)	9,490,189	—
Total real estate investments, net	356,188,902	121,502,729
Tenant deferred rent and other receivables	12,033,917	5,354,202
Above-market lease intangibles, net	1,258,460	—
Prepaid expenses and other assets	1,259,223	238,949
Total assets	$370,740,502	$127,095,880
(1)    See footnote (1) above
(2)    See footnote (2) above
(3)    As part of our continued effort to increase balance sheet simplicity, management is currently exploring opportunities to acquire the minority interests in the property in which we hold the TIC Interest, which would result in consolidation of the asset, or to sell the TIC Interest.
We have one mortgage secured by an industrial core property and one mortgage secured by a non-core property. All other consolidated properties are financed by our credit facility or are unencumbered. See details of mortgage debt in Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations
As of September 30, 2024, we owned 43 operating properties, including the TIC Interest. We acquired one industrial manufacturing property on July 15, 2024 and 12 industrial manufacturing properties during the first seven months of 2023. We sold two properties (one industrial property with a lease term expiring at the end of 2024 and one office property) during the first quarter of 2024 and 14 properties (11 retail and three non-core) in August 2023. The operating results of the properties that were sold during the first two months of 2024 are included in our continuing results of operations for the nine months ended September 30, 2024.
We expect that rental income, depreciation expense, and interest expense will increase for the full year of 2024 as compared with the full year of 2023, as a result of the 12 industrial manufacturing property acquisitions during 2023 and one industrial manufacturing property acquired in July 2024, which were partially offset by the sale of 16 properties completed in August 2023 and the first two months of 2024. Our results of operations for the nine months ended September 30, 2024 may not be indicative of those expected for the full year of 2024.
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Rental Income
Rental income for the three months ended September 30, 2024 and 2023 was $11,589,370 and $12,500,338, respectively, including tenant reimbursements of $466,625 and $549,327, respectively. The decrease in rental income of $910,968, or 7%, as compared with the third quarter of 2023 primarily reflects the disposition of two properties during the first quarter of 2024 and the sale of 14 properties in August 2023, which included tenant reimbursements for modified gross leases and double-net leases, partially offset by rental income from one industrial manufacturing property acquired on July 15, 2024. Pursuant to most of our lease agreements, tenants are required to pay property operating expenses directly, however some tenants reimburse all or a portion of the property operating expenses which they do not pay directly.
General and Administrative
General and administrative expenses were $1,660,520 and $1,735,104 for the three months ended September 30, 2024 and 2023, respectively. The decrease of $74,584, or 4%, quarter-over-quarter reflects reduced consulting expenses, partially offset by increases in legal and other professional services fees in the current year as compared with the prior year.
Stock Compensation Expense
Stock compensation expense was $75,000 and $8,469,867 for the three months ended September 30, 2024 and 2023, respectively. The significant decrease of $8,394,867 quarter-over-quarter reflects the final amortization expense for our Class P OP Units and our Class R OP Units effective with their automatic conversion to Class C OP Units on the last business day of March 2024. Stock compensation expense for the three months ended September 30, 2024 reflects only the portion of independent directors' fees that were paid in common stock.
Depreciation and Amortization
Depreciation and amortization expense was $4,166,992 and $4,175,209 for the three months ended September 30, 2024 and 2023, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. Depreciation and amortization expense was generally flat quarter-over-quarter primarily reflecting an increase in depreciation of two real estate properties acquired in the second half of 2023 and one real estate property acquired in July 2024, offset by reductions related to properties sold in August 2023 and the first quarter of 2024.
Property Expenses
Property expenses were $1,025,051 and $1,195,224 for the three months ended September 30, 2024 and 2023, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income. The decrease of $170,173, or 14% quarter-over-quarter primarily reflects decreases in property taxes, repairs and maintenance, and insurance related to properties sold during August 2023, offset in part by an increase in non-recoverable environmental insurance expenses.

Gain (Loss) on Sale of Real Estate Investments
Gain on sale of real estate investment was $172,001 for the three months ended September 30, 2024, as compared to a loss on sale of real estate investment of $1,708,801 for the three months ended September 30, 2023. The gain on sale of real estate investment for the current quarter reflects the sale in September 2024 of an unutilized land parcel of an operating property, which was sold to the City of Canal Fulton, Ohio as park space. The loss on sale of real estate investments for the prior year quarter includes the $1,887,040 loss on sale of the 13 properties (11 retail and two office) to GIPR on August 10, 2023, partially offset by the $178,239 gain on sale of the flex property sold on August 31, 2023. The loss includes the $2,380,000 difference between the $12,000,000 liquidation value and the $9,620,000 fair value of our investment in GIPR’s newly-created Series A Redeemable Preferred Stock received on August 10, 2023 as a portion of the sale proceeds (see Note 5 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details).
Other Income (Expense)
Interest income was $81,622 and $26,386 for the three months ended September 30, 2024 and 2023, respectively. The increase in interest income reflects higher interest rates on higher average cash and cash equivalents balances quarter-over-quarter following the sale of two properties in the first quarter of 2024.
Dividend income was $190,000 for the three months ended September 30, 2023, reflecting dividends received on the GIPR preferred shares during the prior year quarter, as described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income from unconsolidated investment in a real estate property, which reflects our approximate 72.7% TIC Interest in the Santa Clara, California property's results of operations, was $74,509 and $79,166 for the three months ended September 30, 2024 and 2023, respectively. The decrease in income primarily reflects greater property tax and insurance recoveries in the 2023 period due to delayed timing of reimbursements from the prior year.
Interest expense, including unrealized gain or loss on interest rate swaps and net of derivative settlements was $6,103,668 and $2,922,918 for the three months ended September 30, 2024 and 2023, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of the components of interest expense, net). The increase of $3,180,750 quarter-over-quarter primarily reflects the net unrealized loss on swap valuations and related amortization of $2,422,801 which increased interest expense during the third quarter of 2024, compared with the net unrealized gain on swap valuations and related amortization of $795,424 which decreased interest expense during the third quarter of 2023.
The change in fair value of our investment in GIPR preferred stock of $440,000 during the three months ended September 30, 2023 reflects the fair value adjustment for the period from August 10, 2023 when the preferred stock was acquired through September 30, 2023.
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Rental Income
Rental income for the nine months ended September 30, 2024 and 2023 was $34,833,458 and $34,648,083, respectively, including tenant reimbursements of $1,534,411 and $2,235,745, respectively. The increase in rental income of $185,375, or 1%, as compared with the first nine months of 2023 primarily reflects the rental income contribution from the addition of 12 industrial manufacturing properties acquired in 2023 and one industrial manufacturing property acquired on July 15, 2024, partially offset by the decrease related to the sale of two properties in the first quarter of 2024 and 14 properties in August 2023, which included tenant reimbursements for modified gross leases and double-net leases. Pursuant to most of our lease agreements, tenants are required to pay or reimburse all or a portion of the property operating expenses.
General and Administrative
General and administrative expenses were $5,078,814 and $5,240,935 for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $162,121, or 3% period-over-period primarily reflects reduced consulting costs, partially offset by non-recurring legal and transfer agent costs related to the distribution of GIPR's common stock to our stockholders in January 2024.

Stock Compensation Expense
Stock compensation expense was $1,521,002 and $9,790,206 for the nine months ended September 30, 2024 and 2023, respectively. The significant decrease of $8,269,204 as compared with the first nine months of 2023 primarily reflects the first quarter of 2024 stock compensation expense of $1,222,218 for our Class P OP Units and Class R OP Units, which included $733,332 during the first quarter of 2024 related to our achievement of management’s performance target for FFO of $1.05 per diluted share for the year ended December 31, 2023, as compared with $9,555,205 in the prior period, which included a one-time, non-cash catch-up adjustment of $7,822,197 for performance-based stock compensation expense based on our determination that it was probable that we would achieve management's performance target for FFO of $1.05 per diluted share for the year ended December 31, 2023. Amortization of the stock compensation expense related to our Class P OP Units and Class R OP Units was completed effective with their automatic conversion to Class C OP Units on the last business day of March 2024. At this time, given there are no other stock incentive awards outstanding, there is no further stock compensation to expense in future periods, other than the portion of independent directors' fees that are paid in common stock.
Depreciation and Amortization
Depreciation and amortization expense was $12,437,021 and $11,403,603 for the nine months ended September 30, 2024 and 2023, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $1,033,418, or 9% period-over-period primarily reflects an increase in depreciation of industrial manufacturing properties acquired in 2023 and an industrial manufacturing property acquired on July 15, 2024, partially offset by reductions due to properties sold in August 2023 and the first quarter of 2024, along with reductions in amortization of intangible lease assets during the nine months ended September 30, 2024, due to the disposition of properties with acquired leases rather than leases initiated by us.
Property Expenses
Property expenses were $2,703,076 and $4,429,936 for the nine months ended September 30, 2024 and 2023, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income. The significant decrease of $1,726,860, or 39% period-over-period primarily reflects decreases in repairs and maintenance and property taxes related to 14 properties sold during August 2023, offset in part by an increase in non-recoverable environmental insurance expenses.
Impairment of Real Estate Investment Property
Impairment of real estate investment property amounted to $3,499,438 for the nine months ended September 30, 2023. During the first quarter of 2023, we determined that the impairment charge was required based on the plan to sell our property in Nashville, Tennessee, which was leased to Cummins and sold on February 28, 2024. The impairment charge represented the excess of the property's carrying value over the property's estimated fair value. We did not incur any impairment of real estate property for the first nine months of 2024.
Gain (Loss) on Sale of Real Estate Investments
The gain on sale of real estate investments of $3,359,807 for the nine months ended September 30, 2024 relates to the aggregate gain on sale of two properties (one industrial property with a lease expiration at the end of 2024 and one office property), which were sold during first quarter of 2024 and the gain on sale of a land parcel in September 2024 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more details of the gain on sale of real estate investments). The loss on sale of real estate investments of $1,708,801 for the nine months ended September 30, 2023 includes the $1,887,040 loss on sale of the 13 properties (11 retail and two office) sold to GIPR on August 10, 2023, partially offset by the $178,239 gain on sale of the flex property sold on August 31, 2023. The loss includes the $2,380,000 difference between the $12,000,000 liquidation value and the $9,620,000 fair value of our investment in GIPR’s newly-created Series A Redeemable Preferred Stock received on August 10, 2023 as a portion of the sale proceeds (see Note 5 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details).

Other Income (Expense)
Interest income was $403,344 and $296,921 for the nine months ended September 30, 2024 and 2023, respectively. Interest income for 2024 primarily reflects interest earned on the proceeds from the sale of two properties (one industrial and one office) sold during first two months of 2024 and higher interest rates earned on available cash and cash equivalents. Interest income for 2023 primarily reflects interest earned on cash proceeds from the April 2023 draws on the Term Loan, prior to utilizing such cash to acquire industrial manufacturing properties.
Dividend income was $113,328 and $190,000 for the nine months ended September 30, 2024 and 2023, respectively, reflecting dividends received on our investment in GIPR preferred stock for August and September 2023 and January 2024 and dividends received prior to sale of the 171,444 shares of common stock issued by GIPR and retained by us as described in Notes 5 and 6 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income from unconsolidated investment in a real estate property, which reflects our approximate 72.7% TIC Interest in the Santa Clara, California property's results of operations, was $222,574 and $207,506 for the nine months ended September 30, 2024 and 2023, respectively. The increase in income primarily reflects an increase in common area maintenance recoveries.
Interest expense, including unrealized gain or loss on interest rate swaps and net of derivative settlements was $12,514,167 and $6,761,779 for the nine months ended September 30, 2024 and 2023, respectively (see Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of the components of interest expense, net). The significant increase of $5,752,388, or 85% period-over-period, primarily reflects (i) the unrealized loss on interest rate swaps of $1,683,479 which increased interest expense during the nine months ended September 30, 2024, as compared to the unrealized gain on interest rate swaps of $2,781,840 which decreased interest expense during the nine months ended September 30, 2023, and (ii) the $2,591,343 net increase in interest expense and unused commitment fees incurred on our Credit Facility due to larger balances outstanding during 2024, since the Term Loan was not fully drawn until April 2023. The increase was partially offset by a decrease of $315,787 in mortgage notes interest expense period-over-period as a result of paying off the mortgage on the property leased to OES in December 2023.
Loss on sale of investment in common stock of $4,513 reflects the loss on the sale of our 171,444 shares in GIPR common stock during the nine months ended September 30, 2024. We completed the sale of all 171,444 shares by May 9, 2024 at an average price of $3.80 per share for total net proceeds of $652,118.
The loss related to the change in fair value of our investment in GIPR common stock of $20,574 during the nine months ended September 30, 2024 reflects the decrease in the fair value of the common stock as of March 31, 2024 compared with December 31, 2023 and the gain related to the change in fair value of our investment in GIPR preferred stock of $440,000 during the first nine months of 2023 reflects the fair value adjustment for the period from August 10, 2023 when the preferred stock was acquired through September 30, 2023.
Dividends and Distributions
Preferred Dividends
On March 1, 2024, May 1, 2024 and July 31, 2024, our board of directors declared Series A Preferred Stock dividends payable of $921,875 for each of the first, second and third quarters of 2024, which were paid on April 15, 2024, July 15, 2024 and October 15, 2024, respectively.
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

Beginning with distributions in 2022 when we listed our Class C Common Stock, distributions generally are declared during the month or two prior to the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The distribution rate details for the distribution periods from January 2024 to March 2025 are as follows:

Distribution Period	Rate Per Share Per Month	Declaration Date	Payment Date
2024
January 1-31	$0.09583300	November 6, 2023	February 28, 2024
February 1-29	$0.09583300	November 6, 2023	March 25, 2024
March 1-31	$0.09583300	November 6, 2023	April 25, 2024
April 1-30	$0.09583300	March 1, 2024	May 28, 2024
May 1-31	$0.09583300	March 1, 2024	June 25, 2024
June 1-30	$0.09583300	March 1, 2024	July 25, 2024
July 1-31	$0.09583300	May 1, 2024	August 26, 2024
August 1-31	$0.09583300	May 1, 2024	September 25, 2024
September 1-30	$0.09583300	May 1, 2024	October 25, 2024
October 1-31	$0.09583300	July 31, 2024	November 25, 2024 (1)
November 1-30	$0.09583300	July 31, 2024	December 24, 2024 (1)
December 1-31	$0.09583300	July 31, 2024	January 27,2025 (1)

2025
January 1-31	$0.09750000	November 4, 2024	February 25, 2025 (1)
February 1-28	$0.09750000	November 4, 2024	March 25, 2025 (1)
March 1-31	$0.09750000	November 4, 2024	April 25, 2025 (1)
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, filed with the SEC on March 7, 2024. There have been no significant changes to our accounting policies during the nine months ended September 30, 2024.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 11 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of commitments and contingencies).
Related-Party Transactions and Agreements
See Note 10 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of the various related-party transactions and agreements.
Subsequent Events
See Note 14 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for events that occurred subsequent to September 30, 2024 through the filing date of this report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
None.
For information regarding other legal matters, see Note 11 - Commitments and Contingencies - Legal Matters to our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024.
Item 1A.  Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2024, we issued an aggregate of 4,464 shares of Class C Common Stock to non-employee members of the board of directors for their service as board of directors' members during the third quarter of 2024, based upon elections to receive stock in lieu of cash compensation. Such issuances were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.  Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Industrial, Inc. (f/k/a Modiv Inc.) (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Second Amended and Restated Bylaws of Modiv Industrial, Inc., adopted on March 9, 2023 (f/k/a Modiv Inc.) (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.3
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Modiv Inc. changing its name to Modiv Industrial, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 14, 2023)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

10.1
Securities Purchase Agreement, dated July 31, 2024 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 6, 2024)

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
Date: November 5, 2024