Form 10-K
period 2024-12-31
MODIV INDUSTRIAL, INC.
filed 2025-03-04
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40814
________________________________________________________
MODIV INDUSTRIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________________________

Maryland	47-4156046
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2195 South Downing Street Denver, CO	80210
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No   ☒
As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of its Class C common stock held by non-affiliates was $134,076,555, calculated by reference to the closing price of the Registrant’s Class C common stock on the New York Stock Exchange on June 28, 2024, of $14.14 per share.
As of February 28, 2025, there were 9,966,527 outstanding shares of the Registrant’s Class C common stock.
Documents Incorporated by Reference:
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2024. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

RISK FACTOR SUMMARY
Our business, financial condition and results of operations are subject to numerous risks and uncertainties. Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face and should be read in conjunction with the full risk factors contained below in the Part I, Item 1A. Risk Factors section in this Annual Report on Form 10-K.
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
•We are gradually reducing our remaining non-core properties as we seek to pursue growth through our investment strategy. However, investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms or at all, which could adversely affect our financial condition, operating results and cash flows.
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
•Certain provisions in the Partnership Agreement of our Operating Partnership may delay, make more difficult, or prevent unsolicited acquisitions of us.
•We are subject to risks from natural disasters, such as hurricanes, tornados and flooding, and changes in weather patterns.
•We are subject to risks relating to litigation and regulatory liability.
•Inflation and rising interest rates may adversely affect our financial condition and results of operations or result in a decrease in the market price of our Class C Common Stock.
•Each of our current properties depends upon a single-tenant for its rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency of a tenant, a downturn in the business of a tenant or a tenant’s lease termination in bankruptcy, or otherwise.
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
•    our operating results and financial condition, including actual or anticipated quarterly fluctuations therein;
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
•potential tariffs which could impact our manufacturing tenants;
•    domestic and international economic factors unrelated to our performance including uncertainty and volatility resulting from public health crises, the violence and unrest in the Middle East, the ongoing war between Russia and Ukraine, the economic sanctions and other restrictive actions taken against Russia, China and Iran by the U.S. and other countries in response thereto, all of which have added to continuing concerns about supply chain disruptions, inflation and increased interest rates in the markets in which we operate; and
•    the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K, including in this “Part I, Item 1A. Risk Factors” section.
Our Class C Common Stock is subordinate to our Series A Preferred Stock and our existing and future debt, and our common stockholders' interests could be diluted by the issuance of additional preferred stock, future offerings of debt securities, which could be senior to our common stock, or equity securities, and by other transactions.
Our Class C Common Stock ranks junior to all Series A Preferred Stock and our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our Credit Facility includes, and our future debt may include, restrictions on our ability to pay dividends to common stockholders, including holders of Class C Common Stock. As of December 31, 2024, there were 2.0 million shares of Series A Preferred Stock issued and outstanding. In addition, our board of directors has the power under our charter to classify any of our unissued shares of preferred stock, and to reclassify any of our previously classified but unissued shares of preferred stock of any class or series, from time to time, in one or more series of preferred stock.
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
Further, in connection with acquisitions in January 2022 and April 2023, as discussed herein, the sellers received Class C OP Units as a portion of the purchase price. In February 2025, we granted Class X OP Units, which convert automatically into Class C OP Units upon vesting and satisfaction of certain other conditions, to our executive officers. These holders of the Class C OP Units that have been outstanding for at least one year may require the redemption of all or a portion of these units for shares of Class C Common Stock or, at our option as the general partner of the Operating Partnership, for cash (the “Class C OP Unit Redemption”). If we determine to satisfy the Class C OP Unit Redemption with shares of Class C Common Stock, such holder of Class C OP Units will be entitled to receive one share of Class C Common Stock for each Class C OP Unit, subject to adjustment. As a result, our stockholders will be diluted by the issuance of Class C Common Stock in connection with the Class C OP Unit Redemption, which could have a material adverse impact on the market price of our common stock.
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
Our Operating Partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and could have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.
As of February 28, 2025, we owned 83% of the outstanding OP Units in our Operating Partnership. We have issued OP Units to third parties as consideration for acquisitions and to employees as compensation, and we may do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because our stockholders do not directly own OP Units, our stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
Our distributions to stockholders may change, which could adversely affect the market price of our Class C Common Stock.
All distributions will be at the sole discretion of our board of directors and will depend upon our actual and projected financial condition, results of operations, cash flows, liquidity and funds from operations, maintenance of our REIT qualification and such other matters as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future or may need to fund such distributions from external sources, as to which no assurances can be given. In addition, we may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our Class C Common Stock. Our failure to meet the market’s expectations with regard to future cash distributions could adversely affect the market price of our Class C Common Stock.

Increases in market interest rates may result in a decrease in the market price of our Class C Common Stock.
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
We were incorporated in the State of Maryland on May 15, 2015, and during the fourth quarter of 2021, we embarked on a strategic plan to reduce our exposure to non-core properties and invest primarily in industrial manufacturing real estate properties. We also may seek to acquire listed and non-listed real estate companies or portfolios. As of December 31, 2024, we owned 43 properties, including one property held for sale and a tenant-in-common real estate investment (an approximate 72.7% interest in a 91,740 square foot industrial property located in Santa Clara, California). Because we are focused on future acquisitions of industrial manufacturing properties while reducing the number of non-core properties in our portfolio, the prior performance of our real estate investments or real estate investment programs, particularly those in place prior to the fourth quarter of 2021, may not be comparable to our ongoing results.
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
We are gradually reducing our remaining non-core properties as we seek to pursue growth through our investment strategy. However, investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results and cash flows.
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
Currently, both the investing and leasing environments are highly competitive. The uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. For example, the COVID-19 pandemic resulted in significant disruptions in financial markets, supply chains, sustained elevated inflation and interest rate levels, uncertainty about how the economy will perform and the extent to which employees working from home will return to the office. In addition, the violence and unrest in the Middle East, the ongoing war between Russia and Ukraine, and the economic sanctions and other restrictive actions taken against Russia, China and Iran by the U.S. and other countries in response thereto has further disrupted global financial markets and affected macroeconomic conditions. More recently, the U.S. has imposed and subsequently paused, in part, tariffs on certain foreign products, including from China, Mexico and Canada, that in the past have resulted in retaliatory tariffs on U.S. goods and products. Such uncertainty has disrupted global financial markets and the enforcement of any new or significant tariffs could harm our tenants. Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns of large economies outside the United States could negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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
While we intend to diversify our portfolio of investments by geography, investment size and investment risk, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the market price of our Class C Common Stock and accordingly limit our ability to pay distributions to our stockholders. As of December 31, 2024, eight of our 43 operating properties, including our approximate 72.7% TIC Interest, are located in California, which makes the performance of our properties highly dependent on the health of the California economy. As of December 31, 2024, approximately 30% of our ABR is concentrated in California.
Furthermore, we are not required to meet any property-type, tenant or geographic diversification standards. Therefore, our investments may become concentrated by type, tenant or geographic location, which could subject us to significant risks. For example, 78% of our ABR as of December 31, 2024, is concentrated in industrial property assets and we expect that percentage to continue to increase as we target acquisitions of additional industrial property assets and dispose of our remaining legacy retail and office assets.
Any adverse economic or real estate developments in our markets could adversely affect our operating results and our ability to pay distributions to our stockholders.
We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Our portfolio has two tenants that in the aggregate contribute approximately 23% of our ABR as of December 31, 2024, with Lindsay (which is comprised of nine properties in six states) representing approximately 13% of our ABR and the KIA retail property in Carson, California representing approximately 10% of our ABR. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, their financial condition. Although we expect to increase tenant diversification over time, in the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.
The loss of or our inability to retain key executive officers could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Aaron Halfacre, Ray Pacini and John Raney, our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and General Counsel, respectively, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals. If any of these persons were to cease their association with us, we may be unable to find suitable replacements and our operating results could suffer as a result. We believe that our future success depends, in large part, upon our ability to retain our highly skilled managerial, financial and operational professionals. Competition for such professionals is intense, and we may be unsuccessful in retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
We may change our targeted investments or investment strategy.
We intend to focus future investments in industrial manufacturing real estate properties and reduce the number of non-core properties in our portfolio; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our Class C Common Stock and our ability to make distributions to our stockholders. We will not forgo an investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will analyze the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, our portfolio composition may vary from our initial expectations. However, we will attempt to continue to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
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

Certain provisions in our Operating Partnership Agreement may delay, make more difficult, or prevent unsolicited acquisitions of us.
Provisions in the Operating Partnership Agreement may delay, make more difficult, or prevent unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:
•exchange rights of holders of our Class C OP Units;
•a requirement that we may not be removed as the general partner of our Operating Partnership without our consent;
• transfer restrictions on OP Units;
•our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer, or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and
•the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets.
The limited partners in our Operating Partnership (other than us) owned approximately 17% of the outstanding OP Units of our Operating Partnership as of February 28, 2025.
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
•potential tariffs and trade wars;
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
•a pandemic or other public health crisis;
•the potential for uninsured or underinsured property losses; and
•periods of high inflation, high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to stockholders and on the market price of our Class C Common Stock.
We are subject to risks from natural disasters, such as hurricanes, tornados and flooding, and changes in weather patterns.
Natural disasters and severe weather such as flooding, earthquakes, fires, tornadoes or hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration like we have in California, a single catastrophe (such as an earthquake) or destructive weather event (such as a tornado or hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.
We also are exposed to risks associated with inclement winter weather which could increase the need for maintenance and repair of our properties.
Lastly, to the extent that natural disasters do occur, their physical effects could have a material adverse effect on our properties, operations, and business. To the extent there are changes in weather patterns, our markets could experience increases in storm intensity. These conditions could result in physical damage to our properties or declining demand for space in our buildings or the inability of us to operate the buildings at all in the areas affected by these conditions. Natural disasters and changes in weather patterns that increase the intensity of storms also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy, and increasing the cost of snow removal or related costs at our properties. In addition, proposed legislation and regulatory actions to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income. Should any of these events be material in nature or occur for lengthy periods of time, our properties, operations, or business would be adversely affected.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a new pandemic or other health crisis. The outbreak of COVID-19 in the United States and in many countries adversely impacted global economic activity and contributed to significant volatility and negative pressure in the financial markets, which could occur again if a new pandemic were to occur.
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
We have two leases scheduled to expire in the next 12 months: our property in Issaquah, Washington leased to Costco, which expires on July 31, 2025 and is under contract to be sold to KB Home as described in Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K, and our property in San Diego, California leased to Solar Turbines that also expires on July 31, 2025. We also have two leases scheduled to expire in 2026: our TIC Interest in a property in Santa Clara, California leased to Fujifilm Dimatix, Inc. that expires on March 16, 2026 and our property in Melbourne, Florida leased to Northrop Grumman that expires on May 31, 2026.
Our inability to renew or re-lease space in 2025, 2026 and beyond could adversely impact our financial condition, results of operations, cash flow and our ability to pay distributions to our stockholders.
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
While we intend that any co-ownership investment that we enter into will be subject to a co-ownership contractual arrangement that will address some or all of the above issues, any of the above might still subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the market price of our Class C Common Stock.
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
Inflation and rising interest rates may adversely affect our financial condition and results of operations or result in a decrease in the market price of our Class C Common Stock.
Rising inflation may have an adverse impact on our general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. The U.S. Federal Reserve has significantly raised interest rates to combat inflation and restore price stability. To the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows. Inflation may also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, their demand for space and future extensions of their leases.
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
While we are focused on future acquisitions of industrial manufacturing properties, we expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property, and we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. In addition, many of our single-tenant properties are also special-use and if the current lease is terminated or not renewed and we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, and other limitations, could have an adverse effect on our financial condition, results of operations and our ability to pay distributions.
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
We are targeting leverage, over the long-term once we achieve scale, of 40% or lower of the aggregate fair value of our real estate properties plus our cash and cash equivalents; however, we increased our borrowing during 2024 in order to execute attractive acquisition opportunities, resulting in leverage of 47.6% as of December 31, 2024. We may have higher leverage in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity.
There is no limitation on the amount we may borrow for the purchase of any single asset, and our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. Further, our Credit Facility allows for borrowings up to 60% of our borrowing base; however, we are targeting leverage of 40% over the long term and do not currently plan to allow our leverage ratio to exceed 50% in order to minimize the interest rate payable on the Revolver and Term Loan (each as defined below).
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
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in the pledged property because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. As of December 31, 2024, three of our 43 properties, including the TIC Interest, were encumbered with mortgages. Incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have and may in the future give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders may be adversely affected.

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
Increases in interest rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to our stockholders.
If debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
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
As of February 28, 2025, amounts outstanding under the Credit Facility, as adjusted by swap agreements, bear interest at fixed rates through December 31, 2025. However, in the future, we may incur additional indebtedness that bears interest at variable rates or be unable to enter into new swap agreements to fix interest rates. Variable rate borrowings expose us to increased interest expense in a rising interest rate environment. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, which could adversely affect our cash flows and cash available for distribution to our stockholders.
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
We may finance properties with debt that has prepayment penalties, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
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
U.S. Federal Income Tax Risks
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
While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at corporate rates. Additionally, distributions would no longer qualify for the dividends paid deduction, which could result in an increase in our tax liabilities. If this occurs, we might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless we were to qualify for certain statutory relief provisions, we would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could decrease the value of our stockholders’ investment in us.
The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale in the ordinary course of business is treated as income from a “prohibited transaction” subject to a 100% excise tax. Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of these rules. Whether a sale is a “prohibited transaction” depends on the particular facts and circumstances surrounding each property and its sale. However, if we meet the requirements of a statutory “safe harbor” with respect to any such sales, such sales will be deemed not to constitute “prohibited transactions”. Such safe harbor, among other things, requires that we hold property to be sold at least two years for the production of income and places limits on the amount of sales we can undertake each year. Therefore, our ability to dispose of a property in the near term following its acquisition is restricted to a substantial extent and, in order to comply with the safe harbor or otherwise avoid the prohibited transaction tax, we may forgo disposition opportunities that would otherwise be advantageous if we were not a REIT.
Even if we qualify as a REIT, we may nonetheless be subject to tax in certain circumstances that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT, we may be subject to some federal, state and local taxes. For example:
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
3.    As discussed above, if we sell an asset, other than foreclosure property (described below), that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our TRSs or the sale met certain “safe harbor” requirements under the Internal Revenue Code of 1986, as amended (the “Code”).
4.    If we elect to treat property that we acquire in connection with foreclosures or certain leasehold terminations as “foreclosure property,” we may avoid the 100% prohibited transaction tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
5.    We may be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify as a REIT. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. In order to qualify as a REIT and avoid such taxes, we may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available, we may be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We generally characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. As a result, the amount of our REIT taxable income may increase, resulting in additional taxes and/or required distributions. In addition, if a sale-leaseback transaction were so re-characterized, we might fail to satisfy the “asset tests” or the “income tests” for REIT qualification and, consequently, lose our REIT status.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including investments in certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and securities issued by REITs) generally cannot constitute more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets (other than government securities and securities issued by REITs) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. We may be required to liquidate from our portfolio otherwise attractive investments in order to meet these REIT requirements.
Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we may fail to satisfy the “asset tests” or the “income tests” for REIT qualification and, consequently, lose our REIT status.

Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests or (iii) a transaction entered into in connection with the termination of a hedging transaction described in either clause (i) or (ii) where the property or indebtedness that was the subject of the prior hedging transaction was disposed of or extinguished, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Our ownership of and relationship with our TRSs will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
We may own one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, certain tax laws may limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% plus a 3.8% “Medicare tax”. Dividends payable by REITs, however, generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (and are also subject the 3.8% “Medicare tax”; provided, however, that under current tax laws that will expire at the end of 2025 (if not extended), U.S. stockholders that are individuals (directly or indirectly through a pass-through entity), trusts and estates generally may deduct 20% of ordinary dividends from a REIT. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.
Participation in our DRP does not defer the recognition of any taxable income that results from the reinvested dividends. Stockholders who elect to participate in our DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on any such reinvested dividend to the extent such dividend is properly treated as being paid out of “earnings and profits,” even though such stockholders have elected to receive shares instead of cash. Each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability.

If our Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of our Operating Partnership as a “partnership” for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership or limited liability company, as applicable, and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
Change to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, and it is possible that additional legislation may be enacted in the future. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. In addition, various provisions of the Code are set to expire at the end of 2025, including the 20% deduction described above and other provisions that are favorable to REITs and their shareholders.
We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs, including whether various favorable U.S. federal tax laws will be extended. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the U.S. federal tax laws on an investment in our shares.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1.    BUSINESS
The Company
Modiv Industrial, Inc. (“Modiv”) is an internally-managed Maryland corporation with publicly-traded shares of Class C Common Stock and Series A Preferred Stock (defined below), which has operated as a “real estate investment trust” (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2016. Modiv acquires, owns and manages a portfolio of single-tenant net-lease properties throughout the United States, with a focus on critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen the nation’s supply chains. Modiv also owns four non-core, legacy retail and office real estate properties, and is gradually reducing its non-core exposure, subject to market conditions, as it furthers its focus as a pure-play industrial manufacturing REIT. Modiv seeks to provide investors access to MOnthly DIVidends through a durable portfolio of real estate investments designed to generate both current income and long-term growth.
As used herein, the terms “Modiv,” the “Company,” “we,” “our” and “us” refer to Modiv Industrial, Inc. and, as required by context, Modiv Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership” or “Modiv OP”).
Our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the symbol “MDV.PA.” Our Class C common stock, $0.001 par value per share (the “Class C Common Stock”), is also listed on the NYSE under the symbol “MDV.”

Details of our diversified portfolio of 43 operating properties, including one property held for sale and an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”) as of December 31, 2024 are as follows:
•    Annual base rent (“ABR”) aggregating $39.6 million, which is calculated based on the next 12 months of contractual monthly base rent as of December 31, 2024;
•    39 industrial properties, which represent approximately 78% of the portfolio (expressed as a percentage of ABR), including the TIC Interest, and four non-core properties which represent approximately 22% of the portfolio by ABR, including one property held for sale;
•32% of the portfolio by ABR is leased by investment grade tenants;
•Weighted average remaining lease term (“WALT”), excluding tenants’ rights to extend leases, of approximately 13.8 years;
•Occupancy rate of 98% based on square footage;
•    Located in 15 states;
•    Leased to 29 different commercial tenants doing business in 12 separate industries;
•    Approximately 4.5 million square feet of aggregate leasable space, including the TIC Interest;
•    An average leasable space per property of approximately 105,000 square feet (approximately 108,000 square feet per industrial property and approximately 76,000 square feet per non-core property); and
•    Outstanding mortgage notes payable balance of $30.9 million for two properties, including one property held for sale, and a credit facility term loan balance of $250.0 million.
During the year ended December 31, 2024, we acquired an industrial manufacturing property located in Florida. We also sold two properties (an office property in Tennessee and an industrial property in California) and a land parcel which was part of an industrial property in Canal Fulton, Ohio, to be converted into a park, during the year ended December 31, 2024. See Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details of our acquisitions and dispositions.
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
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted and of which we are the sole general partner and own approximately 83% of the interests as of February 28, 2025, following the exchange of certain Class C OP Units (defined below) for Class C Common Stock in the first half of 2024, the purchase of Class C OP Units in July 2024, as described in Note 12 to our accompanying consolidated financial statements, and the grant of Class X OP Units (defined below) to our executive officers, as described in Note 14 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Our limited partners owned an approximate 17% interest in the Operating Partnership, comprised of units of Class C limited partnership interest (“Class C OP Units”) and units of Class X limited partnership interest (“Class X OP Units”) in the Operating Partnership as of February 28, 2025. The limited partners previously owned units of Class M limited partnership interest (“Class M OP Units”), units of Class P limited partnership interest (“Class P OP Units”) and units of Class R limited partnership interest (“Class R OP Units” and, together with the Class C OP Units, Class X OP Units, Class M OP Units and Class P OP Units, the “OP Units”). The OP Units are further described in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.

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
Most of our leases require tenants to provide us with financial reports on a regular basis, or they are publicly-traded or have a parent that is public, and we continue to analyze tenant creditworthiness on an ongoing basis, including review of tenant payment histories. However, a few of our older legacy leases limit our ability as landlord to demand non-public tenant financial information on a recurring basis. It is also our policy and practice to monitor public announcements regarding our tenants.
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
There are various forms of net leases, typically classified as triple-net or double-net. Triple-net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property, while the tenants are obligated to pay the majority of the operating expenses listed above. Modified gross leases require the landlord to be responsible for most operating expenses of the property. All of our leases entered into over the last three years are triple-net leases and we expect to enter into triple-net leases in connection with future acquisitions. Some of our older legacy leases are double-net leases and we have only one modified gross lease which is with the State of California’s Office of Emergency Services.
We expect to have adequate insurance coverage for all properties in which we invest. Generally, the triple-net and double-net leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. In such instances, the policy will list us as an additional insured. However, lease terms may provide that tenants are not required to, and we may decide not to, obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk. See Part I, Item 1A. Risk Factors – General Risks Related to Investments in Real Estate. Tenants are required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. We track and review the insurance certificates for compliance.

Disposition Policies
We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. During the fourth quarter of 2021, we embarked on a strategic plan to reduce our exposure to office and retail properties and increase our WALT by acquiring industrial manufacturing properties with the majority of the lease terms having 15+ years in duration. We acted on this plan from 2022 through 2024, resulting in an increase in our industrial properties to 78% of our portfolio by ABR as of December 31, 2024, and the extension of our WALT to approximately 13.8 years.
The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property.
Affiliate Transaction Policy
Pursuant to the Company’s Related Party Transaction Policy, the Nominating and Corporate Governance Committee (the “NCGC”) is responsible for approving any transaction between us and our affiliates (including any director, nominee for director or executive officer of the Company, any known beneficial holder of 5% of the Company’s common stock and any person who is or was known to be an immediate family member of any of the foregoing); provided that any director who has a direct or indirect material interest in the affiliate transaction shall recuse himself or herself from voting on any such affiliate transaction.
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
Major Tenants
We have two tenants that each generate over 10% of our rental income, with the nine properties leased to Lindsay accounting for 14.3% of rental income and the KIA retail property accounting for 10.8% of rental income for the year ended December 31, 2024. See Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details.
See Part I, Item 1A. Risk Factors – Risks Related to Our Business – We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Employees
As of December 31, 2024, we had 12 total employees, all of which are full-time employees.

Principal Executive Offices
Our principal executive offices are located at 2195 South Downing Street, Denver, Colorado, 80210. Our telephone number and website address are (888) 686-6348 and http://www.modiv.com, respectively.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. Access to copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.modiv.com, and/or through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC. Our website is intended to serve as a primary means of public disclosure of material information about Modiv under Regulation FD. Investors should regularly check this section for important updates and announcements. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.
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
Management and Board Oversight
Our board of directors has delegated oversight of our cybersecurity program to our audit committee. Our audit committee, which consists of solely independent directors, reviews our enterprise risk and cybersecurity risks on a regular basis. It also reviews steps management has taken to protect against threats to our information systems and security and receives updates on cybersecurity from our information technology team on a periodic basis. The full board of directors also periodically reviews our cybersecurity risks with management and the actions we are taking to mitigate such risks. The Chief Accounting Officer (“CAO”) or their designee reports to the audit committee on a periodic basis on the status of our cybersecurity program. These actions include implementing industry-recognized practices for protecting systems, third-party monitoring of certain systems and cybersecurity training for employees.
With oversight from our audit committee and our board of directors, our management team including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer and General Counsel (“COO/GC”), is responsible for managing all cybersecurity risks and overseeing our security programs. Our information technology team is comprised of our CAO and other knowledgeable employees, and is responsible for management of our cybersecurity programs. Our information technology team consists of individuals with experience in assessing and addressing cybersecurity risk and is responsible for executing our cybersecurity programs as well as communicating regularly with senior management. Our CEO, CFO and COO/GC have familiarity and oversight experience, appropriate for their positions, regarding general cybersecurity matters and threats affecting business-to-business software and cloud services vendors. In addition, our cybersecurity program includes engagement of other Company management and employees and outside service providers to oversee or perform specific roles in connection with cybersecurity risk assessment and management, and incident management.

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
Under our Cybersecurity Program, our information technology team and our senior management, with input where appropriate from our third-party advisors, work to identify our cybersecurity threats, assess the risks, and deploy appropriate technologies and processes to manage those risks. Cybersecurity incidents may be detected through a variety of means, including but not limited to automated event-detection notifications or similar technologies which are monitored by our cybersecurity provider, notifications from employees, vendors or service providers, and notifications from third-party information technology system providers. When cybersecurity incidents occur, our actions are guided by an incident response plan to (i) detect, contain and eradicate threats, (ii) notify executive management and the Chairman of the audit committee as appropriate based on the severity level of the cybersecurity incident, (iii) recover compromised data and information systems, (iv) limit impacts of any such incident on our operations and (v) report any such incident as required by law or as otherwise appropriate.
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
Cybersecurity Risks
We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, unauthorized transactions, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. See Item 1A, “Risk Factors - Risks Related to Our Business - We face risks associated with cybersecurity incidents through cyber-attacks, cyber intrusions or otherwise, as well as failures of systems on which we rely and other significant disruptions of our information technology (“IT”) networks and related systems.”

ITEM 2.    PROPERTIES
Properties and Investment:
As of December 31, 2024, we owned a real estate investment portfolio consisting of 43 operating properties, comprised of 39 industrial properties, including our approximate 72.7% TIC Interest in an industrial property in Santa Clara, California, and four non-core properties, including one property held for sale, with an overall occupancy rate of 98%. See Notes 3 and 4 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details of our real estate investments.
The following tables provide summary information regarding our real estate portfolio as of December 31, 2024 (dollars in thousands):

Tenant Industry Diversification
Industry	Number of Properties	ABR	ABR as a Percentage of Total Portfolio	Leased Area (Square Feet)	Square Feet as a Percentage of Total Portfolio
Infrastructure	17	$9,284	23%	1,246,022	28%
Automotive	3	6,015	15%	501,233	11%
Industrial Products	4	5,603	14%	907,837	20%
Aerospace/Defense	4	5,057	13%	346,046	8%
Government	1	2,618	7%	106,592	2%
Metals	5	2,509	6%	450,263	10%
Technology	2	2,347	6%	130,240	3%
Energy	2	1,830	5%	249,118	6%
Agriculture/Food Production	2	1,688	4%	295,584	7%
Retail	1	1,446	4%	97,191	2%
Other (1)	2	1,241	3%	168,812	3%
Total	43	$39,638	100%	4,498,938	100%
(1)    Includes industries with ABR of less than 4% of total portfolio.

Tenant Geographic Diversification
State	Number of Properties	ABR	ABR as a Percentage of Total Portfolio	Leased Area (Square Feet)	Square Feet as a Percentage of Total Portfolio
California	8	$11,925	30%	439,954	10%
Ohio	6	4,866	12%	1,016,742	23%
Arizona	2	4,100	10%	379,441	8%
Illinois	2	3,463	9%	629,687	14%
Florida	3	2,341	6%	233,910	5%
Pennsylvania	2	2,135	6%	253,646	6%
South Carolina	3	2,115	5%	343,422	8%
Texas	2	1,698	4%	255,969	6%
Minnesota	5	1,671	4%	377,450	8%
North Carolina	2	1,574	4%	134,576	3%
Washington	1	1,446	4%	97,191	2%
Other (1)	7	2,304	6%	336,950	7%
Total	43	$39,638	100%	4,498,938	100%
(1)    Includes states with ABR of less than 4% of total portfolio.

Lease Expirations:
We completed extensions of existing leases with six of our tenants during 2023 and 2024 and we are continuing to explore potential lease extensions for certain of our other properties. We also entered into a new lease with the State of California’s Office of Emergency Services (“OES”) effective January 4, 2023, for 12 years through December 31, 2034.
The following tables reflect lease expirations with respect to our properties as of December 31, 2024, including the TIC Interest and one held for sale property (dollars in thousands):

Year	Number of Leases Expiring	ABR Expiring	Percentage of ABR Expiring	Cumulative Percentage of ABR Expiring	Leased Area Expiring (Square Feet)	Percentage of Leased Area Expiring (Square Feet)	Cumulative Percentage of Leased Area Expiring (Square Feet)
2025	2	$1,812	5%	5%	123,227	3%	3%
2026	2	3,053	8%	13%	199,159	4%	7%
2027	1	944	2%	15%	64,637	1%	8%
2028	1	568	1%	16%	148,012	3%	11%
2029	2	1,525	4%	20%	84,714	2%	13%
2030	1	673	2%	22%	20,800	1%	14%
2031	—	—	—%	22%	—	—%	14%
2032	1	2,412	6%	28%	162,714	4%	18%
2033	1	1,688	4%	32%	216,727	5%	23%
2034 (1)	3	5,295	13%	45%	554,441	12%	35%
Thereafter	29	21,668	55%	100%	2,924,507	65%	100%
Total	43	$39,638	100%		4,498,938	100%
(1)    Includes OES that has a purchase option that can be exercised any time through December 31, 2026 and an early termination option that can be exercised any time on or after December 31, 2028. The exercise of these options was not determined to be probable.
Investment:
As of December 31, 2024, we had the following other real estate investment (dollars in thousands):

TIC Interest	Investment Balance
Santa Clara, CA Property – an approximate 72.7% TIC Interest (1)	$9,324
(1)This industrial property was acquired in 2017 and has approximately 91,740 rentable square feet. Our TIC Interest ABR is approximately $1.7 million. The tenant's lease expiration date is March 16, 2026, the mortgage bears interest at a fixed rate of 3.86% and matures on October 1, 2027, and the lease provides for two seven-year renewal options.
As part of our continued effort to increase balance sheet simplicity, management is currently exploring opportunities to acquire the minority interests in the property in which we hold the TIC Interest, which would result in consolidation of the asset, or to sell the TIC Interest.
Additional information about our other real estate investment is included in Note 4 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of February 28, 2025, there were approximately 3,900 holders of record of our Class C Common Stock. However, because many of our shares of Class C Common Stock are held by brokers and other institutions on behalf of stockholders, we believe there are considerably more beneficial holders of our Class C Common Stock than record holders.
Market Information
Our Class C Common Stock is listed on the NYSE under the symbol “MDV” (see Note 9 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
Unregistered Sales of Equity Securities
During the three months ended December 31, 2024, we issued 4,369 shares of Class C Common Stock to our independent directors for their services as board members. Such issuances were made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.
During the year ended December 31, 2024, we issued a total of 1,675,219 shares of Class C Common Stock to holders of Class C OP Units who requested an exchange, including 199,924 shares of Class C Common Stock to employees who exchanged their Class C OP Units upon vesting in March 2024. Such issuances were made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act.
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
For the year ended December 31, 2024, distributions paid to our stockholders were approximately 84% return of capital and 16% ordinary income and for the year ended December 31, 2023, distributions paid to our stockholders were approximately 71% return of capital and 29% ordinary income.
The following presents the U.S. federal income tax characterization of the distributions paid in 2024 and 2023:

	Years Ended December 31,
	2024	2023
Ordinary taxable income	$0.37	$0.33
Capital gain	—	—
Non-taxable distribution	1.94	0.82
Total	$2.31	$1.15

Distributions generally are declared during the month or two prior to the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The 2024 cash distribution details are as follows:

Distribution Period	Amount Per Share and Unit Per Month	Declaration Date	Payment Date
2024:
January 1-31	$0.09583	November 6, 2023	February 28, 2024
February 1-28	$0.09583	November 6, 2023	March 25, 2024
March 1-31	$0.09583	November 6, 2023	April 25, 2024
April 1-30	$0.09583	March 1, 2024	May 28, 2024
May 1-31	$0.09583	March 1, 2024	June 25, 2024
June 1-30	$0.09583	March 1, 2024	July 25, 2024
July 1-31	$0.09583	May 1, 2024	August 26, 2024
August 1-31	$0.09583	May 1, 2024	September 25, 2024
September 1-30	$0.09583	May 1, 2024	October 25, 2024
October 1-31	$0.09583	July 31, 2024	November 25, 2024
November 1-30	$0.09583	July 31, 2024	December 24, 2024
December 1-31	$0.09583	July 31, 2024	January 27, 2025
On January 31, 2024, we distributed 2,623,153 shares of common stock of Generation Income Properties, Inc. (NASDAQ: GIPR) (“GIPR”) to our stockholders and holders of Class C OP Units, which we received in exchange for shares of GIPR Preferred Stock that were originally received as partial proceeds for the sale of property on August 10, 2023. The shares were distributed to holders of record on January 17, 2024, based on the distribution ratio of 0.28 GIPR common shares for each share of our Class C Common Stock or Class C OP Unit which represented $1.1648 for each share of our Class C Common Stock or Class C OP Unit based on the closing price of GIPR common stock on January 31, 2024 (see Note 5 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
On November 4, 2024, our board of directors authorized a 1.7% increase in the annual distribution rate from $1.15 per share to $1.17 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 31, 2025.
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

Distribution Reinvestment Plan
On January 22, 2021, we filed a Registration Statement on Form S-3 (File No. 333-252321) to register a maximum of $100 million of additional shares of Class C Common Stock to be issued pursuant to the DRP (the “Registered DRP Offering”). We commenced offering shares of Class C Common Stock pursuant to the Registered DRP Offering on January 27, 2021.
On February 15, 2022, our board of directors amended and restated our distribution reinvestment plan (the “Second Amended and Restated DRP”) with respect to the Class C Common Stock to change the purchase price at which the Class C Common Stock is issued to stockholders who elect to participate in our DRP. The purpose of this change was to reflect the fact that our Class C Common Stock was listed on the NYSE and no longer priced based on net asset value (“NAV”) per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C Common Stock under the DRP depends on whether we issue new shares to DRP participants or we or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions.
For the years ended December 31, 2024 and 2023, the purchase price for the Class C Common Stock issued directly by us is 97% of the market price (as defined in the Second Amended and Restated DRP) of the Class C Common Stock, reflecting a 3% discount. On November 4, 2024, we, with the authorization of our board of directors, increased the discount for the purchase price of shares of Class C Common Stock under our DRP from 3% to 5%, which went into effect on December 7, 2024 and applies to distributions payable on January 27, 2025 and thereafter.
The purchase price for the Class C Common Stock that we or any third-party administrator purchases from parties other than us, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C Common Stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to our transfer agent by DRP participants for each share of Class C Common Stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022.
Issuer Purchases of Equity Securities
We did not have a share repurchase program in place for the year ended December 31, 2024.
Private Repurchase Transaction
On July 31, 2024, we entered into an agreement with First City Investment Group, LLC (“First City”) to purchase the remaining 656,191 Class C OP Units held by First City and to repurchase 123,809 shares of Class C Common Stock also held by First City. The transaction closed on August 1, 2024 at a price of $14.80 per share/unit, for total consideration of $11.5 million. The repurchased shares of Class C Common Stock are held as treasury stock and presented as a component of equity in the accompanying consolidated balance sheet and consolidated statement of equity included in this Annual Report on Form 10-K.
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
Overview
We are a Maryland corporation with issued and outstanding stock consisting of Series A Preferred Stock, listed on the NYSE under the symbol “MDV.PA,” and Class C Common Stock, listed on the NYSE under the symbol “MDV.” We currently own and manage single-tenant net-lease properties throughout the United States, which are primarily, but not exclusively, industrial properties. Our focus for future acquisitions is on critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen the nation’s supply chains. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2016. We believe that we have operated in conformity with the requirements for qualification as a REIT for U.S. federal income tax purposes. Since December 31, 2019, we have been internally managed.
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through the Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties. We are the sole general partner of, and owned an approximate 89% and 83% interest in the Operating Partnership as of December 31, 2024 and February 28, 2025, respectively. The Operating Partnership’s limited partners are further described in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K. We report with the SEC as a smaller reporting company under Rule 12b-2 of the Exchange Act.
Primary Investment Objectives
Our primary investment objectives are:
•to provide attractive growth in AFFO (as defined below) and sustainable cash distributions;
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

Recent Events and Uncertainties
There are continuing significant uncertainties in the market in which we operate related to inflation and interest rates, supply chain disruptions, potential tariffs and negative impacts associated with the violence and unrest in the Middle East, the ongoing Russian war against Ukraine and sanctions which have been implemented by the United States and other countries against Russia, China and Iran. Volatility in stock and bond markets and particularly the rapid rise in yields on U.S. Treasury securities during 2023 and 2024 may negatively impact our operating results, liquidity and sources of borrowings.
We, our tenants and operating partners are impacted by inflation and interest rates. While the rate of inflation has declined from historic highs, inflation remains somewhat elevated and there is continued uncertainty over the future rate of inflation. In January 2025, the Federal Reserve maintained the current federal funds rate after reducing rates three times in 2024. The Federal Reserve may continue to refrain from reducing interest rates to try to rein in inflation, which could lead to a recession and will negatively impact our future results due to higher borrowing costs on any future borrowing. In addition, sustained elevated inflation rates may negatively impact our longer term leases if contractual rent increases are not sufficient to keep up with market leases.
On December 31, 2024, the counterparties to the swap agreements exercised their one-time options to cancel the swap agreements (see Note 8 for more details). In January 2025, we entered into two new swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan (as defined below), which fixed the Secured Overnight Financing Rate (“SOFR”) for the year ending December 31, 2025 to 2.45%, resulting in a fixed rate of 4.25% based on our leverage ratio of 47.6% as of December 31, 2024. We paid aggregate premiums of $4.2 million to buy down the fixed rate below the prevailing market rate. The buydown premium is a derivative that will be recorded as an asset on our balance sheet as of January 31, 2025 and amortized over the 12 months ending December 31, 2025, increasing interest expense by approximately $1.1 million per quarter. We designated these pay-fixed, receive-floating interest rate swaps as cash flow hedges, which are expected to be effective through December 31, 2025. The derivatives will be marked to fair value each reporting period with any change in fair value being recorded through accumulated other comprehensive income as long as the derivatives are deemed effective.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from office properties. We have two leases expiring in the next 12 months: our office property in Issaquah, Washington leased to Costco, which expires on July 31, 2025 and is under contract to be sold to KB Home, as described in Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K, and our office property in San Diego, California leased to Solar Turbines that also expires on July 31, 2025. We also have two leases scheduled to expire in 2026: our industrial property in Santa Clara, California leased to Fujifilm Dimatix, Inc. that expires on March 16, 2026 and our industrial property in Melbourne, Florida leased to Northrop Grumman that expires on May 31, 2026.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy and rental rates and cause declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We successfully negotiated lease extensions for six properties during the years ended December 31, 2024 and 2023; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, the impacts of increases in tariffs by the U.S. and other countries, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. Our Credit Facility (as defined below), includes floating interest rates based on SOFR and our leverage ratio as described below and although our swaps entered into in 2022 were cancelled on December 31, 2024, we entered into new swaps for 2025 which fix the rate of our Term Loan for one year. Our two mortgages with fixed rates do not mature until after September 2027. As a result of the interest rate swap agreements entered into for the year ending December 31, 2025, 100% of our consolidated indebtedness held a weighted average fixed interest rate of 4.27% as long as our leverage ratio is less than 50%.
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

Liquidity and Capital Resources
Generally, our cash requirements for property acquisitions, debt payments and refinancings, capital expenditures and other investments will be funded by bank borrowings through our Credit Facility (as defined below), mortgage indebtedness on our properties, real estate property sales, internally generated funds or offerings of shares of our Class C Common Stock.
Purchases of properties in the near-term will be funded primarily with proceeds from dispositions of remaining non-core properties, proceeds from our ATM program and cash on hand. In the future, we expect to sell additional shares of our Class C Common Stock, subject to market conditions and a recovery in the trading price of our Class C Common Stock. We are targeting leverage, over the long-term once we achieve scale, of 40% or lower of the aggregate fair value of our real estate properties plus our cash and cash equivalents; however, we increased our borrowing during 2023 in order to execute attractive acquisition opportunities resulting in leverage of 47.6% as of December 31, 2024. We have $30.0 million of borrowing capacity available under our Credit Facility which we may utilize in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity, which could result in temporary increases in leverage.
We expect that our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock and distributions on our Class C Common Stock and OP Units will be funded by internally generated funds. We expect to have adequate liquidity to meet our cash requirements for the next 12 months and beyond.
ATM Program
On March 30, 2022, we filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, we filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200.0 million: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and we filed a prospectus supplement for our at-the-market offering of up to $50.0 million of its Class C Common Stock (the “ATM Offering”) on June 6, 2022 (the “ATM Prospectus”).
On November 13, 2023, we filed Supplement No. 1 to the ATM Prospectus to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in our corporate name. During the year ended December 31, 2024, 521,837 shares were sold at an average price of $16.16 per share and issued for $8.2 million, net of sale commissions of $0.2 million, of which 287,840 shares were sold at an average price of $16.16 per share and issued for $4.5 million, net of sale commissions, during the three months ended December 31, 2024. The resulting net proceeds from the ATM Offering for the year ended December 31, 2024 were $7.7 million after legal, accounting, investor relations and other offering costs of $0.5 million. As of December 31, 2024, we had $40.3 million of shares of Class C Common Stock available for future issuance under the ATM Offering.
Credit Facility and Mortgages
Our Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022 with KeyBank and the other lending institutions party thereto (the “Lenders”), with KeyBank acting as agent for the Lenders (in such capacity, the “Agent”). The Credit Agreement currently provides a $280.0 million line of credit comprised of a $30.0 million revolving line of credit (“Revolver”), and a $250.0 million term loan (“Term Loan” and together with the Revolver, the “Credit Facility”), as further described in Note 7 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K. The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness, capital expenditures and general corporate purposes.
On February 26, 2025, we entered into an agreement with the Lenders to amend the Credit Agreement by (a) extending the maturity of the Revolver to January 18, 2027, which is coterminous with the maturity of the Term Loan, and (b) changing the definition of “Distributions” to exclude any repurchases of our Series A Preferred Stock that are funded by proceeds from the sale of our Class C Common Stock.

The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio of 47.6% as of December 31, 2024, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points and the interest rate on the Revolver was 6.2250% as of February 28, 2025; however, there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred total unused fees of $0.4 million for each of the years ended December 31, 2024 and 2023. On December 27, 2024, we exercised our right to reduce the Revolver to $30.0 million from $150.0 million in order to reduce annual unused fees to less than $0.1 million.
On May 10, 2022, we entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to our original $150.0 million Term Loan. On October 26, 2022, we entered into a swap agreement, effective from November 30, 2022 to November 30, 2027, subject to our counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to the $100.0 million expansion of our Term Loan. On the December 31, 2024, the counterparties to both swap agreements exercised their one-time options to cancel their respective swap agreements (see Note 8 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details). In January 2025, we entered into two new swap agreements, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, to fix SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% effective December 31, 2024, based on our leverage ratio of 47.6% as of December 31, 2024. (see Note 14 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
As of December 31, 2024 and 2023, the outstanding principal balance of our mortgage notes payable secured by two properties, including one held for sale property, was $30.9 million and $31.2 million, respectively. As of December 31, 2024 and 2023, the Term Loan outstanding principal balance was $250.0 million and there was no outstanding balance on the Revolver. As of December 31, 2024, our approximate 72.7% pro-rata share of the TIC Interest’s mortgage note payable of $12.4 million was $9.0 million, which is not included in our consolidated balance sheets in this Annual Report on Form 10-K.
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
The $30.0 million unused capacity on our Revolver as of the date of this Annual Report on Form 10-K, subject to our borrowing base covenant, along with proceeds from any future offerings of shares of Class C Common Stock, can be used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments, such as capital expenditures, tenant improvement costs and leasing costs. We also may use a portion of the proceeds from our equity offerings for payment of principal on our outstanding indebtedness and for general corporate purposes.
Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our two mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of December 31, 2024.
Acquisitions and Dispositions of Real Estate Investments
We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property. We define “weighted average cap rate” for property acquisitions as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property.

Acquisitions
The details of the one property and 12 properties we acquired during the years ended December 31, 2024 and 2023, respectively, are as follows (dollars in thousands):

	Location	Property Type	Leased Area (Square Feet)	Lease Terms (Years)	Annual Rent Increase	Acquisition Price	Initial Cap Rate
2024
Torrent Photonics LLC	Tampa, FL	Industrial	29,699	20	2.85%	$5,183	8.00%
During the year ended December 31, 2023, we acquired 12 industrial manufacturing real estate properties for an aggregate of $129.8 million, including closing costs, at a blended initial cap rate of 7.8% and a weighted average cap rate of 10.3%. These properties are located in Princeton, Savage, Detroit Lakes and Plymouth, Minnesota; Gap and Reading, Pennsylvania; Roscoe, Illinois; Lansing, Michigan; Ashland and Piqua, Ohio; Alleyton, Texas; and Andrews, South Carolina. The properties acquired had a weighted average lease term of approximately 20.6 years upon acquisition.
On or before March 14, 2025, following the completion of our exploration of a potential tenant build-to-suit opportunity, we will acquire an industrial property for $6.1 million, consisting of a $0.25 million cash deposit that has been distributed to the contributor, and at closing, approximately 344,118 Class C OP Units valued at $5.85 million, based on an agreed upon value of $17.00 per Class C OP Unit. The property is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The property contains an adjacent land parcel that has the potential to be developed into additional industrial space. We priced this transaction at an 8.00% initial cap rate based upon a rent increase that will occur on July 1, 2025.
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
Dispositions
Our dispositions during the year ended December 31, 2024 were as follows (dollars in thousands):

Property Tenant	Location	Disposition Date	Property Type	Leased Area (Square Feet)	Contract Sale Price	Gain on Sale	Net Proceeds
2024
Levins	Sacramento, CA	01/10/2024	Industrial	76,000	$7,075	$3,179	$7,034
Cummins	Nashville, TN	02/28/2024	Office	87,230	7,950	9	7,749
Lindsay (Land parcel)	Canal Fulton, OH	09/27/2024	Industrial	—	240	172	240
				163,230	$15,265	$3,360	$15,023
For the year ended December 31, 2023, we sold 14 non-core real estate properties (11 retail and three office) comprised of 241,795 square feet for aggregate contract sales prices of $47.5 million, with net proceeds of $44.4 million (net of commissions and closing costs) and a net loss on sales of $1.7 million. See Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details of these dispositions.
On February 26, 2025,we completed the sale of our property that is located in Endicott, New York and is leased to New Vision Industries, LLC, a subsidiary of Producto Holdings LLC (“Producto”) for a sales price of $2.4 million. In connection with this sale, the lease for our property in Jamestown, New York with another Producto subsidiary was amended to increase the base rent by $2,500 per month.

Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to our lease agreements, as of December 31, 2024 and 2023, we had obligations to reimburse $3.0 million and $2.4 million, respectively, for future on-site and tenant improvements expected to be incurred by tenants. We expect that the related improvements will be completed during the 2025 calendar year and will be funded from cash on hand, operating cash flow, offerings of shares of our Class C Common Stock or borrowings under our Credit Facility.
In addition, we have identified approximately $0.5 million of capital expenditures that are expected to be completed in the next 12 months which are not recoverable from tenants with double-net leases. These improvements will be funded from cash on hand or operating cash flows. More information on our properties and investments can be found in Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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
Additionally, we use Adjusted Funds From Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as stock-based compensation, amortization of deferred rent, amortization of below/above market lease intangibles, amortization of deferred financing costs, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, and write-offs of due diligence expenses for abandoned pursuits. We also believe that AFFO is a recognized measure of sustainable operating performance in the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
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

The following are the calculations of FFO and AFFO for the years ended December 31, 2024 and 2023 (in thousands, except shares outstanding and per share data):

	Year Ended December 31,
	2024	2023
Net income (loss) (in accordance with GAAP)	$6,493	$(8,696)
Preferred stock dividends	(3,688)	(3,688)
Net income (loss) attributable to common stockholders and Class C OP Unit holders	2,805	(12,384)
FFO adjustments:
Depreciation and amortization of real estate properties	16,601	15,551
Amortization of deferred lease incentives	—	154
Depreciation and amortization for unconsolidated investment in a real estate property	756	757
Impairment of real estate investment property	—	4,388
(Gain) loss on sale of real estate investments, net	(3,360)	1,709
FFO attributable to common stockholders and Class C OP Unit holders	16,802	10,175
AFFO adjustments:
Stock compensation expense	1,586	11,171
Amortization and write-off of deferred financing costs	1,192	767
Abandoned pursuit costs	240	348
Amortization of deferred rents	(5,716)	(6,232)
Unrealized loss on interest rate swap valuation	1,479	618
Amortization of (below) above market lease intangibles, net	(847)	(808)
Loss on equity investments	151	—
Increase in fair value of investment in preferred stock	—	(1,419)
Other adjustments for unconsolidated investment in a real estate property	101	53
AFFO attributable to common stockholders and Class C OP Unit holders	$14,988	$14,673

Weighted Average Shares/Units Outstanding:
Fully diluted (1)	11,188,974	11,067,725

FFO Per Share/Unit:
Fully diluted	$1.50	$0.92

AFFO Per Share/Unit:
Fully diluted	$1.34	$1.33
(1)    Fully diluted weighted average number of shares for 2023 includes the Class M OP Units which automatically converted to Class C OP Units on January 30, 2024, and Class P and Class R OP Units which automatically converted to Class C OP Units as of March 31, 2024, to compute the fully diluted weighted average number of shares.

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
Percentage of Annual ABR:

	Year Ended December 31,
	2021	2022	2023	2024
Industrial core	41%	59%	76%	78%
Non-core	59%	41%	24%	22%

WALT (years)	6.1	11.9	14.1	13.8
Following the public listing of our Class C Common Stock in February 2022, we began to focus strategically and exclusively on acquiring industrial manufacturing properties while at the same time continuing the tactical reduction of our non-core properties exposure. To that end, we acquired 15 industrial manufacturing properties and sold eight non-core properties during 2022.
In 2023, we acquired 12 more industrial manufacturing properties and made a significant step in transforming our portfolio in August 2023 when we sold 13 non-core properties to GIPR, comprised of 11 retail properties and two office properties (see Notes 3 and 5 to our accompanying unaudited condensed consolidated financial statements included in this Annual Report on Form 10-K for details), followed by the sale of another office property at the end of August 2023.
We continued our transformation in 2024 with the sale of two non-core properties in January and February and the acquisition of an industrial manufacturing property in July 2024. Industrial properties now comprise 78% of the portfolio ABR and 22% of ABR is attributable to non-core properties, as of December 31, 2024. Our goal is to have a portfolio consisting of 100% industrial manufacturing properties over the intermediate-term.
The following is a breakdown of our income by property type for the year ended December 31, 2024 (in thousands):

	Industrial Core (1)	Non-Core (2)	Total
Total rental income	$35,190	$11,307	$46,497
Management fee income	$264	$—	$264
(1)    Industrial core properties include an approximate 72.7% TIC interest in the Santa Clara, California property.
(2)    Non-core properties include the following:
(i)    our non-core acquisition of a leading KIA retail property located in a prime location in Los Angeles County acquired in January 2022, which was structured as an OP Unit transaction resulting in a favorable equity issuance of $32.8 million represented by 1,312,382 Class C OP Units at a cost basis of $25 per share. We repurchased 656,191 of those units and 123,809 shares of Class C Common Stock from an affiliate of the seller at $14.80 per share on August 1, 2024 as described in Note 12 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K;
(ii)    our 12-year lease with OES executed in January 2023 for one of our legacy assets located in Rancho Cordova, California that includes a purchase option which OES may exercise until December 31, 2026. We have received preliminary indications from OES of interest in exercising the option. (We define legacy assets as those that were acquired by different management teams utilizing different investment objectives and underwriting criteria);
(iii)    our legacy property leased to Costco located in Issaquah, Washington which offers compelling redevelopment opportunities, following Costco’s lease expiration on July 31, 2025, given its higher density infill location and the fact that the land is zoned to allow for multi-family development. We entered into a purchase and sale agreement for the Costco property with KB Home, a national homebuilder, in January 2024 and the buyer has made $1.7 million of non-refundable deposits as of December 31, 2024 (see Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details of the pending sale); and

(iv)    two legacy office properties including a property leased to Solar Turbines that we expect to sell after we complete a parcel split to maximize its value and a property leased to Cummins that was sold on February 28, 2024 (see Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional details of this sale).
The following is a breakdown of our assets by property type (in thousands):

	As of December 31, 2024
	Industrial Core (1)	Non-Core (2)
Total investments in real estate property	$393,488	$108,200
Accumulated depreciation and amortization	(49,604)	(9,920)
Total real estate investments, net, excluding unconsolidated investment in real estate property	343,884	98,280
Unconsolidated investment in a real estate property (3)	9,324	—
Total real estate investments, net	353,208	98,280
Real estate investments held for sale, net	—	22,372
Tenant deferred rent and other receivables	13,137	5,169
Above-market lease intangibles, net	1,240	—
Prepaid expenses and other assets	1,161	289
Other assets related to real estate investments held for sale	—	215
Total assets	$368,746	$126,325
(1)    See footnote (1) above
(2)    See footnote (2) above.
(3)    As part of our continued effort to increase balance sheet simplicity, management is currently exploring opportunities to acquire the minority interests in the property in which we hold the TIC Interest, which would result in consolidation of the asset, or to sell the TIC Interest.
We have one mortgage secured by an industrial core property and one mortgage secured by a non-core property. The equity of each special purpose subsidiary that owns our other properties is pledged as collateral under our Credit Facility or the properties are unencumbered. See details of mortgage debt in Note 7 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Distributions
The source of cash used to pay our distributions has been and is expected to continue to be internally generated funds from operations.
A table of distributions declared and paid is disclosed in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.
We expect that our board of directors will continue to declare distributions based on a single record date as of the end of each month and to pay these distributions on a monthly basis. Distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet REIT qualification standards. On November 4, 2024, our board of directors authorized a 1.7% increase in the annual distribution rate from $1.15 per share to $1.17 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 31, 2025.

Cash Flow Summary
The following table summarizes our cash flow activity for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Net cash provided by operating activities	$18,241	$16,579
Net cash provided by (used in) investing activities	$8,395	$(93,602)
Net cash (used in) provided by financing activities	$(18,235)	$71,544
Cash Flows from Operating Activities
The net increase in cash provided by operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects a decrease in property expenses which resulted from the August 2023 sale of properties subject to gross leases and an increase in distributions from unconsolidated investment in a real estate property, which resulted from an increase in available cash following completion of roof replacements. These were partially offset by an increase in interest expense, net of derivative cash receipts, year-over-year since the Term Loan was not fully drawn until April 2023.
Cash Flows from Investing Activities
The net cash provided by investing activities for the year ended December 31, 2024 primarily reflects the net proceeds from the sale of two real estate properties and a land parcel aggregating $15.0 million, partially offset by the cost of one acquisition and building additions aggregating $7.0 million. The net cash used in investing activities for the year ended December 31, 2023 primarily reflects funds used for acquisitions of 12 properties aggregating $122.8 million and additions to existing real estate properties of $4.8 million, offset in part by the net proceeds of $34.7 million from the sale of real estate properties.
Cash Flows from Financing Activities
The net cash used in financing activities for the year ended December 31, 2024 primarily reflects the net cost of repurchasing Class C OP Units and shares of Class C Common Stock for $11.5 million, our dividends and distributions paid to preferred and common stockholders and Class C OP Unit holders and monthly repayments of mortgage notes payable, partially offset by net proceeds from the sale of common stock under our ATM offering. The net cash provided by financing activities for the year ended December 31, 2023 primarily reflects our net borrowings of $97.0 million from the Credit Facility, partially offset by repayments of principal on a mortgage note payable, funds used to repurchase common stock and dividends and distributions paid to preferred and common stockholders and Class C OP Unit holders.
Results of Operations
Portfolio Information
Our wholly-owned investments in real estate properties as of December 31, 2024 and 2023, including one and two properties held for sale as of the years ended December 31, 2024 and 2023, respectively, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	December 31,
	2024	2023
Number of properties:
Industrial (1) (2)	39	39
Non-core properties (2)	4	5
Total operating properties	43	44

Leasable square feet:
Industrial properties (1) (2)	4,196,496	4,242,797
Non-core properties (2)	302,442	389,672
Total leasable square feet	4,498,938	4,632,469
(1)    Includes the TIC Interest.

(2)    Includes one office property held for sale as of December 31, 2024 and two properties (one industrial and one office) held for sale as of December 31, 2023, which were sold on January 10, 2024 and February 28, 2024.
We acquired one operating property during 2024 and 12 operating properties during 2023, respectively. We sold two and 14 non-core properties during 2024 and 2023, respectively. The operating results of properties that were classified as held for sale as of December 31, 2024 and 2023 and the properties that were sold during 2024 and 2023 were included in the continuing results of operations in our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Our results of operations for the year ended December 31, 2024, may not be comparable to those expected for 2025 or in future periods.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Rental Income
Rental income for the years ended December 31, 2024 and 2023 was $46.5 million and $46.9 million, respectively, including tenant reimbursements of $2.0 million and $3.0 million, respectively. The decrease in rental income of $0.4 million, or 1%, year-over-year reflects the disposition of two properties during the first quarter of 2024 and 14 properties in August 2023, which included tenant reimbursements for modified gross leases and double-net leases. The decrease in rental income from sold properties was largely offset by rental income from 12 industrial manufacturing properties acquired in 2023 and one industrial manufacturing property acquired in July 2024. Pursuant to most of our current lease agreements, tenants are required to pay property operating expenses directly; however, some tenants reimburse all or a portion of the property operating expenses that they do not pay directly.
General and Administrative
General and administrative expenses were $6.3 million and $6.6 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $0.3 million, or 5%, year-over-year primarily reflects reduced employee compensation and investor relations costs, partially offset by non-recurring legal and transfer agent costs related to the distribution of GIPR’s common stock to our stockholders in January 2024.
Stock Compensation
Stock compensation expense was $1.6 million and $11.2 million for the years December 31, 2024 and 2023, respectively. The significant decrease of $9.6 million, or 86%, compared to 2023 primarily reflects the change in stock compensation expense for our Class P OP Units and Class R OP Units which vested at the end of March 2024. Stock compensation expense in 2024 includes $1.2 million for our Class P OP Units and Class R OP Units for the first quarter, of which $0.7 million related to our achievement of management’s performance target for FFO of $1.05 per diluted share for the year ended December 31, 2023. Stock compensation expense for these units was $10.9 million in 2023, which included a one-time, non-cash catch-up adjustment of $8.6 million for performance-based stock compensation expense based on our determination that it was probable that we would achieve management’s performance target for FFO of $1.05 per diluted share for the year ended December 31, 2023. Amortization of the stock compensation expense related to our Class P OP Units and Class R OP Units was completed effective with their automatic conversion to Class C OP Units on the last business day of March 2024. From April 1, 2024 through December 31, 2024, there were no other stock incentive awards outstanding. In addition to the portion of independent directors' fees that are paid in common stock, stock compensation expense in future periods will include amortization for the Class X OP Units granted on February 3, 2025 as described in Note 14 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense was $16.6 million and $15.6 million for the years ended December 31, 2024 and 2023, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The increase of $1.0 million, or 7%, year-over-year primarily reflects a full year of depreciation of real estate properties acquired in the first seven months of 2023, and an increase due to an industrial manufacturing property acquired on July 15, 2024, partially offset by reductions due to properties sold in August 2023 and the first quarter of 2024, along with reductions in amortization of intangible lease assets for the year ended December 31, 2024, due to the disposition of properties with acquired leases rather than leases initiated by us.

Property Expenses
Property expenses were $3.6 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income. The decrease of $1.5 million, or 30%, year-over-year primarily reflects decreases in repairs and maintenance and property taxes related to 14 properties sold during August 2023, which included modified gross leases and double-net leases, offset in part by an increase in non-recoverable environmental insurance expenses.
Impairment of Real Estate Investment Property
There was no impairment for the year ended December 31, 2024. Impairment of real estate investment property amounted to $4.4 million for the year ended December 31, 2023 related to our property in Nashville, Tennessee, which was leased to Cummins Inc. The impairment charge represents the excess of the property’s carrying value over the property’s contracted sale price less estimated selling costs for the sale that was completed on February 28, 2024.
Gain (Loss) on Sale of Real Estate Investments, Net
The gain on sale of real estate investments of $3.4 million for the year ended December 31, 2024 relates to the aggregate gain on sale of two properties (one industrial property with a lease expiration at the end of 2024 and one office property), which were sold during the first quarter of 2024 and the gain on sale of a land parcel in September 2024 (see Note 3 to our accompanying consolidated financial statements included in this this Annual Report on Form 10-K for more details). The loss on sale of real estate investments of $1.7 million for the year ended December 31, 2023 includes the $1.9 million loss on sale of the 13 non-core properties sold to GIPR on August 10, 2023, partially offset by the $0.2 million gain on sale of the office property sold on August 31, 2023. The loss included the $2.4 million difference between the $12.0 million liquidation value and the $9.6 million fair value of our investment in GIPR’s newly-created Series A Redeemable Preferred Stock received on August 10, 2023 as a portion of the sale proceeds (see Note 5 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
Other (Expense) Income
Interest income was $0.5 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. Interest income for 2024 primarily reflects interest earned on the proceeds from the sale of two properties (one industrial and one office) sold during the first two months of 2024 and higher interest rates earned on available cash and cash equivalents. Interest income for 2023 primarily reflects interest earned on cash proceeds from the April 2023 draws on the Term Loan, prior to utilizing such cash to acquire industrial manufacturing properties.
Dividend income was $0.1 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively, reflecting dividends received on our investment in GIPR preferred stock for August through December 2023 and in January 2024, along with dividends received prior to the sale of 171,444 shares of common stock issued by GIPR and retained by us as described in Note 5 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Income from unconsolidated investment in a real estate property, which reflects our approximate 72.7% TIC Interest in the Santa Clara, California property’s results of operations, remained relatively constant at $0.3 million for the years ended December 31, 2024 and 2023.
Interest expense, including unrealized gain or loss on interest rate swaps and net of derivative settlements, was $16.2 million and $13.8 million for the years ended December 31, 2024 and 2023, respectively (see Note 7 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for details of the components of interest expense, net). The increase of $2.4 million, year-over-year primarily reflects (i) a $0.9 million increase in unrealized losses, net on valuation of interest rate swaps, and (ii) a $2.2 million net increase in interest expense and unused commitment fees incurred on our Credit Facility due to larger balances outstanding during 2024, since the Term Loan was not fully drawn until April 2023. This increase was partially offset by greater derivative cash settlements of $0.5 million and a reduction of $0.3 million in mortgage notes interest expense year-over-year as a result of paying off the mortgage on the property leased to OES in December 2023.
The year ended December 31, 2023 includes a gain of $1.4 million for the fair value adjustment of the GIPR preferred stock for the period from August 10, 2023 (when the GIPR preferred stock was acquired) through December 31, 2023.

Critical Accounting Policies and Estimates
The policies and estimates discussed below reflect those that management believes are or will be critical in affecting the preparation of our consolidated financial statements. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Management evaluates these estimates based upon information currently available and on various assumptions that it believes are reasonable on an ongoing basis. Additionally, other companies may have utilized different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. See “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements of this report on Form 10-K for additional discussion of our significant accounting policies.
Real Estate Investments
Real Estate Acquisition Valuation
In connection with our acquisition of properties, we allocate the purchase price, including transaction costs, to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below- market lease values and the value of in-place leases. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, market land and building values, discount and capitalization rates, and future cash flows. The use of different assumptions could impact the timing of recognition of related revenues and expenses.
Impairment of Investment in Real Estate Properties
We monitor events and changes in circumstances that could indicate that the carrying amounts of real estate properties may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, our ability to re-lease properties that are vacant, reclassification of properties to held for sale, and tenants in bankruptcy. Identification of such events may involve certain assumptions, estimates, and significant judgment. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the real estate properties will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. The undiscounted operating cash flows are based on estimated market lease rates, property-operating expenses, carrying costs during lease-up periods, estimated hold periods, discount rates, and capitalization rates. If, based on the analysis, we do not believe that we will be able to recover the carrying value of the real estate properties, we will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the real estate properties. The use of different assumptions could have a material impact on our results of operations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On February 27, 2025, Sandra G. Sciutto, our Principal Accounting Officer since July 2018, informed us that she is retiring effective as of March 31, 2025. On February 27, 2025, our board of directors appointed Sara R. Grisham, our current Senior Vice President of Accounting, as our Principal Accounting Officer to succeed Ms. Sciutto effective upon her retirement. Ms. Grisham, age 44, has served as our Senior Vice President of Accounting since September 2024. She previously served as Vice President, Financial Reporting for CaliberCos Inc. from August 2022 to September 2024; Vice President, Financial Data Analytics for Realty Income Corporation (NYSE: O) from November 2021 to August 2022; Senior Vice President, Head of Financial Reporting for VEREIT, Inc. (NYSE: VER) from March 2016 to November 2021 and Vice President, Regulatory and Investor Communications for VEREIT from March 2015 to March 2016; Director, Consolidations and International Accounting for Starwood Hotels and Resorts Worldwide, Inc. from March 2014 to March 2015; and various financial roles for Cole Real Estate Investments, Inc. (NYSE: COLE) from June 2007 to February 2014, including Vice President, Financial Reporting and Accounting from January 2012 to February 2014. Ms. Grisham started her career with PricewaterhouseCoopers LLP in September 2003 to June 2007 and is a licensed CPA in the state of Arizona. Ms. Grisham earned her B.S. in Business Administration, Accounting from the University of Arizona and her Master of Taxation from Arizona State University.
No family relationship exists between Ms. Grisham and any of our directors or executive officers. We have not entered into any new compensation arrangements with Ms. Grisham in connection with her appointment. Ms. Grisham is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024, and delivered to stockholders in connection with our 2025 annual meeting of stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024, and delivered to stockholders in connection with our 2025 annual meeting of stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024, and delivered to stockholders in connection with our 2025 annual meeting of stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024, and delivered to stockholders in connection with our 2025 annual meeting of stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024, and delivered to stockholders in connection with our 2025 annual meeting of stockholders.
PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements:
See Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
(a)(2)    Financial Statement Schedule:
The following financial statement schedule is included herein at pages F-36 through F-39 of this Annual Report on Form 10-K: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.
(a)(3)    Exhibits:
The exhibits listed in this section are included, or incorporated by reference, in this Annual Report on Form 10-K.
(b)    Exhibits:
See (a)(3) above.
(c)    Financial Statements Schedule:
See (a)(2) above.

EXHIBITS LIST

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Modiv Inc. changing its name to Modiv Industrial, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 14, 2023

3.3
Second Amended and Restated Bylaws of Modiv Inc., adopted on March 9, 2023 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.4
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 23, 2022)

10.1
Fourth Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated February 3, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 4, 2025)

10.2+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on August 2, 2021)

10.3
Contribution Agreement between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated January 13, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.4
First Amendment to Contribution Agreement Between Trophy of Carson Real Estate LLC and Modiv Operating Partnership, LP dated March 22, 2022 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 23, 2022)

10.5
Kia – Carson, CA Lease Agreement as of January 18, 2022, by and between MDV Trophy Carson CA LLC and Trophy of Carson LLC for the property located at 22020 Recreation Rd., Carson, California (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.6
Credit Agreement dated as of January 18, 2022 by and among Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, BMO Capital Markets, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., BMO Capital Markets, Truist Securities, Inc. and The Huntington Bank, as joint-lead arrangers (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2022)

10.7
First Amendment to Credit Agreement and Guarantee dated October 21, 2022 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

10.8
Second Amendment to Credit Agreement dated December 20, 2022 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

10.9*
Third Amendment to Credit Agreement dated February 26, 2025 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility

Exhibit	Description
10.10
Unconditional Guaranty of Payment and Performance of Modiv Operating Partnership, LP under the Credit Agreement dated January 18, 2022 with KeyBank and other lenders by Modiv Inc. and certain subsidiary guarantors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-261529) filed with the Securities and Exchange Commission on February 10, 2022)

10.11
Securities Purchase Agreement, dated July 31, 2024, by and among Modiv Industrial Inc., Modiv Operating Partnership, LP and First City Investment Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 6, 2024)

10.12*	Modiv Industrial, Inc. 2024 Omnibus Incentive Plan, approved by the Company’s stockholders on December 11, 2024
10.13
Form of Class X Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 4, 2025)

19.1*	Modiv Industrial, Inc. Insider Trading Compliance Policy
21.1*	Subsidiaries of Modiv Industrial, Inc.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Modiv Industrial, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of investments in real estate properties
As described further in notes 2 and 3 to the consolidated financial statements, the Company monitors events and changes in circumstances that could indicate that the carrying amounts of investments in real estate properties may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of investments in real estate properties may not be recoverable, management assesses whether the carrying value of the investments in real estate properties will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the investments in real estate properties, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the investments in real estate properties. As of December 31, 2024, the Company’s net real estate investments totaled $473.9 million. We identified impairment of investments in real estate properties as a critical audit matter.
The principal consideration for our determination that impairment of investments in real estate properties is a critical audit matter is that auditing management’s evaluation of impairment of investments in real estate properties is challenging due to the high degree of judgment necessary in evaluating management’s indicators of possible impairment and due to significant auditor judgment in assessing the key inputs and assumptions used in forecasting undiscounted future cash flows and determining fair value.
Our audit procedures related to assessing impairment of investments in real estate properties included the following, among others.
•We evaluated the completeness of the population of real estate investments requiring further impairment evaluation as compared to the criteria established in management’s accounting policies.

•We tested the Company’s undiscounted cash flow analyses and estimates of fair value for investments in real estate properties with indicators of impairment, including evaluating the reasonableness of the methods and significant inputs and assumptions used. We compared anticipated sale values, appraised values, and capitalization rates with comparable observable market data, which involved the use of our real estate valuation professionals with specialized skills and knowledge.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.
Newport Beach, California
March 3, 2025

MODIV INDUSTRIAL, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Real estate investments:
Land	$98,009	$104,859
Buildings and improvements	386,102	399,667
Equipment	4,429	4,429
Tenant origination and absorption costs	13,194	15,707
Total investments in real estate property	501,734	524,662
Accumulated depreciation and amortization	(59,524)	(50,902)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	442,210	473,760
Unconsolidated investment in a real estate property	9,324	10,054
Total real estate investments, net, excluding real estate investments held for sale, net	451,534	483,814
Real estate investments held for sale, net	22,372	11,558
Total real estate investments, net	473,906	495,372
Cash and cash equivalents	11,530	3,129
Tenant deferred rent and other receivables	18,460	12,795
Above-market lease intangibles, net	1,240	1,314
Prepaid expenses and other assets	2,693	4,174
Investment in preferred stock	—	11,039
Interest rate swap derivative	—	2,970
Other assets related to real estate investments held for sale	—	103
Total assets	$507,829	$530,896

Liabilities and Equity
Mortgage notes payable, net	$30,777	$31,030
Credit facility term loan, net	248,999	248,509
Accounts payable, accrued and other liabilities	4,035	4,468
Distributions payable	1,994	12,175
Below-market lease intangibles, net	7,948	8,869
Interest rate swap derivative	—	474
Other liabilities related to real estate investments held for sale	26	249
Total liabilities	293,779	305,774

Commitments and contingencies (Note 11)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value, 2,000,000 shares authorized, issued and outstanding as of December 31, 2024 and 2023 with an aggregate liquidation value of $50,000	2	2
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 10,404,211 shares issued and 9,936,892 shares outstanding as of December 31, 2024, and 8,048,110 shares issued and 7,704,600 outstanding as of December 31, 2023	10	8
Class S common stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in-capital	349,479	292,618
Treasury stock, at cost, 467,319 and 343,510 shares held as of December 31, 2024 and 2023, respectively	(7,112)	(5,291)
Cumulative distributions and net losses	(154,074)	(145,552)
Accumulated other comprehensive income	1,841	2,658
Total Modiv Industrial, Inc. equity	190,146	144,443
Noncontrolling interests in the Operating Partnership	23,904	80,679
Total equity	214,050	225,122
Total liabilities and equity	$507,829	$530,896
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023
Income:
Rental income	$46,497	$46,936
Management fee income	264	298
Total income	46,761	47,234

Expenses:
General and administrative	6,340	6,643
Stock compensation expense	1,586	11,171
Depreciation and amortization	16,601	15,551
Property expenses	3,613	5,161
Impairment of real estate investment property	—	4,388
Total expenses	28,140	42,914

Gain (loss) on sale of real estate investments, net	3,360	(1,709)
Operating income	21,981	2,611

Other income (expense):
Interest income	474	326
Dividend income	113	475
Income from unconsolidated investment in a real estate property	297	280
Interest expense, including unrealized loss on interest rate swaps and net of derivative settlements	(16,221)	(13,807)
Loss on equity investments	(151)	—
Increase in fair value of investment in preferred stock	—	1,419
Other expense, net	(15,488)	(11,307)

Net income (loss)	6,493	(8,696)
Less: net (income) loss attributable to noncontrolling interests in Operating Partnership	(475)	2,082
Net income (loss) attributable to Modiv Industrial, Inc.	6,018	(6,614)
Preferred stock dividends	(3,688)	(3,688)
Net income (loss) attributable to common stockholders	$2,330	$(10,302)

Net income (loss) per share attributable to common stockholders:
Basic	$0.25	$(1.36)
Net income (loss) per share attributable to common stockholders and noncontrolling interests:
Diluted	$0.25	$(1.36)

Weighted-average number of common shares outstanding:
Basic	9,293,103	7,558,883
Weighted-average number of common shares and Class C OP Units outstanding:
Diluted	11,188,974	9,086,903
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2024	2023
Net income (loss)	$6,493	$(8,696)
Other comprehensive income (loss): cash flow hedge adjustments
Amortization of unrealized holding gain on interest rate swap	(1,017)	(1,016)
Comprehensive income (loss)	5,476	(9,712)
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(303)	2,253
Comprehensive income (loss) attributable to Modiv Industrial, Inc.	$5,173	$(7,459)
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Years Ended December 31, 2024 and 2023
(in thousands, except share data)

			Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2022	2,000,000	$2	7,762,506	$8	$278,339	(250,153)	$(4,162)	$(117,939)	$3,503	$159,751	$81,283	$241,034
Issuance of common stock - distribution reinvestments	—	—	178,379	—	2,276	—	—	—	—	2,276	—	2,276
ATM offering of common stock, net (Note 9)	—	—	85,072	—	832	—	—	—	—	832	—	832
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	5,175	5,175
Stock compensation expense	—	—	22,153	—	305	—	—	—	—	305	—	305
OP Units compensation expense	—	—	—	—	10,866	—	—	—	—	10,866	—	10,866
Repurchases of common stock	—	—	—	—	—	(93,357)	(1,129)	—	—	(1,129)	—	(1,129)
Dividends, preferred stock	—	—	—	—	—	—	—	(3,688)	—	(3,688)	—	(3,688)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(8,719)	—	(8,719)	(1,757)	(10,476)
In kind distribution declared, CS and Class C OP Units	—	—	—	—	—	—	—	(8,592)	—	(8,592)	(1,769)	(10,361)
Net loss	—	—	—	—	—	—	—	(6,614)	—	(6,614)	(2,082)	(8,696)
Amortization of unrealized holding gain on interest rate swap	—	—	—	—	—	—	—	—	(845)	(845)	(171)	(1,016)
Balance, December 31, 2023	2,000,000	2	8,048,110	8	292,618	(343,510)	(5,291)	(145,552)	2,658	144,443	80,679	225,122
Issuance of common stock - distribution reinvestments	—	—	141,418	—	2,114	—	—	—	—	2,114	—	2,114
ATM offering of common stock, net (Note 9)	—	—	521,837	—	7,711	—	—	—	—	7,711	—	7,711
Exchange of Class C OP Units to common stock	—	—	1,675,219	2	42,914	—	—	—	(102)	42,814	(42,814)	—
Stock compensation expense	—	—	17,627	—	275	—	—	—	—	275	—	275
OP Units compensation expense	—	—	—	—	1,311	—	—	—	—	1,311	—	1,311
Repurchase of CS and Class C OP Units	—	—	—	—	—	(123,809)	(1,821)	—	—	(1,821)	(9,713)	(11,534)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(3,688)	—	(3,688)	—	(3,688)
Cash distributions declared, CS and Class C OP Units	—	—	—	—	—	—	—	(10,852)	—	(10,852)	(1,885)	(12,737)
Net income	—	—	—	—	—	—	—	6,018	—	6,018	475	6,493
Amortization of unrealized holding gain on interest rate swap	—	—	—	—	—	—	—	—	(845)	(845)	(172)	(1,017)
Adjustment to noncontrolling interests	—	—	—	—	2,536	—	—	—	130	2,666	(2,666)	—
Balance, December 31, 2024	2,000,000	$2	10,404,211	$10	$349,479	(467,319)	$(7,112)	$(154,074)	$1,841	$190,146	$23,904	$214,050
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$6,493	$(8,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,601	15,551
Stock compensation expense	1,586	11,171
Amortization of deferred rents	(5,716)	(6,232)
Amortization of deferred lease incentives	—	154
Write-off and amortization of deferred financing costs and premium/discount	1,192	767
Amortization of (below) above market lease intangibles, net	(847)	(808)
Impairment of real estate investment property	—	4,388
Loss on equity investments	151	—
Increase in fair value of investment in preferred stock	—	(1,419)
(Gain) loss on sale of real estate investments, net	(3,360)	1,709
Unrealized loss on interest rate swap valuation	1,479	618
Income from unconsolidated investment in a real estate property	(297)	(280)
Distributions from unconsolidated investment in a real estate property	1,027	231
Changes in operating assets and liabilities:
Decrease in tenant rent and other receivables	71	387
Increase in prepaid expenses and other assets	460	(59)
Decrease in accounts payable, accrued and other liabilities	(599)	(903)
Net cash provided by operating activities	18,241	16,579

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(5,183)	(122,778)
Improvements to existing real estate investments and other assets	(1,847)	(4,750)
Net proceeds from sale of real estate investments	15,023	34,738
Net proceeds from sale of investment in common stock	652	—
Purchase deposits, net	(250)	(812)
Net cash provided by (used in) investing activities	8,395	(93,602)

Cash Flows from Financing Activities:
Borrowings from credit facility term loan	—	100,000
Repayments of credit facility revolver, net	—	(3,000)
Principal payments on mortgage notes payable	(281)	(13,315)
Proceeds from offering of common stock, net	7,711	832
Repurchases of common stock and Class C OP Units	(11,534)	(1,129)
Dividends paid to preferred stockholders	(3,688)	(3,688)
Distributions paid to common stockholders and Class C OP Unit holders	(10,443)	(8,156)
Net cash (used in) provided by financing activities	(18,235)	71,544
Net increase (decrease) in cash and cash equivalents	8,401	(5,479)
Cash and cash equivalents, beginning of year	3,129	8,608
Cash and cash equivalents, end of year	$11,530	$3,129

MODIV INDUSTRIAL, INC.
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	For the Years Ended December 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,504	$12,009

Supplemental Schedule of Noncash Investing and Financing Activities:
Distribution of GIPR common stock to Class C Common Stock and Class C OP Units	$10,361	$—
Receipt of GIPR common stock in exchange of GIPR preferred stock	$(11,039)	$—
Conversion of Classes M, P and R OP Units to Class C OP Units	$(17,705)	$—
Exchange of Class C OP Units for Class C Common Stock	$60,518	$—
Change in construction advances	$1,199	$—
Investment in preferred stock from sale of real estate investments	$—	$9,620
Issuance of Class C OP Units in the acquisition of a real estate investment	$—	$5,175
Reinvested distributions from common stockholders	$2,114	$2,265
Increase in accrued distributions	$180	$10,407
Supplemental disclosure of real estate investment held for sale, net:
Increase in real estate investments held for sale	$(10,814)	$(6,302)
Decrease (increase) in assets related to real estate investments held for sale	$103	$(91)
(Decrease) increase in liabilities related to real estate investments held for sale	$(223)	$131
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Notes to Consolidated Financial Statements
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Industrial, Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company changed its name from Modiv Inc. to Modiv Industrial, Inc., effective August 11, 2023, upon achieving 70% (expressed as a percentage of annual base rent (“ABR”)) of industrial properties in its portfolio. The Company has the authority to issue 450.0 million shares of stock, consisting of 50.0 million shares of preferred stock, $0.001 par value per share, of which 2.0 million shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300.0 million shares of Class C common stock (“Class C Common Stock”), $0.001 par value per share, and 100.0 million shares of Class S common stock, $0.001 par value per share. The Company’s Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company’s Class C Common Stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022.
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 89% and 68% partnership interest in, the Operating Partnership as of December 31, 2024 and 2023, respectively. The Operating Partnership’s limited partners include holders of Class C Operating Partnership Units (“Class C OP Units”), as described in Note 12.
As of December 31, 2024, the Company’s portfolio of approximately 4.5 million square feet of aggregate leasable space consisted of investments in 43 real estate properties, comprised of 39 industrial properties, which represent approximately 78% of the portfolio (expressed as a percentage of ABR) as of December 31, 2024, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), and four non-core properties, including one held for sale property, which represent approximately 22% of the portfolio by ABR.
At the Market Offering
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200.0 million: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022, and the Company filed a prospectus supplement for the Company’s at-the-market offering of up to $50.0 million of its Class C Common Stock (the “ATM Offering”) on June 6, 2022. On November 13, 2023, the Company filed Supplement No. 1 to the Prospectus Supplement dated June 6, 2022, and to the Prospectus dated June 2, 2022, to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name.
During the year ended December 31, 2024, 521,837 shares were sold at an average price of $16.16 per share and issued for $8.2 million, net of sale commissions of $0.2 million, of which 287,840 shares were sold at an average price of $16.16 per share and issued for $4.5 million, net of sale commissions, during the three months ended December 31, 2024. The resulting net proceeds from the ATM Offering for the year ended December 31, 2024 were $7.7 million after legal, accounting, investor relations and other offering costs of $0.5 million. As of December 31, 2024, the Company had $40.3 million of shares of Class C Common Stock available for future issuance under the ATM Offering.
Distribution Reinvestment Plan
On February 15, 2022, the Company’s board of directors amended and restated the Company’s distribution reinvestment plan (the “Second Amended and Restated DRP”) with respect to the Class C Common Stock to change the purchase price at which the Class C Common Stock is issued to stockholders who elect to participate in the Company’s distribution reinvestment plan (the “DRP”). The purpose of this change was to reflect the fact that the Company’s Class C Common Stock was listed on the NYSE and no longer priced based on net asset value (“NAV”) per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C Common Stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. For the years ended December 31, 2024 and 2023, the purchase price for the Class C Common Stock issued directly by the Company is 97% of the market price (as defined in the Second Amended and Restated DRP) of the Class C Common Stock, reflecting a 3% discount.

On November 4, 2024, the Company, with the authorization of the board of directors of the Company, increased the discount for the purchase price of shares of Class C Common Stock under the Company’s DRP from 3% to 5%, which went into effect on December 7, 2024 and was first effective for the December distribution paid on January 27, 2025. This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the market price.
The purchase price for the Class C Common Stock that the Company or any third-party administrator purchases from parties other than the Company, either in the open market or in privately negotiated transactions, will be 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C Common Stock, excluding any processing fees. The Second Amended and Restated DRP also reflects the $0.05 per share processing fee that will be paid to the Company’s transfer agent by DRP participants for each share of Class C Common Stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022.
Through December 31, 2024, the Company has issued 499,301 shares of Class C Common Stock pursuant to the DRP.
Share Repurchase Program
On December 21, 2022, the Company’s board of directors authorized up to $15.0 million in repurchases of the Company’s outstanding shares of common stock and Series A Preferred Stock from January 1, 2023 through December 31, 2023 (“2023 SRP”). Repurchases made pursuant to the 2023 SRP were made from time-to-time in the open market, in privately negotiated transactions or in any other manner as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases were determined by the Company in its discretion and were subject to economic and market conditions, stock price, applicable legal requirements and other factors. From January 1, 2023, through December 31, 2023, the Company repurchased a total of 93,357 shares of its Class C Common Stock for a total of $1.1 million at an average cost of approximately $12.10 per share. These shares are held as treasury stock and presented as a component of equity in the accompanying consolidated balance sheets and consolidated statements of equity.
As of December 31, 2024, the Company’s board of directors has not authorized a new stock repurchase program for the repurchase of the Company’s outstanding shares of common stock and Series A Preferred Stock.
Private Repurchase Transaction
On August 1, 2024, the Company completed a private repurchase transaction whereby it repurchased 123,809 shares of its Class C Common Stock and 656,191 Class C OP Units at an average cost of $14.80 per share/ unit for an aggregate cost of $11.5 million, as further described in Note 12. The repurchased Class C Common Stock shares are held as treasury stock and presented as a component of equity in the accompanying consolidated balance sheets and consolidated statements of equity.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The Company’s financial statements, and the financial statements of the Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of the Operating Partnership which is not wholly-owned by the Company is presented as a noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying consolidated financial statements and related notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.
As of and for the year ended December 31, 2024 the Company changed the presentation of its consolidated financial statements from displaying the dollar amounts in ones to thousands, unless otherwise noted. This change has been made to enhance the readability and clarity of the financial information presented. Prior period figures have been rounded to conform to the current year's presentation for comparability purposes. This change in presentation does not affect the underlying consolidated financial data or the financial position and performance of the Company.

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
Noncontrolling Interest in Consolidated Entities
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company’s exclusive responsibility and discretion in the management and control of the Operating Partnership as its sole general partner, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated by the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying consolidated balance sheets and statements of equity. As discussed further in Note 12, other than the noncontrolling interests related to Class C OP Units issued in acquisitions completed in January 2022 and April 2023, all other noncontrolling interests, which previously represented non-voting, non-distribution accruing interests, with no allocation of profits or losses, automatically converted and obtained rights to future distributions and allocations of profits and losses effective during the first quarter of 2024.
Revenue Recognition
The Company accounts for leases in accordance with FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02 (collectively, “Topic 842”). As a lessor, the Company’s leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental income in the Company’s accompanying consolidated statements of operations.
The Company recognizes rental income from tenants under operating leases on a straight-line basis over the noncancellable term of the lease when collectability of such amounts is reasonably assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company.
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
The Company records tenant reimbursements on a gross basis in instances when its tenants reimburse the Company for lessor costs, including real estate taxes, which the Company incurs. Conversely, the Company records lessor costs on a net basis when these costs are paid directly by the Company’s tenants to suppliers and service providers, including taxing authorities, on the Company’s behalf. To the extent any tenant responsible for these obligations under the applicable lease defaults on such lease, or if it is deemed probable that the tenant will fail to pay for these obligations, the Company records a liability for such obligations.
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
Collectability of Tenant Deferred Rent Receivables
The Company’s determination of the collectability of tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or

(ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. The Company also may record an allowance under other authoritative GAAP depending upon the Company’s evaluation of the individual receivables, specific credit enhancements, current economic conditions and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company’s consolidated statements of operations.
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
Gain or Loss on Sale of Real Estate Investments
The Company recognizes gain or loss on sale of real estate property when the Company has executed a contract for sale of the property, transferred controlling financial interest in the property to the buyer and determined that it is probable that the Company will collect substantially all of the consideration for the property. The Company’s real estate property sale transactions for the years ended December 31, 2024 and 2023 met these criteria at closing. When properties are sold, operating results of the properties prior to the sale remain in continuing operations, and any associated gain or loss from the disposition is included in gain or loss on sale of real estate investments in the Company’s accompanying consolidated statements of operations.
Income Taxes
The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company expects to operate in a manner that will allow it to continue to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including meeting various tests regarding the nature of the Company’s assets and income, the ownership of the Company’s outstanding stock and distribution of at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Neither the Company nor its subsidiaries has been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2024 and 2023. As of December 31, 2024, the returns for calendar years 2021, 2022 and 2023 remain subject to examination by the IRS and some additional years may be subject to examination wherein tax loss carryforwards are utilized and in certain state tax jurisdictions.
Treasury Stock
The Company accounts for repurchased shares of its Class C Common Stock as treasury stock. Treasury shares are recorded at cost and are included as a component of equity in the Company’s accompanying consolidated balance sheets as of December 31, 2024 and 2023.
Per Share Data
The Company reports both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) less net income (loss) attributable to noncontrolling interests in Operating Partnership and preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute for the potential dilution that would occur if dilutive securities or commitments to issue common stock were exercised. See Note 13 for additional information.

Fair Value Measurements and Disclosures
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:
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
Investment in preferred stock: The preferred stock investment as of December 31, 2023 was based on Level 1 inputs since the number of Generation Income Properties, Inc. (NASDAQ: GIPR) (“GIPR”) common shares to be received in redemption of the preferred stock was known (see Notes 3 and 5 for additional information).
Derivative instruments: The Company’s derivative instruments are presented at fair value in the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a gross basis by counterparty portfolio. The Company’s derivatives are subject to master netting agreements, but there was no impact of offsetting as of December 31, 2024 and 2023.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company mitigates this risk by depositing funds in government money market funds or with major financial institutions; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.
As of December 31, 2024, the Company had cash and cash equivalents of 11.5 million, of which $9.7 million was held in investments in government money market funds and $0.8 million exceeded the federally insurable limits and was held with major financial institutions. Although the Company bears the risk with respect to amounts not federally insured, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where the Company’s cash and cash equivalents are held.
Real Estate Investments
Real Estate Acquisition Valuation
The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. All real estate acquisitions during the years ended December 31, 2024 and 2023 qualified as asset acquisitions. The Company allocates the purchase price, including transaction costs, to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below- market lease values and the value of in-place leases.
The Company assesses the estimated fair values using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. The majority of the Company’s properties that were acquired during the years ended December 31, 2024 and 2023 were purchased through sale-leaseback transactions. These acquisitions satisfied the requirements of sale-leaseback accounting under ASC 842, Leases.
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancellable term of above-market in-place leases plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income.
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company generally includes real estate taxes, insurance and other operating expenses and estimates of lost rent at market rates during the expected lease up periods. The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining term of the respective lease.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, market land and building values, discount and capitalization rates, and future cash flows. Therefore, the Company classifies these inputs as Level 3 inputs.

Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and improvements are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

●	Buildings	15 to 50 years
●	Site improvements	2 to 15 years
●	Tenant improvements	Shorter of remaining lease term or useful life
●	Industrial equipment	20 years
●	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining lease term
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
The fair value of assets with impairment indicators is determined using techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties, which are Level 3 inputs. When estimating the fair value of the Company’s real estate investment, consideration may be given to a single valuation technique or multiple valuation techniques, as appropriate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.
Leasing Costs
The Company accounts for leasing costs under Topic 842, capitalizing initial direct costs, which include only those costs that are incremental to the lease arrangement and would not have been incurred if the lease had not been obtained. The Company amortizes third-party leasing commissions over the life of lease or lease term extension and charges internal leasing costs and third-party legal leasing costs to expense as incurred. These expenses are included in property expenses or general and administrative expenses in the Company’s consolidated statements of operations.
Real Estate Investments Held for Sale
The Company generally considers a real estate investment to be held for sale when the following criteria are met as of the balance sheet date: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate investments classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or their estimated fair value less estimated costs to sell. Operating results of properties that were classified as held for sale in the ordinary course of business are included in continuing operations in the Company’s accompanying consolidated statements of operations.
Equity Investment in a Joint Venture and Unconsolidated Investment in a Real Estate Property
The Company accounts for investments in an entity over which the Company has the ability to exercise significant influence using the equity method of accounting. Under the equity method of accounting, an investment is initially recognized at cost and is subsequently adjusted to reflect the Company’s share of earnings or losses of the investee. The investment is also increased for additional amounts invested and decreased for any distributions received from the investee. Equity method investments are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the investment might not be recoverable. If an equity method investment is determined to be other-than-temporarily impaired, the investment is reduced to fair value and an impairment charge is recorded as a reduction to earnings. The Company’s unconsolidated investment is in the form of its share in the ownership of a real estate property where the equity method of accounting is applied.

Other Investments
The Company has insignificant investments through simple agreements for future equity (“SAFE”) in two entities that it made when the Company was in the crowdfunding business. These SAFE investments provide that the Company will automatically receive shares of the entities based on the conversion rate of any future equity rounds up to a valuation cap. The investments are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The Company has recorded these investments at cost. An impairment of $0.1 million was recorded for the year ended December 31, 2024 for one of these investments, which is included in loss on equity investments in the accompanying consolidated statement of operations, and no impairment was recorded for the year ended December 31, 2023.
Deferred Financing Costs
Deferred financing costs represent commitment fees, mortgage loan and line of credit fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the Company’s balance sheet as a direct deduction from the carrying value of the associated mortgage note payable and deferred financing costs related to revolving credit facilities are presented as an asset under prepaid expenses and other assets in the Company’s consolidated balance sheets. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Derivative Instruments and Hedging Activities
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate debt. The Company does not enter into derivatives for speculative purposes. The Company records derivative instruments at fair value on its accompanying consolidated balance sheets. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. If the Company elects to designate a derivative in a hedging relationship and the hedging relationship satisfies the criteria necessary to apply hedge accounting, the derivative is designated as a cash flow hedge and the unrealized gain or loss on the interest rate swap is presented in comprehensive income (loss) and accumulated other comprehensive income in the Company’s accompanying consolidated statements of comprehensive income (loss) and consolidated balance sheets, respectively. If the derivative instrument does not meet the hedge accounting criteria, the change in the fair value of the derivative is recorded as a gain or loss on the interest rate swap and included in interest expense, net of derivative settlements in the Company’s consolidated statements of operations.
The Company will discontinue hedge accounting prospectively when it is determined that the derivative instrument is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative instrument expires or is terminated, the derivative instrument is re-designated as a hedging instrument or management determines that designation of the derivative instrument as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company recognizes any changes in the derivative’s fair value in its consolidated statements of operations and continues to carry the derivative instrument on its consolidated balance sheet.
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
Restricted Operating Partnership Unit Awards
Operating Partnership units are recorded in equity under noncontrolling interest in the Operating Partnership in the Company’s consolidated balance sheets and statements of equity. For units granted to employees of the Company, the fair value of awards is amortized using the straight-line method over the requisite service period of the award, which is generally the vesting period (see Note 12 for more details). The Company has elected to record forfeitures as they occur. Compensation cost is recorded for units to be issued subject to a performance condition when it is probable that the performance condition will be met.

Segments
The Company owns and manages single-tenant long-term net-lease properties located in the United States. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other and are managed as one unit by a common management team. The Company aggregates its investments in real estate into one reportable segment and manages the business activities on a consolidated basis.
The Company’s chief operating decision maker (the “CODM”) is the chief executive officer, who assesses the Company’s performance and decides how to allocate resources based on net income (loss), which is reported on the accompanying statements of operations. The CODM uses net income (loss) in deciding whether to use profits for acquisitions, further investment in owned properties, repay debt, repurchase preferred shares, or change the monthly distribution rate. Net income or loss is also used to monitor budget versus actual results. The CODM reviews the consolidated expenses, which are reported on the face of the statements of operations and include general and administrative expenses, property expenses, depreciation and amortization, any impairment loss and interest expense. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets, including long-lived real estate assets which include land, buildings, and improvements subject to operating leases.
Recent Accounting Pronouncements
New Accounting Standard Recently Issued and Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“ASU 2023-07”), which establishes improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU aims to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also requires public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. The guidance is effective for the Company as of and for the year ended December 31, 2024 and for interim periods after December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.
New Accounting Standard Recently Issued and Not Yet Adopted
In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. At present, GAAP does not provide specific authoritative guidance on how a joint venture, upon formation, should recognize and initially measure assets contributed and liabilities assumed. ASU 2023-05 will require that a joint venture apply a new basis of accounting upon formation. By applying the new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASU 2023-05 are effective prospectively for all joint ventures formed on or after January 1, 2025. Joint ventures formed prior to January 1, 2025 may elect to apply the amendments retrospectively and early adoption is permitted. The Company does not anticipate any material impact from the implementation of ASU 2023-05.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related notes thereto.

NOTE 3. REAL ESTATE INVESTMENTS
As of December 31, 2024, the Company’s real estate net investment portfolio of $464.6 million consisted of 42 operating properties, excluding the TIC Interest and including one property held for sale, located in 15 states.
Acquisitions
Year Ended December 31, 2024
On July 15, 2024, the Company acquired an industrial manufacturing property that produces optical systems for the defense and aerospace industries for $5.1 million. The property is located in the Tampa, Florida metropolitan area and the tenant entered into a 20-year sale-leaseback agreement. The total acquisition cost, including legal fees and transaction costs, was $5.2 million and was allocated as follows: $1.4 million to land, $3.7 million to buildings and improvements, and $0.1 million to tenant origination and absorption costs. The seller is not affiliated with the Company or its affiliates. The Company recognized $0.3 million of rental income related to this property during the year ended December 31, 2024.
Year Ended December 31, 2023
During the year ended December 31, 2023, the Company acquired 12 industrial manufacturing real estate properties for an aggregate of $129.8 million. These properties are located in Princeton, Savage, Detroit Lakes and Plymouth, Minnesota; Gap and Reading, Pennsylvania; Roscoe, Illinois; Lansing, Michigan; Ashland and Piqua, Ohio; Alleyton, Texas; and Andrews, South Carolina. They had a weighted average lease term of approximately 20.6 years upon acquisition. The Company recognized $12.5 million and $8.2 million of rental income related to these properties during the years ended December 31, 2024 and 2023, respectively.
Dispositions
Years Ended December 31, 2024 and 2023
Dispositions during the year ended December 31, 2024 were as follows (dollars in thousands):

Property Tenant	Location	Disposition Date	Property Type	Contract Sale Price	Gain on Sale	Net Proceeds
Levins	Sacramento, CA	01/10/2024	Industrial	$7,075	$3,179	$7,034
Cummins	Nashville, TN	02/28/2024	Office	7,950	9	7,749
Lindsay (Land parcel)	Canal Fulton, OH	09/27/2024	Industrial	240	172	240
				$15,265	$3,360	$15,023
During the year ended December 31, 2023, the Company sold 14 non-core real estate properties (11 retail and three office) for aggregate contract sales prices of $47.5 million, aggregate loss on sale of $1.7 million and aggregate net proceeds of $44.4 million, net of commissions, closing costs and repayment of the outstanding mortgages.
Impairment Charge
During the year ended December 31, 2023, the Company recorded total impairment charges of $4.4 million related to its property located in Nashville, Tennessee, leased to Cummins Inc. (“Cummins”). The impairment charge represents the excess of the property’s carrying value over the property’s contracted sale price less estimated selling costs. This property was held for sale as of December 31, 2023 and sold on February 28, 2024 as described in Dispositions above.
Asset Concentration
As of December 31, 2024 and 2023, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows (dollars in thousands):

	December 31, 2024		December 31, 2023
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$66,263	13.0%	$67,326	12.7%

Rental Income Concentration
During the year ended December 31, 2024 and 2023, the Company’s rental income concentration (greater than 10% of rental income) was as follows (dollars in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$6,651	14.3%	$6,125	13.0%
KIA retail property, Carson, CA	$5,029	10.8%	$5,168	11.0%
Operating Leases
The Company’s real estate properties are primarily leased to tenants under net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections. Except for properties leased to Solar Turbines Incorporated in San Diego, California and the State of California’s Office of Emergency Services in Rancho Cordova, California, all of the Company’s operating leases contain options to extend the lease term one to six five-year extensions or one to two 10-year extensions. The lease with OES includes a purchase option that may be exercised until December 31, 2026.
In September 2024, the Company extended the lease term of its San Diego, California property leased to WSP USA Inc. (f/k/a Wood Group) for an additional eight years to February 28, 2034, and is continuing to explore potential lease extensions for certain of its other properties.
On October 31, 2024, the Company received a notice from Labcorp that it is exercising its first option to extend its lease on the Company’s San Carlos, California property for an additional five years, from November 1, 2025 through October 31, 2030 with annual rate increases of 2.00%. Labcorp has one remaining option to extend its lease for an additional five years.
As of December 31, 2024, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including the property held for sale with a lease termination in 2025, are as follows (in thousands):

Amount
2025	$37,911
2026	36,168
2027	36,014
2028	36,328
2029	35,685
Thereafter	493,611
$675,717

Intangible Assets, Net Related to the Company’s Real Estate
As of December 31, 2024 and 2023, intangible assets, net related to the Company’s real estate were as follows (in thousands):

	December 31, 2024			December 31, 2023
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$13,194	$1,560	$(14,365)	$15,707	$1,560	$(14,365)
Accumulated amortization	(9,203)	(320)	6,417	(10,716)	(246)	5,496
Net amount	$3,991	$1,240	$(7,948)	$4,991	$1,314	$(8,869)
The intangible assets acquired in connection with the acquisitions have a weighted average amortization period of approximately 9.9 years as of December 31, 2024. Amortization of tenant origination and absorption costs for the years ended December 31, 2024 and 2023 was $1.0 million and $1.2 million, respectively. Amortization of below market lease intangibles, net for each of the years ended December 31, 2024 and 2023 was 0.8 million.
As of December 31, 2024, amortization of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2025	$576	$71	$(920)
2026	502	54	(920)
2027	492	54	(920)
2028	472	54	(910)
2029	377	54	(871)
Thereafter	1,572	953	(3,407)
	$3,991	$1,240	$(7,948)

Weighted-average remaining amortization period	8.4 years	22.4 years	8.9 years
Real Estate Investments Held for Sale
The Company’s office property located in Issaquah, Washington leased to Costco Wholesale Corporation until July 31, 2025 is subject to a purchase and sale agreement, as amended, with KB Home, a national homebuilder with a sales price of $25.3 million, with the ability to increase the purchase price by $0.3 million for each additional townhome the buyer can add to the development prior to closing. The buyer completed its due diligence on April 26, 2024 and the total non-refundable deposit is $1.7 million as of December 31, 2024. The Company has assigned its interest in the deposit to the mortgage lender as described in Note 7.
Completing the sale remains subject to the buyer obtaining development approvals and the sale will not close until the earlier of (a) 15 days following the later of buyer obtaining all necessary development approvals and tenant vacating the property, and (b) August 15, 2025 unless extended. The amendment to the purchase and sale agreement provides that the buyer can extend the outside closing date up to three times for 60 days for each extension, with February 11, 2026 the outside closing date. The nonrefundable extension fee for the first extension is $0.3 million with 50% applicable to the purchase price. The nonrefundable extension fees for the second and third extensions are $0.2 million and $0.3 million, respectively, and none of these extension fees will be applicable to the purchase price. The buyer is not affiliated with the Company or its affiliates. Given the facts and circumstances as of December 31, 2024, the Company believes that it is probable that the disposition of the properly will be completed within 12 months and therefore classified it as a real estate investment held for sale as of December 31, 2024.

As of December 31, 2023, the Company classified its industrial property located in Sacramento, California that was leased to Levin’s Auto Supply, LLC and its office property located in Nashville, Tennessee that was leased to Cummins as held for sale properties. The properties were sold on January 10, 2024 and February 28, 2024, respectively.
The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Assets related to real estate investments held for sale:
Land, buildings and improvements	$27,586	$14,590
Tenant origination and absorption costs	2,765	1,779
Accumulated depreciation and amortization	(7,979)	(4,811)
Real estate investments held for sale, net	22,372	11,558
Other assets, net	—	103
Total assets related to real estate investments held for sale:	$22,372	$11,661

Liabilities related to real estate investments held for sale:
Other liabilities, net	$26	$249
Total liabilities related to real estate investments held for sale:	$26	$249
NOTE 4. UNCONSOLIDATED INVESTMENT IN A REAL ESTATE PROPERTY
The Company’s unconsolidated investment in a real estate property as of December 31, 2024 and 2023, is as follows (in thousands):

	December 31,
	2024	2023
The TIC Interest	$9,324	$10,054
The Company’s income from unconsolidated investment in a real estate property for the years ended December 31, 2024 and 2023, is as follows (in thousands):

	Years Ended December 31,
	2024	2023
The TIC Interest	$297	$280
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% TIC Interest. The remaining approximate 27.3% interest in the Santa Clara, California property is held by third parties.
The Company and the third parties each hold an individual, undivided ownership interest in the Santa Clara property. Undivided ownership interests are arrangements in which two or more parties jointly own the property and the title is held individually to the extent of each party’s interest. Based upon the nature of the Company’s interest, consolidation is not appropriate, as the consolidation guidance applies to the consolidation of separate legal entities. As the Santa Clara property is subject to joint control, the Company accounts for its TIC Interest using the equity method. The property lease expiration date is March 16, 2026, and the lease provides for two seven-year renewal options. The mortgage on this property bears interest at 3.86% and has a maturity date of October 1, 2027.
The Company receives an approximate 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations. During the years ended December 31, 2024 and 2023, the Company received cash distributions of $1.0 million and $0.2 million in cash distributions, respectively, from the TIC Interest.

The following is summarized financial information for the Santa Clara, California property as of and for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Assets:
Real estate investments, net	$27,529	$28,564
Cash and cash equivalents	599	483
Other assets	59	80
Total assets	$28,187	$29,127
Liabilities:
Mortgage note payable, net	$12,337	$12,643
Below-market lease, net	2,221	2,368
Other liabilities	806	289
Total liabilities	15,364	15,300
Total equity	12,823	13,827
Total liabilities and equity	$28,187	$29,127

	Years Ended December 31,
	2024	2023
Total revenue	$2,758	$2,731
Operating expenses:
Depreciation and amortization	1,039	1,041
Other expenses	794	778
Total operating expenses	1,833	1,819
Operating income	925	912
Interest expense	516	528
Net income	$409	$384
NOTE 5. INVESTMENT IN PREFERRED STOCK
On August 10, 2023, the Company disposed of 13 properties consisting of 11 retail properties and two office properties in a sale to GIPR. These 13 properties were sold for $42.0 million with $30.0 million received in cash and the remaining $12.0 million received in 2,400,000 shares of GIPR’s newly-created Series A Redeemable Preferred Stock (the “GIPR Preferred Stock”) with a liquidation preference of $5.00 per share and an annual dividend yield of 9.5% from August 10, 2023 to August 9, 2024, and an annual dividend rate of 12.0% thereafter. The Company recorded its investment in preferred stock at fair value. The fair value of the GIPR Preferred Stock at the closing date of the sale of the Company’s 13 properties was included in the net proceeds from sale to determine the loss on sale. The Company’s investment in preferred stock as of December 31, 2023 was $11.0 million.
GIPR exercised its right to redeem all 2,400,000 shares of the GIPR Preferred Stock in exchange for 2,794,597 shares of GIPR common stock (the “GIPR Common Stock”), which were issued to the Company on January 31, 2024. The Company distributed 2,623,153 shares of the GIPR Common Stock to the holders of the Company’s Class C Common Stock and Class C OP Units. By May 9, 2024, the Company sold the remaining 171,444 shares of GIPR Common Stock, which had a fair value of $0.7 million as of March 31, 2024, at an average price of $3.80 per share for aggregate net proceeds of $0.7 million, resulting in an immaterial net loss on sale.

NOTE 6. OTHER BALANCE SHEET DETAILS
Tenant Deferred Rent and Other Receivables
As of December 31, 2024 and 2023, tenant deferred rent and other receivables consisted of the following (in thousands):

	December 31,
	2024	2023
Straight-line rent	$18,206	$12,474
Tenant rent and reimbursements	254	321
Total	$18,460	$12,795
Prepaid Expenses and Other Assets
As of December 31, 2024 and 2023, prepaid expenses and other assets were comprised of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$1,213	$1,446
Construction advances (1)	153	1,352
Purchase deposit	250	—
Other assets	1,000	627
Deferred financing cost on credit facility revolver	77	749
Total	$2,693	$4,174
(1)    The balances as of December 31, 2024 and December 31, 2023 represent advances for improvements to be made to the Lindsay property in Franklinton, North Carolina and the Lindsay property in Dacono, Colorado, respectively.
Accounts Payable, Accrued and Other Liabilities
As of December 31, 2024 and 2023, accounts payable, accrued and other liabilities were comprised of the following (in thousands):

	December 31,
	2024	2023
Accounts payable	$365	$561
Accrued expenses	884	1,202
Accrued interest payable	158	359
Unearned rent	2,030	2,076
Security deposits	469	83
Lease incentive obligation	129	187
Total	$4,035	$4,468

NOTE 7. DEBT
The components of debt as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Mortgage notes payable, net	$30,777	$31,030
Credit facility term loan, net	248,999	248,509
Total debt	$279,776	$279,539
Mortgage Notes Payable, Net
As of December 31, 2024 and 2023, the Company’s mortgage notes payable consisted of the following (in thousands):

Collateral	2024 Principal Balance	2023 Principal Balance	Interest Rate (1)	Loan Maturity
Costco property (2)	$18,589	$18,850	4.85%	01/01/2030
Taylor Fresh Foods property	12,329	12,350	3.85%	11/01/2029
Total mortgage notes payable	30,918	31,200
Less unamortized deferred financing costs	(141)	(170)
Mortgage notes payable, net	$30,777	$31,030
(1)Represents the contractual interest rate in effect under the respective mortgage note payable.
(2)The mortgage note includes a 4.0% prepayment penalty which will be due upon any sale of the property prior to February 1, 2026. The Company has assigned its interest in a $1.7 million non-refundable purchase deposit (see Note 3) to the mortgage lender. In the event the sale does not close by August 15, 2025, the deposit shall be released to the lender and pledged as additional security for the borrower’s obligations under the loan documents.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable, net which are Level 3 fair value measurement, reflecting unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable, net	$30,918	$30,777	$27,964	$31,200	$31,030	$28,000
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Credit Facility, Net
The Company’s Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022. The Credit Agreement currently provides a $280.0 million line of credit comprised of a $30.0 million revolving line of credit (the “Revolver”), and a $250.0 million term loan (the “Term Loan” and together with the Revolver, the “Credit Facility”) with KeyBank and the other lending institutions party thereto (collectively, the “Lenders”), including KeyBank as Agent for the Lenders (in such capacity, the “Agent”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness, and capital expenditures.
The Company’s Revolver and Term Loan maturities are in January 2026 and January 2027, respectively, with options to extend the Revolver for a total of 12 months. In February 2025, the Revolver maturity was extended to January 2027 as described in Note 14.

The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. Based on the Company’s leverage ratio, the spread over the secured overnight financing rate (“SOFR”), including a 10-basis point credit adjustment, was 185 basis points and the interest rate on the Revolver was 6.1625% on December 31, 2024; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred total unused fees of $0.4 million for each of the years ended December 31, 2024 and 2023. On December 27, 2024, the Company exercised its right to reduce the Revolver to $30.0 million from $150.0 million in order to save on the cost of unused fees.
On May 10, 2022, the Company entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to its original $150.0 million Term Loan. On October 26, 2022, the Company entered into a second swap agreement, effective from November 30, 2022 to November 30, 2027, subject to the Company counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to the $100.0 million expansion of its Term Loan. On the December 31, 2024, the counterparties to both swap agreements exercised their one-time options to cancel their respective swap agreements (see Note 8 for more details). The interest rate was 6.1125% on the Term Loan as of December 31, 2024. In January 2025, the Company entered into two new swap agreements to fix SOFR at 2.45% from December 31, 2024 to December 31, 2025. (See Note 14 for more details).
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
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of December 31, 2024.
Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of December 31, 2024 (in thousands):

	December 31, 2024
	Mortgage Notes Payable	Credit Facility
		Revolver	Term Loan	Total
2025	$557	$—	$—	$557
2026	582	—	—	582
2027	608	—	250,000	250,608
2028	635	—	—	635
2029	11,595	—	—	11,595
Thereafter	16,941	—	—	16,941
Total principal	30,918	—	250,000	280,918
Less: deferred financing costs, net	(141)	—	(1,001)	(1,142)
Net	$30,777	$—	$248,999	$279,776

Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized loss (gain) on interest rate swaps for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Mortgage notes payable:
Interest expense	$1,383	$1,719
Amortization of deferred financing costs	29	29
Credit facility:
Interest expense	17,767	15,464
Unused commitment fees	377	480
Amortization and write-off of deferred financing costs	1,163	857
Swap derivatives:
Derivative cash settlements (1)	(6,206)	(5,680)
Unrealized loss on interest rate swap valuation for first swap (2)	2,970	1,659
Amortization of unrealized gain on interest rate swap valuation (2)	(1,017)	(1,015)
Unrealized gain on interest rate swap valuation for second swap (3)	(474)	(26)
Other	229	320
Total interest expense	$16,221	$13,807
(1)Derivative cash settlements received from swap instruments entered into by the Company covering (i) its original $150 million Credit Facility Term Loan (first swap) effective May 31, 2022 and (ii) its additional $100 million Term Loan commitment (second swap) effective November 30, 2022 and both swap instruments were canceled on December 31, 2024, as discussed above and in Note 8. See Note 14 for details of the new swap instruments.
(2)During the year ended December 31, 2023, the Company’s $150 million derivative instrument failed to qualify as a cash flow hedge because it was deemed ineffective, as described in Note 8. The unrealized losses on the swap valuation for the years ended December 31, 2024 and 2023 were recognized as increases in interest expense. Additionally, the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the loan agreement (see Note 8 for more details).
(3)    The Company’s $100 million derivative instrument was not designated as a cash flow hedge and, therefore, the unrealized gains in the valuation of this swap for the years ended December 31, 2024 and 2023 were reflected as decreases in interest expense (see Note 8 for more details).
NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company, through its Operating Partnership, entered into a five-year swap agreement on May 10, 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150 million Term Loan. The Company designated the pay-fixed, receive-floating interest rate swap as a cash flow hedge, which was effective through December 31, 2022. The derivative instrument failed to qualify as a cash flow hedge during the years ended December 31, 2024 and 2023, as described below.
The Company, through its Operating Partnership, entered into another five-year swap agreement on October 26, 2022 to fix SOFR at 3.440% effective November 30, 2022 related to the variable interest rate on its additional $100 million Term Loan commitment. The Company did not designate the pay-fixed, receive-floating interest rate swap as a cash flow hedge.
On the December 31, 2024, the counterparties to the swap agreements exercised their one-time option to cancel the swap agreements. In January 2025, the Company entered into two new swap agreements to fix SOFR at 2.45% from December 31, 2024 to December 31, 2027 (see Note 14 for more details).

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024					December 31, 2023
Interest Rate Derivative Instruments	Number of Instruments	Notional Amount	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term	Number of Instruments	Notional Amount (i)	Reference Rate	Weighted Average Fixed Pay Rate (ii)	Weighted Average Remaining Term
Non-designated	—	$—	—%	—%	0.0 years	2	$250,000	USD - SOFR	4.53%	3.0 years
(i)The notional amount of the Company’s swaps correspond to the principal balance on the Term Loan. The minimum notional amounts (outstanding principal balance at the maturity date) as of December 31, 2023 was $250.0 million.
(ii)Based on the terms of the Credit Facility, the fixed pay rate increases if the Company’s leverage ratio increases above 50%.
The following table sets forth the fair value of the Company’s derivative instruments (in thousands) under Level 2 measurement, as well as their classification in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 (dollars in thousands):

		December 31, 2024		December 31, 2023
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value	Change in Fair Value
Interest Rate Swap	Asset - Interest rate swap derivative, at fair value	—	$—	1	$2,970	$(2,970)
Interest Rate Swap	Liability - Interest rate swap derivative, at fair value	—	$—	1	$(474)	$474
The interest rate swap derivative on the original $150 million Term Loan was designated as a cash flow hedge for financial accounting purposes from July 1, 2022 through December 31, 2022. Subsequent to December 31, 2022, based on the Company’s prospective effectiveness testing of the derivative instrument, the swap failed to qualify as a cash flow hedge because it was deemed ineffective due to the potential for a reduced term of the swap that could result from the cancellation option described above as compared with the maturity of the Term Loan.
As a result, the net change in fair value of the first Term Loan swap was recorded as a component of interest expense with any losses resulting in an increase to interest expense and any gains resulting in a decrease to interest expense. During the years ended December 31, 2024 and 2023, the Company recognized unrealized losses of $3.0 million and $1.7 million, respectively.
Due to the above $150 million Term Loan derivative instrument’s failure to qualify as a cash flow hedge, the unrealized gain on interest rate swap derivative of $4.1 million as of December 30, 2022 (recorded in the Company’s financial statements as follows: (i) $3.5 million of accumulated other comprehensive income and (ii) $0.6 million of noncontrolling interest in operating partnership), is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the loan agreement. There is no income tax expense resulting from this amortization.
During each of the years ended December 31, 2024 and 2023, interest expense was reduced by $1.0 million for amortization of the unrealized gain on this swap previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership.
As of December 31, 2024, the Company’s unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company’s consolidated balance sheet amounted to $2.1 million. The Company estimates that $1.0 million of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company’s accompanying consolidated statements of operations over the next 12 months.
The second interest rate swap derivative on the additional $100 million Term Loan was not designated as a cash flow hedge for financial accounting purposes. The increase in the fair value of $0.5 million for the year ended December 31, 2024 was recorded as unrealized gains on interest rate swap valuation and resulted in a decrease to interest expense in the Company’s accompanying consolidated statements of operations. During the year ended December 31, 2023, the change in fair value was immaterial.

NOTE 9. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to $50.0 million shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company issued 2.0 million shares of its authorized preferred stock. As of December 31, 2024 and 2023, 2.0 million shares of authorized Series A Preferred Stock were issued and outstanding.
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.84375 per share each year, which is equivalent to the rate of 7.375% of the $25 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT for U.S. federal income tax purposes, and as described in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Series A Preferred Stock is not redeemable prior to September 17, 2026.
On and after September 17, 2026, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the Articles Supplementary), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole or in part, (i) after the first date on which the Delisting Event occurred or (ii) on, or within 120 days after, the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date.
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company’s Class C Common Stock have not been met as of December 31, 2024.
The Series A Preferred Stock ranks senior to the Company’s Class C Common Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
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
Series A Preferred Stock Dividends
Dividends on the Company’s Series A Preferred Stock accrue in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to holders of Series A Preferred Stock, which is equivalent to 7.375% of the $25 liquidation preference per share per annum. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock become part of the liquidation preference thereof.

On March 1, 2024, May 1, 2024, July 1, 2024 and November 4, 2024, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.9 million for each of the quarters of 2024, for an aggregate of $3.7 million for the year ended December 31, 2024, which were paid on April 15, 2024, July 15, 2024, October 15, 2024 and January 15, 2025, respectively (see Note 14 for more details). On March 9, 2023, June 15, 2023, August 7, 2023 and November 6, 2023, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.9 million for each of the quarters of 2023, or an aggregate of $3.7 million for the year ended December 31, 2023, which were paid on April 17, 2023, July 17, 2023, October 16, 2023 and January 16, 2024, respectively.
Common Stock Offerings
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200.0 million: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022 and the Company filed a prospectus supplement for the Company’s at-the-market offering of up to $50.0 million of its Class C Common Stock (the “ATM Offering”) on June 6, 2022 (the “ATM Prospectus”).
On November 13, 2023, the Company filed Supplement No. 1 to the ATM Prospectus to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company’s corporate name. During the year ended December 31, 2024, 521,837 shares were sold at an average price of $16.16 per share and issued for $8.2 million, net of sale commissions of $0.2 million, of which 287,840 shares were sold at an average price of $16.16 per share and issued for $4.5 million, net of sale commissions, during the three months ended December 31, 2024. The resulting net proceeds from the ATM Offering for the year ended December 31, 2024 were $7.7 million after legal, accounting, investor relations and other offering costs of $0.5 million. As of December 31, 2024, the Company had $40.3 million of shares of Class C Common Stock available for future issuance under the ATM Offering.
Common Stock Repurchase
See Note 12 for repurchase of 123,809 shares of Class C Common Stock on August 1, 2024.
Common Stock Distributions
On November 4, 2024, the Company’s board of directors authorized a 1.7% increase in the annual distribution rate from $1.15 per share to $1.17 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 31, 2025 (see Note 14).
Aggregate distributions declared per share of Class C Common Stock were $1.15 for the years ended December 31, 2024 and 2023, respectively.
NOTE 10. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board services for the years ended December 31, 2024 and 2023, are as follows (dollars in thousands):

	December 31,
Board of Directors Compensation	2024	2023
Payments for services rendered	$223	$250
Value of shares of Class C Common Stock issued for services rendered	275	305
Total	$498	$555

Number of shares issued for services rendered	17,627	22,153

Transactions with Other Related Parties
On January 31, 2022, the Company acquired an industrial property and related equipment leased to Kalera Inc. (“Kalera”) in Saint Paul, Minnesota, for $8.1 million. Kalera was introduced to the Company by Curtis B. McWilliams, a former director of the Company. Since Mr. McWilliams was serving as a director of the Company and as an executive of Kalera at the time of the acquisition, all of the disinterested members of the Company’s board of directors approved this transaction in January 2022. Mr. McWilliams resigned as a director of the Company effective September 18, 2024. His resignation was not due to any disagreement with the Company, the Company’s board of directors, or the Company’s management on any matter relating to the Company’s operations, policies, or practices, including the Kalera bankruptcy.
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
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company earns management fee income from the Santa Clara property, in which it has a TIC Interest. The management fee income is presented as part of total income in the Company’s statements of operations. The related Santa Clara asset management fee expense is included as a reduction in the income from unconsolidated investment in a real estate property. Amounts of each for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Management fee income from TIC Interest	$264	$264
Company’s share in TIC asset management fee expense	$192	$192
Common Stock and OP Unit Repurchases from Related Party
See Note 12 for the description of the Company’s repurchase of Class C Common Stock and Class C OP Units from a major shareholder, which was completed on August 1, 2024.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company’s property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of December 31, 2024, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company’s consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

Tenant Improvements
Pursuant to lease agreements, as of December 31, 2024 and 2023, the Company had obligations to pay $3.0 million and $2.4 million, respectively, for on-site building and tenant improvements to be incurred by tenants.
Legal Matters
From time-to-time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. As of December 31, 2024, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
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
NOTE 12. OPERATING PARTNERSHIP UNITS
As of December 31, 2024 and 2023, there were 1,249,210 and 1,599,898 Class C OP Units outstanding that were not held by the Company, which are entitled to distributions, but have no voting rights. The Class C OP Units are exchangeable for the Company’s shares of Class C Common Stock on a 1-for-1 basis, or for cash at the sole and absolute discretion of the Company. As of December 31, 2023, there were also units outstanding for three types of units of limited partnership interest in the Operating Partnership (“Class M OP Units,” “Class P OP Units,” and “Class R OP Units”), which were not entitled to distributions and had no voting rights.
All of the Class M OP Units, Class P OP Units, and Class R OP Units automatically converted to Class C OP Units during the first quarter of 2024. Some of these units were then exchanged on a one-for-one basis for the Company's Class C Common Stock during the year ended December 31, 2024.
The following table summarizes the Operating Partnership units outstanding by class as of December 31, 2023, the conversion, exchange and purchase activity during the current year, and outstanding Class C OP Units as of December 31, 2024:

	December 31, 2023	Conversion Ratio/Exchange to Class C OP Units	Class C OP Units after Conversions	Class C OP Units Exchanged for Class C Common Stock		December 31, 2024
OP Units	Classes of OP Units Outstanding				Purchased Class OP Units	Class C OP Units Outstanding
Class C	1,599,898	NA	3,580,720	(1,675,219)	(656,291)	1,249,210
Class M	657,950	1.666667	—	—	—	—
Class P	56,029	1.666667	—	—	—	—
Class R	316,343	2.500000	—	—	—	—
Total	2,630,220		3,580,720	(1,675,219)	(656,291)	1,249,210
On July 31, 2024, the Company entered into an agreement with First City Investment Group, LLC (“First City”), an affiliate of Group of Trophy, LLC, to purchase the remaining 656,191 Class C OP Units held by First City and to repurchase 123,809 shares of Class C Common Stock also held by First City. The transaction closed on August 1, 2024 at a price of $14.80, for total consideration of $11.5 million. The Company funded this transaction with available cash on hand. As a result of this transaction, the KIA retail property is no longer subject to a tax protection agreement.

Pursuant to the fifth amendment to the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Third A&R Partnership Agreement”) to establish a minimum number of 10,000 Common Units that must be held by a Limited Partner, 57,728 Class C OP Units were exchanged for Class C Common Stock and the Company repurchased 100 Class C OP Units on December 31, 2024.
On April 13, 2023, the Company acquired an industrial manufacturing property located in Reading, Pennsylvania leased to Summit Steel whereby the seller received 287,516 Class C OP Units based on the terms of the Third A&R Partnership Agreement and an agreed upon value of $18.00 per unit.
See Note 14 for a description of the Fourth Amended and Restated Partnership Agreement entered into on February 3, 2025 and the grant of new Class X OP Units.
OP Unit and Stock Compensation Expense
For the year ended December 31, 2024, $0.1 million was charged to stock compensation expense for the final vesting of the Class P OP Units and $1.2 million was charged to stock compensation expense for the final vesting of the Class R OP Units.
Stock compensation expense for the OP Units and for stock issued to the board of directors for the years ended December 31, 2024 and 2023, was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Class P OP Units	$89	$355
Class R OP Units - time vesting units	489	1,956
Class R OP Units - performance vesting units	733	8,555
OP units stock compensation expense	1,311	10,866
Class C Common Stock issued to the board of directors for services (see Note 10)	275	305
Total stock compensation expense	$1,586	$11,171
Distributions and Allocations
Class C OP Units received the following distributions and allocations of net income (loss) during the years ended December 31, 2024 and 2023, as follows (in thousands):

	Years Ended December 31,
	2024	2023
Class C OP Units distributions	$1,919	$1,730
Class C OP Units net income (loss) allocation	$475	$(2,082)

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
The following table presents the computation of the Company’s basic net income (loss) per share attributable to common stockholders and its diluted net income (loss) per share attributable to common stockholders and noncontrolling interests which are Class C OP units for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023
Numerator - Basic:
Net income (loss)	$6,493	$(8,696)
Net income (loss) attributable to noncontrolling interest in Operating Partnership (a)	(475)	2,082
Preferred stock dividends	(3,688)	(3,688)
Net income (loss) attributable to common stockholders	$2,330	$(10,302)

Numerator - Diluted:
Net income (loss)	$6,493	$(8,696)
Preferred stock dividends	(3,688)	(3,688)
Net income (loss) attributable to common stockholders and noncontrolling interest	$2,805	$(12,384)

Denominator:
Weighted average shares outstanding - basic	9,293,103	7,558,883
Class C OP Units (b)	1,895,871	1,528,020
Weighted average shares and units outstanding - diluted	11,188,974	9,086,903

Earnings (loss) per share attributable to common stockholders:
Basic	$0.25	$(1.36)
Earnings (loss) per share attributable to common stockholders and noncontrolling interests:
Diluted	$0.25	$(1.36)
(a)    Each Class C Common Share and Class C OP Unit have the same participation in earnings (loss) and therefore there is no difference between basic and diluted earnings (loss) per share.
(b)    For the year ended December 31, 2023, the weighted average dilutive effect of 1,980,822 Class M OP Units, Class P OP Units, and Class R OP Units, discussed in Note 12, was excluded from the computation of diluted loss per share because their effect would be anti-dilutive since the units did not vest until the first quarter of 2024 and were not yet entitled to participate in earnings (losses).

NOTE 14. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date these consolidated financial statements are issued. Significant subsequent events are described below:
Amendments to Credit Agreement
On February 26, 2025, the Company entered into an agreement with the Lenders to amend the Credit Agreement by (a) extending the maturity of the Revolver to January 18, 2027, which is coterminous with the maturity of the Term Loan, and (b) changing the definition of Distributions to exclude any Company repurchases of its Series A Preferred Stock that are funded by proceeds from the sale of the Company’s Class C Common Stock.
Preferred Dividends
On January 15, 2025, the Company paid its Series A Preferred Stock dividends payable of $0.9 million for the fourth quarter of 2024, which were declared by the Company’s board of directors on November 4, 2024.
On February 27, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.9 million for the first quarter of 2025, which are scheduled to be paid on April 15, 2025.
Common Stock and Class C OP Unit Distributions
On July 31, 2024, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of December 31, 2024, which were paid on January 27, 2025. The monthly distribution amount of $0.095833 per share represents an annualized distribution rate of $1.15 per share of common stock.
On November 4, 2024, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of January 31, 2025, February 28, 2025 and March 31, 2025, which were paid on February 25, 2025 and will be paid on or about March 25, 2025 and April 25, 2025, respectively. The monthly distribution amount of $0.097500 per share represents an annualized distribution rate of $1.17 per share of common stock.
On February 27, 2025, the Company’s board of directors authorized monthly distributions payable to common stockholders and Class C OP Unit holders of record as of April 30, 2025, May 30, 2025 and June 30, 2025, which will be paid on or about May 15, 2025, June 16, 2025 and July 15, 2025, respectively. The monthly distribution amount of $0.097500 per share represents an annualized distribution rate of $1.17 per share of common stock.
Amended and Restated Partnership Agreement
On February 3, 2025, the Company entered into the Fourth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”) of the Operating Partnership, to, among other things, incorporate prior amendments to the Third A&R Partnership Agreement, and designate and set forth the terms of the Class X units of limited partnership interests of the Operating Partnership (the “Class X OP Units”).
The Class X OP Units may, in the Company’s sole discretion, be issued subject to vesting, forfeiture and additional restrictions on transfer pursuant to the terms of an award, vesting or any other applicable compensatory arrangement or incentive program pursuant to which such Class X OP Units are issued. Upon vesting, such Class X OP Units automatically convert into Class C OP Units, provided that the value of the Operating Partnership has appreciated such that the capital account of such holder of Class X OP Units is equal to the capital account balance attributable to a Class C OP Unit on a per unit basis. After such Class C OP Units have been outstanding for at least one year (inclusive of any holding period for any Class X OP Units converted into Class C OP Units), the holder may require the Operating Partnership to exchange all or a portion of such holder’s Class C OP Units for cash or, at the option of the Company, shares of the Company’s Class C Common Stock, on a one-for-one basis.
The Class X OP Units are intended to qualify as “profits interest” in the Operating Partnership for U.S. federal income tax purposes. Holders of Class X OP Units have voting rights with respect to their Class X OP Units, and holders of Class X OP Units are entitled to approve, vote on or consent to any matter, as though each such Class X OP Unit was a Class C OP Unit. Class X OP Units generally are entitled to receive the same current distributions that are paid on the Class C OP Units.

Long-Term Incentive Plan
On February 3, 2025, the Compensation Committee of the Company’s board of directors approved a grant of Class X OP Units to each of Aaron S. Halfacre, Raymond J. Pacini and John C. Raney, the Company’s executive officers (the “Officers”). Mr. Halfacre received 546,542.50 Class X OP Units, Mr. Pacini received 65,000.00 Class X OP Units and Mr. Raney received 162,500.00 Class X OP Units (the “Grants”). The Grants were issued under the Company’s 2024 Omnibus Incentive Plan (the “Plan”) and each is evidenced by a Class X OP Unit Award Agreement.
The Class X OP Units awarded to Messrs. Halfacre and Raney shall vest on the fifth anniversary of the grant date, and the Class X OP Units awarded to Mr. Pacini shall vest on the second anniversary of the grant date, in each case subject to the Officer’s continued employment with the Company. The time-based vesting conditions shall accelerate and the Class X OP Units held by an Officer shall vest in full upon (i) a termination of such Officer’s employment (a) by the Company other than for Cause (as defined in the Class X OP Unit Award Agreement) or (b) by such Officer for Good Reason (as defined in the Class X OP Unit Award Agreement), and such Officer’s execution of a general release of claims against the Company, (ii) the death of such Officer or (iii) a Change in Control of the Company (as defined in the Plan).
New Interest Rate Swap Agreements
In January 2025, the Company entered into two new swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on the Company’s current leverage ratio. The Company paid aggregate premiums of $4.2 million to buy down the fixed rate below the prevailing market rate.
Disposition
On February 26, 2025, the Company completed the sale of its property that is located in Endicott, New York and is leased to New Vision Industries, LLC, a subsidiary of Producto Holdings LLC (“Producto”), for a sales price of $2.4 million to an affiliate of the lessee. In connection with this sale, the lease for the Company’s property in Jamestown, New York with another Producto subsidiary was amended to increase the base rent by $2,500 per month. The Company did not classify the property as real estate investment held for sale as of December 31, 2024 because management had not committed to sell this property as of that date and it was not being marketed for sale.
Lease Extension
On February 28, 2025, FUJIFILM Dimatix, Inc. notified the Company that it is exercising its option to extend the lease on the TIC Interest’s Santa Clara, California property for seven years, from March 17, 2026 to March 16, 2033.

MODIV INDUSTRIAL, INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2024
(in thousands, excludes real estate asset held for sale)

					Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (3)	Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances (1)	Land	Buildings & Improvements (2)	Total		Land	Buildings & Improvements (2)	Total	Accumulated Depreciation and Amortization	Net
Northrop Grumman	Melbourne, FL	1986	03-07-2017	$—	$1,191	$12,533	$13,724	$1,993	$1,191	$14,526	$15,717	$(4,937)	$10,780
Northrop Grumman Parcel	Melbourne, FL	—	06-21-2018	—	329	—	329	—	329	—	329	—	329
Husqvarna	Charlotte, NC	2010	11-30-2017	—	975	11,879	12,854	—	975	11,879	12,854	(2,542)	10,312
AvAir	Chandler, AZ	2015	12-28-2017	—	3,494	23,864	27,358	—	3,494	23,864	27,358	(4,887)	22,470
3M	DeKalb, IL	2007	03-29-2018	—	759	16,360	17,119	681	759	17,041	17,800	(6,610)	11,190
Taylor Fresh Foods	Yuma, AZ	2001	10-24-2019	12,329	4,312	32,776	37,088	—	4,312	32,776	37,088	(6,884)	30,205
Labcorp	San Carlos, CA	1974	12-31-2019	—	4,774	5,306	10,080	—	4,774	5,306	10,080	(1,022)	9,059
WSP USA	San Diego, CA	1985	12-31-2019	—	3,461	6,663	10,124	537	3,461	7,200	10,661	(1,667)	8,994
ITW Rippey	El Dorado Hills, CA	1998	12-31-2019	—	788	6,588	7,376	497	788	7,085	7,873	(1,332)	6,541
L3Harris	Carlsbad, CA	1984	12-31-2019	—	3,553	8,533	12,086	379	3,553	8,912	12,465	(1,942)	10,523
Arrow Tru-Line	Archbold, OH	1976	12-03-2021	—	779	10,739	11,518	—	779	10,739	11,518	(1,261)	10,257
Kalera	Saint Paul, MN	1980	01-31-2022	—	562	7,557	8,119	2,798	562	10,354	10,917	(1,006)	9,911
Lindsay	Colorado Springs 1, CO	Varies	04-19-2022	—	1,195	1,117	2,312	—	1,195	1,117	2,312	(158)	2,154
Lindsay	Colorado Springs 2, CO	Varies	04-19-2022	—	2,239	1,075	3,314	—	2,239	1,075	3,314	(94)	3,220
Lindsay	Dacono, CO	Varies	04-19-2022	—	2,264	1,825	4,089	2,800	2,264	4,625	6,889	(333)	6,556
Lindsay	Alachua, FL	2009	04-19-2022	—	966	7,552	8,518	—	966	7,552	8,518	(982)	7,536
Lindsay	Franklinton, NC	2007	04-19-2022	—	2,844	4,337	7,181	1,647	2,844	5,984	8,828	(433)	8,395
Lindsay	Canal Fulton 1, OH	1998	04-19-2022	—	659	10,619	11,278	—	659	10,619	11,278	(931)	10,346
Lindsay	Canal Fulton 2, OH	2004	04-19-2022	—	667	9,524	10,191	—	667	9,524	10,191	(853)	9,338
Lindsay	Rock Hill, SC	1999	04-19-2022	—	2,816	3,740	6,556	—	2,816	3,740	6,556	(456)	6,100
Lindsay	Gap, PA	1992/2008	04-13-2023	—	2,126	14,454	16,580	—	2,126	14,454	16,580	(1,274)	15,306
Producto	Endicott, NY	2000	07-15-2022	—	239	2,123	2,362	—	239	2,123	2,362	(192)	2,170
Producto	Jamestown, NY	1961/1971	07-15-2022	—	767	2,307	3,074	—	767	2,307	3,074	(235)	2,838
Valtir	Centerville, UT	1970/2013	07-26-2022	—	2,468	2,218	4,685	—	2,468	2,218	4,685	(288)	4,397
Valtir	Orangeburg, SC	1998	07-26-2022	—	1,679	2,564	4,243	—	1,679	2,564	4,243	(343)	3,901

		Original Year of Construction			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (3)	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation and Amortization
Description	Location		Date Acquired	Encumbrances (1)	Land	Buildings & Improvements (2)	Total		Land	Buildings & Improvements (2)	Total		Net
Valtir	Fort Worth, TX	1968	07-26-2022	$—	$1,785	$1,493	$3,279	$—	$1,785	$1,493	$3,279	$(153)	$3,126
Valtir	Lima, OH	1928/2002	08-04-2022	—	748	9,174	9,922	—	748	9,174	9,922	(878)	9,044
Plastic Products	Princeton, MN	1960/2020	01-26-2023	—	422	6,250	6,672	—	422	6,250	6,672	(1,141)	5,531
Stealth Manufacturing	Savage, MN	1982	03-31-2023	—	771	4,756	5,526	—	771	4,756	5,526	(304)	5,222
Summit Steel	Reading, PA	2005	04-13-2023	—	1,518	9,879	11,397	—	1,518	9,879	11,397	(681)	10,716
PBC Linear	Roscoe, IL	1961/2018	04-20-2023	—	699	19,325	20,024	—	699	19,325	20,024	(1,258)	18,766
Cameron Tool	Lansing, MI	Varies	05-03-2023	—	246	5,530	5,777	—	246	5,530	5,777	(370)	5,406
S.J. Electro Systems	Detroit Lakes, MN	1998/2009	05-05-2023	—	1,737	4,577	6,314	—	1,737	4,577	6,314	(299)	6,015
S.J. Electro Systems	Plymouth, MN	1989	05-05-2023	—	251	7,304	7,555	—	251	7,304	7,555	(345)	7,211
S.J. Electro Systems	Ashland, OH	2018	05-05-2023	—	628	1,598	2,226	—	628	1,598	2,226	(150)	2,076
Titan	Alleyton, TX	1976/2012	05-11-2023	—	2,056	15,090	17,147	—	2,056	15,090	17,147	(1,449)	15,698
Vistech	Piqua, OH	1974	07-03-2023	—	922	12,629	13,551	—	922	12,629	13,551	(765)	12,786
SixAxis	Andrews, SC	2002	07-11-2023	—	1,229	14,241	15,470	—	1,229	14,241	15,470	(1,081)	14,389
KIA/Trophy of Carson	Carson, CA	2016	01-18-2022	—	32,742	36,663	69,405	—	32,742	36,663	69,405	(3,141)	66,264
Solar Turbines	San Diego, CA	1985	12-31-2019	—	2,484	4,933	7,417	108	2,484	5,042	7,526	(1,105)	6,421
OES	Rancho Cordova, CA	2009	12-31-2019	—	2,443	28,728	31,172	98	2,443	28,827	31,270	(5,674)	25,596
Torrent	Tampa, FL	1996	07-15-2024	—	1,421	3,762	5,183	—	1,421	3,762	5,183	(68)	5,115.55
				$12,329	$98,009	$392,188	$490,197	$11,537	$98,009	$403,725	$501,734	$(59,524)	$442,210
(1)    Except for the Saint Paul, Minnesota property, properties leased to Plastic Products and Torrent, and the mortgaged Taylor Fresh Foods property, all other properties served as collateral for borrowings under our Credit Facility as of December 31, 2024.
(2)    Building and improvements include tenant origination and absorption costs.
(3)    Consists of capital expenditures and real estate development costs, net of a partial land sale.
Notes:
•The aggregate cost of real estate for U.S. federal income tax purposes was approximately $461,488 (unaudited) as of December 31, 2024.
•Real estate investments (excluding land) are depreciated over their estimated useful lives. Their useful lives are generally 15-50 years for buildings, the shorter of 15 years or remaining lease term for site/building improvements, the shorter of 15 years or remaining contractual lease term for tenant improvements and the remaining lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles for tenant origination and absorption costs.
•The real estate assets are 100% owned by the Company.

The following table summarizes the Company’s real estate assets and accumulated depreciation and amortization as of December 31, 2024 and 2023:
MODIV INDUSTRIAL, INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2024 and 2023

	December 31,
	2024	2023
Real estate investments:
Balance at beginning of year	$524,662	$457,453
Acquisitions	5,183	128,239
Improvements to real estate	2,308	4,750
Dispositions	(16,437)	(51,735)
Held for sale	(13,982)	(9,657)
Impairment of real estate investment	—	(4,388)
Balance at end of year	$501,734	$524,662

Accumulated depreciation and amortization:
Balance at beginning of year	$(50,902)	$(46,753)
Depreciation and amortization	(16,601)	(15,551)
Dispositions	4,812	8,047
Held for sale	3,167	3,355
Balance at end of year	$(59,524)	$(50,902)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 3, 2025.

MODIV INDUSTRIAL, INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AARON S. HALFACRE	Chief Executive Officer, President and Director	March 3, 2025
Aaron S. Halfacre	(principal executive officer)

/s/ THOMAS H. NOLAN, JR.	Chairman of the Board and Independent Director	March 3, 2025
Thomas H. Nolan, Jr.

/s/ RAYMOND J. PACINI	Executive Vice President, Chief Financial Officer,	March 3, 2025
Raymond J. Pacini	Secretary and Treasurer
(principal financial officer)

/s/ SANDRA G. SCIUTTO	Senior Vice President and Chief Accounting Officer	March 3, 2025
Sandra G. Sciutto	(principal accounting officer)

/s/ CHRISTOPHER R. GINGRAS	Independent Director	March 3, 2025
Christopher R. Gingras

/s/ KIMBERLY SMITH	Independent Director	March 3, 2025
Kimberly Smith

/s/ CONNIE TIRONDOLA	Independent Director	March 3, 2025
Connie Tirondola