Form 10-Q
period 2025-03-31
MODIV INDUSTRIAL, INC.
filed 2025-05-07
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

None
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐   No   ☒
As of April 30, 2025, there were 10,119,017 outstanding shares of the Registrant’s Class C common stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Real estate investments:
Land	$98,738	$98,009
Buildings and improvements	388,884	386,102
Equipment	4,429	4,429
Tenant origination and absorption costs	13,638	13,194
Total investments in real estate property	505,689	501,734
Accumulated depreciation and amortization	(63,139)	(59,524)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	442,550	442,210
Unconsolidated investment in a real estate property	9,158	9,324
Total real estate investments, net, excluding real estate investments held for sale, net	451,708	451,534
Real estate investments held for sale, net	22,372	22,372
Total real estate investments, net	474,080	473,906
Cash and cash equivalents	6,165	11,530
Tenant deferred rent and other receivables	19,567	18,460
Above-market lease intangibles, net	1,221	1,240
Prepaid expenses and other assets	2,826	2,693
Interest rate swap derivatives	2,943	—
Total assets	$506,802	$507,829

Liabilities and Equity
Mortgage notes payable, net	$30,647	$30,777
Credit facility term loan, net	249,102	248,999
Accounts payable, accrued and other liabilities	3,803	4,035
Distributions payable	2,052	1,994
Below-market lease intangibles, net	7,761	7,948
Other liabilities related to real estate investments held for sale	61	26
Total liabilities	293,426	293,779

Commitments and contingencies (Note 10)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized; 1,795,000 outstanding as of March 31, 2025 and 2,000,000 outstanding as of December 31, 2024	2	2
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 10,540,351 shares issued and 10,073,032 shares outstanding as of March 31, 2025, and 10,404,211 shares issued and 9,936,892 outstanding as of December 31, 2024	11	10
Additional paid-in-capital	333,721	349,479
Treasury stock, at cost, 467,319 shares held as of each March 31, 2025 and December 31, 2024	(7,112)	(7,112)
Cumulative distributions and net losses	(156,967)	(154,074)
Accumulated other comprehensive income	1,452	1,841
Total Modiv Industrial, Inc. equity	171,107	190,146
Noncontrolling interests in the Operating Partnership	42,269	23,904
Total equity	213,376	214,050
Total liabilities and equity	$506,802	$507,829
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Rental	$11,727	$11,901
Management fee	66	66
Total revenue	11,793	11,967
Expenses:
General and administrative	1,993	1,999
Stock compensation	484	1,379
Depreciation and amortization	3,818	4,134
Property	846	984
Total expenses	7,141	8,496
Gain on sale of real estate investments, net	84	3,188
Operating income	4,736	6,659
Other income (expense):
Interest income	62	124
Dividend income	—	108
Income from unconsolidated investment in a real estate property	79	74
Interest expense, net of unrealized gain on interest rate swaps and derivative settlements	(4,048)	(2,307)
Loss on equity investments	—	(21)
Other expense, net	(3,907)	(2,022)
Net income	829	4,637
Less: net (income) loss attributable to noncontrolling interests in Operating Partnership	—	(913)
Net income attributable to Modiv Industrial, Inc.	829	3,724
Preferred stock dividends	(827)	(922)
Net income attributable to common stockholders	$2	$2,802
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.33
Earnings (loss) per share attributable to common stockholders and Class C OP Units:
Diluted	$(0.01)	$0.33
Weighted-average number of common shares outstanding:
Basic	9,972,967	8,568,353
Weighted-average number of common shares and Class C OP Units outstanding:
Diluted	11,317,765	11,359,258
Distributions declared per common share	0.2925	$0.2875
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$829	$4,637
Other comprehensive income (loss): cash flow hedge adjustments
Amortization of unrealized holding gain on interest rate swap	(250)	(253)
Unrealized loss on interest rate derivatives	(966)	—
Amortization of off-market interest rate derivatives	784	—
Comprehensive income (loss)	397	4,384

Comprehensive loss (income) attributable to noncontrolling interest in Operating Partnership	68	(851)
Comprehensive income (loss) attributable to Modiv Industrial, Inc.	$465	$3,533
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Three Months Ended March 31, 2025 and 2024
(in thousands, except share data)
(unaudited)

				Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock						Treasury Stock
	Shares	Amount		Shares	Amount		Shares	Amount
Balance, December 31, 2024	2,000,000	$2	Balance,	10,404,211	$10	$349,479	(467,319)	$(7,112)	$(154,074)	$1,841	$190,146	$23,904	$214,050
Issuance of common stock - distribution reinvestments	—	—		34,141	—	490	—	—	—	—	490	—	490
ATM offering of common stock, net (Note 8)	—	—		98,261	1	1,268	—	—	—	—	1,269	—	1,269
Stock compensation expense	—	—		3,738	—	60	—	—	—	—	60	—	60
OP Units compensation expense	—	—		—	—	424	—	—	—	—	424	—	424
Repurchase of preferred stock	(205,000)	—		—	—	(4,880)	—	—	29	—	(4,851)	—	(4,851)
Issuance of Class C OP Units for property acquisition	—	—		—	—	—	—	—	—	—	—	5,850	5,850
Dividends declared, preferred stock	—	—		—	—	—	—	—	(827)	—	(827)	—	(827)
Cash distributions declared, CS and non-controlling interests	—	—		—	—	—	—	—	(2,924)	—	(2,924)	(562)	(3,486)
Net income	—	—		—	—	—	—	—	829	—	829	—	829
Other comprehensive loss	—	—		—	—	—	—	—	—	(364)	(364)	(68)	(432)
Adjustment to noncontrolling interests	—	—		—	—	(13,120)	—	—	—	(25)	(13,145)	13,145	—
Balance, March 31, 2025	1,795,000	$2		10,540,351	$11	$333,721	(467,319)	$(7,112)	$(156,967)	$1,452	$171,107	$42,269	$213,376

				Class C CS		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock						Treasury Stock
	Shares	Amount		Shares	Amount		Shares	Amount
Balance, December 31, 2023	2,000,000	$2		8,048,110	$8	$292,618	(343,510)	$(5,291)	$(145,552)	$2,658	$144,443	$80,679	$225,122
Issuance of common stock - distribution reinvestments	—	—		37,574	—	546	—	—	—	—	546	—	546
ATM offering of common stock, net (Note 8)	—	—		76,991	—	933	—	—	—	—	933	—	933
Exchange of Class C OP Units to common stock	—	—		1,566,110	2	40,810	—	—	—	(132)	40,680	(40,680)	—
Stock compensation expense	—	—		4,020	—	68	—	—	—	—	68	—	68
OP Units compensation expense	—	—		—	—	1,311	—	—	—	—	1,311	—	1,311
Dividends, preferred stock	—	—		—	—	—	—	—	(922)	—	(922)	—	(922)
Cash distributions declared, CS and non-controlling interests	—	—		—	—	—	—	—	(2,593)	—	(2,593)	(512)	(3,105)
Net income	—	—		—	—	—	—	—	3,724	—	3,724	913	4,637
Other comprehensive loss	—	—		—	—	—	—	—	—	(191)	(191)	(62)	(253)
Balance, March 31, 2024	2,000,000	$2	Balance,	9,732,805	$10	$336,286	(343,510)	$(5,291)	$(145,343)	$2,335	$187,999	$40,338	$228,337
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$829	$4,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,818	4,134
Stock compensation expense	484	1,379
Amortization of deferred rents	(1,303)	(1,672)
Amortization of deferred lease incentives	—	(4)
Amortization of deferred financing costs and premium/discount	157	221
Amortization of (below) above market lease intangibles, net	(212)	(212)
Loss on equity investments	—	21
Gain on sale of real estate investments, net	(84)	(3,188)
Amortization of unrealized holding gain and unrealized gain on non-designated or ineffective interest rate derivative instruments	(250)	(1,289)
Adjustment for receipts from off-market interest rate derivatives	(1,180)	—
Amortization of off-market interest rate derivatives	784	—
Income from unconsolidated investment in a real estate property	(79)	(74)
Distributions from unconsolidated investment in a real estate property	245	305
Changes in operating assets and liabilities:
Decrease (increase) in tenant rent and other receivables	109	(72)
Increase in prepaid expenses and other assets	(70)	(357)
Decrease in accounts payable, accrued and other liabilities	(198)	(842)
Net cash provided by operating activities	3,050	2,987

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(345)	—
Improvements to existing real estate investments and other assets	(78)	(101)
Net proceeds from sale of real estate investments	2,329	14,783
Purchase deposits applied	250	—
Investments in off-market interest rate derivatives	(4,200)	—
Receipts from off-market interest rate derivatives	1,180	—
Net cash (used in) provided by investing activities	(864)	14,682

Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(137)	(46)
Payments of deferred financing costs	(70)	—
Proceeds from offering of common stock, net	1,269	933
Repurchases of preferred stock	(4,851)	—
Dividends paid to preferred stockholders	(922)	(922)
Distributions paid to common stockholders and non-controlling interest holders	(2,840)	(2,358)
Net cash used in financing activities	(7,551)	(2,393)
Net (decrease) increase in cash and cash equivalents	(5,365)	15,276
Cash and cash equivalents, beginning of period	11,530	3,129
Cash and cash equivalents, end of period	$6,165	$18,405

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,019	$3,316

Supplemental Schedule of Noncash Investing and Financing Activities:
Distribution of Generation Income Properties, Inc. (“GIPR”) common stock to Class C Common Stock and Class C OP Units	$—	$10,361
Receipt of GIPR common stock in exchange of GIPR preferred stock	$—	$(11,039)
Conversion of Classes M, P and R OP Units to Class C OP Units	$—	$(17,705)
Exchange of Class C OP Units for Class C Common Stock	$—	$58,384
Issuance of Class C OP Units in the acquisition of a real estate investment	$5,850	$—
Reinvested distributions from common stockholders	$490	$546
Increase in accrued distributions	$29	$201
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
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 80% and 89% partnership interest in, the Operating Partnership as of March 31, 2025 and December 31, 2024, respectively. The Operating Partnership’s limited partners include holders of Class C Operating Partnership Units (“Class C OP Units”) and Class X Operating Partnership Units (“Class X OP Units”), as described in Note 11.
As of March 31, 2025, the Company’s portfolio of approximately 4.5 million square feet of aggregate leasable space consisted of investments in 43 real estate properties, comprised of 39 industrial properties, which represent approximately 80% of the portfolio (expressed as a percentage of ABR) as of March 31, 2025, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), and four non-core properties, including one held for sale property, which represent approximately 20% of the portfolio by ABR.
At the Market Offering
On March 30, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-263985), and on May 27, 2022, the Company filed Amendment No. 1 to the Registration Statement on Form S-3, to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $200.0 million: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3, as amended, became effective on June 2, 2022, and the Company filed a prospectus supplement for the Company’s at-the-market offering of up to $50.0 million of its Class C Common Stock (the “ATM Offering”) on June 6, 2022. On November 13, 2023, the Company filed Supplement No. 1 to the Prospectus Supplement dated June 6, 2022, and to the Prospectus dated June 2, 2022, to reflect the Amended and Restated At Market Issuance Sales Agreement, dated November 13, 2023, and the change in the Company's corporate name. On March 4, 2025, the Company filed Supplement No. 2 to the Prospectus Supplement dated June 6, 2022, and to the Prospectus dated June 2, 2022, to reflect Amendment No. 1 to the Amended and Restated At Market Issuance Sales Agreement, dated March 4, 2025.

During the three months ended March 31, 2025, the Company sold 98,261 shares of Class C Common Stock in the ATM Offering at an average price of $15.86 per share for proceeds of $1.5 million, net of sale commissions. From November 15, 2023 through March 31, 2025, an aggregate of 705,170 shares have been sold in the ATM Offering at an average price of $16.02 per share, net of sale commissions, for aggregate net proceeds of $9.8 million after legal, accounting, investor relations and other offering costs of $1.2 million. As of March 31, 2025, the Company had $38.7 million of shares of Class C Common Stock available for future issuance under the ATM Offering. See Note 13 for a description of shares sold in the ATM Offering in April 2025.
Distribution Reinvestment Plan
On February 15, 2022, the Company’s board of directors amended and restated the Company’s distribution reinvestment plan (the “Second Amended and Restated DRP”) with respect to the Class C Common Stock to change the purchase price at which the Class C Common Stock is issued to stockholders who elect to participate in the Company’s distribution reinvestment plan (the “DRP”). The purpose of this change was to reflect the fact that the Company’s Class C Common Stock was listed on the NYSE and no longer priced based on net asset value (“NAV”) per share. As more fully described in the Second Amended and Restated DRP, the purchase price for the Class C Common Stock under the DRP depends on whether the Company issues new shares to DRP participants or the Company or any third-party administrator obtains shares to be issued to DRP participants by purchasing them in the open market or in privately negotiated transactions. Effective December 7, 2024, the purchase price for the Class C Common Stock issued directly by the Company is 95% of the market price (as defined in the Second Amended and Restated DRP) of the Class C Common Stock, reflecting a 5% discount. This discount is subject to change from time to time, in the Company’s sole discretion, but will be between 0% to 5% of the market price.
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
Through March 31, 2025, the Company has issued 533,442 shares of Class C Common Stock pursuant to the DRP.
Preferred Stock Repurchase Program

On March 4, 2025, the Company’s board of directors authorized the Company to repurchase shares of its Series A Preferred Stock up to an aggregate amount not to exceed the aggregate amount of proceeds from sales of the Company’s Class C Common Stock during the trailing twelve month period (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases, block purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Repurchase Program expires on December 31, 2026, and it may be suspended or discontinued at any time. From March 4, 2025 through March 31, 2025, the Company repurchased a total of 205,000 shares of its Series A Preferred Stock, representing 10.3% of shares issued, for a total of $4.9 million at an average cost of $23.66 per share. See Note 13 for a description of additional repurchases of Series A Preferred Stock in April 2025.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheet of the Company as of December 31, 2024 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025. Please see the Company’s Annual Report for significant accounting policies as the significant accounting policies are consistent with those described in the Annual Report.
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
Derivative Instruments and Hedging Activities
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate debt. The Company does not enter into derivatives for speculative purposes. The Company records derivative instruments at fair value on its accompanying unaudited condensed consolidated balance sheets. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. If the Company elects to designate a derivative in a hedging relationship and the hedging relationship satisfies the criteria necessary to apply hedge accounting, the derivative is designated as a cash flow hedge and the unrealized gain or loss on the interest rate swap is presented in comprehensive income (loss) and accumulated other comprehensive income in the Company’s accompanying unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated balance sheets, respectively. If the derivative instrument does not meet the hedge accounting criteria, the change in the fair value of the derivative is recorded as a gain or loss on the interest rate swap and included in interest expense, net of derivative settlements in the Company’s unaudited condensed consolidated statements of operations.
The Company will discontinue hedge accounting prospectively when it is determined that the derivative instrument is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative instrument expires or is terminated, the derivative instrument is re-designated as a hedging instrument or management determines that designation of the derivative instrument as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company recognizes any changes in the derivative’s fair value in its unaudited condensed consolidated statements of operations and continues to carry the derivative instrument on its unaudited condensed consolidated balance sheet.
Premiums paid by the Company for off-market derivative instruments are amortized to interest expense over the term of the derivative instrument. Cash flows for derivative instruments are classified as cash flows from operating activities within the unaudited condensed consolidated statements of cash flows, unless there is an other-than-insignificant financing element present at inception of the derivative financial instrument. For derivatives with an other-than-insignificant financing element at inception due to off-market terms, cash flows are classified as cash flows from investing activities for the party acting as the lender within the unaudited condensed consolidated statements of cash flows.
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
The Company’s chief operating decision maker (the “CODM”) is the chief executive officer, who assesses the Company’s performance and decides how to allocate resources based on net income (loss), which is reported on the accompanying statements of operations. The CODM uses net income (loss) in deciding whether to use profits for acquisitions, further investment in owned properties, repay debt, repurchase preferred shares, or change the monthly distribution rate. Net income or loss is also used to monitor budget versus actual results. The CODM reviews the consolidated expenses, which are reported on the face of the statements of operations and include general and administrative expenses, property expenses, depreciation and amortization, any impairment loss and interest expense. Additionally, the measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets, including long-lived real estate assets which include land, buildings, and improvements subject to operating leases.
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

NOTE 3. REAL ESTATE INVESTMENTS
As of March 31, 2025, the Company’s real estate net investment portfolio of $464.9 million consisted of 42 operating properties, excluding the TIC Interest and including one property held for sale, located in 15 states.
Acquisitions
On March 7, 2025, the Company acquired an industrial property for $6.1 million, consisting of a $0.3 million cash and 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit. The property with a leasable area of 48,589 square feet is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The property contains an adjacent land parcel that has the potential to be developed into additional industrial space. The total acquisition cost, including legal fees and transaction costs, was $6.2 million and was allocated as follows: $1.0 million to land, $4.8 million to buildings and improvements, $0.4 million to tenant origination and absorption costs, and an immaterial amount to below-market lease intangibles. The seller is not affiliated with the Company or its affiliates. The Company recognized an immaterial amount of rental income related to this property during the three months ended March 31, 2025.
There were no acquisitions during the three months ended March 31, 2024.
Dispositions
On February 26, 2025, the Company completed the sale of its industrial property located in Endicott, New York, leased to New Vision Industries, LLC, a subsidiary of Producto Holdings LLC (“Producto”), for a sales price of $2.4 million to an affiliate of the lessee. The gain on sale was $0.1 million and the net proceeds from sale was $2.3 million. In connection with this sale, the lease for the Company’s property in Jamestown, New York with another Producto subsidiary was amended to increase the base rent by $2,500 per month.
During the three months ended March 31, 2024, the Company sold two real estate properties (one non-core office and one industrial) for aggregate contract sales prices of $15.0 million, aggregate gain on sale of $3.2 million and aggregate net proceeds of $14.8 million, net of commissions and closing costs.
Asset Concentration
As of March 31, 2025 and December 31, 2024, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows (dollars in thousands):

	March 31, 2025		December 31, 2024
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$65,998	13.0%	$66,263	13.0%
Rental Income Concentration
During the three months ended March 31, 2025 and 2024, the Company’s rental income concentration (greater than 10% of rental income) was as follows (dollars in thousands):

	Three Months Ended March 31, 2025		Three Month Ended March 31, 2024
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$1,661	14.2%	$1,665	14.0%
KIA retail property, Carson, CA	$1,271	10.8%	$1,291	10.8%
Operating Leases
The Company’s real estate properties are primarily leased to tenants under net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections. Except for properties leased to Solar Turbines Incorporated in San Diego, California and the State of California’s Office of Emergency Services (“OES”) in Rancho Cordova, California, all of the Company’s operating leases contain options to extend the lease term with one to six five-year extensions or one to two 10-year extensions. The lease with OES includes a purchase option that may be exercised until December 31, 2026.
As of March 31, 2025, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including the property held for sale with a lease termination in 2025 and excluding the TIC Interest, are as follows (in thousands):

Amount
April through December 2025	$28,428
2026	36,507
2027	36,350
2028	36,662
2029	36,015
Thereafter	492,803
$666,765
Intangible Assets, Net Related to the Company’s Real Estate
As of March 31, 2025 and December 31, 2024, intangible assets, net related to the Company’s real estate were as follows (in thousands):

	March 31, 2025			December 31, 2024
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$13,638	$1,559	$(14,408)	$13,194	$1,560	$(14,365)
Accumulated amortization	(9,354)	(338)	6,647	(9,203)	(320)	6,417
Net amount	$4,284	$1,221	$(7,761)	$3,991	$1,240	$(7,948)
Amortization of tenant origination and absorption costs for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively. Amortization of below-market lease intangibles for each of the three months ended March 31, 2025 and 2024 was $0.2 million. Amortization of above-market lease intangibles for each of the three months ended March 31, 2025 and 2024 was an immaterial amount.

As of March 31, 2025, amortization of intangible assets for each of the next five years and thereafter is expected to be as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
April through December 2025	$470	$52	$(694)
2026	558	54	(915)
2027	549	54	(915)
2028	529	54	(905)
2029	434	54	(866)
Thereafter	1,744	953	(3,466)
	$4,284	$1,221	$(7,761)

Weighted-average remaining amortization period	8.6 years	22.2 years	8.6 years
Real Estate Investments Held for Sale
The Company’s office property located in Issaquah, Washington leased to Costco Wholesale Corporation until July 31, 2025 is subject to a purchase and sale agreement, as amended, with KB Home, a national homebuilder with a sales price of $25.3 million, with the ability to increase the purchase price by $0.3 million for each additional townhome the buyer can add to the development prior to closing. The buyer completed its due diligence on April 26, 2024 and the total non-refundable deposit is $1.7 million as of March 31, 2025. The Company has assigned its interest in the deposit to the mortgage lender as described in Note 6.
Completing the sale remains subject to the buyer obtaining development approvals and the sale will not close until the earlier of (a) 15 days following the later of buyer obtaining all necessary development approvals and tenant vacating the property, and (b) August 15, 2025 unless extended. The amendment to the purchase and sale agreement provides that the buyer can extend the outside closing date up to three times for 60 days for each extension, with February 11, 2026 the outside closing date. The nonrefundable extension fee for the first extension is $0.3 million with 50% applicable to the purchase price. The nonrefundable extension fees for the second and third extensions are $0.2 million and $0.3 million, respectively, and none of these extension fees will be applicable to the purchase price. The buyer is not affiliated with the Company or its affiliates. Given the facts and circumstances as of December 31, 2024, the Company believes that it is probable that the disposition of the property will be completed within 12 months and therefore classified it as a real estate investment held for sale as of March 31, 2025 and December 31, 2024.
The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Assets related to real estate investments held for sale:
Land, buildings and improvements	$27,586	$27,586
Tenant origination and absorption costs	2,765	2,765
Accumulated depreciation and amortization	(7,979)	(7,979)
Real estate investments held for sale, net	$22,372	$22,372

Liabilities related to real estate investments held for sale:
Other liabilities, net	$61	$26

NOTE 4. UNCONSOLIDATED INVESTMENT IN A REAL ESTATE PROPERTY
The Company’s unconsolidated investment in a real estate property amounted to $9.2 million and $9.3 million as of March 31, 2025 and December 31, 2024, respectively, and the related income from unconsolidated investment in a real estate property amounted to $0.1 million for the each of the three months ended March 31, 2025 and 2024, respectively:
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% TIC Interest. The remaining approximate 27.3% interest in the Santa Clara, California property is held by third parties.

The Company and the third parties each hold an individual, undivided ownership interest in the Santa Clara property. Undivided ownership interests are arrangements in which two or more parties jointly own the property and the title is held individually to the extent of each party’s interest. Based upon the nature of the Company’s interest, consolidation is not appropriate, as the consolidation guidance applies to the consolidation of separate legal entities. As the Santa Clara property is subject to joint control, the Company accounts for its TIC Interest using the equity method. On April 24, 2025, the TIC leases with Fujifilm Dimatix, Inc. were amended to extend the leases for ten years from March 17, 2026 to March 16, 2036. The leases, as amended, provide for annual rent escalations of 3.0% and include two seven-year renewal options. The mortgage on this property bears interest at 3.86% and has a maturity date of October 1, 2027.
The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations from the TIC Interest. During the three months ended March 31, 2025 and 2024, the Company received cash distributions of $0.2 million and $0.3 million, respectively, from the TIC Interest.
The following is summarized financial information for the Santa Clara, California property as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Assets:
Real estate investments, net	$27,269	$27,529
Cash and cash equivalents	449	599
Other assets	39	59
Total assets	$27,757	$28,187
Liabilities:
Mortgage note payable, net	$12,257	$12,337
Below-market lease, net	2,185	2,221
Other liabilities	721	806
Total liabilities	15,163	15,364
Total equity	12,594	12,823
Total liabilities and equity	$27,757	$28,187

	Three Months Ended March 31,
	2025	2024
Total revenue	$697	$693
Operating expenses:
Depreciation and amortization	260	258
Other expenses	204	203
Total operating expenses	464	461
Operating income	233	232
Interest expense	125	130
Net income	$108	$102

NOTE 5. OTHER BALANCE SHEET DETAILS
Tenant Deferred Rent and Other Receivables
As of March 31, 2025 and December 31, 2024, tenant deferred rent and other receivables consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Straight-line rent	$19,424	$18,206
Tenant rent and reimbursements	143	254
Total	$19,567	$18,460
Prepaid Expenses and Other Assets
As of March 31, 2025 and December 31, 2024, prepaid expenses and other assets were comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid expenses	$1,564	$1,213
Construction advances (1)	153	153
Purchase deposit	—	250
Other assets	1,009	1,000
Deferred financing cost on credit facility revolver	100	77
Total	$2,826	$2,693
(1)    The balances as of March 31, 2025 and December 31, 2024 represent advances for improvements to be made to the Lindsay property in Franklinton, North Carolina.
Accounts Payable, Accrued and Other Liabilities
As of March 31, 2025 and December 31, 2024, accounts payable, accrued and other liabilities were comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accounts payable	$743	$365
Accrued expenses	663	884
Accrued interest payable	175	158
Unearned rent	1,624	2,030
Security deposits	469	469
Lease incentive obligation	129	129
Total	$3,803	$4,035

NOTE 6. DEBT
Mortgage Notes Payable, Net
As of March 31, 2025 and December 31, 2024, the Company’s mortgage notes payable consisted of the following (dollars in thousands):

Collateral	2025 Principal Balance	2024 Principal Balance	Interest Rate (1)	Loan Maturity
Costco property (2)	$18,515	$18,589	4.85%	01/01/2030
Taylor Fresh Foods property	12,266	12,329	3.85%	11/01/2029
Total mortgage notes payable	30,781	30,918
Less unamortized deferred financing costs	(134)	(141)
Mortgage notes payable, net	$30,647	$30,777
(1)Represents the contractual interest rate in effect under the respective mortgage note payable.
(2)The mortgage note includes a 4.0% prepayment penalty which will be due upon any sale of the property prior to February 1, 2026. The Company has assigned its interest in the $1.7 million non-refundable purchase deposit (see Note 3) to the mortgage lender. In the event the sale does not close by August 15, 2025, the deposit shall be released to the lender and pledged as additional security for the borrower’s obligations under the loan documents.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable, net which are Level 3 fair value measurement, reflecting unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable, net	$30,781	$30,647	$28,536	$30,918	$30,777	$27,964
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Credit Facility, Net
The Company’s Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022. The Credit Agreement currently provides a $280.0 million line of credit comprised of a $30.0 million revolving line of credit (the “Revolver”), and a $250.0 million term loan (the “Term Loan” and together with the Revolver, the “Credit Facility”) with KeyBank and the other lending institutions party thereto (collectively, the “Lenders”), including KeyBank as Agent for the Lenders (in such capacity, the “Agent”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness, and capital expenditures. The Company’s Revolver and Term Loan maturities are in January 2027. During the three months ended March 31, 2025, the Company entered into an agreement with the Lenders to amend the Credit Agreement to extend the maturity of the Revolver to January 18, 2027, which is coterminous with the maturity of the Term Loan.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. Based on the Company’s leverage ratio, the spread over the secured overnight financing rate (“SOFR”), including a 10-basis point credit adjustment, was 185 basis points and the interest rate on the Revolver was 6.1625% on March 31, 2025; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred an immaterial amount of unused fees for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024.
In January 2025, the Company entered into two swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on the Company’s current leverage ratio. The Company paid aggregate premiums of $4.2 million to buy down the fixed rate below the market rate. The Company designated the two pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 7 for more details). The floating interest rate was 6.1125% on the Term Loan as of March 31, 2025.
In May 2022, the Company entered into a swap agreement, effective from May 31, 2022 to January 17, 2027, subject to the counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 2.258% with respect to its original $150.0 million Term Loan. In October 2022, the Company entered into a second swap agreement, effective from November 30, 2022 to November 30, 2027, subject to the counterparty’s one-time cancellation option on December 31, 2024, to fix SOFR at 3.44% with respect to the $100 million expansion of its Term Loan. On December 31, 2024, the counterparties to both swap agreements exercised their one-time options to cancel their respective swap agreement (see Note 7 for more details).
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
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of March 31, 2025.
Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of March 31, 2025 (in thousands):

	March 31, 2025
	Mortgage Notes Payable	Credit Facility
		Revolver	Term Loan	Total
April through December 2025	$420	$—	$—	$420
2026	582	—	—	582
2027	608	—	250,000	250,608
2028	635	—	—	635
2029	11,595	—	—	11,595
Thereafter	16,941	—	—	16,941
Total principal	30,781	—	250,000	280,781
Less: deferred financing costs, net	(134)	—	(898)	(1,032)
Net	$30,647	$—	$249,102	$279,749

Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized loss (gain) on interest rate swaps for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025		2024
Mortgage notes payable:
Interest expense	$343		$347
Amortization of deferred financing costs	7		7
Credit facility:
Interest expense	3,854		4,507
Unused commitment fees	19		95
Amortization and write-off of deferred financing costs	150		214
Swap derivatives:
Derivative cash settlements	(1,180)	(1)	(1,671)	(3)
Amortization of off-market interest rate derivatives	784	(1)	—
Accrued interest from December 31, 2024 to respective swap execution date	291	(1)	—
Amortization of unrealized gain on interest rate swap valuation	(250)	(2)	(253)	(2)
Unrealized gain on non-designated or ineffective interest rate derivative instruments, net	—		(1,036)	(2)(4)
Other	30		97
Total interest expense	$4,048		$2,307
(1)Related to the two swap agreements effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, as described in Note 7. The Company paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the market rate, and the resulting derivatives are amortized over the term of the swap agreements.
(2)During the year ended December 31, 2023, the Company’s $150.0 million derivative instrument failed to qualify as a cash flow hedge because it was deemed ineffective, as described in Note 7. The immaterial unrealized loss on the swap valuation for the three months ended March 31, 2024 was recognized as an increase in interest expense, which was netted against the unrealized gain described in Note (4) below. Additionally, the unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the Credit Facility.
(3)Derivative cash settlements received from derivative instruments entered into by the Company covering (i) its original $150.0 million Credit Facility Term Loan effective May 31, 2022 and (ii) its additional $100.0 million Term Loan commitment effective November 30, 2022. Both derivative instruments were canceled on December 31, 2024, as discussed above and in Note 7.
(4)    The Company’s $100.0 million derivative instrument was not designated as a cash flow hedge and, therefore, the unrealized gains in the valuation of this swap for the three months ended March 31, 2024 were reflected as decreases in interest expense, as described in Note 7.

NOTE 7. INTEREST RATE SWAP DERIVATIVES
In January 2025, the Company, through its Operating Partnership, entered into two swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixes SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on the Company’s current leverage ratio. The Company paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the market rate. The Company designated the pay-fixed, receive-floating interest rate swaps as cash flow hedges.
The Company, through its Operating Partnership, entered into a five-year swap agreement in May 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150.0 million Term Loan. The Company designated the pay-fixed, receive-floating interest rate swap as a cash flow hedge, which was effective through December 31, 2022. The derivative instrument failed to qualify as a cash flow hedge during the year ended December 31, 2023. The Company, through its Operating Partnership, also entered into another five-year swap agreement in October 2022 to fix SOFR at 3.440% effective November 30, 2022 related to the variable interest rate on its additional $100.0 million Term Loan commitment. The Company did not designate the pay-fixed, receive-floating interest rate swap as a cash flow hedge. On December 31, 2024, the counterparties to the swap agreements exercised their one-time option to cancel the swap agreements.
The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of March 31, 2025 (dollars in thousands). There were no derivative instruments as of December 31, 2024.

Interest Rate Derivative Instruments	Number of Instruments	Notional Amount (1)	Reference Rate	Weighted Average Fixed Pay Rate (2)	Weighted Average Remaining Term
Interest Rate Swap	2	$250,000	USD - SOFR	4.250%	0.8 years
(1)     The notional amount of the Company’s swaps corresponds to the principal balance on the Term Loan. The minimum notional amount (outstanding principal balance at the maturity date) as of March 31, 2025 was $250.0 million.
(2)     Based on the terms of the Credit Facility, the fixed pay rate increases if the Company’s leverage ratio increases above 50%.
The following table sets forth the fair value of the Company’s derivative instruments under Level 2 measurement, as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (dollars in thousands):

		March 31, 2025		December 31, 2024
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swap	Asset - Interest rate swap derivative, at fair value	2	$2,943	—	$—
The following is a reconciliation of the premium paid for the two swaps in January 2025 to the derivative balance as of March 31, 2025 (in thousands):

Premiums paid for off-market interest rate derivatives	$4,200
Less: accrued interest from December 31, 2024 to respective swap execution date	(291)
Investments in off-market interest rate derivatives, net of accrued interest	3,909
Change in fair value	(966)
Interest rate swap derivatives	$2,943
The two swap agreements were designated as cash flow hedges for financial accounting purposes and therefore the change in fair value of $1.0 million from the swap execution dates to March 31, 2025 was recorded as accumulated other comprehensive income in the Company's unaudited condensed balance sheet as of March 31, 2025.
The interest rate swap derivative on the original $150.0 million Term Loan was designated as a cash flow hedge for financial accounting purposes from July 1, 2022 through December 31, 2022. Subsequent to December 31, 2022, based on the Company’s prospective effectiveness testing of the derivative instrument, the swap failed to qualify as a cash flow hedge because it was deemed ineffective due to the potential for a reduced term of the swap that could result from the cancellation option described above as compared with the maturity of the Term Loan.

As a result, the net change in fair value of the first Term Loan swap was recorded as a component of interest expense with any losses resulting in an increase to interest expense and any gains resulting in a decrease to interest expense. During the three months ended March 31, 2024, the Company recognized an immaterial unrealized loss on valuation of the first Term Loan swap.
Due to the above $150.0 million Term Loan derivative instrument’s failure to qualify as a cash flow hedge, the unrealized gain on interest rate swap derivative of $4.1 million as of December 30, 2022 (recorded in the Company’s financial statements as follows: (i) $3.5 million of accumulated other comprehensive income and (ii) $0.6 million of noncontrolling interest in operating partnership), is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the Credit Facility. There is no income tax expense resulting from this amortization. During each of the three months ended March 31, 2025 and 2024, interest expense was reduced by $0.3 million for amortization of the unrealized gain on this swap previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership.
As of March 31, 2025, the Company’s unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company’s unaudited condensed consolidated balance sheet amounted to $1.8 million. The Company estimates that $0.8 million of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company’s accompanying unaudited condensed consolidated statements of operations over the next nine months.
The interest rate swap derivative on the additional $100.0 million Term Loan was not designated as a cash flow hedge for financial accounting purposes. The increase in the fair value of $1.0 million for the three months ended March 31, 2024 was recorded as unrealized gain on interest rate swap valuation and resulted in a decrease to interest expense in the Company’s accompanying unaudited condensed consolidated statements of operations.
NOTE 8. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to $50.0 million shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company issued 2.0 million shares of its authorized preferred stock. As of March 31, 2025 and December 31, 2024, 1.8 million and 2.0 million shares of authorized Series A Preferred Stock were issued and outstanding, respectively.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company’s Class C Common Stock have not been met as of March 31, 2025.

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
On February 27, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2025, which was paid on April 15, 2025 (see Note 13).
Preferred Stock Repurchase Program
On March 4, 2025, the Company’s board of directors authorized the Company to repurchase shares of its Series A Preferred Stock up to an aggregate amount not to exceed the aggregate amount of proceeds from sales of the Company’s Class C Common Stock during the trailing twelve month period (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases, block purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Repurchase Program expires on December 31, 2026, and it may be suspended or discontinued at any time. From March 4, 2025 through March 31, 2025, the Company repurchased a total of 205,000 shares of its Series A Preferred Stock, representing 10.3% of shares issued, for a total of $4.9 million at an average cost of $23.66 per share. See Note 13 for a description of additional repurchases of Series A Preferred Stock in April 2025.
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
On March 4, 2025, the Company filed Supplement No. 2 to the ATM Prospectus to reflect Amendment No. 1 to the Amended and Restated At Market Issuance Sales Agreement, dated March 4, 2025. During the three months ended March 31, 2025, the Company sold 98,261 shares of Class C Common Stock in the ATM Offering at an average price of $15.86 per share for proceeds of $1.5 million, net of sale commissions. From November 15, 2023 through March 31, 2025, an aggregate of 705,170 shares have been sold in the ATM Offering at an average price of $16.02 per share, net of sale commissions, for aggregate net proceeds of $9.8 million after legal, accounting, investor relations and other offering costs of $1.2 million. As of March 31, 2025, the Company had $38.7 million of shares of Class C Common Stock available for future issuance under the ATM Offering. See Note 13 for a description of shares sold in the ATM Offering in April 2025.

Common Stock Distributions
On November 4, 2024, the Company’s board of directors authorized a 1.7% increase in the annual distribution rate from $1.15 per share to $1.17 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 31, 2025. Aggregate distributions declared per share of Class C Common Stock were $0.2925 and $0.2875 for the three months ended March 31, 2025 and 2024, respectively.
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board services for the three months ended March 31, 2025 and 2024, are as follows (dollars in thousands):

	March 31,
Board of Directors Compensation	2025	2024
Payments for services rendered	$75	$60
Value of shares of Class C Common Stock issued for services rendered	60	68
Total	$135	$128

Number of shares issued for services rendered	3,738	4,020
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company earns management fee income from the Santa Clara property, in which it has a TIC Interest. The management fee income is presented as part of total income in the Company’s statements of operations. The related Santa Clara asset management fee expense is included as a reduction in the income from unconsolidated investment in a real estate property. Amounts of each for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Management fee income from TIC Interest	$66	$66
Company’s share in TIC asset management fee expense	$48	$48
NOTE 10. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company’s property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of March 31, 2025, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company’s consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of both March 31, 2025 and December 31, 2024, the Company had obligations to pay $3.0 million for on-site building and tenant improvements to be incurred by tenants.

Legal Matters
From time-to-time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. As of March 31, 2025, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
NOTE 11. OPERATING PARTNERSHIP UNITS
As of March 31, 2025 and December 31, 2024, there were 1,593,328 and 1,249,210 Class C OP Units outstanding that were not held by the Company, which are entitled to distributions, but have no voting rights. After the Class C OP Units have been outstanding for at least one year, they are exchangeable for the Company’s shares of Class C Common Stock on a one-for-one basis, or for cash at the sole and absolute discretion of the Company. On March 7, 2025, the Company acquired an industrial property whereby the seller received 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit (see Note 3 for additional information).
On February 3, 2025, the Company entered into the Fourth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”) of the Operating Partnership, to, among other things, incorporate prior amendments to the Third Amended and Restated Partnership Agreement, and designate and set forth the terms of the Class X OP Units. As of March 31, 2025, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees. Class X OP Units generally are entitled to receive the same current distributions that are paid on the Class C OP Units.
Prior to March 31, 2024, the Company had issued three types of units of limited partnership interest in the Operating Partnership (“Class M OP Units,” “Class P OP Units,” and “Class R OP Units”), which were not entitled to distributions and had no voting rights. During the three months ended March 31, 2024, all of the Class M OP Units, Class P OP Units, and Class R OP Units automatically converted to Class C OP Units. Some of these units were then exchanged on a one-for-one basis for the Company's Class C Common Stock.
OP Unit and Stock Compensation Expense
Stock compensation expense for the OP Unit awards and for stock issued to the board of directors for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Class P OP Units	$—	$89
Class R OP Units	—	1,222
Class X OP Units	424	—
OP Units stock compensation expense	424	1,311
Class C Common Stock issued to the board of directors for services (see Note 9)	60	68
Total stock compensation expense	$484	$1,379
As of March 31, 2025, total unrecognized compensation expense related to the Class X OP Unit awards was $13.0 million with a weighted average remaining term of 4.6 years.
Distributions and Allocations
Class C OP Units and Class X OP Units received the following distributions and allocations of net income (loss) during the three months ended March 31, 2025 and 2024, as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Class C and Class X OP Units distributions paid	$439	$472
Class C and Class X OP Units net income allocation	$—	$913

NOTE 12. EARNINGS (LOSS) PER SHARE
The Company’s Class X OP Units (see Note 11) contain non-forfeitable rights to distributions and are considered to be participating securities and therefore are included in the computation of earnings per share pursuant to the two-class method. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to distributions declared (or accumulated) and participation rights in undistributed earnings. Losses are not allocated to the Class X OP Units because they have not vested and do not have a contractual obligation to share in the Company’s losses. Therefore, while net income attributable to common stockholders was $2,000 for the three months ended March 31, 2025, earnings (loss) per share attributable to common stockholders and Class C OP Units was $(0.01) for the period due to the deduction of Class X OP Units’ distributions as set forth in the table below. Class C OP Unit distributions are not deducted in the table below since they share in the Company’s losses.
On repurchase of preferred stock, any excess or deficit of the net carrying amount of the preferred stock in the Company’s unaudited condensed consolidated balance sheet over or under the fair value of the consideration transferred to the holders of the preferred stock is included in the determination of net income (loss) attributable to common stockholders in the calculation of earnings per share.
The following table presents the computation of the Company’s basic earnings (loss) per share attributable to common stockholders and its diluted earnings (loss) per share attributable to common stockholders and noncontrolling interests, which are Class C OP Units for the three months ended March 31, 2025 and 2024 (in thousands, except shares/units and per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$829	$4,637
Net income attributable to noncontrolling interest in Operating Partnership	—	(913)
Preferred stock dividends	(827)	(922)
Gain on repurchases of preferred stock	29	—
Class X OP Unit distributions	(163)	—
Net (loss) income available to common stockholders used in basic net (loss) income per share	(132)	2,802
Net income attributable to noncontrolling interest in Operating Partnership	—	913
Net (loss) income available to common stockholders and noncontrolling interests used in diluted net (loss) income per share/unit	$(132)	$3,715

Weighted average shares of Common Stock outstanding - basic	9,972,967	8,568,353
Class C OP Units (1)	1,344,798	2,790,905
Weighted average shares and units outstanding - diluted (2)	11,317,765	11,359,258

Earnings (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.33
Earnings (loss) per share attributable to common stockholders and Class C OP Units:
Diluted	$(0.01)	$0.33
(1)    Each Class C Common Share and Class C OP Unit have the same participation in earnings (loss) and therefore Class C OP Units are included in the weighted average shares and units outstanding to calculate diluted earnings (loss) per share.
(2)     During the three months ended March 31, 2025 the weighted average dilutive effect of 524,660 Class X OP Units was excluded from diluted earnings (loss) per share attributable to common stockholders and noncontrolling interests, as the effect would have been antidilutive. As of March 31, 2025, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees.
NOTE 13. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date these unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:

Preferred Dividends
On April 15, 2025, the Company paid its Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2025, which were declared by the Company’s board of directors on February 27, 2025.
On May 6, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the second quarter of 2025, which are scheduled to be paid on July 15, 2025.
Common Stock and OP Unit Distributions
On November 4, 2024, the Company’s board of directors authorized monthly distributions payable to common stockholders and OP Unit holders of record as of March 31, 2025, which were paid on April 25, 2025. On February 27, 2025, the Company’s board of directors authorized monthly distributions payable to common stockholders and OP Unit holders of record as of April 30, 2025, May 30, 2025 and June 30, 2025, which will be paid on or about May 15, 2025, June 16, 2025 and July 15, 2025, respectively. On May 6, 2025, the Company’s board of directors authorized monthly distributions payable to common stockholders and OP Unit holders of record as of July 31, 2025, August 29, 2025 and September 30, 2025, which will be paid on or about August 15, 2025, September 15, 2025 and October 15, 2025, respectively. The monthly distribution amount of $0.097500 per share represents an annualized distribution rate of $1.17 per share of common stock.
Lease Amendments
On April 24, 2025, the TIC leases with Fujifilm Dimatix, Inc. were amended to extend the leases for ten years from March 17, 2026 to March 16, 2036. The leases, as amended, provide for annual rent escalations of 3.0% and include two seven-year renewal options.
Preferred Stock Repurchase Program
During April 2025, the Company repurchased an additional 70,000 shares of its Series A Preferred Stock at an average cost of $23.99 per share for a total of $1.7 million.
ATM Offering
During April 2025, the Company sold an additional 35,115 shares of Class C Common Stock in the ATM Offering at an average price of $16.02 per share for proceeds of $0.6 million, net of sale commissions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the accompanying unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025.
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
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the SEC, including the risks and uncertainties described in Item 1A., Risk Factors, of our Annual Report on Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.
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

The Company
We primarily generate revenues by leasing properties to industrial manufacturing tenants pursuant to net leases. As of March 31, 2025, our real estate investment portfolio consisted of 43 properties as further described below. The net book value of our real estate investments as of March 31, 2025 was $474.1 million.
Details of our diversified portfolio of 43 operating properties, including one property held for sale and an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”) as of March 31, 2025 are as follows:
•    Annual base rent (“ABR”) aggregating $39.4 million, which is calculated based on the next 12 months of contractual monthly base rent as of March 31, 2025;
•    39 industrial properties, which represent approximately 80% of the portfolio (expressed as a percentage of ABR), including the TIC Interest, and four non-core properties which represent approximately 20% of the portfolio by ABR, including one property held for sale;
•30% of the portfolio by ABR is leased by investment grade tenants;
•Weighted average remaining lease term (“WALT”), excluding tenants’ rights to extend leases, of approximately 13.8 years as of March 31, 2025 and approximately 14.2 years after including the lease amendments executed in April 2025 as described in Note 13 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q;
•Occupancy rate of 98% based on square footage;
•    Located in 15 states;
•    Leased to 30 different commercial tenants doing business in 13 separate industries;
•    Approximately 4.5 million square feet of aggregate leasable space, including the TIC Interest;
•    An average leasable space per property of approximately 105,000 square feet (approximately 108,000 square feet per industrial property and approximately 76,000 square feet per non-core property); and
•    Outstanding mortgage notes payable balance of $30.8 million for two properties, including one property held for sale, and a credit facility term loan balance of $250.0 million.
During the three months ended March 31, 2025, we acquired an industrial property with a leasable area of 48,589 square feet located in the Jacksonville, Florida metropolitan statistical area that is subject to an existing lease that expires on December 31, 2032, for $6.1 million, and sold an industrial property in New York to an affiliate of the lessee (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of our disposition).
Recent Events and Uncertainties
There are continuing significant uncertainties in the market in which we operate related to inflation and interest rates, tariffs, supply chain disruptions and negative impacts associated with foreign policy actions implemented by the United States and other countries against Russia, China and Iran. Volatility in stock and bond markets and particularly the rapid rise in yields on U.S. Treasury securities during the second half of 2024 and through the first four months of 2025 may negatively impact our operating results, liquidity and sources of borrowings.
We, our tenants and operating partners are impacted by inflation and interest rates. While the rate of inflation has declined from historic highs, inflation remains somewhat elevated and there is continued uncertainty over the future rate of inflation. In January and April 2025, the Federal Reserve maintained the current federal funds rate after reducing rates three times in 2024. The Federal Reserve may continue to refrain from reducing interest rates to try to rein in inflation, which could lead to a recession, and would negatively impact our future operating results due to higher borrowing costs on any future borrowing. In addition, sustained elevated inflation rates may negatively impact our longer term leases if contractual rent increases are not sufficient to keep up with market leases.
In January 2025, we entered into two new swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan (as defined below), which fixed the Secured Overnight Financing Rate (“SOFR”) for the year ending December 31, 2025 to 2.45%, resulting in a fixed rate of 4.25% based on our leverage ratio of 47.6% as of March 31, 2025. We paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the prevailing market rate. The buydown premium is a derivative that is recorded as an asset on our balance sheet and amortized over the 12 months ending December 31, 2025, increasing interest expense by approximately $1.0 million per quarter. We designated these pay-fixed, receive-floating interest rate swaps as cash flow hedges, which are expected to be effective through December 31, 2025. The derivatives are marked to fair value each reporting period with any change in fair value recorded through accumulated other comprehensive income as long as the derivatives are deemed effective. See Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on these derivatives.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from office properties. We have two leases expiring in the next 12 months: our office property in Issaquah, Washington leased to Costco, which expires on July 31, 2025 and is under contract to be sold to KB Home, as described in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and our office property in San Diego, California leased to Solar Turbines that also expires on July 31, 2025. We also have one lease scheduled to expire in 2026: our industrial property in Melbourne, Florida leased to Northrop Grumman that expires on May 31, 2026.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy and rental rates and cause declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We successfully negotiated one lease extension during 2025 and two lease extensions during 2024; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, the impacts of increases in tariffs by the U.S. and other countries, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. Our Credit Facility (as defined below) includes floating interest rates based on SOFR and our leverage ratio as described below. We entered into new swaps for 2025 that fix the rate of our Term Loan for one year. Our two mortgages with fixed rates do not mature until after September 2027. As a result of the interest rate swap agreements entered into for the year ending December 31, 2025, 100% of our consolidated indebtedness held a weighted average fixed interest rate of 4.27% as long as our leverage ratio is less than 50%.
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
Purchases of properties in the near-term will be funded primarily with proceeds from dispositions of remaining non-core properties, proceeds from our ATM Offering and cash on hand. We have $30.0 million of borrowing capacity available under our Credit Facility, which we may utilize in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity, which could result in temporary increases in leverage.
We expect that our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock and distributions on our Class C Common Stock and OP Units will be funded by internally generated funds. We expect to have adequate liquidity to meet our cash requirements for the next 12 months and beyond.
ATM Offering
During the three months ended March 31, 2025, we sold 98,261 shares of Class C Common Stock at an average price of $15.86 per share for proceeds of $1.5 million, net of sale commissions, and in April 2025, we sold an additional 35,115 shares at an average price of $16.02 per share for proceeds of $0.6 million, net of sale commissions. From November 15, 2023 through April 30, 2025, we sold an aggregate of 740,285 shares at an average price of $16.02 per share, net of sale commissions, for aggregate net proceeds from the ATM Offering of $10.4 million after legal, accounting, investor relations and other offering costs of $1.2 million. As of April 30, 2025, we had $38.1 million of shares of Class C Common Stock available for future issuance under the ATM Offering.

Credit Facility and Mortgages
Our Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022 with KeyBank and the other lending institutions party thereto (the “Lenders”), with KeyBank acting as agent for the Lenders (in such capacity, the “Agent”). The Credit Agreement currently provides a $280.0 million line of credit comprised of a $30.0 million revolving line of credit (“Revolver”), and a $250.0 million term loan (“Term Loan” and together with the Revolver, the “Credit Facility”), as further described in Note 6 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness, capital expenditures and general corporate purposes.
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
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio of 47.6% as of March 31, 2025, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points and the interest rate on the Revolver was 6.1625% as of April 30, 2025; however, there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred an immaterial amount of unused fees for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024. On December 27, 2024, we exercised our right to reduce the Revolver to $30.0 million from $150.0 million in order to reduce annual unused fees to less than $0.1 million.
In January 2025, we entered into two new swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on our leverage ratio of 47.6% as of December 31, 2024. We paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the prevailing market rate. We designated the two pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more details). The interest rate was 6.1125% on the Term Loan as of March 31, 2025.
As of March 31, 2025 and December 31, 2024, the outstanding principal balance of our mortgage notes payable secured by two properties, including one held for sale property, was $30.8 million and $30.9 million, respectively. As of each March 31, 2025 and December 31, 2024, the Term Loan outstanding principal balance was $250.0 million and there was no outstanding balance on the Revolver. As of March 31, 2025, our approximate 72.7% pro-rata share of the TIC Interest’s mortgage note payable of $12.3 million was $8.9 million, which is not included in our unaudited condensed consolidated balance sheets in this Quarterly Report on Form 10-Q.
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
The $30.0 million unused capacity on our Revolver as of the date of this Quarterly Report on Form 10-Q, subject to our borrowing base covenant, along with proceeds from any future offerings of shares of Class C Common Stock, can be used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments, such as capital expenditures, tenant improvement costs and leasing costs. We also may use a portion of the proceeds from our equity offerings for payment of principal on our outstanding indebtedness and for general corporate purposes.

Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our two mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of March 31, 2025.
Acquisitions and Dispositions of Real Estate Investments
We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property. We define “weighted average cap rate” for property acquisitions as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property.
Acquisitions
On March 7, 2025, we acquired an industrial property for $6.1 million, consisting of a $0.3 million cash deposit that has been distributed to the contributor, and at closing, approximately 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit. The purchase price represents an initial cap rate of 8.00%. The property with a leasable area of 48,589 square feet is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The property contains an adjacent land parcel that has the potential to be developed into additional industrial space. We priced this transaction at an 8.00% initial cap rate based upon a rent increase that will occur on July 1, 2025.
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
Dispositions
On February 26, 2025, we completed the sale of our property that is located in Endicott, New York and is leased to New Vision Industries, LLC, a subsidiary of Producto Holdings LLC (“Producto”) for a sales price of $2.4 million. In connection with this sale, the lease for our property in Jamestown, New York with another Producto subsidiary was amended to increase the base rent by $2,500 per month.
Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to our lease agreements, as of both March 31, 2025 and December 31, 2024, we had obligations to reimburse $3.0 million for future on-site and tenant improvements expected to be incurred by tenants. We expect that the related improvements will be completed during the 2026 calendar year and will be funded from cash on hand, operating cash flow, offerings of shares of our Class C Common Stock or borrowings under our Credit Facility.
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
Cash Flow Summary
The following table summarizes our cash flow activity for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Net cash provided by operating activities	$3,050	$2,987
Net cash (used in) provided by investing activities	$(864)	$14,682
Net cash used in financing activities	$(7,551)	$(2,393)

Cash Flows from Operating Activities
The net increase in cash provided by operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 reflects an increase in cash rents for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Cash Flows from Investing Activities
The change to net cash used in investing activities of $0.9 million for the three months ended March 31, 2025 from net cash provided by investing activities of $14.7 million is primarily due to the net proceeds from the sale of two real estate properties aggregating $14.8 million during the three months ended March 31, 2024, as compared to net proceeds from the sale of one real estate property of $2.3 million during the three months ended March 31, 2025. The change also reflects the payment of aggregate premiums of $4.2 million during the three months ended March 31, 2025 to buy down the swaps fixed rate below the prevailing market rate, partially offset by derivative cash settlements of $1.2 million.
Cash Flows from Financing Activities
The increase in net cash used in financing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily reflects the repurchase of Series A Preferred Stock for $4.9 million during the three months ended March 31, 2025. There were no repurchases of Series A Preferred Stock during the three months ended March 31, 2024.
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
Additionally, we use Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as stock-based compensation, amortization of deferred rent, amortization of below/above market lease intangibles, amortization of deferred financing costs, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, amortization of off-market interest rate derivatives and reduction for accrued interest, and write-offs of due diligence expenses for abandoned pursuits. We also believe that AFFO is a recognized measure of sustainable operating performance in the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
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
The following are the calculations of FFO and AFFO for the three months ended March 31, 2025 and 2024 (in thousands, except shares outstanding and per share data):

	Three Months Ended March 31,
	2025	2024
Net income (in accordance with GAAP)	$829	$4,637
Preferred stock dividends	(827)	(922)
Net income attributable to common stockholders and OP Unit holders	2	3,715
FFO adjustments:
Depreciation and amortization of real estate properties	3,818	4,134
Amortization of deferred lease incentives	—	(4)
Depreciation and amortization for unconsolidated investment in a real estate property	189	189
Gain on sale of real estate investments, net	(84)	(3,188)
FFO attributable to common stockholders and OP Unit holders	3,925	4,846
AFFO adjustments:
Stock compensation expense	484	1,379
Amortization of deferred financing costs	157	221
Amortization of deferred rents	(1,303)	(1,672)
Amortization of unrealized holding gain, net of unrealized loss on non-designated or ineffective interest rate derivative instruments	(250)	(1,289)
Amortization of off-market interest rate derivatives and reduction for accrued interest	1,075	—
Amortization of (below) above market lease intangibles, net	(212)	(212)
Loss on equity investments	—	21
Other adjustments for unconsolidated investment in a real estate property	36	24
AFFO attributable to common stockholders and OP Unit holders	$3,912	$3,318

Weighted Average Shares/Units Outstanding:
Fully diluted (1)	11,842,425	11,359,258

FFO Per Share/Unit:
Fully diluted	$0.33	$0.43

AFFO Per Share/Unit:
Fully diluted	$0.33	$0.29
(1)     Fully diluted shares/units outstanding for the three months ended March 31, 2025 includes the weighted average dilutive effect of 1,344,798 Class C OP Units and 524,660 Class X OP Units (which are excluded from the weighted average shares/units outstanding in calculating earnings (loss) per share in the unaudited condensed consolidated statement of operations since they are antidilutive). Fully diluted shares/units outstanding for the three months ended March 31, 2024, includes the weighted average dilutive effect of 2,790,905 Class C OP Units.

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
Percentage of Annual ABR:

					Three Months Ended
	Years Ended December 31,				March 31,
	2021	2022	2023	2024	2025
Industrial core	41%	59%	76%	78%	80%
Non-core	59%	41%	24%	22%	20%

WALT (years)	6.1	11.9	14.1	13.8	14.2

Ever since the public listing of our Class C Common Stock in February 2022, we have strategically shifted the composition of our portfolio toward a primary focus of industrial assets, specifically those supporting domestic manufacturing. The implementation of this strategic shift incorporated both the reduction of our non-core properties and the active acquisition of industrial manufacturing properties. Over the past three years, we have instituted a material reconstitution of our portfolio allocation and, barring compelling investment reasons to the contrary, will continue to opportunistically reduce our non-core exposure over time.
The following is a breakdown of our income by property type for the three months ended March 31, 2025 (in thousands):

	Industrial Core (1)	Non-Core (2)	Total
Total rental income	$8,864	$2,863	$11,727
Management fee income	$66	$—	$66
(1)    Industrial core properties include an approximate 72.7% TIC interest in the Santa Clara, California property.
(2)    Non-core properties include the following:
(i)    our non-core acquisition of a leading KIA retail property located in a prime location in Los Angeles County acquired in January 2022, which was structured as an OP Unit transaction resulting in a favorable equity issuance of $32.8 million represented by 1,312,382 Class C OP Units at a cost basis of $25 per share. We repurchased 656,191 of those units and 123,809 shares of Class C Common Stock from an affiliate of the seller at $14.80 per share on August 1, 2024;
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
(iii)    our legacy property leased to Costco located in Issaquah, Washington which offers compelling redevelopment opportunities, following Costco’s lease expiration on July 31, 2025, given its higher density infill location and the fact that the land is zoned to allow for multi-family development. We entered into a purchase and sale agreement for the Costco property with KB Home, a national homebuilder, in January 2024 and the buyer has made $1.7 million of non-refundable deposits as of March 31, 2025 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of the pending sale); and
(iv)    one legacy office properties including a property leased to Solar Turbines that we expect to sell after we complete a parcel split to maximize its value.

The following is a breakdown of our assets by property type (in thousands):

	As of March 31, 2025
	Industrial Core (1)	Non-Core (2)
Total investments in real estate property	$397,474	$108,215
Accumulated depreciation and amortization	(52,711)	(10,428)
Total real estate investments, net, excluding unconsolidated investment in real estate property	344,763	97,787
Unconsolidated investment in a real estate property (3)	9,158	—
Total real estate investments, net	353,921	97,787
Real estate investments held for sale, net	—	22,372
Tenant deferred rent and other receivables	14,188	5,379
Above-market lease intangibles, net	1,221	—
Prepaid expenses and other assets	1,032	125
Total assets	$370,362	$125,663
(1)    See footnote (1) above
(2)    See footnote (2) above.
(3)    As part of our continued effort to increase balance sheet simplicity, management is currently exploring opportunities to acquire the minority interests in the property in which we hold the TIC Interest, which would result in consolidation of the asset, or to sell the TIC Interest.
We have one mortgage secured by an industrial core property and one mortgage secured by a non-core property. The equity of each special purpose subsidiary that owns our other properties is pledged as collateral under our Credit Facility or the properties are unencumbered. See details of mortgage debt in Note 6 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Results of Operations
Portfolio Information
Our wholly-owned investments in real estate properties as of March 31, 2025 and 2024, including one and two properties held for sale as of the three months ended March 31, 2025 and 2024, respectively, and the 91,740 square foot industrial property underlying the TIC Interest for all balance sheet dates presented were as follows:

	March 31,
	2025	2024
Number of properties:
Industrial (1) (2)	39	38
Non-core properties (2)	4	4
Total operating properties	43	42

Leasable square feet:
Industrial properties (1) (2)	4,213,823	4,166,797
Non-core properties (2)	302,442	302,442
Total leasable square feet	4,516,265	4,469,239
(1)    Includes the TIC Interest.
(2)    Includes one office property held for sale as of March 31, 2025.
We acquired one operating property in March 2025 and one operating property in July 2024. We sold one industrial property in February 2025 and two properties (one non-core and one industrial) during the first quarter of 2024.
Our results of operations for the three months ended March 31, 2025, may not be comparable to those expected for the remainder of 2025 or in future periods.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Rental Income
Rental income remained relatively constant for the three months ended March 31, 2025 and 2024 at $11.7 million and $11.9 million, respectively, including tenant reimbursements of $0.5 million and $0.6 million, respectively, as there was balanced acquisition and disposition activity.
General and Administrative
General and administrative expenses remained constant at $2.0 million for each of the three months ended March 31, 2025 and 2024, which includes $0.2 million in non-recurring separation pay in the current quarter. General and administrative expenses are expected to be lower in future quarters since the first quarter of each year includes higher costs for legal, audit and tax professional fees, along with higher social security taxes for employees who reach the social security maximum tax during the first quarter upon payment of bonuses for the prior year. We also reduced our headcount from 12 employees to nine employees in April 2025 and our Chief Executive Officer ceased drawing a salary effective April 1, 2025 in connection with his grant of Class X OP Units which will vest over the next five years.
Stock Compensation
Stock compensation expense was $0.5 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $0.9 million, or 65%, compared to 2024 primarily reflects the stock compensation expense for our Class P OP Units and Class R OP Units, which vested at the end of March 2024. Stock compensation expense in 2024 includes $1.2 million for our Class P OP Units and Class R OP Units for the first quarter, of which $0.7 million related to our achievement of management’s performance target for FFO of $1.05 per diluted share for the three months ended March 31, 2024. Amortization of the stock compensation expense related to our Class P OP Units and Class R OP Units was completed effective with their automatic conversion to Class C OP Units on the last business day of March 2024. Stock compensation expense for the three months ended March 31, 2025, primarily consisted of amortization for the Class X OP Unit awards, as described in Note 11 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $3.8 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $0.3 million, or 8%, year-over-year is primarily due to no longer recognizing depreciation and amortization expense for the real estate investments of our office property located in Issaquah, Washington leased to Costco Wholesale Corporation upon classifying the property as held for sale as of December 31, 2024.
Property Expenses
Property expenses were $0.8 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income. The decrease is due to decreases in (i) property and state franchise taxes and insurance expenses related to the office property sold during the three months ended March 31, 2024, (ii) reimbursable snow removal expenses related to our office property located in Issaquah, Washington leased to Costco Wholesale Corporation, and (iii) non-reimbursable repairs and maintenance expenses.
Gain on Sale of Real Estate Investments, Net
The gain on sale of real estate investments of $0.1 million for the three months ended March 31, 2025 relates to the sale of our industrial property located in Endicott, New York. The gain on sale of real estate investments of $3.2 million for the three months ended March 31, 2024 relates to the aggregate gain on sale of two properties (one industrial property with a lease expiration at the end of 2024 and one office property).

Other (Expense) Income
Other expense was $3.9 million and $2.0 million for the three months ended March 31, 2025 and 2024, an increase of $1.9 million, that was primarily due to the increase in interest expense of $1.7 million. The increase in interest expense reflects the absence in the 2025 period of an unrealized gain of $1.0 million for the three months ended March 31, 2024 related to the valuation of the interest rate swap on the $100.0 million Term Loan that was not designated as a cash flow hedge, and the amortization of off-market interest rate derivatives of $0.8 million for the three months ended March 31, 2025, which increased interest expense.
Dividends and Distributions
Preferred Dividends
On February 27, 2025, our board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2025, which was paid on April 15, 2025.
Common Stock and OP Units Distributions
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
Distributions generally are declared during the month or two prior to the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The cash distribution rate details are as follows for the three months ended March 31, 2025:

Distribution Period	Amount Per Share and Unit Per Month	Declaration Date	Payment Date
January 1-31	$0.09750	July 31, 2024	January 27, 2025
February 1-28	$0.09750	November 4, 2024	February 25, 2025
March 1-31	$0.09750	November 4, 2024	March 25, 2025
April 1-30	$0.09750	November 4, 2024	April 25, 2025
May 1-31	$0.09750	February 27, 2025	May 15, 2025 (1)
June 1-30	$0.09750	February 27, 2025	June 16, 2025 (1)
July 1-31	$0.09750	February 27, 2025	July 15, 2025 (1)
(1)    Reflects the expected payment date since the distribution has not been paid as of the filing date of this Quarterly Report on Form 10-Q.
Preferred Stock Repurchase Program
On March 4, 2025, the Company’s board of directors authorized the Company to repurchase shares of its Series A Preferred Stock up to an aggregate amount not to exceed the aggregate amount of proceeds from sales of the Company’s Class C Common Stock during the trailing twelve month period (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases, block purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Repurchase Program expires on December 31, 2026, and it may be suspended or discontinued at any time.
From March 4, 2025 through March 31, 2025, the Company repurchased a total of 205,000 shares of its Series A Preferred Stock at an average cost of $23.66 per share for a total of $4.9 million. During April 2025, the Company repurchased an additional 70,000 shares of its Series A Preferred Stock at an average cost of $23.99 per share for a total of $1.7 million. As of April 30, 2025, the Company has repurchased a total of 275,000 shares under the Repurchase Program, representing 13.8% of shares issued, at an average cost of $23.74 per share for a total of $6.5 million.

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no significant changes to our accounting policies during the three months ended March 31, 2025.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of commitments and contingencies).
Related-Party Transactions and Agreements
See Note 9 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of the various related-party transactions and agreements.
Subsequent Events
See Note 13 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for events that occurred subsequent to March 31, 2025 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for any recent accounting pronouncements.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
None.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on March 4, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On March 7, 2025, the Company acquired an industrial property whereby the seller received 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit. The issuance of Class C OP Units was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. After Class C OP Units have been outstanding for at least one year, they are exchangeable for shares of Class C Common Stock on a one-for-one basis, or for cash, as solely determined by the Company.

Issuer Purchases of Series A Preferred Stock

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	—	$—	—	$—
February 1-28, 2025	—	—	—	—
March 1-31, 2025	205,000	23.661	205,000	(1)
Total	205,000	$23.661	205,000	(1)

(1)     On March 4, 2025, the Company’s board of directors authorized the Company to repurchase shares of its Series A Preferred Stock up to an aggregate amount not to exceed the aggregate amount of proceeds from sales of the Company’s Class C Common Stock during the trailing twelve month period (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases, block purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Repurchase Program expires on December 31, 2026, and it may be suspended or discontinued at any time.
Item 5.    Other Information
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K)

Exhibit	Description
3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Modiv Inc. changing its name to Modiv Industrial, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 14, 2023

3.3
Second Amended and Restated Bylaws of Modiv Inc., adopted on March 9, 2023 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.4
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

4.1
Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 15, 2022)

10.1
Fourth Amended and Restated Limited Partnership Agreement of Modiv Operating Partnership, LP, dated February 3, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 4, 2025)

10.2
Third Amendment to Credit Agreement dated February 26, 2025 between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, First Financial Bank, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., First Financial Bank, Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the expanded Credit Facility (incorporated by reference to copy filed as Exhibit 10.9 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 4, 2025)

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

Modiv Industrial, Inc.
(Registrant)

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer (principal executive officer)

By:	/s/ RAYMOND J. PACINI
Raymond J. Pacini
Chief Financial Officer (principal financial officer)
Date: May 6, 2025