Form 10-Q
period 2025-06-30
MODIV INDUSTRIAL, INC.
filed 2025-08-07
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40814
MODIV INDUSTRIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-4156046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 North Grant Street #5609 Denver, CO	80203
(Address of principal executive offices)	(Zip Code)
(888) 686-6348
(Registrant’s telephone number, including area code)

2195 South Downing Street Denver, CO 80210
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
Yes  ☐   No   ☒
As of July 31, 2025, there were 10,158,304 outstanding shares of the Registrant’s Class C common stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Real estate investments:
Land	$98,738	$98,009
Buildings and improvements	388,564	386,102
Equipment	—	4,429
Tenant origination and absorption costs	13,638	13,194
Total investments in real estate property	500,940	501,734
Accumulated depreciation and amortization	(66,176)	(59,524)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	434,764	442,210
Unconsolidated investment in a real estate property	9,262	9,324
Total real estate investments, net, excluding real estate investments held for sale, net	444,026	451,534
Real estate investments held for sale, net	22,372	22,372
Total real estate investments, net	466,398	473,906
Cash and cash equivalents	5,814	11,530
Tenant deferred rent and other receivables	20,820	18,460
Above-market lease intangibles, net	1,203	1,240
Prepaid expenses and other assets	2,514	2,693
Interest rate swap derivatives	2,103	—
Total assets	$498,852	$507,829

Liabilities and Equity
Mortgage notes payable, net	$30,516	$30,777
Credit facility term loan, net	249,231	248,999
Accounts payable, accrued and other liabilities	3,333	4,035
Distributions payable	2,027	1,994
Below-market lease intangibles, net	7,530	7,948
Other liabilities related to real estate investments held for sale	—	26
Total liabilities	292,637	293,779

Commitments and contingencies (Note 10)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized; 1,725,000 outstanding as of June 30, 2025 and 2,000,000 outstanding as of December 31, 2024	2	2
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 10,614,130 shares issued and 10,146,811 shares outstanding as of June 30, 2025, and 10,404,211 shares issued and 9,936,892 outstanding as of December 31, 2024	11	10
Additional paid-in-capital	334,096	349,479
Treasury stock, at cost, 467,319 shares held as of each June 30, 2025 and December 31, 2024	(7,112)	(7,112)
Cumulative distributions and net losses	(162,761)	(154,074)
Accumulated other comprehensive income	1,367	1,841
Total Modiv Industrial, Inc. equity	165,603	190,146
Noncontrolling interests in the Operating Partnership	40,612	23,904
Total equity	206,215	214,050
Total liabilities and equity	$498,852	$507,829
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Rental	$11,767	$11,344	$23,494	$23,244
Management fee	66	66	132	132
Total revenue	11,833	11,410	23,626	23,376
Expenses:
General and administrative	1,202	1,419	3,195	3,418
Stock compensation	810	67	1,294	1,446
Depreciation and amortization	3,828	4,137	7,646	8,270
Property	828	694	1,674	1,678
Impairment of real estate investment property	4,000	—	4,000	—
Total expenses	10,668	6,317	17,809	14,812
Gain on sale of real estate investments, net	—	—	84	3,188
Operating income	1,165	5,093	5,901	11,752
Other income (expense):
Interest income	33	198	95	322
Dividend income	—	5	—	113
Income from unconsolidated investment in a real estate property	185	74	264	148
Interest expense, net of unrealized gain on interest rate swaps and derivative settlements	(4,016)	(4,103)	(8,064)	(6,410)
Loss on equity investments	—	(5)	—	(26)
Other expense, net	(3,798)	(3,831)	(7,705)	(5,853)
Net (loss) income	(2,633)	1,262	(1,804)	5,899
Less: net loss (income) attributable to noncontrolling interests in Operating Partnership	611	63	611	(850)
Net (loss) income attributable to Modiv Industrial, Inc.	(2,022)	1,325	(1,193)	5,049
Preferred stock dividends	(796)	(922)	(1,623)	(1,844)
Net (loss) income attributable to common stockholders	$(2,818)	$403	$(2,816)	$3,205
(Loss) earnings per share attributable to common stockholders:
Basic	$(0.32)	$0.03	$(0.33)	$0.36
(Loss) earnings per share attributable to common stockholders and Class C OP Units:
Diluted	$(0.32)	$0.03	$(0.33)	$0.36
Weighted-average number of common shares outstanding:
Basic	10,123,721	9,441,485	10,048,760	9,002,819
Weighted-average number of common shares and Class C OP Units outstanding:
Diluted	11,717,049	11,419,115	11,518,510	11,389,106
Distributions declared per common share	$0.2925	$0.2875	$0.5850	$0.5750
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(2,633)	$1,262	$(1,804)	$5,899
Other comprehensive income (loss): cash flow hedge adjustments
Amortization of unrealized holding gain on interest rate swap	(253)	(253)	(503)	(506)
Unrealized loss on interest rate derivatives	(840)	—	(1,806)	—
Amortization of off-market interest rate derivatives	1,034	—	1,818	—
Comprehensive (loss) income	(2,692)	1,009	(2,295)	5,393

Comprehensive loss (income) attributable to noncontrolling interest in Operating Partnership	631	107	699	(744)
Comprehensive (loss) income attributable to Modiv Industrial, Inc.	$(2,061)	$1,116	$(1,596)	$4,649
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Three Months Ended June 30, 2025 and 2024
(in thousands, except share data)
(unaudited)

			Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, March 31, 2025	1,795,000	$2	10,540,351	$11	$333,721	(467,319)	$(7,112)	$(156,967)	$1,452	$171,107	$42,269	$213,376
Issuance of common stock - distribution reinvestments	—	—	34,403	—	486	—	—	—	—	486	—	486
ATM offering of common stock, net	—	—	35,115	—	402	—	—	—	—	402	—	402
Stock compensation expense	—	—	4,261	—	60	—	—	—	—	60	—	60
OP Units compensation expense	—	—	—	—	750	—	—	—	—	750	—	750
Repurchase of preferred stock	(70,000)	—	—	—	(1,666)	—	—	(13)	—	(1,679)	—	(1,679)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(796)	—	(796)	—	(796)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(2,963)	—	(2,963)	(729)	(3,692)
Net loss	—	—	—	—	—	—	—	(2,022)	—	(2,022)	(611)	(2,633)
Other comprehensive loss	—	—	—	—	—	—	—	—	(39)	(39)	(20)	(59)
Adjustment to noncontrolling interests	—	—	—	—	343	—	—	—	(46)	297	(297)	—
Balance, June 30, 2025	1,725,000	$2	10,614,130	$11	$334,096	(467,319)	$(7,112)	$(162,761)	$1,367	$165,603	$40,612	$206,215

			Class C CS		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, March 31, 2024	2,000,000	$2	9,732,805	$10	$336,286	(343,510)	$(5,291)	$(145,343)	$2,335	$187,999	$40,338	$228,337
Issuance of common stock - distribution reinvestments	—	—	36,626	—	490	—	—	—	—	490	—	490
ATM offering of common stock, net	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class C OP Units to common stock	—	—	51,381	—	1,016	—	—	—	13	1,029	(1,029)	—
Stock compensation expense	—	—	4,774	—	67	—	—	—	—	67	—	67
Dividends, preferred stock	—	—	—	—	—	—	—	(922)	—	(922)	—	(922)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(2,722)	—	(2,722)	(564)	(3,286)
Net income (loss)	—	—	—	—	—	—	—	1,325	—	1,325	(63)	1,262
Other comprehensive loss	—	—	—	—	—	—	—	—	(209)	(209)	(44)	(253)
Adjustment to noncontrolling interests	—	—	—	—	(78)	—	—		2	(76)	76	—
Balance, June 30, 2024	2,000,000	$2	9,825,586	$10	$337,781	(343,510)	$(5,291)	$(147,662)	$2,141	$186,981	$38,714	$225,695
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Six Months Ended June 30, 2025 and 2024
(in thousands, except share data)
(unaudited)

			Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2024	2,000,000	$2	10,404,211	$10	$349,479	(467,319)	$(7,112)	$(154,074)	$1,841	$190,146	$23,904	$214,050
Issuance of common stock - distribution reinvestments	—	—	68,544	—	976	—	—	—	—	976	—	976
ATM offering of common stock, net	—	—	133,376	1	1,670	—	—	—	—	1,671	—	1,671
Exchange of Class C OP Units to common stock	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	7,999	—	120	—	—	—	—	120	—	120
OP Units compensation expense	—	—	—	—	1,174	—	—	—	—	1,174	—	1,174
Repurchase of preferred stock	(275,000)	—	—	—	(6,546)	—	—	16	—	(6,530)	—	(6,530)
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	5,850	5,850
Dividends declared, preferred stock	—	—	—	—	—	—	—	(1,623)	—	(1,623)	—	(1,623)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(5,887)	—	(5,887)	(1,291)	(7,178)
Net loss	—	—	—	—	—	—	—	(1,193)	—	(1,193)	(611)	(1,804)
Other comprehensive loss	—	—	—	—	—	—	—	—	(403)	(403)	(88)	(491)
Adjustment to noncontrolling interests	—	—	—	—	(12,777)	—	—	—	(71)	(12,848)	12,848	—
Balance, June 30, 2025	1,725,000	$2	10,614,130	$11	$334,096	(467,319)	$(7,112)	$(162,761)	$1,367	$165,603	$40,612	$206,215

			Class C CS		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2023	2,000,000	$2	8,048,110	$8	$292,618	(343,510)	$(5,291)	$(145,552)	$2,658	$144,443	$80,679	$225,122
Issuance of common stock - distribution reinvestments	—	—	74,200	—	1,036	—	—	—	—	1,036	—	1,036
ATM offering of common stock, net	—	—	76,991	—	933	—	—	—	—	933	—	933
Exchange of Class C OP Units to common stock	—	—	1,617,491	2	41,826	—	—	—	(119)	41,709	(41,709)	—
Stock compensation expense	—	—	8,794	—	135	—	—	—	—	135	—	135
OP Units compensation expense	—	—	—	—	1,311	—	—	—	—	1,311	—	1,311
Dividends, preferred stock	—	—	—	—	—	—	—	(1,844)	—	(1,844)	—	(1,844)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(5,315)	—	(5,315)	(1,076)	(6,391)
Net income	—	—	—	—	—	—	—	5,049	—	5,049	850	5,899
Other comprehensive loss	—	—	—	—	—	—	—	—	(400)	(400)	(106)	(506)
Adjustment to noncontrolling interests	—	—	—	—	(78)	—	—	—	2	(76)	76	—
Balance, June 30, 2024	2,000,000	$2	9,825,586	$10	$337,781	(343,510)	$(5,291)	$(147,662)	$2,141	$186,981	$38,714	$225,695
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(1,804)	$5,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,646	8,270
Stock compensation expense	1,294	1,446
Amortization of deferred rents	(2,572)	(3,094)
Amortization of deferred lease incentives	—	(3)
Amortization of deferred financing costs and premium/discount	315	443
Amortization of (below) above market lease intangibles, net	(424)	(423)
Impairment of real estate investment property	4,000	—
Loss on equity investments	—	26
Gain on sale of real estate investments, net	(84)	(3,188)
Amortization of unrealized holding gain and unrealized gain on non-designated or ineffective interest rate derivative instruments	(503)	(739)
Adjustment for receipts from off-market interest rate derivatives	(2,375)	—
Amortization of off-market interest rate derivatives	1,818	—
Income from unconsolidated investment in a real estate property	(264)	(148)
Distributions from unconsolidated investment in a real estate property	326	545
Changes in operating assets and liabilities:
Decrease (increase) in tenant rent and other receivables	127	(157)
Decrease (increase) in prepaid expenses and other assets	220	(212)
Decrease in accounts payable, accrued and other liabilities	(732)	(968)
Net cash provided by operating activities	6,988	7,697

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(345)	—
Improvements to existing real estate investments and other assets	(121)	(214)
Net proceeds from sale of real estate investments	2,329	14,783
Net proceeds from sale of investment in common stock	—	652
Purchase deposits applied (paid)	250	(1,000)
Investments in off-market interest rate derivatives	(4,200)	—
Receipts from off-market interest rate derivatives	2,375	—
Net cash provided by investing activities	288	14,221

Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(276)	(117)
Payments of deferred financing costs	(70)	—
Proceeds from offering of common stock, net	1,671	885
Repurchases of preferred stock	(6,530)	—
Dividends paid to preferred stockholders	(1,749)	(1,844)
Distributions paid to common stockholders and non-controlling interest holders	(6,038)	(5,101)
Net cash used in financing activities	(12,992)	(6,177)
Net (decrease) increase in cash and cash equivalents	(5,716)	15,741
Cash and cash equivalents, beginning of period	11,530	3,129
Cash and cash equivalents, end of period	$5,814	$18,870

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,134	$6,633

Supplemental Schedule of Noncash Investing and Financing Activities:
Distribution of Generation Income Properties, Inc. (“GIPR”) common stock to Class C Common Stock and Class C OP Units	$—	$10,361
Receipt of GIPR common stock in exchange of GIPR preferred stock	$—	$(11,039)
Conversion of Classes M, P and R OP Units to Class C OP Units	$—	$(17,705)
Exchange of Class C OP Units for Class C Common Stock	$—	$59,413
Issuance of Class C OP Units in the acquisition of a real estate investment	$5,850	$—
Reinvested distributions from common stockholders	$976	$1,084
(Decrease) increase in accrued distributions	$(54)	$205
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
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 80% and 89% partnership interest in, the Operating Partnership as of June 30, 2025 and December 31, 2024, respectively. The Operating Partnership’s limited partners include holders of Class C Operating Partnership Units (“Class C OP Units”) and Class X Operating Partnership Units (“Class X OP Units”), as described in Note 11.
As of June 30, 2025, the Company’s portfolio of approximately 4.5 million square feet of aggregate leasable space consisted of investments in 43 real estate properties, comprised of 39 industrial properties, which represent approximately 81% of the portfolio (expressed as a percentage of ABR) as of June 30, 2025, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), and four non-core properties, including one held for sale property, which represent approximately 19% of the portfolio by ABR.
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
The Company changed the presentation of its consolidated financial statements from displaying the dollar amounts in ones to thousands, unless otherwise noted. This change has been made to enhance the readability and clarity of the financial information presented. In addition, the Company combined loss on sale of investment in common stock and decrease in fair value of investment in common stock into Loss on equity investments in the accompanying condensed consolidated statements of operations. Prior period figures have been rounded or combined to conform to the current year's presentation for comparability purposes. This change in presentation does not affect the underlying consolidated financial data or the financial position and performance of the Company.
Immaterial Error Correction
During the year ended December 31, 2024, the Company corrected its computation of net (loss) earnings per share attributable to noncontrolling interest used in calculating its (loss) earnings per share, as disclosed in Note 12, from a cumulative earnings approach to a discrete earnings approach, wherein the net income or loss attributable to noncontrolling interests in Operating Partnership is computed for each quarter separately from each year-to-date period. This change was made because each Class C Common Share and Class C OP Unit have the same participation in earnings (loss), and therefore, there is no difference between basic and diluted earnings (loss) per share. Due to such change, the net loss (income) attributable to noncontrolling interest in Operating Partnership for the three months ended June 30, 2024 changed $0.1 million from a net loss of less than $0.1 million to net income of less than $0.1 million resulting in a decrease by the same amount in the net income attributable to common stockholders from $0.4 million to $0.3 million. The effect of this change decreased the Company’s basic earnings per share attributable to common stockholders from $0.04 per share to $0.03 per share. See Note 12 for further details of the earnings (loss) per share attributable to common stockholders and noncontrolling interests.
This immaterial error correction did not impact the net loss (income) attributable to noncontrolling interest in Operating Partnership presented on the statements of operations and equity for the three and six month periods, since those amounts are calculated using the cumulative earnings approach, which is the year-to-date period less the prior quarter’s year-to-date net loss (income) attributable to noncontrolling interest in Operating Partnership.
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
The Company records derivative instruments at fair value on its accompanying unaudited condensed consolidated balance sheets. The accounting for changes in the fair value of derivatives depends on whether the Company elects to designate a derivative instrument in a hedging relationship as a fair value or cash flow hedge and whether the hedging relationship satisfies the criteria necessary to apply hedge accounting. If a derivative is designated and qualifies for hedge accounting treatment, changes in the fair value of the derivative are included in other comprehensive income (loss). If the derivative is not designated or does not meet the hedge accounting criteria, changes in the fair value of the derivative are included in interest expense, net of unrealized gain on interest rate swaps and derivative settlements in the unaudited condensed consolidated statements of operations.
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
The Company entered into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate term loan. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
NOTE 3. REAL ESTATE INVESTMENTS
As of June 30, 2025, the Company’s real estate net investment portfolio of $457.1 million consisted of 42 operating properties, excluding the TIC Interest and including one property held for sale, located in 15 states.
Acquisitions
On March 7, 2025, the Company acquired an industrial property for $6.1 million, consisting of $0.3 million in cash and 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit. The property with a leasable area of 48,589 square feet is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The property contains an adjacent land parcel that has the potential to be developed into additional industrial space. The total acquisition cost, including legal fees and transaction costs, was $6.2 million and was allocated as follows: $1.0 million to land, $4.8 million to buildings and improvements, $0.4 million to tenant origination and absorption costs, and an immaterial amount to below-market lease intangibles. The seller is not affiliated with the Company or its affiliates. The Company recognized $0.1 million and $0.2 million of rental revenue related to this property during the three and six months ended June 30, 2025, respectively.
There were no acquisitions during the six months ended June 30, 2024.
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
During the six months ended June 30, 2024, the Company sold two real estate properties (one non-core office and one industrial) for aggregate contract sales prices of $15.0 million, aggregate gain on sale of $3.2 million and aggregate net proceeds of $14.8 million, net of commissions and closing costs.
Asset Concentration
As of June 30, 2025 and December 31, 2024, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows (dollars in thousands):

	June 30, 2025		December 31, 2024
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$65,733	13.2%	$66,263	13.0%

Rental Income Concentration
During the three and six months ended June 30, 2025 and 2024, the Company’s rental income concentration (greater than 10% of rental income) was as follows (dollars in thousands):

	Three Months Ended
	June 30, 2025		June 30, 2024
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$1,661	14.1%	$1,664	14.7%
KIA retail property, Carson, CA	$1,250	10.6%	$1,194	10.5%

	Six Months Ended
	June 30, 2025		June 30, 2024
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$3,322	14.1%	$3,328	14.3%
KIA retail property, Carson, CA	$2,521	10.7%	$2,485	10.7%
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
As of June 30, 2025, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, including the property held for sale with a lease termination in 2025 and excluding the TIC Interest, are as follows (in thousands):

Amount
July through December 2025	$18,695
2026	37,302
2027	37,729
2028	38,068
2029	37,450
Thereafter	494,881
$664,125

Intangible Assets, Net Related to the Company’s Real Estate
As of June 30, 2025 and December 31, 2024, intangible assets, net related to the Company’s real estate were as follows (in thousands):

	June 30, 2025			December 31, 2024
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$13,638	$1,560	$(14,408)	$13,194	$1,560	$(14,365)
Accumulated amortization	(9,517)	(357)	6,878	(9,203)	(320)	6,417
Net amount	$4,121	$1,203	$(7,530)	$3,991	$1,240	$(7,948)
Amortization of tenant origination and absorption costs for the three months ended June 30, 2025 and 2024 was $0.2 million and $0.3 million, respectively. Amortization of tenant origination and absorption costs for the six months ended June 30, 2025 and 2024 was $0.3 million and $0.5 million, respectively. Amortization of below-market lease intangibles for each of the three months ended June 30, 2025 and 2024 was $0.2 million and $0.5 million for each of the six months ended June 30, 2025 and 2024. Amortization of above-market lease intangibles for each of the three and six months ended June 30, 2025 and 2024 was an immaterial amount.
As of June 30, 2025, amortization of intangible assets for each of the next five years and thereafter is expected to be as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
July through December 2025	$307	$34	$(463)
2026	558	54	(926)
2027	549	54	(926)
2028	529	54	(916)
2029	434	54	(876)
Thereafter	1,744	953	(3,423)
	$4,121	$1,203	$(7,530)

Weighted-average remaining amortization period	8.5 years	22.0 years	8.4 years
Real Estate Investments Held for Sale
The Company’s office property located in Issaquah, Washington leased to Costco Wholesale Corporation until July 31, 2025 is subject to a purchase and sale agreement, as amended, with KB Home, a national homebuilder with a sales price of $25.3 million, with the ability to increase the purchase price by $0.3 million for each additional townhome the buyer can add to the development prior to closing. The buyer completed its due diligence on April 26, 2024 and the total non-refundable deposit was $1.7 million as of June 30, 2025. The Company has assigned its interest in the deposit to the mortgage lender as described in Note 6.
Completing the sale remains subject to the buyer obtaining development approvals and the sale will not close until the earlier of (a) 15 days following the later of buyer obtaining all necessary development approvals and tenant vacating the property, and (b) August 15, 2025 unless extended. The amendment to the purchase and sale agreement provides that the buyer can extend the outside closing date up to three times for 60 days for each extension, with February 11, 2026 the outside closing date. The nonrefundable extension fee for the first extension is $0.3 million with 50% applicable to the purchase price. The nonrefundable extension fees for the second and third extensions are $0.2 million and $0.3 million, respectively, and none of these extension fees will be applicable to the purchase price. The Company expects that the buyer will exercise its first extension prior to August 15, 2025. The buyer is not affiliated with the Company or its affiliates. Given the facts and circumstances as of June 30, 2025, the Company believes that it is probable that the disposition of the property will be completed within 12 months and therefore classified it as a real estate investment held for sale as of June 30, 2025 and December 31, 2024.

The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Assets related to real estate investments held for sale:
Land, buildings and improvements	$27,586	$27,586
Tenant origination and absorption costs	2,765	2,765
Accumulated depreciation and amortization	(7,979)	(7,979)
Real estate investments held for sale, net	$22,372	$22,372

Liabilities related to real estate investments held for sale:
Other liabilities, net	$—	$26
Impairment Charge
The Company recorded an impairment charge of $4.0 million related to its property and equipment located in Saint Paul, Minnesota during the three and six months ended June 30, 2025. The Company determined that an impairment charge was required based on current market conditions and represented the excess of the assets' carrying value over the assets’ estimated sale price less estimated selling costs.

NOTE 4. UNCONSOLIDATED INVESTMENT IN A REAL ESTATE PROPERTY
The Company’s unconsolidated investment in a real estate property amounted to $9.3 million as of June 30, 2025 and December 31, 2024. The related income from unconsolidated investment in a real estate property amounted to $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.
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

The Company and the third parties each hold an individual, undivided ownership interest in the Santa Clara property. Undivided ownership interests are arrangements in which two or more parties jointly own the property and the title is held individually to the extent of each party’s interest. Based upon the nature of the Company’s interest, consolidation is not appropriate. As the Santa Clara property is subject to joint control, the Company accounts for its TIC Interest using the equity method. On April 24, 2025, the TIC leases with Fujifilm Dimatix, Inc. were amended to extend the leases for ten years from March 17, 2026 to March 16, 2036. The leases, as amended, provide for annual rent escalations of 3.0% and include two seven-year renewal options. The mortgage on this property bears interest at 3.86% and has a maturity date of October 1, 2027.

The following is summarized financial information for the Santa Clara, California property as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Real estate investments, net	$27,510	$27,529
Cash and cash equivalents	835	599
Other assets	20	59
Total assets	$28,365	$28,187
Liabilities:
Mortgage note payable, net	$12,178	$12,337
Below-market lease, net	2,148	2,221
Other liabilities	1,300	806
Total liabilities	15,626	15,364
Total equity	12,739	12,823
Total liabilities and equity	$28,365	$28,187

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$847	$689	$1,544	$1,382
Operating expenses:
Depreciation and amortization	260	260	520	518
Other expenses	206	199	410	402
Total operating expenses	466	459	930	920
Operating income	381	230	614	462
Interest expense	126	128	251	258
Net income	$255	$102	$363	$204

NOTE 5. OTHER BALANCE SHEET DETAILS
Tenant Deferred Rent and Other Receivables
As of June 30, 2025 and December 31, 2024, tenant deferred rent and other receivables consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Straight-line rent	$20,693	$18,206
Tenant rent and reimbursements	127	254
Total	$20,820	$18,460

Prepaid Expenses and Other Assets
As of June 30, 2025 and December 31, 2024, prepaid expenses and other assets were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$1,274	$1,213
Construction advances (1)	153	153
Purchase deposit	—	250
Other assets	1,008	1,000
Deferred financing cost on credit facility revolver	79	77
Total	$2,514	$2,693
(1)    The balances as of June 30, 2025 and December 31, 2024 represent advances for improvements to be made to the Lindsay property in Franklinton, North Carolina.
Accounts Payable, Accrued and Other Liabilities
As of June 30, 2025 and December 31, 2024, accounts payable, accrued and other liabilities were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$261	$365
Accrued expenses	606	884
Accrued interest payable	175	158
Unearned rent	1,693	2,030
Security deposits	469	469
Lease incentive obligation	129	129
Total	$3,333	$4,035
NOTE 6. DEBT
Mortgage Notes Payable, Net
As of June 30, 2025 and December 31, 2024, the Company’s mortgage notes payable consisted of the following (dollars in thousands):

Collateral	June 30, 2025	December 31, 2024	Interest Rate (1)	Loan Maturity
Costco property (2)	$18,441	$18,589	4.85%	01/01/2030
Taylor Fresh Foods property	12,201	12,329	3.85%	11/01/2029
Total mortgage notes payable	30,642	30,918
Less unamortized deferred financing costs	(126)	(141)
Mortgage notes payable, net	$30,516	$30,777
(1)Represents the contractual interest rate in effect under the respective mortgage note payable.
(2)The mortgage note includes a 4.0% prepayment penalty which will be due upon any sale of the property prior to February 1, 2026. The Company has assigned its interest in the $1.7 million non-refundable purchase deposit (see Note 3) to the mortgage lender. Since the sale is not expected to close by August 15, 2025, the deposit will be released to the lender upon release of the deposit from escrow and pledged as additional security for the borrower’s obligations under the loan documents.

The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable, net, which are Level 3 fair value measurements, reflecting unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable, net	$30,642	$30,516	$28,782	$30,918	$30,777	$27,964
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of the period end and require a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
Credit Facility, Net
The Company’s Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022. The Credit Agreement currently provides a $280.0 million line of credit comprised of a $30.0 million revolving line of credit (the “Revolver”), and a $250.0 million term loan (the “Term Loan” and together with the Revolver, the “Credit Facility”) with KeyBank and the other lending institutions party thereto (collectively, the “Lenders”), including KeyBank as Agent for the Lenders (in such capacity, the “Agent”). The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness, and capital expenditures. The Company’s Revolver and Term Loan maturities are in January 2027. During the six months ended June 30, 2025, the Company entered into an agreement with the Lenders to amend the Credit Agreement to extend the maturity of the Revolver to January 18, 2027, which is coterminous with the maturity of the Term Loan.
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. Based on the Company’s leverage ratio, the spread over the secured overnight financing rate (“SOFR”), including a 10-basis point credit adjustment, was 185 basis points and the interest rate on the Revolver was 6.1625% on June 30, 2025; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred an immaterial amount of unused fees for the three and six months ended June 30, 2025 and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.
In January 2025, the Company entered into two swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on the Company’s current leverage ratio. The Company paid aggregate premiums of $4.2 million to buy down the fixed rate below the market rate. The Company designated the two pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 7 for more details). The floating interest rate was 6.1125% on the Term Loan as of June 30, 2025.
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
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of June 30, 2025.

Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of June 30, 2025 (in thousands):

	June 30, 2025
	Mortgage Notes Payable	Credit Facility
		Revolver	Term Loan	Total
July through December 2025	$282	$—	$—	$282
2026	582	—	—	582
2027	608	—	250,000	250,608
2028	635	—	—	635
2029	11,595	—	—	11,595
Thereafter	16,940	—	—	16,940
Total principal	30,642	—	250,000	280,642
Less: deferred financing costs, net	(126)	—	(769)	(895)
Net	$30,516	$—	$249,231	$279,747
Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized loss (gain) on interest rate swaps for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Mortgage notes payable:
Interest expense	$342		$346		$685		$693
Amortization of deferred financing costs	8		7		15		14
Credit facility:
Interest expense	3,886		4,513		7,740		9,020
Unused commitment fees	19		95		38		190
Amortization and write-off of deferred financing costs	150		214		300		429
Swap derivatives:
Derivative cash settlements	(1,195)	(1)	(1,635)	(3)	(2,375)	(1)	(3,305)	(3)
Amortization of off-market interest rate derivatives	1,034	(1)	—		1,818	(1)	—
Accrued interest from December 31, 2024 to respective swap execution date	—	(1)	—		291	(1)	—
Amortization of unrealized gain on interest rate swap valuation	(253)	(2)	(253)	(2)	(503)	(2)	(506)	(2)
Unrealized loss (gain) on non-designated or ineffective interest rate derivative instruments, net	—		803	(4)	—		(233)	(4)
Other	25		13		55		108
Total interest expense	$4,016		$4,103		$8,064		$6,410
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

(2)The unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the Credit Facility.
(3)Derivative cash settlements received from derivative instruments entered into by the Company covering (i) its original $150.0 million Credit Facility Term Loan effective May 31, 2022 and (ii) its additional $100.0 million Term Loan commitment effective November 30, 2022. Both derivative instruments were canceled on December 31, 2024, as discussed above and in Note 7.
(4)    Represents the $0.8 million unrealized loss on the valuation of the $150.0 million derivative instrument for each of the three and six months ended June 30, 2024 that was recognized as an increase in interest expense, net of the immaterial unrealized gain in the valuation of the $100.0 million derivative instrument for the three months ended June 30, 2024 and the $1.0 million unrealized gain for the six months ended June 30, 2024 that were recognized as a decrease in interest expense.
NOTE 7. INTEREST RATE SWAP DERIVATIVES
In January 2025, the Company, through its Operating Partnership, entered into two swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixes SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on the Company’s current leverage ratio. The fixed rate increases if the Company’s leverage ratio increases above 50%. The Company paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the market rate. The Company designated the pay-fixed, receive-floating interest rate swaps as cash flow hedges.
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
The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of June 30, 2025 (dollars in thousands). There were no derivative instruments as of December 31, 2024.

Interest Rate Derivative Instruments	Number of Instruments	Notional Amount	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap	2	$250,000	USD - SOFR	4.250%	0.5 years
The following table sets forth the fair value of the Company’s derivative instruments under Level 2 measurement, as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (dollars in thousands):

		June 30, 2025		December 31, 2024
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swap	Asset - Interest rate swap derivative, at fair value	2	$2,103	—	$—

The following is a reconciliation of the premium paid for the two swaps in January 2025 to the derivative balance as of June 30, 2025 (in thousands):

Premiums paid for off-market interest rate derivatives	$4,200
Less: accrued interest from December 31, 2024 to respective swap execution date	(291)
Investments in off-market interest rate derivatives, net of accrued interest	3,909
Change in fair value	(1,806)
Interest rate swap derivatives	$2,103
The two swap agreements were designated as cash flow hedges for financial accounting purposes and therefore the change in fair value of $1.8 million from the swap execution dates to June 30, 2025 was recorded as accumulated other comprehensive income in the Company's unaudited condensed balance sheet as of June 30, 2025.
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
As a result, the net change in fair value of the first Term Loan swap was recorded as a component of interest expense with any losses resulting in an increase to interest expense and any gains resulting in a decrease to interest expense. The Company recognized $0.8 million of unrealized losses on the valuation of the $150.0 million derivative instrument for each of the three and six months ended June 30, 2024.
Due to the $150.0 million derivative instrument’s failure to qualify as a cash flow hedge, the unrealized gain on interest rate swap derivative of $4.1 million as of December 30, 2022 (recorded in the Company’s financial statements as follows: (i) $3.5 million of accumulated other comprehensive income and (ii) $0.6 million of noncontrolling interest in operating partnership), is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the Credit Facility. There is no income tax expense resulting from this amortization. During each of the three months ended June 30, 2025 and 2024, interest expense was reduced by $0.3 million and during each of the six months ended June 30, 2025 and 2024, interest expense was reduced by $0.5 million for amortization of the unrealized gain on this swap previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership.
As of June 30, 2025, the Company’s unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company’s unaudited condensed consolidated balance sheet amounted to $1.6 million. The Company estimates that $0.5 million of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company’s accompanying unaudited condensed consolidated statements of operations over the next six months.
The interest rate swap derivative on the additional $100.0 million Term Loan was not designated as a cash flow hedge for financial accounting purposes. The immaterial unrealized gain in the valuation of the derivative instrument for the three months ended June 30, 2024 and the $1.0 million unrealized gain for the six months ended June 30, 2024 were recognized as a decrease to interest expense in the Company’s accompanying unaudited condensed consolidated statements of operations.
NOTE 8. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to $50.0 million shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company issued 2.0 million shares of its authorized preferred stock. As of June 30, 2025 and December 31, 2024, 1.7 million and 2.0 million shares of authorized Series A Preferred Stock were issued and outstanding, respectively.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company’s Class C Common Stock have not been met as of June 30, 2025.
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
On February 27, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2025, which was paid on April 15, 2025. On May 6, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the second quarter of 2025, which was paid on July 15, 2025.
Preferred Stock Repurchase Program
On March 4, 2025, the Company’s board of directors authorized the Company to repurchase shares of its Series A Preferred Stock up to an aggregate amount not to exceed the aggregate amount of proceeds from sales of the Company’s Class C Common Stock during the trailing twelve month period (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases, block purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Repurchase Program expires on December 31, 2026, and it may be suspended or discontinued at any time. From March 4, 2025 through June 30, 2025, the Company repurchased a total of 275,000 shares of its Series A Preferred Stock, representing 13.8% of shares issued, for a total of $6.5 million at an average cost of $23.74 per share.

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
On May 30, 2025, the Company filed a Registration Statement on Form S-3 (File No. 333-287684) to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $250.0 million: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3 became effective on June 27, 2025.
During the three and six months ended June 30, 2025, the Company sold 35,115 and 133,376 shares, respectively, of Class C Common Stock in the ATM Offering at an average price of $16.02 per share and $15.90 per share, respectively, for proceeds of $0.6 million and $2.1 million, respectively, net of sale commissions. From November 15, 2023 through June 30, 2025, an aggregate of 740,285 shares have been sold in the ATM Offering at an average price of $16.02 per share for aggregate net proceeds of $10.2 million after legal, accounting, investor relations and other offering costs of $1.4 million. As of June 30, 2025, the Company had $38.1 million of shares of Class C Common Stock available for future issuance under the ATM Offering.
Common Stock Distributions
On November 4, 2024, the Company’s board of directors authorized a 1.7% increase in the annual distribution rate from $1.15 per share to $1.17 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 31, 2025. Aggregate distributions declared per share of Class C Common Stock were $0.2925 and $0.2875 for the three months ended June 30, 2025 and 2024, respectively, and $0.5850 and $0.5750 for the six months ended June 30, 2025 and 2024, respectively.
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board services for the three and six months ended June 30, 2025 and 2024, are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Payments for services rendered	$75	$60	$150	$120
Value of shares of Class C Common Stock issued	60	67	120	135
Total	$135	$127	$270	$255

Number of shares issued for services rendered	4,261	4,774	7,999	8,794
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company earns management fee income from the Santa Clara property, in which it has a TIC Interest. The management fee income is presented as part of total income in the Company’s statements of operations. The related Santa Clara asset management fee expense is included as a reduction in the income from unconsolidated investment in a real estate property. Amounts of each for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fee income from TIC Interest	$66	$66	$132	$132
Company’s share in TIC asset management fee expense	$48	$48	$96	$96

NOTE 10. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company’s property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of June 30, 2025, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company’s consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of both June 30, 2025 and December 31, 2024, the Company had obligations to pay $3.0 million for on-site building and tenant improvements to be incurred by tenants.
Legal Matters
From time-to-time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. As of June 30, 2025, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
NOTE 11. OPERATING PARTNERSHIP UNITS
As of June 30, 2025 and December 31, 2024, there were 1,593,328 and 1,249,210 Class C OP Units outstanding that were not held by the Company, which are entitled to distributions, but have limited voting rights. After the Class C OP Units have been outstanding for at least one year, the holder may require the Operating Partnership to exchange all or a portion of such holder’s Clas C OP Units for cash or, at the option of the Company, shares of Class C Common Stock on a one-for-one basis. On March 7, 2025, the Company acquired an industrial property whereby the seller received 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit (see Note 3 for additional information).
On February 3, 2025, the Company entered into the Fourth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”) of the Operating Partnership, to, among other things, incorporate prior amendments to the Third Amended and Restated Partnership Agreement, and designate and set forth the terms of the Class X OP Units. As of June 30, 2025, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees. Class X OP Units generally are entitled to receive the same current distributions that are paid on the Class C OP Units.
Prior to June 30, 2024, the Company had issued three types of units of limited partnership interest in the Operating Partnership (“Class M OP Units,” “Class P OP Units,” and “Class R OP Units”), which were not entitled to distributions and had no voting rights. During the six months ended June 30, 2024, all of the Class M OP Units, Class P OP Units, and Class R OP Units automatically converted to Class C OP Units. Some of these units were then exchanged on a one-for-one basis for the Company's Class C Common Stock.

OP Unit and Stock Compensation Expense
Stock compensation expense for the OP Unit awards and for stock issued to the board of directors for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class P OP Units	$—	$—	$—	$89
Class R OP Units	—	—	—	1,222
Class X OP Units	750	—	1,174	—
OP Units stock compensation expense	750	—	1,174	1,311
Class C Common Stock issued to the board of directors	60	67	120	135
Total stock compensation expense	$810	$67	$1,294	$1,446
As of June 30, 2025, total unrecognized compensation expense related to the Class X OP Unit awards was $12.3 million with a weighted average remaining term of 4.4 years.
Distributions and Allocations
Class C OP Units and Class X OP Units received the following distributions and allocations of net income (loss) during the three and six months ended June 30, 2025 and 2024, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class C and Class X OP Units distributions paid	$728	$569	$1,167	$1,041
Class C and Class X OP Units net (loss) income allocation	$(611)	$(63)	$(611)	$850
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

The following table presents the computation of the Company’s basic earnings (loss) per share attributable to common stockholders and its diluted earnings (loss) per share attributable to common stockholders and noncontrolling interests, which are Class C OP Units for the three and six months ended June 30, 2025 and 2024 (in thousands, except shares/units and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(2,633)	$1,262	$(1,804)	$5,899
Net loss (income) attributable to noncontrolling interest in Operating Partnership (1)	503	(59)	485	(850)
Preferred stock dividends	(796)	(922)	(1,623)	(1,844)
(Loss) gain on repurchases of preferred stock	(13)	—	16	—
Class X OP Unit distributions	(262)	—	(425)	—
Net (loss) income available to common stockholders used in basic net (loss) income per share	(3,201)	281	(3,351)	3,205
Net (loss) income attributable to noncontrolling interest in Operating Partnership	(503)	59	(485)	850
Net (loss) income available to common stockholders and noncontrolling interests used in diluted net (loss) income per share/unit	$(3,704)	$340	$(3,836)	$4,055

Weighted average shares of Common Stock outstanding - basic	10,123,721	9,441,485	10,048,760	9,002,819
Class C OP Units (2)	1,593,328	1,977,630	1,469,750	2,386,287
Weighted average shares and units outstanding - diluted (2)	11,717,049	11,419,115	11,518,510	11,389,106

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.32)	$0.03	$(0.33)	$0.36
(Loss) Earnings per share attributable to common stockholders and Class C OP Units:
Diluted	$(0.32)	$0.03	$(0.33)	$0.36
(1)    Each Class C Common Share and Class C OP Unit have the same participation in earnings (loss). As discussed above, losses are not allocated to the Class X OP Units because they have not vested and do not have a contractual obligation to share in the Company’s losses. As such, net loss attributable to noncontrolling interest in Operating Partnership for the three and six months ended June 30, 2025, represents net loss allocated to Class C OP Units, which is different than the amount presented on the statements of operations and equity for the three month periods that includes net loss allocated to Class X OP Units. Net loss (income) attributable to noncontrolling interest in Operating Partnership for the three month periods is calculated using the three month weighted average shares/units, whereas the net loss (income) attributable to noncontrolling interest in Operating Partnership presented on the statements of operations and equity for the three month periods are calculated for the year-to-date period less the prior quarter’s year-to-date net loss (income) attributable to noncontrolling interest in Operating Partnership, which can result in a different amount.
(2)    Class C OP Units are included in the weighted average shares and units outstanding to calculate diluted earnings (loss) per share as each Class C Common Share and Class C OP Unit have the same participation in earnings (loss). During the three and six months ended June 30, 2025 the weighted average dilutive effect of 895,043 and 710,875 Class X OP Units, respectively, was excluded from diluted earnings (loss) per share attributable to common stockholders and noncontrolling interest as the effect would have been antidilutive. As of June 30, 2025, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees.
NOTE 13. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date these unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On July 15, 2025, the Company paid its Series A Preferred Stock dividends payable of $0.8 million for the second quarter of 2025, which were declared by the Company’s board of directors on May 6, 2025.

On August 5, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the third quarter of 2025, which are scheduled to be paid on October 15, 2025.
Common Stock and OP Unit Distributions

On May 6, 2025, the Company’s board of directors authorized monthly distributions payable of $0.0975 per share, representing an annualized distribution rate of $1.17 per share of common stock, to common stockholders and OP Unit holders of record as of June 30, 2025, which were paid on July 15, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the accompanying unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025.
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

The Company
We primarily generate revenues by leasing properties to industrial manufacturing tenants pursuant to net leases. As of June 30, 2025, our real estate investment portfolio consisted of 43 properties as further described below. The net book value of our real estate investments as of June 30, 2025 was $466.4 million.
Details of our diversified portfolio of 43 operating properties, including one property held for sale and an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), as of June 30, 2025 are as follows:
•    Annual base rent (“ABR”) aggregating $39.0 million, which is calculated based on the next 12 months of contractual monthly base rent as of June 30, 2025;
•    39 industrial properties, which represent approximately 81% of the portfolio (expressed as a percentage of ABR), including the TIC Interest, and four non-core properties which represent approximately 19% of the portfolio by ABR, including one property held for sale;
•29% of the portfolio by ABR is leased by investment grade tenants;
•Weighted average remaining lease term (“WALT”), excluding tenants’ rights to extend leases, of approximately 14.4 years as of June 30, 2025;
•Occupancy rate of 98% based on square footage;
•    Located in 15 states;
•    Leased to 30 different commercial tenants doing business in 13 separate industries;
•    Approximately 4.5 million square feet of aggregate leasable space, including the TIC Interest;
•    An average leasable space per property of approximately 105,000 square feet (approximately 108,000 square feet per industrial property and approximately 76,000 square feet per non-core property); and
•    Outstanding mortgage notes payable balance of $30.6 million for two properties, including one property held for sale, and a credit facility term loan balance of $250.0 million.
During the three months ended June 30, 2025, we did not acquire or dispose of any property.
Recent Events and Uncertainties
There are continuing significant uncertainties in the market in which we operate related to inflation and interest rates, tariffs, supply chain disruptions and negative impacts associated with foreign policy actions implemented by the United States. Volatility in stock and bond markets and particularly the rise in yields on U.S. Treasury securities during the second half of 2024 and through the first seven months of 2025 may negatively impact our operating results, liquidity and sources of borrowings.
We, our tenants and operating partners are impacted by inflation and interest rates. While the rate of inflation has declined from historic highs, inflation remains somewhat elevated and there is continued uncertainty over the future rate of inflation. In January, April and July 2025, the Federal Reserve maintained the current federal funds rate after reducing rates three times in 2024. The Federal Reserve may continue to refrain from reducing interest rates to try to rein in inflation, which could lead to a recession, and would negatively impact our future operating results due to higher borrowing costs on any future borrowing. In addition, sustained elevated inflation rates may negatively impact our longer term leases if contractual rent increases are not sufficient to keep up with market leases.
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

Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from office properties. As of June 30, 2025, we had two leases expiring in the next 12 months: our office property in Issaquah, Washington leased to Costco, which expired on July 31, 2025 and is under contract to be sold to KB Home, as described in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and our office property in San Diego, California leased to Solar Turbines that expires on September 30, 2025.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy and rental rates and cause declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We obtained two lease extensions during 2025, with Fujifilm Dimatix, Inc., extending its lease for ten years from March 17, 2026 to March 16, 2036, and Northrop Gruman Systems Corporation, extending its lease for five years from June 1, 2026 to May 31, 2031, and two lease extensions during 2024; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, the impacts of increases in tariffs by the U.S. and other countries, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. Our Credit Facility (as defined below) includes floating interest rates based on SOFR and our leverage ratio as described below. We entered into new swaps for 2025 that fix the rate of our Term Loan for one year. Our two mortgages with fixed rates do not mature until after October 2029. As a result of the interest rate swap agreements entered into for the year ending December 31, 2025, 100% of our consolidated indebtedness held a weighted average fixed interest rate of 4.27% as long as our leverage ratio is less than 50%.
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
ATM Offering
During the three and six months ended June 30, 2025, the Company sold 35,115 and 133,376 shares, respectively, of Class C Common Stock in the ATM Offering at an average price of $16.02 per share and $15.90 per share, respectively, for proceeds of $0.6 million and $2.1 million, respectively, net of sale commissions. From November 15, 2023 through June 30, 2025, an aggregate of 740,285 shares have been sold in the ATM Offering at an average price of $16.02 per share for aggregate net proceeds of $10.2 million after legal, accounting, investor relations and other offering costs of $1.4 million. As of June 30, 2025, the Company had $38.1 million of shares of Class C Common Stock available for future issuance under the ATM Offering. No shares of Class C Common Stock were sold in the ATM Offering subsequent to June 30, 2025.
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
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio of 48.0% as of June 30, 2025, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points and the interest rate on the Revolver was 6.1625% as of July 31, 2025; however, there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred an immaterial amount of unused fees for the three and six months ended June 30, 2025 and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. On December 27, 2024, we exercised our right to reduce the Revolver to $30.0 million from $150.0 million in order to reduce annual unused fees to less than $0.1 million.
In January 2025, we entered into two new swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on our leverage ratio of 47.6% as of December 31, 2024. We paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the prevailing market rate. We designated the two pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more details). The interest rate was 6.1125% on the Term Loan as of June 30, 2025.
As of June 30, 2025 and December 31, 2024, the outstanding principal balance of our mortgage notes payable secured by two properties, including one held for sale property, was $30.6 million and $30.9 million, respectively. As of each June 30, 2025 and December 31, 2024, the Term Loan outstanding principal balance was $250.0 million and there was no outstanding balance on the Revolver. As of June 30, 2025, our approximate 72.7% pro-rata share of the TIC Interest’s mortgage note payable of $12.2 million was $8.9 million, which is not included in our unaudited condensed consolidated balance sheets in this Quarterly Report on Form 10-Q.
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
Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our two mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of June 30, 2025.

Acquisitions and Dispositions of Real Estate Investments
We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property. We define “weighted average cap rate” for property acquisitions as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property.
Acquisitions
On March 7, 2025, we acquired an industrial property for $6.1 million, consisting of $0.3 million in cash and 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit. The purchase price represents an initial cap rate of 8.00%. The property with a leasable area of 48,589 square feet is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The property contains an adjacent land parcel that has the potential to be developed into additional industrial space. We priced this transaction at an 8.00% initial cap rate based upon a rent increase that occured on July 1, 2025.
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
Dispositions
On February 26, 2025, we completed the sale of our property that is located in Endicott, New York and is leased to New Vision Industries, LLC, a subsidiary of Producto Holdings LLC (“Producto”), for a sales price of $2.4 million. In connection with this sale, the lease for our property in Jamestown, New York with another Producto subsidiary was amended to increase the base rent by $2,500 per month.
Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to our lease agreements, as of June 30, 2025, we had obligations to reimburse $3.0 million for future on-site and tenant improvements expected to be incurred by tenants. We expect that the related improvements will be completed during the 2026 calendar year and will be funded from cash on hand, operating cash flow, offerings of shares of our Class C Common Stock or borrowings under our Credit Facility.
In addition, we have identified approximately $0.4 million of capital expenditures that are expected to be completed in the next 12 months which are not recoverable from tenants with double-net leases. These improvements will be funded from cash on hand or operating cash flows. More information on our properties and investments can be found in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Cash Flow Summary
The following table summarizes our cash flow activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$6,988	$7,697
Net cash provided by investing activities	$288	$14,221
Net cash used in financing activities	$(12,992)	$(6,177)

Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is due to derivative cash settlements received during the six months ended June 30, 2025 that are included in cash provided by investing activities, as described in Note 2, as compared to derivative cash settlements received during the six months ended June 30, 2024 included in cash provided by operating activities, offset by increases in cash rents, accounts payable, and accrued expenses and decreases in general and administrative expenses, tenant receivables, and prepaid expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Cash Flows from Investing Activities
The decrease to net cash provided by investing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to the net proceeds from the sale of two real estate properties aggregating $14.8 million during the six months ended June 30, 2024, as compared to net proceeds from the sale of one real estate property of $2.3 million during the six months ended June 30, 2025. The change also reflects the payment of aggregate premiums of $4.2 million during the six months ended June 30, 2025 to buy down the swaps fixed rate below the prevailing market rate, partially offset by derivative cash settlements of $2.4 million.
Cash Flows from Financing Activities
The increase in net cash used in financing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily reflects the repurchase of Series A Preferred Stock for $6.5 million during the six months ended June 30, 2025. There were no repurchases of Series A Preferred Stock during the six months ended June 30, 2024.
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

The following are the calculations of FFO and AFFO for the three and six months ended June 30, 2025 and 2024 (in thousands, except shares outstanding and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income (in accordance with GAAP)	$(2,633)	$1,262	$(1,804)	$5,899
Preferred stock dividends	(796)	(922)	(1,623)	(1,844)
Net (loss) income attributable to common stockholders and OP Unit holders	(3,429)	340	(3,427)	4,055
FFO adjustments:
Depreciation and amortization of real estate properties	3,828	4,137	7,646	8,270
Amortization of deferred lease incentives	—	2	—	(3)
Depreciation and amortization for unconsolidated investment in a real estate property	189	189	378	379
Impairment of real estate investment property	4,000	—	4,000	—
Gain on sale of real estate investments, net	—	—	(84)	(3,188)
FFO attributable to common stockholders and OP Unit holders	4,588	4,668	8,513	9,513
AFFO adjustments:
Stock compensation expense	810	67	1,294	1,446
Amortization of deferred financing costs	158	221	315	443
Amortization of deferred rents	(1,269)	(1,422)	(2,572)	(3,094)
Amortization of unrealized holding gain, net of unrealized loss on non-designated or ineffective interest rate derivative instruments	(253)	550	(503)	(739)
Amortization of off-market interest rate derivatives and reduction for accrued interest	1,034	—	2,109	—
Amortization of (below) above market lease intangibles, net	(212)	(212)	(424)	(423)
Loss on equity investments	—	5	—	26
Other adjustments for unconsolidated investment in a real estate property	(78)	24	(42)	47
AFFO attributable to common stockholders and OP Unit holders	$4,778	$3,901	$8,690	$7,219

Weighted Average Shares/Units Outstanding:
Fully diluted (1)	12,612,092	11,419,115	12,229,385	11,389,106

FFO Per Share/Unit:
Fully diluted	$0.36	$0.41	$0.70	$0.84

AFFO Per Share/Unit:
Fully diluted	$0.38	$0.34	$0.71	$0.63
(1)     Fully diluted shares/units outstanding includes the weighted average dilutive effect of 1,593,328 Class C OP Units and 895,043 Class X OP Units for the three months ended June 30, 2025, 1,469,750 Class C OP Units and 710,875 Class X OP Units for the six months ended June 30, 2025, and 1,977,630 and 2,386,287 Class C OP Units for the three and six months ended June 30, 2024, respectively. Class X OP Units were excluded from the weighted average shares/units outstanding in calculating earnings (loss) per share for the three and six months ended June 30, 2025 in the unaudited condensed consolidated statements of operations since they were anti-dilutive.

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
Percentage of ABR:

	December 31,				June 30, 2025
	2021	2022	2023	2024
Industrial core	41%	59%	76%	78%	81%
Non-core	59%	41%	24%	22%	19%

WALT (years)	6.1	11.9	14.1	13.8	14.4

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
The following is a breakdown of our income by property type for the six months ended June 30, 2025 (in thousands):

	Industrial Core (1)	Non-Core (2)	Total
Total rental income	$17,815	$5,679	$23,494
Management fee income	$132	$—	$132
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
(iii)    our legacy property leased to Costco located in Issaquah, Washington which offers compelling redevelopment opportunities, following Costco’s lease expiration on July 31, 2025, given its higher density infill location and the fact that the land is zoned to allow for multi-family development. We entered into a purchase and sale agreement for the Costco property with KB Home, a national homebuilder, in January 2024 and the buyer has made $1.7 million of non-refundable deposits as of June 30, 2025 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of the pending sale); and
(iv)    one legacy office properties, including a property leased to Solar Turbines, that we expect to sell after we complete a parcel split to maximize its value.

The following is a breakdown of our assets by property type as of June 30, 2025 (in thousands):

	Industrial Core (1)	Non-Core (2)
Total investments in real estate property	$392,689	$108,251
Accumulated depreciation and amortization	(55,239)	(10,937)
Total real estate investments, net, excluding unconsolidated investment in real estate property	337,450	97,314
Unconsolidated investment in a real estate property (3)	9,262	—
Total real estate investments, net	$346,712	$97,314
Real estate investments held for sale, net	$—	$22,372
Tenant deferred rent and other receivables	$15,223	$5,597
Above-market lease intangibles, net	$1,203	$—
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
Results of Operations
As of June 30, 2025, we owned 43 operating properties, including the TIC Interest. We acquired one operating property in March 2025 and one operating property in July 2024. We sold one industrial property in February 2025 and two properties (one non-core and one industrial) during the first quarter of 2024.
Our results of operations for the three and six months ended June 30, 2025, may not be comparable to those expected for the remainder of 2025 or in future periods.
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Rental Revenue
Rental revenue for three months ended June 30, 2025 and 2024 was $11.8 million and $11.3 million, respectively, including tenant reimbursements of $0.5 million and $0.4 million, respectively. The increase of $0.5 million, or 4%, is primarily due to rental revenue earned from the two properties acquired subsequent to June 30, 2024.
General and Administrative
General and administrative expenses were $1.2 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $0.2 million, or 15%, is primarily due to our reduced headcount from 12 employees to nine employees in April 2025 and our Chief Executive Officer ceased drawing a salary effective April 1, 2025 in connection with his grant of Class X OP Units, which will vest over the next five years.
Stock Compensation
Stock compensation expense was $0.8 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $0.7 million compared to 2024 is due to the Class X OP Units awarded during the six months ended June 30, 2025, as described in Note 11 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation and Amortization
Depreciation and amortization expense was $3.8 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $0.3 million, or 7%, year-over-year is primarily due to no longer recognizing depreciation and amortization expense for the real estate investments of our office property located in Issaquah, Washington leased to Costco Wholesale Corporation upon classifying the property as held for sale as of December 31, 2024.
Property Expenses
Property expenses were $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income. The increase primarily reflects franchise and property tax refunds and credits related to prior years, which were recognized during the three months ended June 30, 2024, slightly offset by a decrease in non-reimbursable repairs and maintenance expenses.
Impairment of real estate investment property
The Company recorded an impairment charge of $4.0 million related to its property and equipment located in Saint Paul, Minnesota during the three months ended June 30, 2025. The Company determined that an impairment charge was required based on current market conditions and represented the excess of the assets' carrying value over the assets’ estimated sale price less estimated selling costs. No impairment charges were recorded during the three months ended June 30, 2024.
Other (Expense) Income
Other expense remained constant at $3.8 million for each of the three months ended June 30, 2025 and 2024 and was primarily comprised of interest expense, net of unrealized gain on interest rate swaps and derivative settlements, of $4.0 million and $4.1 million for three months ended June 30, 2025 and 2024, respectively. The decrease in interest expense, net of derivative cash settlements, of $0.2 million from $2.9 million for three months ended June 30, 2024 to $2.7 million for three months ended June 30, 2025 is due to a decrease in the weighted average fixed rate as set by the respective swap agreements in place from 4.53% at June 30, 2024 to 4.25% at June 30, 2025. Interest expense also reflects the absence in the 2025 period of an unrealized loss of $0.8 million for the three months ended June 30, 2024 related to the valuation of the interest rate swap on the $100.0 million Term Loan that was not designated as a cash flow hedge, and the amortization of off-market interest rate derivatives of $1.0 million for the three months ended June 30, 2025, which increased interest expense.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Rental Revenue
Rental revenue for the six months ended June 30, 2025 and 2024 was $23.5 million and $23.2 million, respectively, including tenant reimbursements of $1.0 million and $1.1 million, respectively. The increase of $0.3 million, or 1%, is primarily due to rental revenue earned from the two properties acquired subsequent to June 30, 2024.
General and Administrative
General and administrative expenses were $3.2 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $0.2 million, or 7%, is primarily due to our reduced headcount from 12 employees to nine employees in April 2025, our Chief Executive Officer ceased drawing a salary effective April 1, 2025 in connection with his grant of Class X OP Units, which will vest over the next five years, and decreases in professional services and insurance expenses, offset by $0.2 million in non-recurring separation pay.

Stock Compensation
Stock compensation expense was $1.3 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $0.1 million, or 10%, compared to 2024 primarily reflects the stock compensation expense for our Class P OP Units and Class R OP Units, which vested at the end of March 2024. Stock compensation expense in 2024 includes $1.2 million for our Class P OP Units and Class R OP Units for the first quarter. Amortization of the stock compensation expense related to our Class P OP Units and Class R OP Units was completed effective with their automatic conversion to Class C OP Units on the last business day of March 2024. Stock compensation expense for the six months ended June 30, 2025, primarily consisted of amortization for the Class X OP Unit awards, as described in Note 11 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $7.6 million and $8.3 million for the six months ended June 30, 2025 and 2024, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $0.7 million, or 8%, year-over-year is primarily due to no longer recognizing depreciation and amortization expense for the real estate investments of our office property located in Issaquah, Washington leased to Costco Wholesale Corporation upon classifying the property as held for sale as of December 31, 2024.
Property Expenses
Property expenses remained constant at $1.7 million for each of the six months ended June 30, 2025 and 2024. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income.
Impairment of real estate investment property
The Company recorded an impairment charge of $4.0 million related to its property and equipment located in Saint Paul, Minnesota during the six months ended June 30, 2025. The Company determined that an impairment charge was required based on current market conditions and represented the excess of the assets' carrying value over the assets’ estimated sale price less estimated selling costs. No impairment charges were recorded during the six months ended June 30, 2024.
Gain on Sale of Real Estate Investments, Net
The gain on sale of real estate investments of $0.1 million for the six months ended June 30, 2025 relates to the sale of our industrial property located in Endicott, New York. The gain on sale of real estate investments of $3.2 million for the six months ended June 30, 2024 relates to the aggregate gain on sale of two properties (one industrial property with a lease expiration at the end of 2024 and one office property).
Other (Expense) Income
Other expense was $7.7 million and $5.9 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $1.9 million that was primarily due to the increase in interest expense of $1.7 million. The increase in interest expense reflects the amortization of off-market interest rate derivatives of $1.8 million for the six months ended June 30, 2025.
Dividends and Distributions
Preferred Dividends
On February 27, 2025 and May 6, 2025, our board of directors declared Series A Preferred Stock dividends payable of $0.8 million for each of the first and second quarters of 2025, which were paid on April 15, 2025 and July 15, 2025, respectively.
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

Distributions generally are declared during the month or two prior to the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The cash distribution rate details are as follows for the distribution periods from January 2025 to September 2025:

Distribution Period	Amount Per Share and Unit Per Month	Declaration Date	Payment Date
2025:
January 1-31	$0.09750	July 31, 2024	January 27, 2025
February 1-28	$0.09750	November 4, 2024	February 25, 2025
March 1-31	$0.09750	November 4, 2024	March 25, 2025
April 1-30	$0.09750	November 4, 2024	April 25, 2025
May 1-31	$0.09750	February 27, 2025	May 15, 2025
June 1-30	$0.09750	February 27, 2025	June 16, 2025
July 1-31	$0.09750	February 27, 2025	July 15, 2025
August 1-31	$0.09750	May 6, 2025	August 15, 2025 (1)
September 1-30	$0.09750	May 6, 2025	September 15, 2025 (1)
October 1-31	$0.09750	May 6, 2025	October 15, 2025 (1)
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
From March 4, 2025 through June 30, 2025, the Company repurchased a total of 275,000 shares of its Series A Preferred Stock, representing 13.8% of shares issued, for a total of $6.5 million at an average cost of $23.74 per share.
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no significant changes to our accounting policies during the three months ended June 30, 2025.
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
Subsequent Events
See Note 13 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for events that occurred subsequent to June 30, 2025 through the filing date of this report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
None.
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on March 4, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Series A Preferred Stock

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2025	70,000	$23.986	70,000	(1)
May 1-31, 2025	—	—	—	(1)
June 1-30, 2025	—	—	—	(1)
Total	70,000	$23.986	70,000	(1)

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
Item 5.    Other Information
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Updates to Federal Income Tax Considerations in Form S-3 Registration Statements

Updates to our discussion of federal income tax considerations are included in Exhibit 99.1 attached hereto, which is incorporated herein by reference. Exhibit 99.1 supplements, supersedes and replaces where inconsistent with, and should be read together with, (i) the disclosure under the heading “Material U.S. Federal Income Tax Considerations” in the prospectus dated June 27, 2025, which is a part of our Registration Statement on Form S-3 (File No. 333-287684), and (ii) the disclosure under the heading “Material U.S. Federal Income Tax Considerations” in the prospectus dated March 4, 2025, which is a part of our Registration Statement on Form S-3 (File No. 333-252321). Our updated discussion addresses recently enacted tax law changes.
Item 6.    Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K)

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Updates to Tax Considerations in Form S-3 Registration Statements
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

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
Raymond J. Pacini
Chief Financial Officer (principal financial officer)
Date: August 6, 2025