Form 10-Q
period 2025-09-30
MODIV INDUSTRIAL, INC.
filed 2025-11-14
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes  ☐   No   ☒
As of October 31, 2025, there were 10,274,997 outstanding shares of the Registrant’s Class C common stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Real estate investments:
Land	$98,175	$98,009
Buildings and improvements	383,020	386,102
Equipment	—	4,429
Tenant origination and absorption costs	13,638	13,194
Total investments in real estate property	494,833	501,734
Accumulated depreciation and amortization	(69,512)	(59,524)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	425,321	442,210
Unconsolidated investment in a real estate property	9,510	9,324
Total real estate investments, net, excluding real estate investments held for sale, net	434,831	451,534
Real estate investments held for sale, net	28,087	22,372
Total real estate investments, net	462,918	473,906
Cash and cash equivalents	8,264	11,530
Restricted cash	1,683	—
Tenant deferred rent and other receivables	22,130	18,460
Above-market lease intangibles, net	1,184	1,240
Prepaid expenses and other assets	2,429	2,693
Interest rate swap derivatives	963	—
Total assets	$499,571	$507,829

Liabilities and Equity
Mortgage notes payable, net	$30,383	$30,777
Credit facility term loan, net	249,360	248,999
Accounts payable, accrued and other liabilities	5,690	4,035
Distributions payable	2,038	1,994
Below-market lease intangibles, net	7,298	7,948
Other liabilities related to real estate investments held for sale	—	26
Total liabilities	294,769	293,779
Commitments and contingencies (Note 10)
7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized; 1,725,000 outstanding as of September 30, 2025 and 2,000,000 outstanding as of December 31, 2024	2	2
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 10,731,450 shares issued and 10,264,131 shares outstanding as of September 30, 2025, and 10,404,211 shares issued and 9,936,892 outstanding as of December 31, 2024	11	10
Additional paid-in-capital	336,286	349,479
Treasury stock, at cost, 467,319 shares held as of each September 30, 2025 and December 31, 2024	(7,112)	(7,112)
Cumulative distributions and net losses	(165,497)	(154,074)
Accumulated other comprehensive income	1,127	1,841
Total Modiv Industrial, Inc. equity	164,817	190,146
Noncontrolling interests in the Operating Partnership	39,985	23,904
Total equity	204,802	214,050
Total liabilities and equity	$499,571	$507,829
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Rental	$11,321	$11,589	$34,815	$34,833
Other property	366	66	498	198
Total revenue	11,687	11,655	35,313	35,031
Expenses:
General and administrative	1,370	1,661	4,565	5,079
Stock compensation	811	75	2,105	1,521
Depreciation and amortization	3,746	4,167	11,392	12,437
Property	916	1,025	2,590	2,703
Impairment of real estate investment property	—	—	4,000	—
Total expenses	6,843	6,928	24,652	21,740
Gain on sale of real estate investments, net	—	172	84	3,360
Operating income	4,844	4,899	10,745	16,651
Other income (expense):
Interest income	38	82	133	404
Dividend income	—	—	—	113
Income from unconsolidated investment in a real estate property	249	75	513	223
Interest expense, net of unrealized gain on interest rate swaps and derivative settlements	(4,054)	(6,104)	(12,118)	(12,514)
Loss on equity investments	—	—	—	(26)
Other expense, net	(3,767)	(5,947)	(11,472)	(11,800)
Net income (loss)	1,077	(1,048)	(727)	4,851
Less: net loss (income) attributable to noncontrolling interests in Operating Partnership	(29)	461	582	(388)
Net income (loss) attributable to Modiv Industrial, Inc.	1,048	(587)	(145)	4,463
Preferred stock dividends	(795)	(922)	(2,418)	(2,766)
Net income (loss) attributable to common stockholders	$253	$(1,509)	$(2,563)	$1,697
Earnings (loss) per share attributable to common stockholders:
Basic	$—	$(0.18)	$(0.33)	$0.19
Earnings (loss) per share attributable to common stockholders and Class C OP Units:
Diluted	$—	$(0.18)	$(0.33)	$0.19
Weighted-average number of common shares outstanding
Basic	10,197,942	9,430,885	10,099,034	9,151,287
Diluted	11,791,270	10,959,030	11,610,429	11,245,080
Distributions declared per common share	$0.2925	$0.2875	$0.8775	$0.8625
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$1,077	$(1,048)	$(727)	$4,851
Other comprehensive income (loss): cash flow hedge adjustments
Amortization of unrealized holding gain on interest rate swap	(256)	(256)	(759)	(762)
Unrealized loss on interest rate derivatives	(1,140)	—	(2,946)	—
Amortization of off-market interest rate derivatives	1,045	—	2,863	—
Total other comprehensive loss	(351)	(256)	(842)	(762)
Comprehensive income (loss)	726	(1,304)	(1,569)	4,089

Comprehensive loss (income) attributable to noncontrolling interest in Operating Partnership	39	497	738	(246)
Comprehensive income (loss) attributable to Modiv Industrial, Inc.	$765	$(807)	$(831)	$3,843
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Three Months Ended September 30, 2025 and 2024
(in thousands, except share data)
(unaudited)

			Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, June 30, 2025	1,725,000	$2	10,614,130	$11	$334,096	(467,319)	$(7,112)	$(162,761)	$1,367	$165,603	$40,612	$206,215
Issuance of common stock - distribution reinvestments	—	—	33,806	—	478	—	—	—	—	478	—	478
ATM offering of common stock, net	—	—	79,415	—	1,083	—	—	—	—	1,083	—	1,083
Stock compensation expense	—	—	4,099	—	60	—	—	—	—	60	—	60
OP Units compensation expense	—	—	—	—	751	—	—	—	—	751	—	751
Repurchase of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared, preferred stock	—	—	—	—	—	—	—	(795)	—	(795)	—	(795)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(2,989)	—	(2,989)	(727)	(3,716)
Net income	—	—	—	—	—	—	—	1,048	—	1,048	29	1,077
Other comprehensive loss	—	—	—	—	—	—	—	—	(283)	(283)	(68)	(351)
Adjustment to noncontrolling interests	—	—	—	—	(182)	—	—	—	43	(139)	139	—
Balance, September 30, 2025	1,725,000	$2	10,731,450	$11	$336,286	(467,319)	$(7,112)	$(165,497)	$1,127	$164,817	$39,985	$204,802

			Class C CS		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, June 30, 2024	2,000,000	$2	9,825,586	$10	$337,781	(343,510)	$(5,291)	$(147,661)	$2,141	$186,982	$38,714	$225,696
Issuance of common stock - distribution reinvestments	—	—	35,029	—	526	—	—	—	—	526	—	526
ATM offering of common stock, net	—	—	157,006	—	2,376	—	—	—	—	2,376	—	2,376
Stock compensation expense	—	—	4,464	—	75	—	—	—	—	75	—	75
Repurchase of CS and Class C OP Units	—	—	—	—	—	(123,809)	(1,821)	—	—	(1,821)	(9,712)	(11,533)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(922)	—	(922)	—	(922)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(2,724)	—	(2,724)	(439)	(3,163)
Net loss	—	—	—	—	—	—	—	(587)	—	(587)	(461)	(1,048)
Other comprehensive loss	—	—	—	—	—	—	—	—	(220)	(220)	(36)	(256)
Adjustment to noncontrolling interests	—	—	—	—	2,459	—	—	—	126	2,585	(2,585)	—
Balance, September 30, 2024	2,000,000	$2	10,022,085	$10	$343,217	(467,319)	$(7,112)	$(151,894)	$2,047	$186,270	$25,481	$211,751
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Nine Months Ended September 30, 2025 and 2024
(in thousands, except share data)
(unaudited)

			Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2024	2,000,000	$2	10,404,211	$10	$349,479	(467,319)	$(7,112)	$(154,074)	$1,841	$190,146	$23,904	$214,050
Issuance of common stock - distribution reinvestments	—	—	102,350	—	1,454	—	—	—	—	1,454	—	1,454
ATM offering of common stock, net	—	—	212,791	1	2,753	—	—	—	—	2,754	—	2,754
Stock compensation expense	—	—	12,098	—	180	—	—	—	—	180	—	180
OP Units compensation expense	—	—	—	—	1,925	—	—	—	—	1,925	—	1,925
Repurchase of preferred stock	(275,000)	—	—	—	(6,546)	—	—	16	—	(6,530)	—	(6,530)
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	5,850	5,850
Dividends declared, preferred stock	—	—	—	—	—	—	—	(2,418)	—	(2,418)	—	(2,418)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(8,876)	—	(8,876)	(2,018)	(10,894)
Net loss	—	—	—	—	—	—	—	(145)	—	(145)	(582)	(727)
Other comprehensive loss	—	—	—	—	—	—	—	—	(686)	(686)	(156)	(842)
Adjustment to noncontrolling interests	—	—	—	—	(12,959)	—	—	—	(28)	(12,987)	12,987	—
Balance, September 30, 2025	1,725,000	$2	10,731,450	$11	$336,286	(467,319)	$(7,112)	$(165,497)	$1,127	$164,817	$39,985	$204,802

			Class C CS		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2023	2,000,000	$2	8,048,110	$8	$292,618	(343,510)	$(5,291)	$(145,552)	$2,658	$144,443	$80,679	$225,122
Issuance of common stock - distribution reinvestments	—	—	109,229	—	1,611	—	—	—	—	1,611	—	1,611
ATM offering of common stock, net	—	—	233,997	—	3,261	—	—	—	—	3,261	—	3,261
Exchange of Class C OP Units to common stock	—	—	1,617,491	2	41,824	—	—	—	(119)	41,707	(41,707)	—
Stock compensation expense	—	—	13,258	—	210	—	—	—	—	210	—	210
OP Units compensation expense	—	—	—	—	1,311	—	—	—	—	1,311	—	1,311
Repurchase of CS and Class C OP Units	—	—	—	—	—	(123,809)	(1,821)	—	—	(1,821)	(9,712)	(11,533)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(2,766)	—	(2,766)	—	(2,766)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(8,039)	—	(8,039)	(1,515)	(9,554)
Net income	—	—	—	—	—	—	—	4,463	—	4,463	388	4,851
Other comprehensive loss	—	—	—	—	—	—	—	—	(620)	(620)	(142)	(762)
Adjustment to noncontrolling interests	—	—	—	—	2,382	—	—	—	128	2,510	(2,510)	—
Balance, September 30, 2024	2,000,000	$2	10,022,085	$10	$343,217	(467,319)	$(7,112)	$(151,894)	$2,047	$186,270	$25,481	$211,751
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(727)	$4,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,392	12,437
Stock compensation expense	2,105	1,521
Amortization of deferred rents	(3,813)	(4,379)
Amortization of deferred financing costs and premium/discount	472	664
Amortization of (below) above market lease intangibles, net	(637)	(635)
Impairment of real estate investment property	4,000	—
Loss on equity investments	—	26
Gain on sale of real estate investments, net	(84)	(3,360)
Amortization of unrealized holding gain and unrealized gain on non-designated or ineffective interest rate derivative instruments	(759)	1,683
Adjustment for receipts from off-market interest rate derivatives	(3,585)	—
Amortization of off-market interest rate derivatives	2,863	—
Income from unconsolidated investment in a real estate property	(513)	(223)
Distributions from unconsolidated investment in a real estate property	327	786
Changes in operating assets and liabilities:
Decrease (increase) in tenant rent and other receivables	346	(197)
Decrease (increase) in prepaid expenses and other assets	397	(629)
(Decrease) increase in accounts payable, accrued and other liabilities	(658)	290
Net cash provided by operating activities	11,126	12,835

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(345)	(5,183)
Improvements to existing real estate investments and other assets	(139)	(1,763)
Net proceeds from sale of real estate investments	2,329	15,023
Net proceeds from sale of investment in common stock	—	652
Purchase deposits applied	150	1,152
Sale deposits	1,983	—
Investments in off-market interest rate derivatives	(4,200)	—
Receipts from off-market interest rate derivatives	3,585	—
Net cash provided by investing activities	3,363	9,881

Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(416)	(188)
Payments of deferred financing costs	(70)	—
Proceeds from offering of common stock, net	2,754	3,261
Repurchases of preferred stock	(6,530)	—
Repurchases of common stock and Class C OP Units	—	(11,534)
Dividends paid to preferred stockholders	(2,544)	(2,765)
Distributions paid to common stockholders and non-controlling interest holders	(9,266)	(7,794)
Net cash used in financing activities	(16,072)	(19,020)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,583)	3,696
Cash, cash equivalents, and restricted cash, beginning of period	11,530	3,129
Cash, cash equivalents, and restricted cash, end of period	$9,947	$6,825

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information:	2025	2024
Cash paid for interest	$9,228	$10,055

Supplemental Schedule of Noncash Investing and Financing Activities:
Distribution of Generation Income Properties, Inc. (“GIPR”) common stock to Class C Common Stock and Class C OP Units	$—	$10,361
Receipt of GIPR common stock in exchange of GIPR preferred stock	$—	$(11,039)
Conversion of Classes M, P and R OP Units to Class C OP Units	$—	$(17,705)
Exchange of Class C OP Units for Class C Common Stock	$—	$59,413
Issuance of Class C OP Units in the acquisition of a real estate investment	$5,850	$—
Reinvested distributions from common stockholders	$1,454	$1,611
(Decrease) increase in accrued distributions	$(43)	$149

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
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 81% and 89% partnership interest in, the Operating Partnership as of September 30, 2025 and December 31, 2024, respectively. The Operating Partnership’s limited partners include holders of Class C Operating Partnership Units (“Class C OP Units”) and Class X Operating Partnership Units (“Class X OP Units”), as described in Note 11.
As of September 30, 2025, the Company’s portfolio of approximately 4.5 million square feet of aggregate leasable space consisted of investments in 43 real estate properties, comprised of 39 industrial properties, which represent approximately 82% of the portfolio (expressed as a percentage of ABR) as of September 30, 2025, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), and four non-core properties, including two held for sale properties, which represent approximately 18% of the portfolio by ABR.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying unaudited condensed consolidated financial statements. Amounts as of December 31, 2024 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025. Please see the Company’s Annual Report for significant accounting policies as the significant accounting policies are consistent with those described in the Annual Report.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of income. The amendment does not change the timing or amount of expense recognized, rather it is intended to provide incremental information about the components of an entity’s expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related notes thereto.

NOTE 3. REAL ESTATE INVESTMENTS
As of September 30, 2025, the Company’s real estate net investment portfolio of $453.4 million consisted of 42 operating properties, excluding the TIC Interest and including two properties held for sale, located in 15 states.
Acquisitions
On March 7, 2025, the Company acquired an industrial property for $6.1 million, consisting of $0.3 million in cash and 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit. The property with a leasable area of 48,589 square feet is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The property contains an adjacent land parcel that has the potential to be developed into additional industrial space. The total acquisition cost, including legal fees and transaction costs, was $6.2 million and was allocated as follows: $1.0 million to land, $4.8 million to buildings and improvements, $0.4 million to tenant origination and absorption costs, and an immaterial amount to below-market lease intangibles. The seller is not affiliated with the Company or its affiliates. The Company recognized $0.1 million and $0.3 million of rental revenue related to this property during the three and nine months ended September 30, 2025, respectively.
There were no acquisitions during the nine months ended September 30, 2024.
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
During the nine months ended September 30, 2024, the Company sold two real estate properties (one non-core office and one industrial) for aggregate contract sales prices of $15.0 million, aggregate gain on sale of $3.2 million and aggregate net proceeds of $14.8 million, net of commissions and closing costs.
Asset Concentration
As of September 30, 2025 and December 31, 2024, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows (dollars in thousands):

	September 30, 2025		December 31, 2024
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$65,467	13.1%	$66,263	13.0%
Rental Income Concentration
During the three and nine months ended September 30, 2025 and 2024, the Company’s rental income concentration (greater than 10% of rental income) was as follows (dollars in thousands):

	Three Months Ended September 30,
	2025		2024
Property and Location	Rental Revenue	Percentage of Total Rental Revenue	Rental Revenue	Percentage of Total Rental Revenue
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$1,662	14.7%	$1,661	14.3%
KIA retail property, Carson, CA	$1,265	11.2%	$1,272	11.0%

	Nine Months Ended September 30,
	2025		2024
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine industrial properties located in: Colorado (three), Ohio (two), Pennsylvania, North Carolina, South Carolina and Florida	$4,984	14.3%	$4,989	14.3%
KIA retail property, Carson, CA	$3,786	10.9%	$3,758	10.8%
Operating Leases
The Company’s real estate properties are primarily leased to tenants under net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections. Except for the property leased to the State of California’s Office of Emergency Services (“OES”) in Rancho Cordova, California, all of the Company’s operating leases contain options to extend the lease term with one to six five- or seven-year extensions or one to two 10-year extensions. The lease with OES includes a purchase option that may be exercised until December 31, 2026.
As of September 30, 2025, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, excluding the TIC Interest, are as follows (in thousands):

Amount
October through December 2025	$9,175
2026	37,282
2027	37,709
2028	38,049
2029	37,430
Thereafter	494,693
$654,338
Intangible Assets, Net Related to the Company’s Real Estate
As of September 30, 2025 and December 31, 2024, intangible assets, net related to the Company’s real estate were as follows (in thousands):

	September 30, 2025			December 31, 2024
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$13,638	$1,560	$(14,408)	$13,194	$1,560	$(14,365)
Accumulated amortization	(9,678)	(376)	7,110	(9,203)	(320)	6,417
Net amount	$3,960	$1,184	$(7,298)	$3,991	$1,240	$(7,948)
Amortization of tenant origination and absorption costs for the three months ended September 30, 2025 and 2024 was $0.2 million and $0.3 million, respectively. Amortization of tenant origination and absorption costs for the nine months ended September 30, 2025 and 2024 was $0.5 million and $0.8 million, respectively. Amortization of above-market lease intangibles for each of the three and nine months ended September 30, 2025 and 2024 was less than $0.1 million. Amortization of below-market lease intangibles for each of the three months ended September 30, 2025 and 2024 was $0.2 million and was $0.7 million for each of the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, amortization of intangible assets for each of the next five years and thereafter is expected to be as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
October through December 2025	$146	$15	$(231)
2026	558	54	(926)
2027	549	54	(926)
2028	529	54	(916)
2029	434	54	(876)
Thereafter	1,744	953	(3,423)
	$3,960	$1,184	$(7,298)

Weighted-average remaining amortization period	8.4 years	21.9 years	8.2 years
Real Estate Investments Held for Sale
As of September 30, 2025, the Company classified two properties as held for sale. In September 2025, the Company listed its industrial property in Saint Paul, Minnesota for sale, and the Company’s office property in Issaquah, Washington formerly leased to Costco Wholesale Corporation (“Costco”) is subject to a purchase and sale agreement, as amended, with KB Home, a national homebuilder, with a sales price of $25.6 million. The buyer exercised its first closing date extension in August 2025 and paid an extension fee of $0.3 million, with 50% applicable to the purchase price, and exercised its second extension in October 2025, paying an extension fee of $0.2 million, none of which is applicable to the purchase price, to extend the closing date to December 15, 2025. The buyer has a third 60-day extension available that could extend the closing date to February 11, 2026, with a nonrefundable extension fee of $0.3 million, none of which is applicable to the purchase price. The buyer is not affiliated with the Company or its affiliates. The total non-refundable deposit was $1.8 million as of September 30, 2025, and the Company assigned its interest in $1.7 million of the deposit to the mortgage lender, which is included in restricted cash in the accompanying condensed consolidated balance sheet, as described in Note 6.
The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Assets related to real estate investments held for sale:
Land, buildings and improvements	$33,710	$27,586
Tenant origination and absorption costs	2,765	2,765
Accumulated depreciation and amortization	(8,388)	(7,979)
Real estate investments held for sale, net	$28,087	$22,372
Liabilities related to real estate investments held for sale:
Other liabilities, net	$—	$26
Impairment Charge
The Company recorded an impairment charge of $4.0 million related to its property and equipment located in Saint Paul, Minnesota during the second quarter of 2025. The Company determined that an impairment charge was required based on current market conditions at the time and represented the excess of the assets' carrying value over the assets’ estimated sale price less estimated selling costs. Impairment estimates can differ materially from actual impairment results once a property is sold and could result in further impairment charges.
NOTE 4. UNCONSOLIDATED INVESTMENT IN A REAL ESTATE PROPERTY
The Company’s unconsolidated investment in a real estate property amounted to $9.5 million and $9.3 million as of September 30, 2025 and December 31, 2024, respectively. The related income from unconsolidated investment in a real estate property amounted to $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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
The Company and the third parties each hold an individual, undivided ownership interest in the Santa Clara property. Undivided ownership interests are arrangements in which two or more parties jointly own the property and the title is held individually to the extent of each party’s interest. Based upon the nature of the Company’s interest, consolidation is not appropriate. As the Santa Clara property is subject to joint control, the Company accounts for its TIC Interest using the equity method. On April 24, 2025, the TIC’s leases with Fujifilm Dimatix, Inc. were amended to extend the leases for ten years from March 17, 2026 to March 16, 2036. The leases, as amended, provide for annual rent escalations of 3.0% and include two seven-year renewal options. The mortgage on this property bears interest at 3.86% and has a maturity date of October 1, 2027.
The following is summarized financial information for the Santa Clara, California property as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Real estate investments, net	$27,293	$27,529
Cash and cash equivalents	309	599
Other assets	75	59
Total assets	$27,677	$28,187
Liabilities:
Mortgage note payable, net	$12,099	$12,337
Below-market lease, net	2,112	2,221
Other liabilities	493	806
Total liabilities	14,704	15,364
Total equity	12,973	12,823
Total liabilities and equity	$27,677	$28,187

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$926	$685	$2,470	$2,067
Operating expenses:
Depreciation and amortization	260	260	780	779
Other expenses	199	193	609	594
Total operating expenses	459	453	1,389	1,373
Operating income	467	232	1,081	694
Interest expense	126	129	377	388
Net income	$341	$103	$704	$306

NOTE 5. OTHER BALANCE SHEET DETAILS
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash, both as reported within the consolidated balance sheets, to the total of the cash, cash equivalents, and restricted cash as reported within the consolidated statements of cash flows, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$8,264	$11,530
Restricted cash	1,683	—
Total	$9,947	$11,530
Tenant Deferred Rent and Other Receivables
As of September 30, 2025 and December 31, 2024, tenant deferred rent and other receivables consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Straight-line rent	$21,934	$18,206
Tenant rent and reimbursements	196	254
Total	$22,130	$18,460
Prepaid Expenses and Other Assets
As of September 30, 2025 and December 31, 2024, prepaid expenses and other assets were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$1,115	$1,213
Construction advances (1)	153	153
Purchase deposits	100	250
Other assets	1,003	1,000
Deferred financing cost on credit facility revolver	58	77
Total	$2,429	$2,693
(1)    The balances as of September 30, 2025 and December 31, 2024 represent advances for improvements to be made to the Lindsay property in Franklinton, North Carolina.

Accounts Payable, Accrued and Other Liabilities
As of September 30, 2025 and December 31, 2024, accounts payable, accrued and other liabilities were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$426	$365
Accrued expenses	1,056	884
Accrued interest payable	174	158
Unearned rent	1,453	2,030
Security deposits	469	469
Sale deposits	1,983	—
Lease incentive obligation	129	129
Total	$5,690	$4,035
NOTE 6. DEBT
Mortgage Notes Payable, Net
As of September 30, 2025 and December 31, 2024, the Company’s mortgage notes payable consisted of the following (dollars in thousands):

Collateral	September 30, 2025	December 31, 2024	Interest Rate (1)	Loan Maturity
Costco property (2)	$18,366	$18,589	4.85%	01/01/2030
Taylor Fresh Foods property	12,136	12,329	3.85%	11/01/2029
Total mortgage notes payable	30,502	30,918
Less unamortized deferred financing costs	(119)	(141)
Mortgage notes payable, net	$30,383	$30,777
(1)Represents the contractual interest rate in effect under the respective mortgage note payable.
(2)The mortgage note includes a 4.0% prepayment penalty, which will be due upon any sale of the property prior to February 1, 2026. The Company has assigned its interest in and released to the mortgage lender the $1.7 million non-refundable purchase deposit (see Note 3), which is included in restricted cash and pledged as additional security for the borrower’s obligations under the loan documents.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable, net, which are Level 3 fair value measurements, reflecting unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable, net	$30,502	$30,383	$28,736	$30,918	$30,777	$27,964
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
The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. Based on the Company’s leverage ratio, the spread over the secured overnight financing rate (“SOFR”), including a 10-basis point credit adjustment, was 185 basis points and the interest rate on the Revolver was 5.9750% on September 30, 2025; however, there was no outstanding balance on the Revolver. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred less than $0.1 million of unused fees for the three and nine months ended September 30, 2025 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.
In January 2025, the Company entered into two swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on the Company’s current leverage ratio. The Company paid aggregate premiums of $4.2 million to buy down the fixed rate below the market rate. The Company designated the two pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 7 for more details). The floating interest rate was 5.9250% on the Term Loan as of September 30, 2025.
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
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of September 30, 2025.
Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of September 30, 2025 (in thousands):

		Credit Facility
	Mortgage Notes Payable	Revolver	Term Loan	Total
October through December 2025	$142	$—	$—	$142
2026	582	—	—	582
2027	608	—	250,000	250,608
2028	635	—	—	635
2029	11,595	—	—	11,595
Thereafter	16,940	—	—	16,940
Total principal	30,502	—	250,000	280,502
Less: deferred financing costs, net	(119)	—	(640)	(759)
Net	$30,383	$—	$249,360	$279,743

Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized loss (gain) on interest rate swaps for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Mortgage notes payable:
Interest expense	$340		$346		$1,025		$1,039
Amortization of deferred financing costs	7		7		22		21
Credit facility:
Interest expense	3,945		4,566		11,685		13,586
Unused commitment fees	19		96		57		286
Amortization and write-off of deferred financing costs	150		214		450		643
Swap derivatives:
Derivative cash settlements	(1,210)	(1)	(1,648)	(3)	(3,585)	(1)	(4,953)	(3)
Amortization of off-market interest rate derivatives	1,045	(1)	—		2,863	(1)	—
Accrued interest from December 31, 2024 to respective swap execution date	—	(1)	—		291	(1)	—
Amortization of unrealized gain on interest rate swap valuation	(256)	(2)	(256)	(2)	(759)	(2)	(762)	(2)
Unrealized loss (gain) on non-designated or ineffective interest rate derivative instruments, net	—		2,679	(4)	—		2,445	(4)
Other	14		100		69		209
Total interest expense	$4,054		$6,104		$12,118		$12,514
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
(4)    Represents the $1.4 million unrealized loss on the valuation of the $150.0 million derivative instrument and the $1.3 million loss on the valuation of the $100.0 million derivative instrument for the three months ended September 30, 2024 and the $2.2 million unrealized loss on the valuation of the $150.0 million derivative instrument and the $0.3 million loss on the valuation of the $100.0 million derivative instrument for the nine months ended September 30, 2024 that were recognized as increases in interest expense.
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
The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of September 30, 2025 (dollars in thousands). There were no derivative instruments as of December 31, 2024.

Interest Rate Derivative Instruments	Number of Instruments	Notional Amount	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap	2	$250,000	USD - SOFR	4.250%	0.3 years
The following table sets forth the fair value of the Company’s derivative instruments under Level 2 measurement, as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (dollars in thousands):

		September 30, 2025		December 31, 2024
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swap	Asset - Interest rate swap derivative, at fair value	2	$963	—	$—
The following is a reconciliation of the premium paid for the two swaps in January 2025 to the derivative balance as of September 30, 2025 (in thousands):

Premiums paid for off-market interest rate derivatives	$4,200
Less: accrued interest from December 31, 2024 to respective swap execution date	(291)
Investments in off-market interest rate derivatives, net of accrued interest	3,909
Change in fair value	(2,946)
Interest rate swap derivatives	$963
The two swap agreements were designated as cash flow hedges for financial accounting purposes and therefore the change in fair value of $2.9 million from the swap execution dates to September 30, 2025 was recorded as accumulated other comprehensive income in the Company's unaudited condensed balance sheet as of September 30, 2025.
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
As a result, the net change in fair value of the first Term Loan swap was recorded as a component of interest expense with any losses resulting in an increase to interest expense and any gains resulting in a decrease to interest expense. The Company recognized $1.4 million and $2.2 million of unrealized losses on the valuation of the $150.0 million derivative instrument for the three and nine months ended September 30, 2024, respectively.
Due to the $150.0 million derivative instrument’s failure to qualify as a cash flow hedge, the unrealized gain on interest rate swap derivative of $4.1 million as of December 30, 2022 (recorded in the Company’s financial statements as follows: (i) $3.5 million of accumulated other comprehensive income and (ii) $0.6 million of noncontrolling interest in operating partnership), is being amortized on a straight-line basis as a reduction to interest expense through the maturity date of the Credit Facility. There is no income tax expense resulting from this amortization. During each of the three months ended September 30, 2025 and 2024, interest expense was reduced by $0.3 million and during each of the nine months ended September 30, 2025 and 2024, interest expense was reduced by $0.8 million for amortization of the unrealized gain on this swap previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership.

As of September 30, 2025, the Company’s unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company’s unaudited condensed consolidated balance sheet amounted to $1.3 million. The Company estimates that $1.0 million of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company’s accompanying unaudited condensed consolidated statements of operations over the next twelve months.
The interest rate swap derivative on the additional $100.0 million Term Loan was not designated as a cash flow hedge for financial accounting purposes. The $1.3 million unrealized gain in the valuation of the derivative instrument for the three months ended September 30, 2024 and the $0.3 million unrealized gain for the nine months ended September 30, 2024 were recognized as a decrease to interest expense in the Company’s accompanying unaudited condensed consolidated statements of operations.
NOTE 8. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to $50.0 million shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company issued 2.0 million shares of its authorized preferred stock. As of September 30, 2025 and December 31, 2024, 1.7 million and 2.0 million shares of authorized Series A Preferred Stock were issued and outstanding, respectively.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company’s Class C Common Stock have not been met as of September 30, 2025.
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
On February 27, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2025, which was paid on April 15, 2025. On May 6, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the second quarter of 2025, which was paid on July 15, 2025. On August 5, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the third quarter of 2025, which were paid on October 15, 2025.
Preferred Stock Repurchase Program
On March 4, 2025, the Company’s board of directors authorized the Company to repurchase shares of its Series A Preferred Stock up to an aggregate amount not to exceed the aggregate amount of proceeds from sales of the Company’s Class C Common Stock during the trailing twelve month period (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases, block purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Repurchase Program expires on December 31, 2026, and it may be suspended or discontinued at any time. From March 4, 2025 through September 30, 2025, the Company repurchased a total of 275,000 shares of its Series A Preferred Stock, representing 13.8% of shares issued, for a total of $6.5 million at an average cost of $23.74 per share.
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
On May 30, 2025, the Company filed a Registration Statement on Form S-3 (File No. 333-287684) to issue and sell from time to time, together or separately, the following securities at an aggregate public offering price that will not exceed $250.0 million: Class C Common Stock, preferred stock, warrants, rights and units. The Form S-3 became effective on June 27, 2025 and the Company filed a prospectus supplement for the Company’s ATM Offering on August 7, 2025.
During the three and nine months ended September 30, 2025, the Company sold 79,415 and 212,791 shares, respectively, of Class C Common Stock in the ATM Offering at an average price of $15.27 per share and $15.66 per share, respectively, for proceeds of $1.2 million and $3.3 million, respectively, net of sale commissions. From November 15, 2023 through September 30, 2025, an aggregate of 819,700 shares have been sold in the ATM Offering at an average price of $15.95 per share for aggregate net proceeds of $11.3 million after legal, accounting, investor relations and other offering costs of $1.4 million. As of September 30, 2025, the Company had $36.9 million of shares of Class C Common Stock available for future issuance under the ATM Offering.
Common Stock Distributions
On November 4, 2024, the Company’s board of directors authorized a 1.7% increase in the annual distribution rate from $1.15 per share to $1.17 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 31, 2025. Aggregate distributions declared per share of Class C Common Stock were $0.2925 and $0.2875 for the three months ended September 30, 2025 and 2024, respectively, and $0.8775 and $0.8625 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board services for the three and nine months ended September 30, 2025 and 2024, are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Payments for services rendered	$75	$63	$225	$183
Value of shares of Class C Common Stock issued	60	75	180	210
Total	$135	$138	$405	$393

Number of shares issued for services rendered	4,099	4,464	12,098	13,258
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company earns management fee income from the Santa Clara property, in which it has a TIC Interest. The management fee income is presented as part of other property revenue in the Company’s statements of operations. The related Santa Clara asset management fee expense is included as a reduction in the income from unconsolidated investment in a real estate property. Amounts of each for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fee income from TIC Interest	$66	$66	$198	$198
Company’s share in TIC asset management fee expense	$48	$48	$144	$144
NOTE 10. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company’s property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of September 30, 2025, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company’s consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of both September 30, 2025 and December 31, 2024, the Company had obligations to pay $2.2 million for on-site building and tenant improvements to be incurred by tenants.
Legal Matters
From time-to-time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. As of September 30, 2025, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 11. OPERATING PARTNERSHIP UNITS
As of September 30, 2025 and December 31, 2024, there were 1,593,328 and 1,249,210 Class C OP Units outstanding that were not held by the Company, which are entitled to distributions, but have limited voting rights. After the Class C OP Units have been outstanding for at least one year, the holder may require the Operating Partnership to exchange all or a portion of such holder’s Class C OP Units for cash or, at the option of the Company, shares of Class C Common Stock on a one-for-one basis. On March 7, 2025, the Company acquired an industrial property whereby the seller received 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit (see Note 3 for additional information).
On February 3, 2025, the Company entered into the Fourth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”) of the Operating Partnership, to, among other things, incorporate prior amendments to the Third Amended and Restated Partnership Agreement, and designate and set forth the terms of the Class X OP Units. As of September 30, 2025, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees. Class X OP Units generally are entitled to receive the same current distributions that are paid on the Class C OP Units.
Prior to September 30, 2024, the Company had issued three types of units of limited partnership interest in the Operating Partnership (“Class M OP Units,” “Class P OP Units,” and “Class R OP Units”), which were not entitled to distributions and had no voting rights. During the nine months ended September 30, 2024, all of the Class M OP Units, Class P OP Units, and Class R OP Units automatically converted to Class C OP Units. Some of these units were then exchanged on a one-for-one basis for the Company's Class C Common Stock.
OP Unit and Stock Compensation Expense
Stock compensation expense for the OP Unit awards and for stock issued to the board of directors for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class P OP Units	$—	$—	$—	$89
Class R OP Units	—	—	—	1,222
Class X OP Units	751	—	1,925	—
OP Units stock compensation expense	751	—	1,925	1,311
Class C Common Stock issued to the board of directors	60	75	180	210
Total stock compensation expense	$811	$75	$2,105	$1,521
As of September 30, 2025, total unrecognized compensation expense related to the Class X OP Unit awards was $11.5 million with a weighted average remaining term of 4.1 years.
Distributions and Allocations
Class C OP Units and Class X OP Units received the following distributions and allocations of net income (loss) during the three and nine months ended September 30, 2025 and 2024, as follows (in thousands):

	Three Months Ended September 30, 2025		Nine Months Ended September 30,
	2025	2024	2025	2024
Class C and Class X OP Units distributions paid	$727	$502	$1,894	$1,543
Class C and Class X OP Units net income (loss) allocation	$29	$(461)	$(582)	$388
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
The following table presents the computation of the Company’s basic earnings (loss) per share attributable to common stockholders and its diluted earnings (loss) per share attributable to common stockholders and noncontrolling interests, which are Class C OP Units for the three and nine months ended September 30, 2025 and 2024 (in thousands, except shares/units and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,077	$(1,048)	$(727)	$4,851
Net (income) loss attributable to noncontrolling interest in Operating Partnership (1)	(1)	275	494	(388)
Preferred stock dividends	(795)	(922)	(2,418)	(2,766)
Gain on repurchases of preferred stock	—	—	16	—
Class X OP Unit distributions	(261)	—	(686)	—
Net income (loss) available to common stockholders used in basic net income (loss) per share	20	(1,695)	(3,321)	1,697
Net income (loss) attributable to noncontrolling interest in Operating Partnership	1	(275)	(494)	388
Net income (loss) available to common stockholders and noncontrolling interests used in diluted net income (loss) per share/unit	$21	$(1,970)	$(3,815)	$2,085

Weighted average shares of Common Stock outstanding - basic	10,197,942	9,430,885	10,099,034	9,151,287
Class C OP Units (2)	1,593,328	1,528,145	1,511,395	2,093,793
Weighted average shares and units outstanding - diluted (2)	11,791,270	10,959,030	11,610,429	11,245,080

Earnings (loss) per share attributable to common stockholders:
Basic	$—	$(0.18)	$(0.33)	$0.19
Earnings (loss) per share attributable to common stockholders and Class C OP Units:
Diluted	$—	$(0.18)	$(0.33)	$0.19
(1)    Each Class C Common Share and Class C OP Unit have the same participation in earnings (loss). As discussed above, losses are not allocated to the Class X OP Units because they have not vested and do not have a contractual obligation to share in the Company’s losses. As such, net income (loss) attributable to noncontrolling interest in Operating Partnership for the three and nine months ended September 30, 2025, represents net loss allocated to Class C OP Units, which is different than the amount presented on the statements of operations and equity for the three month periods that includes net loss allocated to Class X OP Units. Net income (loss) attributable to noncontrolling interest in Operating Partnership for the three month periods is calculated using the three month weighted average shares/units, whereas the net income (loss) attributable to noncontrolling interest in Operating Partnership presented on the statements of operations and equity for the three month periods are calculated for the year-to-date period less the prior quarter’s year-to-date net income (loss) attributable to noncontrolling interest in Operating Partnership, which can result in a different amount.
(2)    Class C OP Units are included in the weighted average shares and units outstanding to calculate diluted earnings (loss) per share as each Class C Common Share and Class C OP Unit have the same participation in earnings (loss). During the three and nine months ended September 30, 2025 the weighted average dilutive effect of 895,043 and 772,938 Class X OP Units, respectively, was excluded from diluted earnings (loss) per share attributable to common stockholders and noncontrolling interest as the effect would have been antidilutive. As of September 30, 2025, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees.

NOTE 13. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date these unaudited condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On October 15, 2025, the Company paid its Series A Preferred Stock dividends payable of $0.8 million for the third quarter of 2025, which were declared by the Company’s board of directors on August 5, 2025.
On November 12, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the fourth quarter of 2025, which are scheduled to be paid on January 15, 2026.
Common Stock and OP Unit Distributions
On May 6, 2025, the Company’s board of directors authorized monthly distributions payable of $0.0975 per share, representing an annualized distribution rate of $1.17 per share of common stock, to common stockholders and OP Unit holders of record as of September 30, 2025, which were paid on October 15, 2025.
On October 7, 2025, the Company’s board of directors authorized monthly distributions payable to common stockholders and OP Unit holders of record as of October 31, 2025, which were paid on November 14, 2025. On October 7, 2025, the Company’s board of directors authorized monthly distributions payable to common stockholders and OP Unit holders of record as of November 28, 2025 and December 31, 2025, which will be paid on or about December 15, 2025 and January 15, 2026, respectively. The monthly distribution amount of $0.097500 per share represents an annualized distribution rate of $1.17 per share of common stock.

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

The Company
We primarily generate revenues by leasing properties to industrial manufacturing tenants pursuant to net leases. As of September 30, 2025, our real estate investment portfolio consisted of 43 properties as further described below. The net book value of our real estate investments as of September 30, 2025 was $462.9 million.
Details of our diversified portfolio of 43 operating properties, including two properties held for sale and an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”), as of September 30, 2025 are as follows:
•    Annual base rent (“ABR”) aggregating $38.9 million, which is calculated based on the next 12 months of contractual monthly base rent as of September 30, 2025;
•    39 industrial properties, which represent approximately 82% of the portfolio (expressed as a percentage of ABR), including the TIC Interest and one property held for sale, and four non-core properties which represent approximately 18% of the portfolio by ABR, including one property held for sale;
•28% of the portfolio by ABR is leased by investment grade tenants;
•Weighted average remaining lease term (“WALT”), excluding tenants’ rights to extend leases, of approximately 14.2 years as of September 30, 2025;
•Occupancy rate of 96% based on square footage;
•    Located in 15 states;
•    Leased to 27 different commercial tenants doing business in 12 separate industries;
•    Approximately 4.5 million square feet of aggregate leasable space, including the TIC Interest;
•    An average leasable space per property of approximately 105,000 square feet (approximately 108,000 square feet per industrial property and approximately 76,000 square feet per non-core property); and
•    Outstanding mortgage notes payable balance of $30.5 million for two properties, including one property held for sale, and a credit facility term loan balance of $250.0 million.
During the three months ended September 30, 2025, we did not acquire or dispose of any property.
Recent Events and Uncertainties
There are continuing significant uncertainties in the market in which we operate related to inflation and interest rates, tariffs, supply chain disruptions and negative impacts associated with foreign policy actions implemented by the United States. Volatility in stock and bond markets, and particularly yields on U.S. Treasury securities, may negatively impact our operating results, liquidity and sources of borrowings.
We, our tenants and operating partners are impacted by inflation and interest rates. While the rate of inflation has declined from historic highs, inflation remains elevated and there is continued uncertainty over the future rate of inflation and interest rates. While the Federal Reserve reduced rates in September and October 2025, the Federal Reserve may refrain from reducing interest rates further to try to rein in inflation, which could lead to a recession, and would negatively impact our future operating results due to higher borrowing costs. In addition, sustained elevated inflation rates may negatively impact our longer term leases if contractual rent increases are not sufficient to keep up with market leases.
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
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from office properties. During the three months ended September 30, 2025, two leases expired: our office property in Issaquah, Washington formerly leased to Costco, which expired on July 31, 2025 and is under contract to be sold to KB Home, as described in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and our office property in San Diego, California formerly leased to Solar Turbines that expired on September 30, 2025.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy and rental rates and cause declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We obtained two lease extensions during 2025, with Fujifilm Dimatix, Inc. extending its lease for ten years from March 17, 2026 to March 16, 2036, and Northrop Gruman Systems Corporation extending its lease for five years from June 1, 2026 to May 31, 2031, and two lease extensions during 2024; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, the impacts of increases in tariffs by the U.S. and other countries, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. Our Credit Facility (as defined below) includes floating interest rates based on SOFR and our leverage ratio as described below. We entered into new swaps for 2025 that fix the rate of our Term Loan for one year. Our two mortgages with fixed rates do not mature until after October 2029. As a result of the interest rate swap agreements entered into for the year ending December 31, 2025, 100% of our consolidated indebtedness held a weighted average fixed interest rate of 4.27% as long as our leverage ratio is less than 50%. We expect to enter into interest rate swaps for 2026 and beyond.
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
ATM Offering
During the three and nine months ended September 30, 2025, the Company sold 79,415 and 212,791 shares, respectively, of Class C Common Stock in the ATM Offering at an average price of $15.27 per share and $15.66 per share, respectively, for proceeds of $1.2 million and $3.3 million, respectively, net of sale commissions. From November 15, 2023 through September 30, 2025, an aggregate of 819,700 shares have been sold in the ATM Offering at an average price of $15.95 per share for aggregate net proceeds of $11.3 million after legal, accounting, investor relations and other offering costs of $1.4 million. As of September 30, 2025, the Company had $36.9 million of shares of Class C Common Stock available for future issuance under the ATM Offering. No shares of Class C Common Stock were sold in the ATM Offering subsequent to September 30, 2025.
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
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio of 47.7% as of September 30, 2025, the spread over SOFR, including a 10-basis point credit adjustment, is 185 basis points and the interest rate on the Revolver was 6.10% as of October 31, 2025; however, there was no outstanding balance on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred less than $0.1 million of unused fees for each of the three and nine months ended September 30, 2025 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. On December 27, 2024, we exercised our right to reduce the Revolver to $30.0 million from $150.0 million in order to reduce annual unused fees to less than $0.1 million.
In January 2025, we entered into two new swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on our leverage ratio of 47.6% as of December 31, 2024. We paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the prevailing market rate. We designated the two pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 7 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more details). The interest rate on the Term Loan was 5.9250% as of September 30, 2025, which was partially offset by the interest rate swaps.
As of September 30, 2025 and December 31, 2024, the outstanding principal balance of our mortgage notes payable secured by two properties, including one held for sale property, was $30.5 million and $30.9 million, respectively. As of each September 30, 2025 and December 31, 2024, the Term Loan outstanding principal balance was $250.0 million and there was no outstanding balance on the Revolver. As of September 30, 2025, our approximate 72.7% pro-rata share of the TIC Interest’s mortgage note payable of $12.1 million was $8.8 million, which is not included in our unaudited condensed consolidated balance sheets in this Quarterly Report on Form 10-Q.
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

Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our two mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of September 30, 2025.
Acquisitions and Dispositions of Real Estate Investments
We define “initial cap rate” for property acquisitions as the initial annual cash rent divided by the purchase price of the property. We define “weighted average cap rate” for property acquisitions as the average annual cash rent including rent escalations over the lease term, divided by the purchase price of the property.
Acquisitions
On March 7, 2025, we acquired an industrial property for $6.1 million, consisting of $0.3 million in cash and 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit. The purchase price represents an initial cap rate of 8.00%. The property with a leasable area of 48,589 square feet is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The property contains an adjacent land parcel that has the potential to be developed into additional industrial space. We priced this transaction at an 8.00% initial cap rate based upon a rent increase that occurred on July 1, 2025.
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
Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to our lease agreements, as of September 30, 2025, we had obligations to reimburse $2.2 million for future on-site and tenant improvements expected to be incurred by tenants. We expect that the related improvements will be completed during the 2026 calendar year and will be funded from cash on hand, operating cash flow, offerings of shares of our Class C Common Stock or borrowings under our Credit Facility.
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
Cash Flow Summary
The following table summarizes our cash flow activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$11,126	$12,835
Net cash provided by investing activities	$3,363	$9,881
Net cash used in financing activities	$(16,072)	$(19,020)

Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is due to excluding derivative cash settlements received during the nine months ended September 30, 2025 from cash provided from operating activities since they are included in cash provided by investing activities, as described in Note 2, while derivative cash settlements received during the nine months ended September 30, 2024 are included in cash provided by operating activities. This decrease was partially offset by increases in cash rents and decreases in general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Cash Flows from Investing Activities
The decrease in net cash provided by investing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily reflects net proceeds from the sale of one real estate property of $2.3 million during the nine months ended September 30, 2025 compared to net proceeds from the sale of two real estate properties and a land parcel aggregating $15.0 million during the nine months ended September 30, 2024, partially offset by a $5.2 million property acquisition in the prior year period. The change also reflects the payment of aggregate premiums of $4.2 million during the nine months ended September 30, 2025 to buy down the swaps fixed rate below the prevailing market rate, partially offset by derivative cash settlements of $3.6 million and receipt of the $1.8 million non-refundable deposit from KB Home during the nine months ended September 30, 2025, as described in Note 3.
Cash Flows from Financing Activities
The decrease in net cash used in financing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily reflects the repurchase of Class C Common Stock and Class C OP Units for $11.5 million during the nine months ended September 30, 2024, partially offset by the repurchase of Series A Preferred Stock for $6.5 million during the nine months ended September 30, 2025 and an increase in distributions paid to common stockholders and non-controlling interest holders.
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

The following are the calculations of FFO and AFFO for the three and nine months ended September 30, 2025 and 2024 (in thousands, except shares outstanding and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) (in accordance with GAAP)	$1,077	$(1,048)	$(727)	$4,851
Preferred stock dividends	(795)	(922)	(2,418)	(2,766)
Net income (loss) attributable to common stockholders and OP Unit holders	282	(1,970)	(3,145)	2,085
FFO adjustments:
Depreciation and amortization of real estate properties	3,746	4,167	11,392	12,437
Amortization of deferred lease incentives	—	2	—	—
Depreciation and amortization for unconsolidated investment in a real estate property	189	189	567	567
Impairment of real estate investment property	—	—	4,000	—
Gain on sale of real estate investments, net	—	(172)	(84)	(3,360)
FFO attributable to common stockholders and OP Unit holders	4,217	2,216	12,730	11,729
AFFO adjustments:
Stock compensation expense	811	75	2,105	1,521
Amortization of deferred financing costs	157	221	472	664
Abandoned pursuit costs	126	239	126	239
Amortization of deferred rents	(1,241)	(1,285)	(3,813)	(4,379)
Amortization of unrealized holding gain, net of unrealized loss on non-designated or ineffective interest rate derivative instruments	(256)	2,423	(759)	1,683
Amortization of off-market interest rate derivatives and reduction for accrued interest	1,045	—	3,154	—
Amortization of (below) above market lease intangibles, net	(213)	(212)	(637)	(635)
Loss on equity investments	—	—	—	26
Other adjustments for unconsolidated investment in a real estate property	(135)	25	(177)	71
AFFO attributable to common stockholders and OP Unit holders	$4,511	$3,702	$13,201	$10,919

Weighted Average Shares/Units Outstanding:
Fully diluted (1)	12,686,313	10,959,030	12,383,368	11,245,080

FFO Per Share/Unit:
Fully diluted	$0.33	$0.20	$1.03	$1.04

AFFO Per Share/Unit:
Fully diluted	$0.36	$0.34	$1.07	$0.97
(1)     Fully diluted shares/units outstanding includes the weighted average dilutive effect of 1,593,328 Class C OP Units and 895,043 Class X OP Units for the three months ended September 30, 2025, 1,511,395 Class C OP Units and 772,939 Class X OP Units for the nine months ended September 30, 2025, and 1,528,145 and 2,093,793 Class C OP Units for the three and nine months ended September 30, 2024, respectively. Class X OP Units were excluded from the weighted average shares/units outstanding in calculating earnings (loss) per share for the three and nine months ended September 30, 2025 in the unaudited condensed consolidated statements of operations since they were anti-dilutive.

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
Percentage of ABR:

	December 31,				September 30,
	2021	2022	2023	2024	2025
Industrial core	41%	59%	76%	78%	82%
Non-core	59%	41%	24%	22%	18%

WALT (years)	6.1	11.9	14.1	13.8	14.2
Since the public listing of our Class C Common Stock in February 2022, we have repositioned the composition of our portfolio toward a primary focus of industrial assets, specifically those supporting domestic manufacturing. The implementation of this recycling incorporated both the reduction of our non-core properties and the active acquisition of industrial manufacturing properties. Over the past three years, we have instituted a material reconstitution of our portfolio allocation and, barring compelling investment reasons to the contrary, will continue to opportunistically reduce our non-core exposure over time.
The following is a breakdown of our revenue by property type for the nine months ended September 30, 2025 (in thousands):

	Industrial Core (1)	Non-Core (2)	Total
Rental	$26,802	$8,013	$34,815
Other property	$498	$—	$498
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
(iii)    our legacy property formerly leased to Costco in Issaquah, Washington which is subject to a purchase and sale agreement with KB Home, a national homebuilder. The buyer has made $1.8 million of non-refundable deposits as of September 30, 2025 (see Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of the pending sale); and
(iv)    one legacy office property formerly leased to Solar Turbine in San Diego, California, that we expect to sell after we complete a parcel split to maximize its value.

The following is a breakdown of our assets by property type as of September 30, 2025 (in thousands):

	Industrial Core (1)	Non-Core (2)
Total investments in real estate property	$386,564	$108,269
Accumulated depreciation and amortization	(58,069)	(11,443)
Total real estate investments, net, excluding unconsolidated investment in real estate property	328,495	96,826
Unconsolidated investment in a real estate property	9,510	—
Total real estate investments, net	$338,005	$96,826
Real estate investments held for sale, net	$5,715	$22,372
Tenant deferred rent and other receivables	$16,521	$5,609
Above-market lease intangibles, net	$1,184	$—
Restricted cash	$—	$1,683,000
(1)    See footnote (1) above
(2)    See footnote (2) above.
We have one mortgage secured by an industrial core property and one mortgage secured by a non-core property, which is under contract to be sold. The equity of each special purpose subsidiary that owns our other properties is pledged as collateral under our Credit Facility or the properties are unencumbered. See details of mortgage debt in Note 6 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Results of Operations
As of September 30, 2025, we owned 43 operating properties, including the TIC Interest. We acquired one operating property in March 2025 and one operating property in July 2024. We sold one industrial property in February 2025 and two properties (one non-core and one industrial) during the first quarter of 2024.
Our results of operations for the three and nine months ended September 30, 2025, may not be comparable to those expected for the remainder of 2025 or in future periods.
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Rental Revenue
Rental revenue for three months ended September 30, 2025 and 2024 was $11.3 million and $11.6 million, respectively, including tenant reimbursements of $0.4 million and $0.5 million, respectively. The decrease of $0.3 million, or 2%, was primarily due to Costco’s lease expiration on July 31, 2025.
General and Administrative
General and administrative expenses were $1.4 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.3 million, or 18%, was primarily due to our reduced headcount from 12 employees to nine employees in April 2025 and our Chief Executive Officer ceased drawing a salary effective April 1, 2025 in connection with his grant of Class X OP Units, which will vest over the next five years.
Stock Compensation
Stock compensation expense was $0.8 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.7 million compared to 2024 was due to the Class X OP Units awarded during the nine months ended September 30, 2025, as described in Note 11 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation and Amortization
Depreciation and amortization expense was $3.7 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $0.4 million, or 10%, period-over-period was primarily due to no longer recognizing depreciation and amortization expense for the real estate investments of our office property in Issaquah, Washington formerly leased to Costco upon classifying the property as held for sale as of December 31, 2024.
Property Expenses
Property expenses remained relatively constant at $0.9 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income.
Other (Expense) Income
Other expense was $3.8 million and $5.9 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was primarily due to $2.7 million of losses on non-designated or ineffective interest rate derivative instruments for the three months ended September 30, 2024 related to swap agreements that were terminated on December 31, 2024. No such losses were recorded during three months ended September 30, 2025. The decrease was also due to a decrease in the weighted average fixed rate as set by the respective swap agreements in place from 4.53% at September 30, 2024 to 4.25% at September 30, 2025. These decreases were partially offset by the amortization of off-market interest rate derivatives of $1.0 million for the three months ended September 30, 2025, which increased interest expense.
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Rental Revenue
Rental revenue remained constant for the nine months ended September 30, 2025 and 2024 at $34.8 million, which included tenant reimbursements of $1.3 million and $1.5 million, respectively.
General and Administrative
General and administrative expenses were $4.6 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $0.5 million, or 10%, was primarily due to our reduced headcount from 12 employees to nine employees in April 2025, our Chief Executive Officer ceased drawing a salary effective April 1, 2025 in connection with his grant of Class X OP Units, which will vest over the next five years, and decreases in professional services and insurance expenses, partially offset by $0.2 million in non-recurring separation pay.
Stock Compensation
Stock compensation expense was $2.1 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.6 million, or 38%, compared to 2024 was due to the Class X OP Units awarded during the nine months ended September 30, 2025, as described in Note 11 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Stock compensation expense in 2024 included $1.3 million for our Class P OP Units and Class R OP Units, which vested and automatically converted to Class C OP Units on the last business day of March 2024.
Depreciation and Amortization
Depreciation and amortization expense was $11.4 million and $12.4 million for the nine months ended September 30, 2025 and 2024, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $1.0 million, or 8%, period-over-period was primarily due to no longer recognizing depreciation and amortization expense for the real estate investments of our office property in Issaquah, Washington formerly leased to Costco upon classifying the property as held for sale as of December 31, 2024.

Property Expenses
Property expenses remained relatively constant at $2.6 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income.
Impairment of real estate investment property
The Company recorded an impairment charge of $4.0 million related to its property and equipment located in Saint Paul, Minnesota during the nine months ended September 30, 2025. The Company determined that an impairment charge was required based on current market conditions and represented the excess of the assets' carrying value over the assets’ estimated sale price less estimated selling costs. No impairment charges were recorded during the nine months ended September 30, 2024.
Gain on Sale of Real Estate Investments, Net
The gain on sale of real estate investments of $0.1 million for the nine months ended September 30, 2025 related to the sale of our industrial property located in Endicott, New York. The gain on sale of real estate investments of $3.4 million for the nine months ended September 30, 2024 related to the aggregate gain on sale of two properties (one industrial property with a lease expiration at the end of 2024 and one office property).
Other (Expense) Income
Other expense was $11.5 million and $11.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily due to $2.4 million of losses on non-designated or ineffective interest rate derivative instruments for the nine months ended September 30, 2024 related to swap agreements that were terminated on December 31, 2024. No such losses were recorded during nine months ended September 30, 2025. The decrease was also due to a decrease in the weighted average fixed rate as set by the respective swap agreements in place from 4.53% at September 30, 2024 to 4.25% at September 30, 2025. These decreases were partially offset by the amortization of off-market interest rate derivatives of $2.9 million for the nine months ended September 30, 2025, which increased interest expense.
Dividends and Distributions
Preferred Dividends
On February 27, 2025, May 6, 2025 and August 5, 2025, our board of directors declared Series A Preferred Stock dividends payable of $0.8 million for each of the first, second and third quarters of 2025, which were paid on April 15, 2025, July 15, 2025 and October 15, 2025, respectively.
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

Distributions generally are declared during the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The cash distribution rate details are as follows for the distribution periods from January 2025 to December 2025:

Distribution Period	Amount Per Share and Unit Per Month	Declaration Date	Payment Date
2025:
January 1-31	$0.09750	November 4, 2024	February 25, 2025
February 1-28	$0.09750	November 4, 2024	March 25, 2025
March 1-31	$0.09750	November 4, 2024	April 25, 2025
April 1-30	$0.09750	February 27, 2025	May 15, 2025
May 1-31	$0.09750	February 27, 2025	June 16, 2025
June 1-30	$0.09750	February 27, 2025	July 15, 2025
July 1-31	$0.09750	May 6, 2025	August 15, 2025
August 1-31	$0.09750	May 6, 2025	September 15, 2025
September 1-30	$0.09750	May 6, 2025	October 15, 2025
October 1-31	$0.09750	October 7, 2025	November 14, 2025
November 1-30	$0.09750	October 7, 2025	December 15, 2025 (1)
December 1-31	$0.09750	October 7, 2025	January 15, 2026 (1)
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
From March 4, 2025 through September 30, 2025, the Company repurchased a total of 275,000 shares of its Series A Preferred Stock, representing 13.8% of shares issued, for a total of $6.5 million at an average cost of $23.74 per share.
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no significant changes to our accounting policies during the three months ended September 30, 2025.
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
Subsequent Events
See Note 13 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for events that occurred subsequent to September 30, 2025 through the filing date of this report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We did not repurchase any Series A Preferred Stock under the Repurchase Program for the three months ended September 30, 2025.
Item 5.    Other Information
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K)

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
Raymond J. Pacini
Chief Financial Officer (principal financial officer)
Date: November 14, 2025