Form 10-K
period 2025-12-31
MODIV INDUSTRIAL, INC.
filed 2026-03-25
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No   ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of its Class C common stock held by non-affiliates was $142.9 million, calculated by reference to the closing price of the Registrant’s Class C common stock on the New York Stock Exchange on June 30, 2025, of $14.08 per share.
As of March 20, 2026, there were 10,319,480 outstanding shares of the Registrant’s Class C common stock.
Documents Incorporated by Reference:
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2025. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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
These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Stockholders should carefully review the Part I, Item 1A. Risk Factors section in this filing for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.
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
•We are focused on future acquisitions of industrial manufacturing properties, recycling certain of our assets, and reducing the number of non-core properties in our portfolio, and therefore the prior performance of our real estate investments may not be comparable to our ongoing results.
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
•Investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms or at all, which could adversely affect our financial condition, operating results and cash flows.
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
•We are subject to risks from natural disasters, such as hurricanes, tornadoes and flooding, and changes in weather patterns.
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

PART I
ITEM 1.    BUSINESS
The Company
Modiv Industrial, Inc. (“Modiv”) is an internally-managed Maryland corporation that acquires, owns and manages a portfolio of single-tenant net-lease properties throughout the United States, with a focus on critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen the nation’s supply chains. Modiv also owns three non-core, legacy retail and office real estate properties, and is gradually reducing its non-core exposure, subject to market conditions, as it furthers its focus as a pure-play industrial manufacturing real estate investment trust (“REIT”). Modiv seeks to provide investors access to MOnthly DIVidends through a durable portfolio of real estate investments designed to generate both current income and long-term growth. Modiv has operated as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2016.
As used herein, the terms “Modiv,” the “Company,” “we,” “our” and “us” refer to Modiv Industrial, Inc. and, as required by context, Modiv Operating Partnership, LP, a Delaware limited partnership (our “Operating Partnership” or “Modiv OP”).
Our Class C common stock, $0.001 par value per share (the “Class C Common Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the symbol “MDV.” Our 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), also is listed on the NYSE under the symbol “MDV.PA.”
Details of our diversified portfolio of 42 operating properties, including one property held for sale and an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”) as of December 31, 2025 are as follows:
•    Annual base rent (“ABR”) aggregating $39.1 million, which is calculated based on the next 12 months of contractual monthly base rent as of December 31, 2025 (on a pro forma basis reflecting our January 2026 acquisition of the remaining 27.3% TIC interest owned by third parties, ABR was $39.8 million based on the next 12 months of contractual monthly base rent as of December 31, 2025);
•39 industrial properties, which represent approximately 82% of the portfolio (expressed as a percentage of ABR), including the TIC Interest and one property held for sale, and three non-core properties which represent approximately 18% of the portfolio by ABR;
•28% of the portfolio by ABR is leased by investment grade tenants;
•Weighted average remaining lease term (“WALT”), excluding tenants’ rights to extend leases, of approximately 14.0 years as of December 31, 2025;
•Occupancy rate of 98% based on square footage;
•    Located in 14 states;
•    Leased to 27 different commercial tenants doing business in 12 separate industries;
•    Approximately 4.4 million square feet of aggregate leasable space, including the TIC Interest;
•    An average leasable space per property of approximately 104,000 square feet (approximately 107,000 square feet per industrial property and approximately 68,000 square feet per non-core property); and
•    Outstanding mortgage notes payable balance of $12.1 million for one consolidated property, $12.1 million for the unconsolidated property that became wholly-owned in January 2026 and a credit facility term loan balance of $250.0 million.
During the year ended December 31, 2025, we acquired an industrial manufacturing property located in Florida. We also sold two properties (a vacant office property in Washington and an industrial property in New York). See Notes 3 and 13 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details of our acquisitions and dispositions. Subsequent to December 31, 2025, we acquired the 27.3% remaining TIC interest for $9.6 million, giving us 100% ownership of the property.
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
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted and of which we are the sole general partner and own approximately 81% of the interests as of December 31, 2025.
Our limited partners owned an approximate 19% interest in the Operating Partnership, comprised of units of Class C limited partnership interest (“Class C OP Units”) and units of Class X limited partnership interest (“Class X OP Units”, together with Class C OP Units, “OP Units”) in the Operating Partnership as of March 20, 2026. The Class C OP Units and Class X OP Units are further described in Note 11 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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
Most of our leases require tenants to provide us with financial reports on a regular basis, or they are publicly-traded or have a parent that is publicly-traded, and we continue to analyze tenant creditworthiness on an ongoing basis, including review of tenant payment histories. However, a few of our older legacy leases limit our ability as landlord to demand non-public tenant financial information on a recurring basis. It is also our policy and practice to monitor public announcements regarding our tenants.
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
There are various forms of net leases, typically classified as triple-net or double-net. Triple-net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property, while the tenants are obligated to pay the majority of the operating expenses listed above. Modified gross leases require the landlord to be responsible for most operating expenses of the property. All of our leases entered into over the last three years are triple-net leases and we expect to enter into triple-net leases in connection with future acquisitions. Some of our older legacy leases are double-net leases and we have only one modified gross lease, which is with the State of California’s Office of Emergency Services.
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
Disposition Policies
We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. During the fourth quarter of 2021, we embarked on a strategic plan to reduce our exposure to office and retail properties and increase our WALT by acquiring industrial manufacturing properties with the majority of the lease terms having 15+ years in duration. Acting on this plan has resulted in an increase in our industrial properties to 82% of our portfolio by ABR as of December 31, 2025, and the extension of our WALT to approximately 14.0 years.
The Company has identified 12 to 15 assets that it would like to recycle over the next 24 months, including two office assets, one retail asset and certain legacy industrial assets that have shorter lease terms and do not fit with the Company’s long-term investment strategy. The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property.
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
Major Tenants
We have two tenants that each generate over 10% of our rental income, with the nine properties leased to Lindsay accounting for 14.5% of rental income and the KIA retail property accounting for 11.0% of rental income for the year ended December 31, 2025. See Note 3 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details.
See Part I, Item 1A. Risk Factors – Risks Related to Our Business – We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Employees
As of December 31, 2025, we had nine total employees, all of which are full-time employees.
Principal Executive Offices
Our principal executive offices are located at 1500 North Grant Street #5609, Denver, Colorado, 80203. Our telephone number and website address are (888) 686-6348 and http://www.modiv.com, respectively.

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
•    domestic and international economic factors unrelated to our performance including uncertainty related to inflation and interest rates, tariffs, supply chain disruptions and negative impacts associated with foreign policy actions implemented by the United States, and volatility in stock and bond markets, and particularly yields on U.S. Treasury securities; and
•    the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K, including in this “Part I, Item 1A. Risk Factors” section.

Our Class C Common Stock is subordinate to our Series A Preferred Stock and our existing and future debt, and our common stockholders' interests could be diluted by the issuance of additional preferred stock, future offerings of debt securities, which could be senior to our common stock, or equity securities, and by other transactions.
Our Class C Common Stock ranks junior to all Series A Preferred Stock and our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our Credit Facility includes, and our future debt may include, restrictions on our ability to pay dividends to common stockholders, including holders of Class C Common Stock. As of December 31, 2025, there were approximately 1.7 million shares of Series A Preferred Stock issued and outstanding. In addition, our board of directors has the power under our charter to classify any of our unissued shares of preferred stock, and to reclassify any of our previously classified but unissued shares of preferred stock of any class or series, from time to time, in one or more series of preferred stock.
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
Further, in connection with an acquisition in March 2025, as discussed herein, the seller received Class C OP Units as a portion of the purchase price. In the first quarter of 2025, we granted Class X OP Units, which convert automatically into Class C OP Units upon vesting and satisfaction of certain other conditions, to our employees. These holders of the Class C OP Units that have been outstanding for at least one year may require the redemption of all or a portion of these units for shares of Class C Common Stock or, at our option as the general partner of the Operating Partnership, for cash (a “Class C OP Unit Redemption”). If we determine to satisfy the Class C OP Unit Redemption with shares of Class C Common Stock, such holder of Class C OP Units will be entitled to receive one share of Class C Common Stock for each Class C OP Unit, subject to adjustment. As a result, our stockholders will be diluted by the issuance of Class C Common Stock in connection with any Class C OP Unit Redemption, which could have a material adverse impact on the market price of our common stock.
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
As of March 20, 2026, we owned 81% of the outstanding OP Units in our Operating Partnership. We have issued OP Units to third parties as consideration for acquisitions and to employees as compensation, and we may do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because our stockholders do not directly own OP Units, our stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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
Risks Related to Our Business
Our business focuses on future acquisitions of industrial manufacturing properties while reducing the number of non-core properties and certain legacy properties in our portfolio, and therefore the prior performance of our real estate investments may not be comparable to our ongoing results.
We were incorporated in the State of Maryland on May 15, 2015, and during the fourth quarter of 2021, we embarked on a strategic plan to reduce our exposure to non-core properties and invest primarily in industrial manufacturing real estate properties. As of December 31, 2025, we owned 42 properties, including one property held for sale and a tenant-in-common real estate investment (an approximate 72.7% interest in a 91,740 square foot industrial property located in Santa Clara, California). We are focused on future acquisitions of industrial manufacturing properties and have identified 12 to 15 assets that we would like to recycle over the next 24 months, including two office assets, one retail asset and certain legacy industrial assets that have shorter lease terms and do not fit with our long-term investment strategy. As a result, the prior performance of our real estate investments or real estate investment programs, particularly those in place prior to the fourth quarter of 2021, may not be comparable to our ongoing results.
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
Although we have identified 12 to 15 assets that we would like to recycle over the next 24 months, our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict whether we will be able to sell any property we desire to for the price or on the terms set by us or acceptable to us, or the length of time needed to find a willing buyer and to close the sale. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur unusual or extraordinary distribution requirements, be required to expend funds to correct defects or make capital improvements or, as a result of required debt repayment, face a shortage of liquidity. Therefore, as a result of the foregoing events or circumstances, we may not be able to achieve our targeted industrial composition of our portfolio promptly, on favorable terms or at all in response to changing economic, financial and investment conditions, which may adversely affect our cash flows and our ability to make distributions to stockholders.
Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing at interest rates acceptable to us or at all, to service future debt obligations, or to pay distributions to our stockholders.
Currently, both the investing and leasing environments are highly competitive. The uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments. Since we publicly listed our common stock in February 2022, there have been significant disruptions in financial markets, supply chains, elevated inflation and interest rate levels, uncertainty about how the economy will perform and the extent to which employees working from home will return to the office. Recent events have resulted in disruption to global financial markets and affected macroeconomic conditions. More recently, the U.S. has imposed and subsequently paused, in part, tariffs on certain foreign products, including from China, Mexico and Canada, that in the past have resulted in retaliatory tariffs on U.S. goods and products. Such uncertainty has disrupted global financial markets and the enforcement of any new or significant tariffs could harm our tenants. Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns of large economies outside the United States could negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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
We routinely evaluate our real estate properties and related intangible assets for impairment indicators and have recognized impairment charges to the value of our real estate properties, goodwill and intangible assets. For example, we recorded an impairment charge of $5.8 million related to its property and equipment located in Saint Paul, Minnesota during the year ended December 31, 2025. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Furthermore, as we reposition our portfolio by selling some of our legacy office and industrial properties with short lease terms, such sales could lead to potential impairment charges depending on the final selling price. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property or related intangible assets, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements.
Downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a more diversified investment portfolio.
While we intend to diversify our portfolio of investments by geography, investment size and investment risk, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the market price of our Class C Common Stock and accordingly limit our ability to pay distributions to our stockholders. As of December 31, 2025, eight of our 42 operating properties, including our approximate 72.7% TIC Interest, are located in California, which makes the performance of our properties highly dependent on the health of the California economy. As of December 31, 2025, approximately 31% of our ABR is concentrated in California.
Furthermore, we are not required to meet any property-type, tenant or geographic diversification standards. Therefore, our investments may become concentrated by type, tenant or geographic location, which could subject us to significant risks. For example, 82% of our ABR as of December 31, 2025, is concentrated in industrial property assets and we expect that percentage to continue to increase as we target acquisitions of additional industrial property assets and dispose of our remaining legacy retail and office assets.
Any adverse economic or real estate developments in our markets could adversely affect our operating results and our ability to pay distributions to our stockholders.
We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
Our portfolio has two tenants that in the aggregate contribute approximately 25% of our ABR as of December 31, 2025, with Lindsay (which is comprised of nine properties in six states) representing approximately 14% of our ABR and the KIA retail property in Carson, California representing approximately 11% of our ABR. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, their financial condition. Although we expect to increase tenant diversification over time, in the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.
The loss of or our inability to retain key executive officers could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Aaron Halfacre, our Chief Executive Officer, and John Raney, our Chief Financial Officer (effective upon Mr. Pacini’s resignation upon the filing of this Annual Report on Form 10-K) and General Counsel, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals. If either of these persons were to cease their association with us, we may be unable to find suitable replacements and our operating results could suffer as a result. We believe that our future success depends, in large part, upon our ability to retain our highly skilled managerial, financial and operational professionals. Competition for such professionals is intense, and we may be unsuccessful in retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
We may change our targeted investments or investment strategy.
We intend to focus future investments in industrial manufacturing real estate properties and reduce the number of non-core properties and certain legacy properties in our portfolio; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our Class C Common Stock and our ability to make distributions to our stockholders. We will not forgo an investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will analyze the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, our portfolio composition may vary from our initial expectations. However, we will attempt to continue to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
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
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our At-The-Market (“ATM”) offering, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms, or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment in us.
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
The limited partners in our Operating Partnership (other than us) owned approximately 19% of the outstanding OP Units of our Operating Partnership as of December 31, 2025.
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
•geopolitical instability;
•acts of war or terrorism;
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
We are subject to risks from natural disasters, such as hurricanes, tornadoes and flooding, and changes in weather patterns.
Natural disasters and severe weather such as flooding, earthquakes, fires, tornadoes or hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration like we have in California, a single catastrophe (such as an earthquake) or destructive weather event (such as a wildfire, tornado or hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.
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
There are no leases scheduled to expire within the next 12 months. We have one lease scheduled to expire in 2027: our property in Charlotte, North Carolina leased to Husqvarna that expires on June 30, 2027.
Our inability to renew or re-lease space in 2027 and beyond could adversely impact our financial condition, results of operations, cash flow and our ability to pay distributions to our stockholders.
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
Rising inflation may have an adverse impact on our general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. While the U.S. Federal Reserve reduced rates in September, October and December

2025, the Federal Reserve may refrain from reducing interest rates further to try to rein in inflation, which could lead to a recession, and would negatively impact our future operating results due to higher borrowing costs. To the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows. Inflation may also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, their demand for space and future extensions of their leases.
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
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, including any work performed by contractors that could result in mechanics liens on our property, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims. If mechanics liens are filed on our property, we could be required to pay the amounts owed to contractors if they are not paid by the tenant in order to avoid a foreclosure.
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
We are targeting leverage, over the long-term once we achieve scale, of 40% or lower of the aggregate fair value of our real estate properties plus our cash and cash equivalents. As of December 31, 2025, our leverage was 45.1%. We may have higher leverage in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity.
There is no limitation on the amount we may borrow for the purchase of any single asset, and our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. Further, our Credit Facility allows for borrowings up to 60% of our borrowing base; however, we are targeting leverage below 40% over the long term and do not currently plan to allow our leverage ratio to exceed 50% in order to minimize the interest rate payable on the Revolver and Term Loan (each as defined below).
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
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in the pledged property because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. As of December 31, 2025, two of our 42 properties, including the TIC Interest, were encumbered with mortgages. Incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have and may in the future give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders may be adversely affected.
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
Amounts outstanding under the Credit Facility, as adjusted by swap agreements, bear interest at fixed rates through December 31, 2026. However, in the future, we may incur additional indebtedness that bears interest at variable rates or be unable to enter into new swap agreements to fix interest rates. Variable rate borrowings expose us to increased interest expense in a rising interest rate environment. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, which could adversely affect our cash flows and cash available for distribution to our stockholders.
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
•As discussed above, if we sell an asset, other than foreclosure property (described below), that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our TRSs or the sale met certain “safe harbor” requirements under the Internal Revenue Code of 1986, as amended (the “Code”).
•If we elect to treat property that we acquire in connection with foreclosures or certain leasehold terminations as “foreclosure property,” we may avoid the 100% prohibited transaction tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
•We may be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets.

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
We may own one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, certain tax laws may limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% plus a 3.8% “Medicare tax”. Dividends payable by REITs, however, generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (and are also subject to the 3.8% “Medicare tax”; provided, however, that under current tax laws, U.S. stockholders that are individuals (directly or indirectly through a pass-through entity), trusts and estates generally may deduct 20% of ordinary dividends from a REIT. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.
We terminated our Distribution Reinvestment Plan (“DRP”). In the event we restart a DRP, participation in such a plan would not defer the recognition of any taxable income that results from the reinvested dividends. Stockholders who elect to participate in such a DRP, and who are subject to U.S. federal income taxation laws, would incur a tax liability on any such reinvested dividend to the extent such dividend is properly treated as being paid out of “earnings and profits,” even though such stockholders have elected to receive shares instead of cash. Each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability.

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
None
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
With oversight from our audit committee and our board of directors, our management team including our Chief Executive Officer (“CEO”) and Chief Financial Officer and General Counsel (“CFO/GC”), is responsible for managing all cybersecurity risks and overseeing our security programs. Our information technology team is comprised of our CAO and other knowledgeable employees, and is responsible for management of our cybersecurity programs. Our information technology team consists of individuals with experience in assessing and addressing cybersecurity risk and is responsible for executing our cybersecurity programs as well as communicating regularly with senior management. Our CEO and CFO/GC have familiarity and oversight experience, appropriate for their positions, regarding general cybersecurity matters and threats affecting business-to-business software and cloud services vendors. In addition, our cybersecurity program includes engagement of other Company management and employees and outside service providers to oversee or perform specific roles in connection with cybersecurity risk assessment and management, and incident management.
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

ITEM 2.    PROPERTIES
Properties and Investment:
As of December 31, 2025, we owned a real estate investment portfolio consisting of 42 operating properties, comprised of 39 industrial properties, including our approximate 72.7% TIC Interest in an industrial property in Santa Clara, California and one property held for sale, and three non-core properties, with an overall occupancy rate of 98%. See Notes 3 and 4 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for further details of our real estate investments.
The following tables provide summary information regarding our real estate portfolio as of December 31, 2025 (dollars in thousands):

Tenant Industry Diversification
Industry	Number of Properties (2)	ABR	ABR as a Percentage of Total Portfolio	Leased Area (Square Feet) (2)	Square Feet as a Percentage of Total Portfolio
Infrastructure	17	$9,646	25%	1,217,915	28%
Automotive	3	6,126	16%	501,233	11%
Industrial Products	4	5,682	15%	897,242	21%
Aerospace/Defense	4	5,092	13%	346,046	8%
Government	1	2,697	7%	106,592	2%
Technology	2	2,502	6%	132,601	3%
Metals	4	2,421	6%	419,001	10%
Agriculture/Food Production	1	1,714	4%	216,727	5%
Energy	1	1,506	4%	218,696	5%
Other (1)	3	1,760	4%	217,401	5%
Total	40	$39,146	100%	4,273,454	98%
(1)    Includes industries with ABR of less than 4% of total portfolio.
(2)    Excludes 104,893 vacant square feet comprised of (i) the industrial property in Saint Paul, Minnesota subject to a purchase and sale agreement and (ii) the legacy property formerly leased to Solar Turbines in San Diego, California that we expect to sell after we complete a parcel split.

Tenant Geographic Diversification
State	Number of Properties	ABR	ABR as a Percentage of Total Portfolio	Leasable Area (Square Feet)	Square Feet as a Percentage of Total Portfolio
California	8	$11,986	31%	442,315	10%
Ohio	6	4,985	13%	1,003,438	23%
Arizona	2	4,174	11%	379,441	9%
Illinois	2	3,487	9%	619,092	14%
Florida	4	2,880	7%	282,499	6%
Pennsylvania	2	2,187	6%	253,646	6%
South Carolina	3	2,168	6%	343,422	8%
Texas	2	1,745	4%	251,583	6%
Minnesota	5	1,717	4%	362,647	8%
North Carolina	2	1,611	4%	134,576	3%
Other (1)	6	2,206	5%	305,688	7%
Total	42	$39,146	100%	4,378,347	100%
(1)    Includes states with ABR of less than 4% of total portfolio.

Lease Expirations:
We completed extensions of existing leases with two of our tenants during 2025 and we are continuing to explore potential lease extensions for certain of our other properties.
The following table reflects lease expirations with respect to our properties as of December 31, 2025, including the TIC Interest and one property held for sale (dollars in thousands):

Year	Number of Leases Expiring (2)	ABR Expiring	Percentage of ABR Expiring	Cumulative Percentage of ABR Expiring	Leased Area Expiring (Square Feet)(2)	Percentage of Leased Area Expiring (Square Feet )(2)	Cumulative Percentage of Leased Area Expiring (Square Feet)(2)
2026	—	$—	—%	—%	—	—%	—%
2027	1	968	2%	2%	64,637	1%	1%
2028	1	585	1%	3%	148,012	3%	4%
2029	2	1,492	5%	8%	84,714	2%	6%
2030	1	687	2%	10%	20,800	1%	7%
2031	1	1,352	3%	13%	107,419	3%	10%
2032	2	2,948	8%	21%	211,303	5%	15%
2033	1	1,714	4%	25%	216,727	5%	20%
2034 (1)	3	5,568	14%	39%	554,441	13%	33%
2035	—	—	—%	39%	—	—%	33%
Thereafter	28	23,832	61%	100%	2,865,401	65%	98%
Total	40	$39,146	100%		4,273,454	98%
(1)    Includes OES that has a purchase option that can be exercised any time through December 31, 2026 and an early termination option that can be exercised any time on or after December 31, 2028. The exercise of these options was not determined to be probable.
(2)    Excludes 104,893 vacant square feet comprised of (i) the industrial property in Saint Paul, Minnesota subject to a purchase and sale agreement and (ii) the legacy property formerly leased to Solar Turbines in San Diego, California that we expect to sell after we complete a parcel split.
Investment:
As of December 31, 2025, we had the following other real estate investment (dollars in thousands):

TIC Interest	Investment Balance
Santa Clara, CA Property – an approximate 72.7% TIC Interest (1)	$9,437
(1)This industrial property was acquired in 2017 and has approximately 91,740 rentable square feet. Our TIC Interest ABR is approximately $1.8 million. The tenant's lease expiration date is March 16, 2036, the mortgage bears interest at a fixed rate of 3.86% and matures on October 1, 2027, and the lease provides for two seven-year renewal options. In January 2026, we acquired the 27.3% remaining TIC interest for $9.6 million, giving us 100% ownership of the property.
Additional information about our other real estate investment is included in Note 4 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may become party to legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceeding, nor are we aware of any pending or threatened litigation that could have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 20, 2026, there were approximately 3,200 holders of record of our Class C Common Stock. However, because many of our shares of Class C Common Stock are held by brokers and other institutions on behalf of stockholders, we believe there are considerably more beneficial holders of our Class C Common Stock than record holders.
Market Information
Our Class C Common Stock is listed on the NYSE under the symbol “MDV” (see Note 8 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K for more details).
Unregistered Sales of Equity Securities
None.
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
For the year ended December 31, 2025, distributions paid to our stockholders were 100% return of capital and for the year ended December 31, 2024, distributions paid to our stockholders were approximately 84% return of capital and 16% ordinary income.
The following presents the U.S. federal income tax characterization of the distributions paid in 2025 and 2024:

	Years Ended December 31,
	2025	2024
Ordinary income	$—	$0.37
Capital gain	—	—
Non-taxable distribution	1.17	1.94
Total	$1.17	$2.31

Distributions generally are declared during the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The 2025 distribution details are as follows:

Distribution Period	Amount Per Share and Unit Per Month	Declaration Date	Payment Date
2025:
January 1-31	$0.09750	November 4, 2024	February 25, 2025
February 1-28	$0.09750	November 4, 2024	March 25, 2025
March 1-31	$0.09750	November 4, 2024	April 25, 2025
April 1-30	$0.09750	February 27, 2025	May 15, 2025
May 1-31	$0.09750	February 27, 2025	June 16, 2025
June 1-30	$0.09750	February 27, 2025	July 15, 2025
July 1-31	$0.09750	May 6, 2025	August 15, 2025
August 1-31	$0.09750	May 6, 2025	September 15, 2025
September 1-30	$0.09750	May 6, 2025	October 15, 2025
October 1-31	$0.09750	October 7, 2025	November 14, 2025
November 1-30	$0.09750	October 7, 2025	December 15, 2025
December 1-31	$0.09750	October 7, 2025	January 15, 2026

2026:
January 1-31	$0.10000	January 16, 2026	February 13, 2026
February 1-28	$0.10000	January 16, 2026	March 13, 2026
March 1-31	$0.10000	January 16, 2026	April 15, 2026 (1)
April 1- 30	$0.10000	March 17, 2026	May 15, 2026 (1)
May 1-31	$0.10000	March 17, 2026	June 15, 2026 (1)
June 1- 30	$0.10000	March 17, 2026	July 15, 2026 (1)
(1) Reflects the expected payment date since the distribution has not been paid as of the filing date of this Annual Report on Form 10-K.
On November 4, 2024, our board of directors authorized a 1.7% increase in the annual distribution rate from $1.15 per share to $1.17 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 31, 2025. On January 16, 2026, our board of directors authorized a 2.6% increase in the annual distribution rate from $1.17 per share to $1.20 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 30, 2026.
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
On January 16, 2026, our board of directors authorized the termination of the DRP, effective on February 15, 2026.
Prior to November 4, 2024, the purchase price for the Class C Common Stock issued directly by us was 97% of the market price (as defined in the Second Amended and Restated DRP) of the Class C Common Stock, reflecting a 3% discount. On November 4, 2024, we, with the authorization of our board of directors, increased the discount for the purchase price of shares of Class C Common Stock under our DRP from 3% to 5%, which went into effect on December 7, 2024 and applied to distributions payable on January 27, 2025 through February 15, 2026.
The purchase price for the Class C Common Stock that we or any third-party administrator purchased from parties other than us, either in the open market or in privately negotiated transactions, was 100% of the “average price per share” (as described in the Second Amended and Restated DRP) actually paid for such shares of Class C Common Stock, excluding any processing fees. The Second Amended and Restated DRP also reflected the $0.05 per share processing fee that was paid to our transfer agent by DRP participants for each share of Class C Common Stock purchased through the DRP. The Second Amended and Restated DRP was effective beginning with distributions paid in February 2022. Through December 31, 2025, the Company has issued 598,337 shares of Class C Common Stock pursuant to the DRP.
Issuer Purchases of Equity Securities
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
On January 16, 2026, the Company’s board approved an amendment to the Repurchase Program to (1) extend the expiration date of the Repurchase Program from December 31, 2026 to December 31, 2027 and (2) set the maximum amount of shares of Series A Preferred Stock that may be repurchased under the Repurchase Program at $49.6 million, including shares of Series A Preferred Stock that had been repurchased as of January 16, 2026.
Issuer Purchases of Series A Preferred Stock

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025	—	$—	—	(1)
November 1-30, 2025	10,000	24.71	10,000	(1)
December 1-31, 2025	13,500	24.82	13,500	(1)
Total	23,500	$24.77	23,500	(1)
(1) During the three months ended December 31, 2025, the Company was authorized to repurchase an aggregate amount not to exceed the aggregate amount of proceeds from sales of the Company’s Class C Common Stock during the trailing twelve month period.

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
Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly through the Operating Partnership or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties. We are the sole general partner of, and owned an approximate 81% interest in the Operating Partnership as of both December 31, 2025 and March 20, 2026. The Operating Partnership’s limited partnership interests are further described in Note 11 to our accompanying consolidated financial statements included in this Annual Report on Form 10-K. We report with the SEC as a smaller reporting company under Rule 12b-2 of the Exchange Act.
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
We, our tenants and operating partners are impacted by inflation and interest rates. While the rate of inflation has declined from historic highs, inflation remains elevated and there is continued uncertainty over the future rate of inflation and interest rates. While the Federal Reserve reduced rates in September, October and December 2025, the Federal Reserve may refrain from reducing interest rates further to try to rein in inflation, which could lead to a recession, and would negatively impact our future operating results due to higher borrowing costs. In addition, sustained elevated inflation rates may negatively impact our longer term leases if contractual rent increases are not sufficient to keep up with market leases.

In January 2026, we entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan (as defined below), which will fix the Secured Overnight Financing Rate (“SOFR”) for the year ending December 31, 2026 to 2.45%, resulting in a fixed rate of 4.15% based on our leverage ratio of 45.1% as of December 31, 2025. We paid aggregate premiums of $2.7 million, including accrued interest receivable of $0.1 million, to buy down the fixed rate below the prevailing market rate. The buydown premium is a derivative that will be recorded as an asset on our balance sheet as of January 31, 2026 and amortized over the 12 months ending December 31, 2026, increasing interest expense by approximately $0.6 million per quarter. We designated these pay-fixed, receive-floating interest rate swaps as cash flow hedges, which are expected to be effective through December 31, 2026. The derivatives will be marked to fair value each reporting period with any change in fair value recorded through accumulated other comprehensive income as long as the derivatives are deemed effective.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows . There are no leases scheduled to expire within the next 12 months. We have one lease scheduled to expire in 2027: our property in Charlotte, North Carolina leased to Husqvarna that expires on June 30, 2027.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy and rental rates and cause declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We obtained two lease extensions during 2025, with Fujifilm Dimatix, Inc. extending its lease for ten years from March 17, 2026 to March 16, 2036, and Northrop Grumman Systems Corporation extending its lease for five years from June 1, 2026 to May 31, 2031; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, the impacts of increases in tariffs by the U.S. and other countries, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. Our Credit Facility (as defined below) includes floating interest rates based on SOFR and our leverage ratio as described below. We entered into new swaps for 2026 that fix the rate of our Term Loan for one year. Our mortgages with fixed rates, including the mortgage on the Santa Clara, California property leased to Fujifilm Dimatix, Inc., mature after September 2027. As a result of the interest rate swap agreements entered into for the year ending December 31, 2026, 100% of our indebtedness has a weighted average fixed interest rate of 4.14% as long as our leverage ratio is less than 50%.
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
Purchases of properties in the near-term will be funded primarily with proceeds from dispositions of certain legacy assets, bank borrowing through our Credit Facility, proceeds from our ATM Offering and cash on hand. We have $30.0 million of borrowing capacity available under our Credit Facility as of March 25, 2026, which we may utilize in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity, which could result in temporary increases in leverage.
We expect that our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock and distributions on our Class C Common Stock and OP Units will be funded by internally generated funds. We expect to have adequate liquidity to meet our cash requirements for the next 12 months and beyond.
ATM Offering
During the year ended December 31, 2025, we sold 212,791 shares of Class C Common Stock in the ATM Offering at an average price of $15.66 per share for proceeds of $3.3 million, net of sale commissions. From November 15, 2023 through December 31, 2025, an aggregate of 819,700 shares have been sold in the ATM Offering at an average price of $15.95 per share for aggregate net proceeds of $11.3 million after legal, accounting, investor relations and other offering costs of $1.4 million. As of December 31, 2025, we had $36.9 million of shares of Class C Common Stock available for future issuance under the ATM Offering. No shares of Class C Common Stock were sold in the ATM Offering subsequent to December 31, 2025.
Credit Facility and Mortgages
Our Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022 with KeyBank and the other lending institutions party thereto (the “Lenders”), with KeyBank acting as agent for the Lenders (in such capacity, the “Agent”). The Credit Agreement currently provides a $280.0 million line of credit comprised of a $30.0 million revolving line of credit (“Revolver”), and a $250.0 million term loan (“Term Loan” and together with the Revolver, the “Credit Facility”), as further described in Note 6 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K. The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness, and capital expenditures.
On January 16, 2026, we entered into an agreement with the Lenders to amend the Credit Agreement to (i) extend the maturity date of the credit facility eighteen months to July 18, 2028, (ii) remove the 10 basis point SOFR Adjustment and (iii) allow repurchases of shares of the Series A Preferred Stock, by amending certain distribution covenants so long as such repurchases are funded by proceeds from the issuance of preferred or common stock or asset sales, in each case, occurring within the trailing twelve month period of such repurchase.
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio of 45.1% as of December 31, 2025, the spread over SOFR was 175 basis points and the interest rate on the Revolver was 5.4375% as of February 26, 2026. As of March 25, 2026, there were no amounts outstanding on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred $0.1 million and $0.4 million of unused fees for the years ended December 31, 2025 and 2024, respectively.
In January 2025, we entered into two swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25%. We paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the prevailing market rate. We designated the two pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 7 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K for more details). The interest rate on the Term Loan was 5.4875% as of December 31, 2025, which was partially offset by the interest rate swaps.
In January 2026, we entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which will fix SOFR for the year ending December 31, 2026 to 2.45%, resulting in a fixed rate of 4.15% based on our leverage ratio of 45.1% as of December 31, 2025. We paid aggregate premiums of $2.7 million, including accrued interest receivable of $0.1 million, to buy down the fixed rate below the prevailing market rate. The buydown premium is a derivative that will be recorded as an asset on our balance sheet as of January 31, 2026 and amortized over the 12 months ending December 31, 2026, increasing interest expense by approximately $0.6 million per quarter. We designated these pay-fixed, receive-floating interest rate swaps as cash flow hedges, which are expected to be effective through December 31, 2026.
As of December 31, 2025 the outstanding principal balance of our mortgage note payable secured by one property was $12.1 million. As of December 31, 2025, the Term Loan outstanding principal balance was $250.0 million and there was no outstanding balance on the Revolver. As of December 31, 2025, our approximate 72.7% pro-rata share of the TIC Interest’s mortgage note payable of $12.1 million was $8.8 million, which is not included in our audited consolidated balance sheets in this Annual Report on Form 10-K.
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
While we intend for the Credit Facility to be an important source of financing, we may continue to use mortgage debt financing for certain real estate investments and acquisitions. This financing may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-

time for property improvements, lease inducements, tenant improvements and other working capital needs.
The $30.0 million unused capacity on our Revolver as of the date of this Annual Report on Form 10-K, subject to our borrowing base covenant, along with proceeds from any future offerings of shares of Class C Common Stock, can be used to invest in real estate and real estate-related investments or to re-lease and reposition our properties in accordance with our investment strategy and policies, including costs and fees associated with such investments, such as capital expenditures, tenant improvement costs and leasing costs. We also may use a portion of the funds for payment of principal on our outstanding indebtedness and for general corporate purposes.
Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of December 31, 2025.
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
On December 15, 2025, we completed the sale of our office property in Issaquah, Washington formerly leased to Costco Wholesale Corporation (“Costco”) for $26.0 million, which included the sale price of $25.6 million and $0.4 million of extension fees. In conjunction with the sale, we repaid the $18.3 million mortgage note secured by the property and a $0.7 million loan prepayment fee.
We have received $2.0 million of non-refundable deposits under the terms of an amended purchase and sale agreement for our industrial property in Saint Paul, Minnesota and this sale is scheduled to close on March 30, 2026.

We are under contract to sell our industrial property that is leased to Northrop Grumman Systems Corporation in Melbourne, Florida during the second quarter of 2026, although there can be no assurances that the transaction will be completed.
Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to our lease agreements, as of December 31, 2025, we had obligations to reimburse $2.0 million for future on-site and tenant improvements expected to be incurred by tenants. We expect that the related improvements will be completed during the 2026 calendar year and will be funded from cash on hand, operating cash flow, offerings of shares of our Class C Common Stock or borrowings under our Credit Facility.

In addition, we have identified approximately $0.5 million of capital expenditures that are expected to be completed in the next 12 months which are not recoverable from tenants with double-net leases. These improvements will be funded from cash on hand or operating cash flows. More information on our properties and investments can be found in Note 3 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K.
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
Additionally, we use Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as stock-based compensation, amortization of deferred rent, amortization of below/above market lease intangibles, proceeds from the settlement of property-related insurance claims, amortization of deferred financing costs, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, amortization of off-market interest rate derivatives and reduction for accrued interest, and write-offs of due diligence expenses for abandoned pursuits. We also believe that AFFO is a recognized measure of sustainable operating performance in the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
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

The following are the calculations of FFO and AFFO for the year ended December 31, 2025 and 2024 (in thousands, except shares outstanding and per share data):

	Year Ended December 31,
	2025	2024
Net income (in accordance with GAAP)	$554	$6,493
Preferred stock dividends	(3,202)	(3,688)
Net (loss) income attributable to common stockholders and OP Unit holders	(2,648)	2,805
FFO adjustments:
Depreciation and amortization of real estate properties	15,087	16,601
Depreciation and amortization for unconsolidated investment in a real estate property	756	756
Impairment of real estate investment property	5,814	—
Gain on sale of real estate investments, net	(2,520)	(3,360)
FFO attributable to common stockholders and OP Unit holders	16,489	16,802
AFFO adjustments:
Stock compensation expense	2,915	1,586
Amortization of deferred financing costs	629	1,192
Abandoned pursuit costs	143	240
Amortization of deferred rents	(5,048)	(5,716)
Amortization of unrealized holding gain, net of unrealized loss on non-designated or ineffective interest rate derivative instruments	(1,015)	1,479
Amortization of off-market interest rate derivatives and reduction for accrued interest	4,200	—
Loss on early extinguishment of debt	768	—
Amortization of (below) above market lease intangibles, net	(854)	(847)
Proceeds from the settlement of property-related insurance claims	(684)	—
Loss on equity investments	—	151
Other adjustments for unconsolidated investment in a real estate property	(305)	101
AFFO attributable to common stockholders and OP Unit holders	$17,238	$14,988

Weighted Average Shares/Units Outstanding:
Fully diluted (1)	12,480,553	11,188,974

FFO Per Share/Unit:
Fully diluted	$1.32	$1.50

AFFO Per Share/Unit:
Fully diluted	$1.38	$1.34
(1)     Fully diluted shares/units outstanding includes the weighted average dilutive effect of 1,532,047 Class C OP Units and 803,715 Class X OP Units for the year ended December 31, 2025, and 1,895,871 Class C OP Units for the year ended December 31, 2024. Class X OP Units were excluded from the weighted average shares/units outstanding in calculating earnings (loss) per share for the year ended December 31, 2025 in the audited consolidated statements of operations since they were anti-dilutive.
Property Portfolio Information
Following the issuance of our publicly listed Series A Preferred Stock in September 2021, we began to significantly transform our portfolio in furtherance of our strategic plan to reduce our exposure to office properties and increase our WALT. The following is a summary of how we have transformed the composition of our real estate portfolio over time, resulting in a majority of our ABR produced by industrial properties, including the TIC Interest, as shown and described below .

The following is a breakdown of our ABR by property type as of December 31, 2025, 2024, 2023, 2022 and 2021.

	December 31,
	2021	2022	2023	2024	2025
Industrial core	41%	59%	76%	78%	82%
Non-core	59%	41%	24%	22%	18%

WALT (years)	6.1	11.9	14.1	13.8	14.0
Since the public listing of our Class C Common Stock in February 2022, we have repositioned the composition of our portfolio toward a primary focus of industrial assets, specifically those supporting domestic manufacturing. The implementation of this recycling incorporated both the reduction of our non-core properties and the active acquisition of industrial manufacturing properties. We have identified certain assets that we plan to recycle over the next two years, including our two office assets and certain legacy industrial assets that have shorter lease durations and do not fit our long-term strategy. We define legacy assets as those that were acquired by different management teams utilizing different investment objectives and underwriting criteria.
The following is a breakdown of our revenue by property type for the year ended December 31, 2025 (in thousands):

	Industrial Core (1)	Non-Core (2)	Total
Rental	$35,841	$9,982	$45,823
Other property	$564	$—	$564
(1)    Industrial core properties include an approximate 72.7% TIC interest in the Santa Clara, California property. Subsequent to December 31, 2025, we acquired the 27.3% remaining TIC interest for $9.6 million, giving us 100% ownership of the property.
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
(ii)    our 12-year lease with OES executed in January 2023 for one of our legacy assets located in Rancho Cordova, California that includes a purchase option which OES may exercise until December 31, 2026; and
(iii) one legacy office property formerly leased to Solar Turbines in San Diego, California, that we expect to sell after we complete a parcel split to maximize its value.
The following is a breakdown of our assets by property type as of December 31, 2025 (in thousands):

	Industrial Core (1)	Non-Core (2)
Total investments in real estate property	$386,975	$108,378
Accumulated depreciation and amortization	(61,261)	(11,947)
Total real estate investments, net, excluding unconsolidated investment in real estate property	325,714	96,431
Unconsolidated investment in a real estate property	9,437	—
Total real estate investments, net	$335,151	$96,431
Real estate investments held for sale, net (3)	$3,901	$—
Tenant deferred rent and other receivables	$17,293	$6,143
Above-market lease intangibles, net	$1,169	$—
(1)    See footnote (1) above
(2)    See footnote (2) above.
(3)     In December 2025, we entered into a purchase and sale agreement for our industrial property in Saint Paul, Minnesota for $4.0 million and the buyer deposited a $0.3 million non-refundable deposit. In January 2026, the parties amended the purchase and sale agreement, extending the closing date to February 11, 2026 with the buyer depositing a $1.2 million non-refundable deposit, which we received on January 12, 2026, and allowing for an option to further extend the closing date to March 31, 2026 with a $0.5 million non-refundable deposit,which we received on February 6, 2026.

We have one mortgage secured by an industrial core property. The equity of each special purpose subsidiary that owns our other properties is pledged as collateral under our Credit Facility or the properties are unencumbered. See details of mortgage debt in Note 6 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K.
Distributions
The source of cash used to pay our distributions has been and is expected to continue to be internally generated funds from operations.
A table of distributions declared and paid is disclosed in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.
We expect that our board of directors will continue to declare distributions based on a single record date as of the end of each month and to pay these distributions on a monthly basis. Distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders other than as necessary to meet REIT qualification standards. On November 4, 2024, our board of directors authorized a 1.7% increase in the annual distribution rate from $1.15 per share to $1.17 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 31, 2025. On January 16, 2026, our board of directors authorized a 2.6% increase in the annual distribution rate from $1.17 per share to $1.20 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 30, 2026.
Cash Flow Summary
The following table summarizes our cash flow activity for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$14,967	$18,241
Net cash provided by investing activities	$27,801	$8,395
Net cash used in financing activities	$(39,917)	$(18,235)
Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 is due to excluding derivative cash settlements received during the year ended December 31, 2025 from cash provided from operating activities since they are included in cash provided by investing activities, as described in Note 2, while derivative cash settlements received during the year ended December 31, 2024 are included in cash provided by operating activities. This decrease was partially offset by reduced general and administrative expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Cash Flows from Investing Activities
The increase in net cash provided by investing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflects (i) net proceeds from the sale of two real estate properties of $27.1 million during the year ended December 31, 2025 compared to net proceeds from the sale of two real estate properties and a land parcel aggregating $15.0 million during the year ended December 31, 2024, and (ii) a property acquired during the year ended December 31, 2025 primarily for Class C OP Units compared to a property acquisition for $5.2 million of cash during the year ended December 31, 2024. The change also reflects derivative cash settlements of $4.6 million, partially offset by the payment of aggregate premiums of $4.2 million during the year ended December 31, 2025 to buy down the swaps fixed rate below the prevailing market rate.
Cash Flows from Financing Activities
The increase in net cash used in financing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflects an aggregate of $18.6 million for the repayment of the mortgage note secured by the office property in Issaquah, Washington formerly leased to Costco in conjunction with the property sale and monthly principal payments, the repurchase of Series A Preferred Stock for $7.1 million, and an increase in distributions paid to common stockholders and OP Unit holders during the year ended December 31, 2025, partially offset by the repurchase of Class C Common Stock and Class C OP Units for $11.5 million during the year ended December 31, 2024.

Results of Operations
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Rental Revenue
Rental revenue was $45.8 million and $46.5 million for the years ended December 31, 2025 and 2024, respectively, which included tenant reimbursements of $1.7 million and $2.0 million, respectively. The decrease of $0.7 million is primarily due to Costco’s lease expiration on July 31, 2025 and Solar Turbines lease expiration on September 30, 2025.
General and Administrative
General and administrative expenses were $5.8 million and $6.3 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $0.5 million, or 8%, was primarily due to our reduced headcount from 12 employees to nine employees in April 2025, our CEO no longer receiving a salary effective April 1, 2025 in connection with his grant of Class X OP Units, which vest over five years, and decreases in professional services and insurance expenses, partially offset by $0.2 million in non-recurring separation pay.
Stock Compensation
Stock compensation expense was $2.9 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. The increase of $1.3 million, or 84%, compared to 2024 was due to the Class X OP Units awarded in the first quarter of the year ended December 31, 2025, as described in Note 11 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K. Stock compensation expense in 2024 included $1.3 million for our Class P OP Units and Class R OP Units, which vested and automatically converted to Class C OP Units on the last business day of March 2024.
Depreciation and Amortization
Depreciation and amortization expense was $15.1 million and $16.6 million for the years ended December 31, 2025 and 2024, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $1.5 million, or 9%, period-over-period was primarily due to no longer recognizing depreciation and amortization expense for the real estate investments of our office property in Issaquah, Washington formerly leased to Costco upon classifying the property as held for sale as of December 31, 2024.
Property Expenses
Property expenses remained relatively constant at $3.5 million and $3.6 million for the years ended December 31, 2025 and 2024, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income.
Impairment of real estate investment property
We recorded an impairment charge of $5.8 million related to our property and equipment located in Saint Paul, Minnesota during the year ended December 31, 2025. We determined that an impairment charge was required based on current market conditions and represented the excess of the assets' carrying value over the assets’ estimated sale price less estimated selling costs. No impairment charges were recorded during the year ended December 31, 2024.
Gain on Sale of Real Estate Investments, Net
The gain on sale of real estate investments of $2.5 million for the year ended December 31, 2025 primarily related to the sale of our office property in Issaquah, Washington formerly leased to Costco. The gain on sale of real estate investments of $3.4 million for the year ended December 31, 2024 related to the aggregate gain on sale of two properties (one industrial property with a lease expiration at the end of 2024 and one office property).

Other (Expense) Income
Other expense was $15.3 million and $15.5 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily due to $0.7 million of proceeds from the settlement of property-related insurance claims received during the year ended December 31, 2025 and an increase of $0.5 million in income from unconsolidated investment in a real estate property due to an increase in straight-line rent related to the execution of the lease extension. These decreases were partially offset by an increase of $0.7 million in interest expense during the year ended December 31, 2025 as compared to the prior year. The increase in interest expense was primarily due to the amortization of off-market interest rate derivatives of $3.9 million and a $0.7 million prepayment fee incurred upon repayment of the mortgage loan secured by the office property in Issaquah, Washington formerly leased to Costco that was sold during the year ended December 31, 2025. The increase was partially offset by the $2.5 million of losses on non-designated or ineffective interest rate derivative instruments for the year ended December 31, 2024 related to swap agreements that were terminated on December 31, 2024. No such losses were recorded during year ended December 31, 2025. The decrease was also due to a decrease in the weighted average fixed rate as set by the respective swap agreements in place from 4.53% during the year ended December 31, 2024 to 4.25% during the year ended December 31, 2025.
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
Recent Accounting Pronouncements
See Note 2 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K for any recent accounting pronouncements.

Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K for discussion of commitments and contingencies).
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025, and delivered to stockholders in connection with our 2026 annual meeting of stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025, and delivered to stockholders in connection with our 2026 annual meeting of stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025, and delivered to stockholders in connection with our 2026 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025, and delivered to stockholders in connection with our 2026 annual meeting of stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025, and delivered to stockholders in connection with our 2026 annual meeting of stockholders.
PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements:
See Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
(a)(2)    Financial Statement Schedule:
The following financial statement schedule is included herein at pages F-32 through F-34 of this Annual Report on Form 10-K: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.
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

10.9
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
10.10
Fourth Amendment to Credit Agreement, dated January 16, 2026, between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the amended Credit Facility (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2026)

10.11
Unconditional Guaranty of Payment and Performance of Modiv Operating Partnership, LP under the Credit Agreement dated January 18, 2022 with KeyBank and other lenders by Modiv Inc. and certain subsidiary guarantors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-261529) filed with the Securities and Exchange Commission on February 10, 2022)

10.12
Securities Purchase Agreement, dated July 31, 2024, by and among Modiv Industrial Inc., Modiv Operating Partnership, LP and First City Investment Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 6, 2024)

10.13+
Modiv Industrial, Inc. 2024 Omnibus Incentive Plan, approved by the Company’s stockholders on December 11, 2024 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 4, 2025)

10.14+
Form of Class X Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 4, 2025)

19.1
Modiv Industrial, Inc. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 4, 2025)

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Modiv Industrial, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of investments in real estate properties
As described further in notes 2 and 3 to the consolidated financial statements, the Company monitors events and changes in circumstances that could indicate that the carrying amounts of investments in real estate properties may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of investments in real estate properties may not be recoverable, management assesses whether the carrying value of the investments in real estate properties will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the investments in real estate properties, the Company records an impairment charge to the extent the carrying value exceeds the estimated fair value of the investments in real estate properties. As of December 31, 2025, the Company’s net real estate investments totaled $435.5 million. During the year ended December 31, 2025, the Company recorded impairment charges of $5.8 million. We identified impairment of investments in real estate properties as a critical audit matter.

The principal considerations for our determination that impairment of investments in real estate properties is a critical audit matter are that auditing management’s evaluation of impairment of investments in real estate properties is challenging due to the high degree of judgment necessary in evaluating management’s indicators of possible impairment and due to significant auditor judgment in assessing the key inputs and assumptions used in forecasting undiscounted future cash flows and determining fair value.

Our audit procedures related to assessing impairment of investments in real estate properties included the following, among others.

•We evaluated the completeness of the population of real estate investments requiring further impairment evaluation as compared to the criteria established in management’s accounting policies.
•We tested the Company’s undiscounted cash flow analyses and estimates of fair value for investments in real estate properties with indicators of impairment, including evaluating the reasonableness of the methods and significant inputs and assumptions used. We compared anticipated sale values and appraised values with comparable observable market data, which involved the use of our real estate valuation professionals with specialized skills and knowledge.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.
Newport Beach, California
March 25, 2026

MODIV INDUSTRIAL, INC.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	As of December 31,
	2025	2024
Assets
Real estate investments:
Land	$98,175	$98,009
Buildings and improvements	383,540	386,102
Equipment	—	4,429
Tenant origination and absorption costs	13,638	13,194
Total investments in real estate property	495,353	501,734
Accumulated depreciation and amortization	(73,208)	(59,524)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	422,145	442,210
Unconsolidated investment in a real estate property	9,437	9,324
Total real estate investments, net, excluding real estate investments held for sale, net	431,582	451,534
Real estate investments held for sale, net	3,901	22,372
Total real estate investments, net	435,483	473,906
Cash and cash equivalents	14,381	11,530
Tenant deferred rent and other receivables	23,436	18,460
Above-market lease intangibles, net	1,169	1,240
Prepaid expenses and other assets	1,988	2,693
Total assets	$476,457	$507,829

Liabilities and Equity
Mortgage notes payable, net	$11,994	$30,777
Credit facility term loan, net	249,489	248,999
Accounts payable, accrued and other liabilities	3,831	4,035
Distributions payable	2,031	1,994
Below-market lease intangibles, net	7,067	7,948
Other liabilities related to real estate investments held for sale	—	26
Total liabilities	274,412	293,779
Commitments and contingencies (Note 10)
7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value; $25.00 per share liquidation preference; 1,701,500 shares authorized and outstanding as of December 31, 2025 and 2,000,000 shares authorized and outstanding as of December 31, 2024	2	2
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 10,766,709 shares issued and 10,299,390 shares outstanding as of December 31, 2025, and 10,404,211 shares issued and 9,936,892 outstanding as of December 31, 2024	11	10
Additional paid-in-capital	337,028	349,479
Treasury stock, at cost, 467,319 shares held as of each December 31, 2025 and 2024	(7,112)	(7,112)
Cumulative distributions and net losses	(168,100)	(154,074)
Accumulated other comprehensive income	919	1,841
Total Modiv Industrial, Inc. equity	162,748	190,146
Noncontrolling interests in the Operating Partnership	39,297	23,904
Total equity	202,045	214,050
Total liabilities and equity	$476,457	$507,829
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Rental	$45,823	$46,497
Other property	564	264
Total revenue	46,387	46,761
Expenses:
General and administrative	5,811	6,340
Stock compensation	2,915	1,586
Depreciation and amortization	15,087	16,601
Property	3,460	3,613
Impairment of real estate investment property	5,814	—
Total expenses	33,087	28,140
Gain on sale of real estate investments, net	2,520	3,360
Operating income	15,820	21,981
Other income (expense):
Interest and other income	893	474
Dividend income	—	113
Income from unconsolidated investment in a real estate property	758	297
Interest expense, net of unrealized gain on interest rate swaps and derivative settlements	(16,917)	(16,221)
Loss on equity investments	—	(151)
Other expense, net	(15,266)	(15,488)
Net income	554	6,493
Less: net loss (income) attributable to noncontrolling interests in Operating Partnership	514	(475)
Net income attributable to Modiv Industrial, Inc.	1,068	6,018
Preferred stock dividends	(3,202)	(3,688)
Net (loss) income attributable to common stockholders	$(2,134)	$2,330
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.31)	$0.25
Earnings (loss) per share attributable to common stockholders and Class C OP Units:
Diluted	$(0.31)	$0.25
Weighted-average number of common shares outstanding
Basic	10,144,791	9,293,103
Diluted	11,676,838	11,188,974
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024

Net income	$554	$6,493
Other comprehensive income (loss): cash flow hedge adjustments
Amortization of unrealized holding gain on interest rate swap	(1,015)	(1,017)
Unrealized loss on interest rate derivatives	(3,909)	—
Amortization of off-market interest rate derivatives	3,909	—
Total other comprehensive loss	(1,015)	(1,017)
Comprehensive (loss) income	(461)	5,476

Comprehensive loss (income) attributable to noncontrolling interest in Operating Partnership	704	(303)
Comprehensive income attributable to Modiv Industrial, Inc.	$243	$5,173
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Years Ended December 31, 2025 and 2024
(in thousands, except share data)

			Class C CS		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2023	2,000,000	$2	8,048,110	$8	$292,618	(343,510)	$(5,291)	$(145,552)	$2,658	$144,443	$80,679	$225,122
Issuance of common stock - distribution reinvestments	—	—	141,418	—	2,114	—	—	—	—	2,114	—	2,114
ATM offering of common stock, net	—	—	521,837	—	7,711	—	—	—	—	7,711	—	7,711
Exchange of Class C OP Units to common stock	—	—	1,675,219	2	42,914	—	—	—	(102)	42,814	(42,814)	—
Stock compensation expense	—	—	17,627	—	275	—	—	—	—	275	—	275
OP Units compensation expense	—	—	—	—	1,311	—	—	—	—	1,311	—	1,311
Repurchase of CS and Class C OP Units	—	—	—	—	—	(123,809)	(1,821)	—	—	(1,821)	(9,713)	(11,534)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(3,688)	—	(3,688)	—	(3,688)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(10,852)	—	(10,852)	(1,885)	(12,737)
Net income	—	—	—	—	—	—	—	6,018	—	6,018	475	6,493
Other comprehensive loss	—	—	—	—	—	—	—	—	(845)	(845)	(172)	(1,017)
Adjustment to noncontrolling interests	—	—	—	—	2,536	—	—	—	130	2,666	(2,666)	—
Balance, December 31, 2024	2,000,000	$2	10,404,211	$10	$349,479	(467,319)	$(7,112)	$(154,074)	$1,841	$190,146	$23,904	$214,050

Issuance of common stock - distribution reinvestments	—	—	133,439	—	1,882	—	—	—	—	1,882	—	1,882
ATM offering of common stock, net	—	—	212,791	1	2,753	—	—	—	—	2,754	—	2,754
Stock compensation expense	—	—	16,268	—	240	—	—	—	—	240	—	240
OP Units compensation expense	—	—	—	—	2,675	—	—	—	—	2,675	—	2,675
Repurchase of preferred stock	(298,500)	—	—	—	(7,105)	—	—	(6)	—	(7,111)	—	(7,111)
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	5,850	5,850
Dividends declared, preferred stock	—	—	—	—	—	—	—	(3,202)	—	(3,202)	—	(3,202)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(11,886)	—	(11,886)	(2,746)	(14,632)
Net income (loss)	—	—	—	—	—	—	—	1,068	—	1,068	(514)	554
Other comprehensive loss	—	—	—	—	—	—	—	—	(825)	(825)	(190)	(1,015)
Adjustment to noncontrolling interests	—	—	—	—	(12,896)	—	—	—	(97)	(12,993)	12,993	—
Balance, December 31, 2025	1,701,500	$2	10,766,709	$11	$337,028	(467,319)	$(7,112)	$(168,100)	$919	$162,748	$39,297	$202,045
See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$554	$6,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,087	16,601
Stock compensation expense	2,915	1,586
Amortization of deferred rents	(5,048)	(5,716)
Amortization of deferred financing costs and premium/discount	629	1,192
Amortization of (below) above market lease intangibles, net	(854)	(847)
Impairment of real estate investment property	5,814	—
Loss on equity investments	—	151
Gain on sale of real estate investments, net	(2,520)	(3,360)
Amortization of unrealized holding gain and unrealized gain on non-designated or ineffective interest rate derivative instruments	(1,015)	1,479
Adjustment for receipts from off-market interest rate derivatives	(4,581)	—
Amortization of off-market interest rate derivatives	3,909	—
Loss on early extinguishment of debt	768	—
Income from unconsolidated investment in a real estate property	(758)	(297)
Distributions from unconsolidated investment in a real estate property	646	1,027
Changes in operating assets and liabilities:
(Increase) decrease in tenant rent and other receivables	(13)	71
(Increase) decrease in prepaid expenses and other assets	(31)	460
Decrease in accounts payable, accrued and other liabilities	(535)	(599)
Net cash provided by operating activities	14,967	18,241

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(345)	(5,183)
Improvements to existing real estate investments and other assets	(506)	(1,847)
Net proceeds from sale of real estate investments	27,137	15,023
Net proceeds from sale of investment in common stock	—	652
Purchase deposits applied (paid)	150	(250)
Sale deposits received, net of applied	300	—
Proceeds from the settlement of property-related insurance claims	684	—
Investments in off-market interest rate derivatives	(4,200)	—
Receipts from off-market interest rate derivatives	4,581	—
Net cash provided by investing activities	27,801	8,395

Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(18,848)	(281)
Payments of deferred financing costs	(70)	—
Payment of loan prepayment fees	(732)	—
Proceeds from offering of common stock, net	2,754	7,711
Repurchases of preferred stock	(7,111)	—
Repurchases of common stock and Class C OP Units	—	(11,534)
Dividends paid to preferred stockholders	(3,339)	(3,688)
Distributions paid to common stockholders and non-controlling interest holders	(12,571)	(10,443)
Net cash used in financing activities	(39,917)	(18,235)
Net increase in cash, cash equivalents, and restricted cash	2,851	8,401
Cash, cash equivalents, and restricted cash, beginning of period	11,530	3,129
Cash, cash equivalents, and restricted cash, end of period	$14,381	$11,530

MODIV INDUSTRIAL, INC.
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	Year Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2025	2024
Cash paid for interest	$12,268	$13,504

Supplemental Schedule of Noncash Investing and Financing Activities:
Distribution of Generation Income Properties, Inc. (“GIPR”) common stock to Class C Common Stock and Class C OP Units	$—	$10,361
Receipt of GIPR common stock in exchange of GIPR preferred stock	$—	$(11,039)
Conversion of Classes M, P and R OP Units to Class C OP Units	$—	$(17,705)
Exchange of Class C OP Units for Class C Common Stock	$—	$60,518
Change in construction advances	$153	$1,199
Issuance of Class C OP Units in the acquisition of a real estate investment	$5,850	$—
Reinvested distributions from common stockholders	$1,882	$2,114
(Decrease) increase in accrued distributions	$(50)	$180

See accompanying notes to consolidated financial statements.

MODIV INDUSTRIAL, INC.
Notes to Consolidated Financial Statements
NOTE 1. BUSINESS AND ORGANIZATION
Modiv Industrial, Inc. (the “Company”) was incorporated on May 15, 2015 as a Maryland corporation. The Company changed its name from Modiv Inc. to Modiv Industrial, Inc., effective August 11, 2023, upon achieving 70% (expressed as a percentage of annual base rent (“ABR”)) of industrial properties in its portfolio. The Company has the authority to issue 450.0 million shares of stock, consisting of 50.0 million shares of preferred stock, $0.001 par value per share, of which 1.7 million shares are designated as 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), 300.0 million shares of Class C common stock (“Class C Common Stock”), $0.001 par value per share, and 100.0 million shares of Class S common stock, $0.001 par value per share. The Company’s Series A Preferred Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol MDV.PA and has been trading since September 17, 2021. The Company’s Class C Common Stock is listed on the NYSE under the symbol “MDV” and has been trading since February 11, 2022.
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 81% and 89% partnership interest in, the Operating Partnership as of December 31, 2025 and 2024, respectively. The Operating Partnership’s limited partners include holders of Class C Operating Partnership Units (“Class C OP Units”) and Class X Operating Partnership Units (“Class X OP Units”, and, together with the Class C OP Units, “OP Units”), as described in Note 11.
As of December 31, 2025, the Company’s portfolio of approximately 4.4 million square feet of aggregate leasable space consisted of investments in 42 real estate properties, comprised of 39 industrial properties, which represent approximately 82% of the portfolio (expressed as a percentage of ABR) as of December 31, 2025, including an approximate 72.7% tenant-in-common interest in a Santa Clara, California industrial property (the “TIC Interest”) and one held for sale property, and three non-core properties, which represent approximately 18% of the portfolio by ABR.
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
Noncontrolling Interest in Consolidated Entities
The Company accounts for the noncontrolling interests in its Operating Partnership in accordance with the related accounting guidance. Due to the Company’s exclusive responsibility and discretion in the management and control of the Operating Partnership as its sole general partner, the Operating Partnership, including its wholly-owned subsidiaries, are consolidated by the Company, and the limited partner interests not held by the Company are reflected as noncontrolling interests in the accompanying consolidated balance sheets and statements of equity. See Note 11 for more information on the limited partner interests not held by the Company.
Revenue Recognition
The Company accounts for leases in accordance with FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02 (collectively, “Topic 842”). As a lessor, the Company’s leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU No. 2018-11 have been combined under rental revenue in the Company’s accompanying consolidated statements of operations.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Neither the Company nor its subsidiaries has been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2025 and 2024. As of December 31, 2025, the returns for calendar years 2022, 2023 and 2024 remain subject to examination by the IRS and some additional years may be subject to examination wherein tax loss carryforwards are utilized and in certain state tax jurisdictions.
Treasury Stock
The Company accounts for repurchased shares of its Class C Common Stock as treasury stock. Treasury shares are recorded at cost and are included as a component of equity in the Company’s accompanying consolidated balance sheets as of December 31, 2025 and 2024.
Per Share Data
The Company reports both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) less net income (loss) attributable to noncontrolling interests in Operating Partnership, preferred stock dividends, and Class X OP Unit distributions by the weighted average number of common shares outstanding during the period. Diluted EPS considers the effect of potentially dilutive securities. See Note 12 for additional information.
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
As of December 31, 2025, the Company had cash and cash equivalents of $14.4 million, of which $11.5 million was held in investments in government money market funds and $1.9 million exceeded the federally insurable limits and was held with major financial institutions. Although the Company bears the risk with respect to amounts not federally insured, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where the Company’s cash and cash equivalents are held.
Real Estate Investments
Real Estate Acquisition Valuation
The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. All real estate acquisitions during the years ended December 31, 2025 and 2024 qualified as asset acquisitions. The Company allocates the purchase price, including transaction costs, to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below- market lease values and the value of in-place leases.
The Company assesses the estimated fair values using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. The majority of the Company’s properties that were acquired during the years ended

December 31, 2025 and 2024 were purchased through sale-leaseback transactions. These acquisitions satisfied the requirements of sale-leaseback accounting under ASC 842, Leases.
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
Equity Investment in Unconsolidated Investment in a Real Estate Property
The Company accounts for investments in an entity over which the Company has the ability to exercise significant influence using the equity method of accounting. Under the equity method of accounting, an investment is initially recognized at cost and is subsequently adjusted to reflect the Company’s share of earnings or losses of the investee. The investment is also increased for additional amounts invested and decreased for any distributions received from the investee. Equity method investments are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the investment might not be recoverable. If an equity method investment is determined to be other-than-temporarily impaired, the investment is reduced to fair value and an impairment charge is recorded as a reduction to earnings. The Company’s unconsolidated investment is in the form of its share in the ownership of a real estate property where the equity method of accounting is applied.
Other Investments
The Company has insignificant investments through simple agreements for future equity (“SAFE”) in two entities that it made when the Company was in the crowdfunding business. These SAFE investments provide that the Company will automatically receive shares of the entities based on the conversion rate of any future equity rounds up to a valuation cap. The investments are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The Company has recorded these investments at cost. An impairment of $0.1 million was recorded for the year ended December 31, 2024 for one of these investments, which is included in loss on equity investments in the accompanying consolidated statement of operations, and no impairment was recorded for the year ended December 31, 2025.
Deferred Financing Costs
Deferred financing costs represent commitment fees, mortgage loan and line of credit fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the Company’s balance sheet as a direct deduction from the carrying value of the associated mortgage note payable and term loan and deferred financing costs related to revolving credit facility are presented as an asset under prepaid expenses and other assets in the Company’s consolidated balance sheets. Costs related to mortgage notes payable and the term loan are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Costs related to the revolving credit facility are amortized on a straight-line basis to interest expense over the term of the agreements.Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
The Company records derivative instruments at fair value on its accompanying consolidated balance sheets. The accounting for changes in the fair value of derivatives depends on whether the Company elects to designate a derivative instrument in a hedging relationship as a fair value or cash flow hedge and whether the hedging relationship satisfies the criteria necessary to apply hedge accounting. If a derivative is designated and qualifies for hedge accounting treatment, changes in the fair value of the derivative are included in other comprehensive income (loss). If the derivative is not designated or does not meet the hedge accounting criteria, changes in the fair value of the derivative are included in interest expense, net of unrealized gain on interest rate swaps and derivative settlements in the consolidated statements of operations.

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
Premiums paid by the Company for off-market derivative instruments are amortized to interest expense over the term of the derivative instrument. Cash flows for derivative instruments are classified as cash flows from operating activities within the consolidated statements of cash flows, unless there is an other-than-insignificant financing element present at inception of the derivative financial instrument. For derivatives with an other-than-insignificant financing element at inception due to off-market terms, cash flows are classified as cash flows from investing activities for the party acting as the lender within the consolidated statements of cash flows.
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
The Company’s chief operating decision maker (the “CODM”) is the chief executive officer, who assesses the Company’s performance and decides how to allocate resources based on net income (loss), which is reported on the accompanying statements of operations. The CODM uses net income (loss) in deciding whether to use profits for acquisitions, further investment in owned properties, repay debt, repurchase preferred shares, or change the monthly distribution rate. Net income or loss is also used to monitor budget versus actual results. The CODM reviews the consolidated expenses, which are reported on the face of the consolidated statements of operations and include general and administrative expenses, property expenses, depreciation and amortization, any impairment loss and interest expense. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets, including long-lived real estate assets which include land, buildings, and improvements subject to operating leases.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, ASU 2023-09 requires annual disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is over a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. The Company adopted this standard in the year ended December 31, 2025. The adoption did not have a material effect on the Company’s consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASC 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 clarifies required form and content of interim financial statements and notes and requires entities issuing condensed financial statements to disclose certain events occurring since the end of the most recent fiscal year that have a material impact on the entity and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related notes thereto.
NOTE 3. REAL ESTATE INVESTMENTS
As of December 31, 2025, the Company’s real estate net investment portfolio of $426.0 million consisted of 42 operating properties, excluding the TIC Interest and including one property held for sale, located in 14 states.
Acquisitions
On March 7, 2025, the Company acquired an industrial property for $6.1 million, consisting of $0.3 million in cash and 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit. The property with a leasable area of 48,589 square feet is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The property contains an adjacent land parcel that has the potential to be developed into additional industrial space. The total acquisition cost, including legal fees and transaction costs, was $6.2 million and was allocated as follows: $1.0 million to land, $4.8 million to buildings and improvements, $0.4 million to tenant origination and absorption costs, and an immaterial amount to below-market lease intangibles. The seller is not affiliated with the Company or its affiliates. The Company recognized $0.4 million of rental revenue related to this property during the year ended December 31, 2025.
On July 15, 2024, the Company acquired an industrial manufacturing property that produces optical systems for the defense and aerospace industries for $5.1 million. The property is located in the Tampa, Florida metropolitan area and the tenant entered into a 20-year sale-leaseback agreement. The total acquisition cost, including legal fees and transaction costs, was $5.2 million and was allocated as follows: $1.4 million to land, $3.7 million to buildings and improvements, and $0.1 million to tenant origination and absorption costs. The seller is not affiliated with the Company or its affiliates. The Company recognized $0.5 million and $0.3 million, of rental income related to this property during years ended December 31, 2025 and 2024, respectively.
Dispositions
On December 15, 2025, the Company completed the sale of its office property in Issaquah, Washington formerly leased to Costco Wholesale Corporation (“Costco”) for $26.0 million, which included the sale price of $25.6 million and $0.4 million of extension fees. The gain on sale was $2.4 million and net proceeds from the sale were $5.3 million, net of the $18.3 million mortgage repayment, $0.7 million loan prepayment fee, transfer taxes, commissions and other closing costs.
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
During the year ended December 31, 2024, the Company sold two real estate properties (one non-core office and one industrial) and a land parcel for aggregate contract sales prices of $15.3 million, aggregate gain on sale of $3.4 million and aggregate net proceeds of $15.0 million, net of commissions and closing costs.

Asset Concentration
As of December 31, 2025 and 2024, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows (dollars in thousands):

	December 31, 2025		December 31, 2024
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$65,202	13.7%	$66,263	13.0%
Rental Income Concentration
During the years ended December 31, 2025 and 2024, the Company’s rental income concentration (greater than 10% of rental income) was as follows (dollars in thousands):

	Year Ended December 31,
	2025		2024
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine industrial properties - CO (three), OH (two), PA, NC, SC and FL	$6,640	14.5%	$6,651	14.3%
KIA retail property - CA	$5,052	11.0%	$5,029	10.8%
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
As of December 31, 2025, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases, excluding the TIC Interest, are as follows (in thousands):

Amount
2026	$37,282
2027	37,709
2028	38,049
2029	37,430
2030	37,350
Thereafter	457,343
$645,163

Intangible Assets, Net Related to the Company’s Real Estate
As of December 31, 2025 and 2024, intangible assets, net related to the Company’s real estate were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$13,638	$1,559	$(14,408)	$13,194	$1,560	$(14,365)
Accumulated amortization	(9,824)	(390)	7,341	(9,203)	(320)	6,417
Net amount	$3,814	$1,169	$(7,067)	$3,991	$1,240	$(7,948)
Amortization of tenant origination and absorption costs for the years ended December 31, 2025 and 2024 was $0.6 million and $1.0 million, respectively. Amortization of above-market lease intangibles for each of the years ended December 31, 2025 and 2024 was $0.1 million. Amortization of below-market lease intangibles was $0.9 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, amortization of intangible assets for each of the next five years and thereafter is expected to be as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2026	$558	$54	$(926)
2027	549	54	(926)
2028	529	54	(916)
2029	434	54	(876)
2030	423	54	(876)
Thereafter	1,321	899	(2,547)
	$3,814	$1,169	$(7,067)

Weighted-average remaining amortization period	8.2 years	21.7 years	7.9 years
Real Estate Investments Held for Sale
As of December 31, 2025, the Company classified one property as held for sale. In December 2025, the Company entered into a purchase and sale agreement for its industrial property in Saint Paul, Minnesota for $4.0 million and the buyer deposited a $0.3 million non-refundable deposit. In January 2026, the parties amended the purchase and sale agreement, increasing the purchase price to $4.1 million and allowing for an option to extend the closing date to March 31, 2026 with the buyer depositing an additional $1.7 million of non-refundable deposits, which the Company has received.
As of December 31, 2024, the Company classified its office property in Issaquah, Washington formerly leased to Costco as held for sale. The property was sold on December 15, 2025.

The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Assets related to real estate investments held for sale:
Land, buildings and improvements	$4,310	$27,586
Tenant origination and absorption costs	—	2,765
Accumulated depreciation and amortization	(409)	(7,979)
Real estate investments held for sale, net	$3,901	$22,372
Liabilities related to real estate investments held for sale:
Other liabilities, net	$—	$26
Impairment Charge
The Company recorded aggregate impairment charges of $5.8 million related to its property and equipment located in Saint Paul, Minnesota during the year ended December 31, 2025. The Company determined that impairment charges were required based on current market conditions at the time and represented the excess of the assets' carrying value over the assets’ estimated sale price less estimated selling costs, of $3.9 million. Impairment estimates can differ materially from actual impairment results once a property is sold and could result in further impairment charges.
NOTE 4. UNCONSOLIDATED INVESTMENT IN A REAL ESTATE PROPERTY
The Company’s unconsolidated investment in a real estate property amounted to $9.4 million and $9.3 million as of December 31, 2025 and 2024, respectively. The related income from unconsolidated investment in a real estate property amounted to $0.8 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
During 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an approximate 72.7% TIC Interest. The remaining approximate 27.3% interest in the Santa Clara, California property was held by third parties. The Company receives approximately 72.7% of the cash flow distributions and recognizes approximately 72.7% of the results of operations from the TIC Interest.
As of December 31, 2025, the Company and the third parties each hold an individual, undivided ownership interest in the Santa Clara property. Undivided ownership interests are arrangements in which two or more parties jointly own the property and the title is held individually to the extent of each party’s interest. Based upon the nature of the Company’s interest, consolidation is not appropriate. As the Santa Clara property is subject to joint control, the Company accounts for its TIC Interest using the equity method. Subsequent to December 31, 2025, the Company acquired the 27.3% remaining TIC interest for $9.6 million, giving the Company 100% ownership and control of the property.
On April 24, 2025, the TIC’s leases with Fujifilm Dimatix, Inc. were amended to extend the leases for ten years from March 17, 2026 to March 16, 2036. The leases, as amended, provide for annual rent escalations of 3.0% and include two seven-year renewal options. The mortgage on this property bears interest at 3.86% and has a maturity date of October 1, 2027.

The following is summarized financial information for the Santa Clara, California property as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Assets:
Real estate investments, net	$27,032	$27,529
Cash and cash equivalents	233	599
Other assets	79	59
Total assets	$27,344	$28,187
Liabilities:
Mortgage note payable, net	$12,018	$12,337
Below-market lease, net	2,075	2,221
Other liabilities	273	806
Total liabilities	14,366	15,364
Total equity	12,978	12,823
Total liabilities and equity	$27,344	$28,187

	Year Ended December 31,
	2025	2024
Total revenue	$3,409	$2,758
Operating expenses:
Depreciation and amortization	1,040	1,039
Other expenses	824	794
Total operating expenses	1,864	1,833
Operating income	1,545	925
Interest expense	502	516
Net income	$1,043	$409
NOTE 5. OTHER BALANCE SHEET DETAILS
Tenant Deferred Rent and Other Receivables
As of December 31, 2025 and 2024, tenant deferred rent and other receivables consisted of the following (in thousands):

	December 31,
	2025	2024
Straight-line rent	$23,169	$18,206
Tenant rent and reimbursements	267	254
Total	$23,436	$18,460

Prepaid Expenses and Other Assets
As of December 31, 2025 and 2024, prepaid expenses and other assets were comprised of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$820	$1,213
Construction advances (1)	—	153
Purchase deposits	100	250
Other assets	1,031	1,000
Deferred financing cost on credit facility revolver	37	77
Total	$1,988	$2,693
(1)    The balance as of December 31, 2024 represented advances for improvements to be made to the Lindsay property in Franklinton, North Carolina that were completed during the year ended December 31, 2025.
Accounts Payable, Accrued and Other Liabilities
As of December 31, 2025 and 2024, accounts payable, accrued and other liabilities were comprised of the following (in thousands):

	December 31,
	2025	2024
Accounts payable	$283	$365
Accrued expenses	972	884
Accrued interest payable	96	158
Unearned rent	1,582	2,030
Security deposits	469	469
Sale deposits	300	—
Lease incentive obligation	129	129
Total	$3,831	$4,035

NOTE 6. DEBT
Mortgage Notes Payable, Net
As of December 31, 2025 and 2024, the Company’s mortgage notes payable consisted of the following (dollars in thousands):

Collateral	December 31, 2025	December 31, 2024	Interest Rate (1)	Loan Maturity
Costco property (2)	$—	$18,589	N/A	N/A
Taylor Fresh Foods property	12,070	12,329	3.85%	11/01/2029
Total mortgage notes payable	12,070	30,918
Less unamortized deferred financing costs	(76)	(141)
Mortgage notes payable, net	$11,994	$30,777
(1)Represents the contractual interest rate in effect under the respective mortgage note payable.
(2)On December 15, 2025, the Company repaid the $18.3 million mortgage note secured by the property and paid a $0.7 million loan prepayment fee in conjunction with the sale of the property, which is reflected as a loss on extinguishment of debt as shown in the interest expense, net of unrealized gain on interest rate swaps and derivative settlements section below.

The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable, net, which are Level 3 fair value measurements, reflecting unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable, net	$12,070	$11,994	$11,400	$30,918	$30,777	$27,964
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
On February 26, 2025, the Company entered into an agreement with the Lenders to amend the Credit Agreement to extend the maturity of the Revolver to January 18, 2027, which was coterminous with the maturity of the Term Loan.
On January 16, 2026, the Company entered into an agreement with the Lenders to amend the Credit Agreement to (i) extend the maturity date of the credit facility for eighteen months to July 18, 2028, (ii) remove the 10 basis point secured overnight financing rate (“SOFR”) Adjustment and (iii) allow repurchases of shares of the Preferred Stock, by amending certain distribution covenants so long as such repurchases are funded by proceeds from the issuance of preferred or common stock or asset sales, in each case, occurring within the trailing twelve month period of such repurchase.
There was no outstanding balance on the Revolver at or during the years ended December 31, 2025 or 2024. The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred $0.1 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.
In January 2025, the Company entered into two swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on the Company’s current leverage ratio. The Company paid aggregate premiums of $4.2 million to buy down the fixed rate below the market rate. The Company designated the two pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 7 for more details). The floating interest rate was 5.4875% on the Term Loan as of December 31, 2025. In January 2026, the Company entered into three new swap agreements to fix SOFR from December 31, 2025 to December 31, 2026 at 2.45%. See Note 13 for more details.
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
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of December 31, 2025.

Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of December 31, 2025 (in thousands):

		Credit Facility
	Mortgage Notes Payable	Revolver	Term Loan	Total
2026	$269	$—	$—	$269
2027 (1)	279	—	250,000	250,279
2028	290	—	—	290
2029	11,232	—	—	11,232
2030	—	—	—	—
Thereafter	—	—	—	—
Total principal	12,070	—	250,000	262,070
Less: deferred financing costs, net	(76)	—	(511)	(587)
Net	$11,994	$—	$249,489	$261,483
(1)     On January 16, 2026, the Company entered into an agreement with the Lenders to amend the Credit Agreement to extend the maturity date of the Credit Facility eighteen months to July 18, 2028.
Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized loss (gain) on interest rate swaps for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025		2024
Mortgage notes payable:
Interest expense	$1,326		$1,383
Amortization of deferred financing costs	29		29
Loss on early extinguishment of debt	768		—
Credit facility:
Interest expense	15,422		17,767
Unused commitment fees	76		377
Amortization and write-off of deferred financing costs	600		1,163
Swap derivatives:
Derivative cash settlements	(4,581)	(1)	(6,206)	(3)
Amortization of off-market interest rate derivatives	3,909	(1)	—
Accrued interest from December 31, 2024 to respective swap execution date	291	(1)	—
Amortization of unrealized gain on interest rate swap valuation	(1,015)	(2)	(1,017)	(2)
Unrealized loss on non-designated or ineffective interest rate derivative instruments, net	—		2,496	(4)
Other	92		229
Total interest expense	$16,917		$16,221
(1)Related to the two swap agreements effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, as described in Note 7. The Company paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the market rate, and the resulting derivatives were amortized over the term of the swap agreements.
(2)The unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership is being amortized on a straight-line basis as a reduction to interest expense through the original maturity date of the Credit Facility, January 18, 2027.
(3)Derivative cash settlements received from derivative instruments entered into by the Company covering (i) its original $150.0 million Credit Facility Term Loan effective May 31, 2022 and (ii) its additional $100.0 million Term Loan commitment effective November 30, 2022. Both derivative instruments were canceled on December 31, 2024, as discussed above and in Note 7.
(4)    Represents the $3.0 million unrealized loss on the valuation of the $150.0 million derivative instrument, net of the $0.5 million gain on the valuation of the $100.0 million derivative instrument for the year ended December 31, 2024 that were recognized as a net increase in interest expense.
NOTE 7. INTEREST RATE SWAP DERIVATIVES
In January 2025, the Company, through its Operating Partnership, entered into two swap agreements, effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2025 at 2.45%, resulting in a fixed rate of 4.25% based on the Company’s leverage ratio. The fixed rate increases if the Company’s leverage ratio increases above 50%. The Company paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the market rate. The Company designated the pay-fixed, receive-floating interest rate swaps as cash flow hedges and therefore the change in fair value of $3.9 million from the swap execution dates to December 31, 2025 was recorded as accumulated other comprehensive income in the Company's consolidated balance sheet as of December 31, 2025.
The Company, through its Operating Partnership, entered into a five-year swap agreement in May 2022 to fix SOFR at 2.258% effective May 31, 2022 related to the variable interest rate on its original $150.0 million Term Loan. The Company designated the pay-fixed, receive-floating interest rate swap as a cash flow hedge, which was effective through December 31, 2022. The derivative instrument failed to qualify as a cash flow hedge during the year ended December 31, 2023 and as a result, the net change in fair value of the $150.0 million derivative instrument was recorded as a component of interest expense with any losses resulting in an increase to interest expense and any gains resulting in a decrease to interest expense. The Company recognized $3.0 million of unrealized losses on the valuation of the $150.0 million derivative instrument for the year ended December 31, 2024.
Due to the $150.0 million derivative instrument’s failure to qualify as a cash flow hedge, the unrealized gain on interest rate swap derivative of $4.1 million as of December 31, 2022 (recorded in the Company’s financial statements as follows: (i) $3.5 million of accumulated other comprehensive income and (ii) $0.6 million of noncontrolling interest in operating partnership), is being amortized on a straight-line basis as a reduction to interest expense through the original maturity date of the Credit Facility, January 18, 2027. There is no income tax expense resulting from this amortization. During each of the years ended December 31, 2025 and 2024, interest expense was reduced by $1.0 million for amortization of the unrealized gain on this swap previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership.
As of December 31, 2025, the Company’s unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company’s consolidated balance sheet amounted to $1.1 million. The Company estimates that $1.0 million of the remaining unrealized gain on interest rate swap derivative will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company’s accompanying consolidated statements of operations over the next twelve months.
The Company, through its Operating Partnership, also entered into another five-year swap agreement in October 2022 to fix SOFR at 3.440% effective November 30, 2022 related to the variable interest rate on its additional $100.0 million Term Loan commitment. The Company did not designate the pay-fixed, receive-floating interest rate swap as a cash flow hedge. On December 31, 2024, the counterparties to the swap agreements exercised their one-time option to cancel the swap agreements. The $0.5 million unrealized gain for the year ended December 31, 2024 was recognized as a decrease to interest expense in the Company’s accompanying consolidated statements of operations.
NOTE 8. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to $50.0 million shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company issued 2.0 million shares of its Series A Preferred Stock. As of December 31, 2025 and 2024, 1.7 million and 2.0 million shares of Series A Preferred Stock were issued and outstanding, respectively.

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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company’s Class C Common Stock have not been met as of December 31, 2025.
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
On February 27, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2025, which was paid on April 15, 2025. On May 6, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the second quarter of 2025, which was paid on July 15, 2025. On August 5, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the third quarter of 2025, which were paid on October 15, 2025. On November 12, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the fourth quarter of 2025, which were paid on January 15, 2026.
Preferred Stock Repurchase Program
On March 4, 2025, the Company’s board of directors authorized the Company to repurchase shares of its Series A Preferred Stock up to an aggregate amount not to exceed the aggregate amount of proceeds from sales of the Company’s Class C Common Stock during the trailing twelve month period (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases, block purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Repurchase Program was scheduled to expire on December 31, 2026, and it may be suspended or discontinued at any time. On January 16, 2026, the Company’s board approved an amendment to the Repurchase Program to extend the expiration date of the Repurchase Program from December 31, 2026 to December 31, 2027.
From March 4, 2025 through December 31, 2025, the Company repurchased a total of 298,500 shares of its Series A Preferred Stock, representing 14.9% of shares issued, for a total of $7.1 million at an average cost of $23.82 per share.
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
During the year ended December 31, 2025, the Company sold 212,791 shares of Class C Common Stock in the ATM Offering at an average price of $15.66 per share for proceeds of $3.3 million, net of sale commissions. From November 15, 2023 through December 31, 2025, an aggregate of 819,700 shares have been sold in the ATM Offering at an average price of $15.95 per share for aggregate net proceeds of $11.3 million after legal, accounting, investor relations and other offering costs of $1.4 million. As of December 31, 2025, the Company had $36.9 million of shares of Class C Common Stock available for future issuance under the ATM Offering.
Common Stock Distributions
Aggregate distributions declared per share of Class C Common Stock were $1.17 and $1.15 for the years ended December 31, 2025 and 2024, respectively.
NOTE 9. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board services for the years ended December 31, 2025 and 2024, are as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Payments for services rendered	$300	$223
Value of shares of Class C Common Stock issued	240	275
Total	$540	$498

Number of shares issued for services rendered	16,268	17,627

Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company earns management fee income from the Santa Clara property, in which it has a TIC Interest. The management fee income is presented as part of other property revenue in the Company’s statements of operations. The related Santa Clara asset management fee expense is included as a reduction in the income from unconsolidated investment in a real estate property. Amounts of each for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Management fee income from TIC Interest	$264	$264
Company’s share in TIC asset management fee expense	$192	$192
NOTE 10. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company’s property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of December 31, 2025, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company’s consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of December 31, 2025 and 2024, the Company had obligations to pay $2.0 million and $3.0 million, respectively, for on-site building and tenant improvements to be incurred by tenants.
Legal Matters
From time to time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. As of December 31, 2025, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
NOTE 11. OPERATING PARTNERSHIP UNITS
As of December 31, 2025 and 2024, there were 1,593,328 and 1,249,210 Class C OP Units outstanding that were not held by the Company, which are entitled to distributions, but have limited voting rights. After the Class C OP Units have been outstanding for at least one year, the holder may require the Operating Partnership to exchange all or a portion of such holder’s Class C OP Units for cash or, at the option of the Company, shares of Class C Common Stock on a one-for-one basis. On March 7, 2025, the Company acquired an industrial property whereby the seller received 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit (see Note 3 for additional information).
On February 3, 2025, the Company entered into the Fourth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”) of the Operating Partnership, to, among other things, incorporate prior amendments to the Third Amended and Restated Partnership Agreement, and designate and set forth the terms of the Class X OP Units. As of December 31, 2025, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees. Class X OP Units generally are entitled to receive the same current distributions that are paid on the Class C OP Units.

Prior to December 31, 2024, the Company had issued three types of units of limited partnership interest in the Operating Partnership (“Class M OP Units,” “Class P OP Units,” and “Class R OP Units”), which were not entitled to distributions and had no voting rights. During the year ended December 31, 2024, all of the Class M OP Units, Class P OP Units, and Class R OP Units automatically converted to Class C OP Units. Some of these units were then exchanged on a one-for-one basis for the Company's Class C Common Stock.
OP Unit and Stock Compensation Expense
Stock compensation expense for the OP Unit awards and for stock issued to the board of directors for the years ended December 31, 2025 and 2024, was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Class P OP Units	$—	$89
Class R OP Units	—	1,222
Class X OP Units	2,675	—
OP Units stock compensation expense	2,675	1,311
Class C Common Stock issued to the board of directors	240	275
Total stock compensation expense	$2,915	$1,586
As of December 31, 2025, total unrecognized compensation expense related to the Class X OP Unit awards was $10.8 million with a weighted average remaining term of 3.9 years.
Distributions and Allocations
Class C OP Units and Class X OP Units received the following distributions and allocations of net income (loss) during the years ended December 31, 2025 and 2024, as follows (in thousands):

	Year Ended December 31,
	2025	2024
Class C and Class X OP Units distributions paid	$2,622	$1,919
Class C and Class X OP Units net (loss) income allocation	$(514)	$475
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
On repurchase of preferred stock, any excess or deficit of the net carrying amount of the preferred stock in the Company’s consolidated balance sheet over or under the fair value of the consideration transferred to the holders of the preferred stock is included in the determination of net income (loss) attributable to common stockholders in the calculation of earnings per share.

The following table presents the computation of the Company’s basic earnings (loss) per share attributable to common stockholders and its diluted earnings (loss) per share attributable to common stockholders and noncontrolling interests, which are Class C OP Units for the years ended December 31, 2025 and 2024 (in thousands, except shares/units and per share data):

	Year Ended December 31,
	2025	2024
Net income	$554	$6,493
Net loss (income) attributable to noncontrolling interest in Operating Partnership (1)	484	(475)
Preferred stock dividends	(3,202)	(3,688)
Loss on repurchases of preferred stock	(6)	—
Class X OP Unit distributions	(949)	—
Net (loss) income available to common stockholders used in basic net (loss) income per share	(3,119)	2,330
Net (loss) income attributable to noncontrolling interest in Operating Partnership	(484)	475
Net (loss) income available to common stockholders and noncontrolling interests used in diluted net (loss) income per share/unit	$(3,603)	$2,805

Weighted average shares of Common Stock outstanding - basic	10,144,791	9,293,103
Class C OP Units (2)	1,532,047	1,895,871
Weighted average shares and units outstanding - diluted (2)	11,676,838	11,188,974

Earnings (loss) per share attributable to common stockholders:
Basic	$(0.31)	$0.25
Earnings (loss) per share attributable to common stockholders and Class C OP Units:
Diluted	$(0.31)	$0.25
(1)    Each Class C Common Share and Class C OP Unit have the same participation in earnings (loss).
(2)    Class C OP Units are included in the weighted average shares and units outstanding to calculate diluted earnings (loss) per share as each Class C Common Share and Class C OP Unit have the same participation in earnings (loss). During the year ended December 31, 2025, the weighted average dilutive effect of 803,715 Class X OP Units, was excluded from diluted earnings (loss) per share attributable to common stockholders and noncontrolling interest as the effect would have been antidilutive. As of December 31, 2025, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees.
NOTE 13. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date these consolidated financial statements are issued. Significant subsequent events are described below:
Amendments to the Credit Facility
On January 16, 2026, the Company entered into an agreement with the Lenders to amend the Credit Agreement to (i) extend the maturity date of the credit facility eighteen months to July 18, 2028, (ii) remove the 10 basis points SOFR Adjustment and (iii) allow repurchases of shares of the Series A Preferred Stock, by amending certain distribution covenants so long as such repurchases are funded by proceeds from the issuance of preferred or common stock or asset sales, in each case, occurring within the trailing twelve month period of such repurchase.
Preferred Stock Repurchase Program
On January 16, 2026, the Company’s board approved an amendment to the Repurchase Program to (1) extend the expiration date of the Repurchase Program from December 31, 2026 to December 31, 2027 and (2) set the maximum amount of shares of Series A Preferred Stock that may be repurchased under the Repurchase Program at $49.6 million, including shares of Series A Preferred Stock that had been repurchased as of January 16, 2026.
In January 2026, the Company repurchased 21,109 shares of Series A Preferred Stock for a total of $0.5 million at an average cost of $24.95 per share and there were 1,680,391 shares of Series A Preferred Stock outstanding as of the filing date of this Annual Report on Form 10-K.

Preferred Dividends
On November 12, 2025, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the fourth quarter of 2025, which were paid on January 15, 2026.
On March 17, 2026, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2026, which are scheduled to be paid on April 15, 2026.
Common Stock and OP Unit Distributions
On January 16, 2026, the Company’s board of directors authorized a 2.6% increase in the annual distribution rate from $1.17 per share to $1.20 per share commencing with monthly distributions payable to common stockholders and Class C OP Unit holders of record beginning as of January 30, 2026 and (ii) authorized monthly distributions of $0.10 per share payable to common stockholders and OP Unit holders of record as of January 30, 2026, February 27, 2026 and March 31, 2026, which will be paid on or about February 13, 2026, March 13, 2026 and April 15, 2026, respectively.
On March 17, 2026, the Board authorized and the Company declared monthly distributions of $0.10 per share payable to common stockholders and Class C OP Unit holders of record as of April 30, 2026, May 29, 2026 and June 30, 2026, which will be paid on or about May 15, 2026, June 15, 2026 and July 15, 2026, respectively.

The per share monthly distribution rate of $0.10 per share of Common Stock is equivalent to an annualized rate of $1.20 per share.
TIC Interest Acquisition
On January 16, 2026, the Company acquired the 27.3% remaining TIC interest for $9.6 million, giving the Company 100% ownership and control of the Santa Clara, California property leased to Fujifilm Dimatix, Inc.
New Interest Rate Swap Agreements
On January 16, 2026, the Company entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which will fix SOFR for the year ending December 31, 2026 at 2.45%, resulting in a fixed interest rate of 4.15%. The Company paid aggregate premiums of $2.7 million, including accrued interest receivable, to buy down the fixed rate below the prevailing market rate.

MODIV INDUSTRIAL, INC.
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2025
(in thousands, excludes real estate asset held for sale)

					Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (3)	Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances (1)	Land	Buildings & Improvements (2)	Total		Land	Buildings & Improvements (2)	Total	Accumulated Depreciation and Amortization	Net
Northrop Grumman	Melbourne, FL	1986	03-07-2017	$—	$1,191	$12,533	$13,724	$2,066	$1,191	$14,599	$15,790	$(5,380)	$10,410
Northrop Grumman Parcel	Melbourne, FL	—	06-21-2018	—	329	—	329	—	329	—	329	—	329
Husqvarna	Charlotte, NC	2010	11-30-2017	—	975	11,879	12,854	—	975	11,879	12,854	(2,899)	9,955
AvAir	Chandler, AZ	2015	12-28-2017	—	3,494	23,864	27,358	—	3,494	23,864	27,358	(5,581)	21,777
3M	DeKalb, IL	2007	03-29-2018	—	759	16,360	17,119	932	759	17,292	18,051	(7,113)	10,938
Taylor Fresh Foods	Yuma, AZ	2001	10-24-2019	12,070	4,312	32,776	37,088	—	4,312	32,776	37,088	(8,205)	28,883
Labcorp	San Carlos, CA	1974	12-31-2019	—	4,774	5,306	10,080	—	4,774	5,306	10,080	(1,214)	8,866
WSP USA	San Diego, CA	1985	12-31-2019	—	3,461	6,663	10,124	537	3,461	7,200	10,661	(1,889)	8,772
ITW Rippey	El Dorado, CA	1998	12-31-2019	—	788	6,588	7,376	503	788	7,091	7,879	(1,574)	6,305
L3Harris	Carlsbad, CA	1984	12-31-2019	—	3,553	8,533	12,086	379	3,553	8,912	12,465	(2,268)	10,197
Arrow Tru-Line	Archbold, OH	1976	12-03-2021	—	779	10,739	11,518	—	779	10,739	11,518	(1,675)	9,843
Lindsay	Colorado Springs, CO	Varies	04-19-2022	—	1,195	1,117	2,312	—	1,195	1,117	2,312	(216)	2,096
Lindsay	Colorado Springs, CO	Varies	04-19-2022	—	2,239	1,075	3,314	—	2,239	1,075	3,314	(129)	3,185
Lindsay	Dacono, CO	Varies	04-19-2022	—	2,264	1,825	4,089	2,800	2,264	4,625	6,889	(505)	6,384
Lindsay	Alachua, FL	2009	04-19-2022	—	966	7,552	8,518	—	966	7,552	8,518	(1,345)	7,173
Lindsay	Franklinton, NC	2007	04-19-2022	—	2,844	4,337	7,181	1,800	2,844	6,137	8,981	(641)	8,340
Lindsay	Canal Fulton, OH	1998	04-19-2022	—	659	10,619	11,278	—	659	10,619	11,278	(1,275)	10,003
Lindsay	Canal Fulton, OH	2004	04-19-2022	—	667	9,524	10,191	—	667	9,524	10,191	(1,168)	9,023
Lindsay	Rock Hill, SC	1999	04-19-2022	—	2,816	3,740	6,556	—	2,816	3,740	6,556	(624)	5,932
Lindsay	Gap, PA	1992/2008	04-13-2023	—	2,126	14,454	16,580	—	2,126	14,454	16,580	(2,020)	14,560
Producto	Jamestown, NY	1961/1971	07-15-2022	—	767	2,307	3,074	—	767	2,307	3,074	(331)	2,743
Valtir	Centerville, UT	1970/2013	07-26-2022	—	2,468	2,218	4,686	—	2,468	2,218	4,686	(405)	4,281
Valtir	Orangeburg, SC	1998	07-26-2022	—	1,679	2,564	4,243	—	1,679	2,564	4,243	(482)	3,761
Valtir	Fort Worth, TX	1968	07-26-2022	—	1,785	1,493	3,278	—	1,785	1,493	3,278	(215)	3,063
Valtir	Lima, OH	1928/2002	08-04-2022	—	748	9,174	9,922	—	748	9,174	9,922	(1,248)	8,674
Plastic Products	Princeton, MN	1960/2020	01-26-2023	—	422	6,250	6,672	—	422	6,250	6,672	(1,644)	5,028
Stealth Manufacturing	Savage, MN	1982	03-31-2023	—	771	4,756	5,527	—	771	4,756	5,527	(474)	5,053
Summit Steel	Reading, PA	2005	04-13-2023	—	1,518	9,879	11,397	—	1,518	9,879	11,397	(1,080)	10,317
PBC Linear	Roscoe, IL	1961/2018	04-20-2023	—	699	19,325	20,024	—	699	19,325	20,024	(1,995)	18,029
Cameron Tool	Lansing, MI	Varies	05-03-2023	—	246	5,530	5,776	—	246	5,530	5,776	(550)	5,226

					Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (3)	Gross Amount at Which Carried at Close of Period
Description	Location	Original Year of Construction	Date Acquired	Encumbrances (1)	Land	Buildings & Improvements (2)	Total	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings & Improvements (2)	Total	Accumulated Depreciation and Amortization	Net
S.J. Electro Systems	Detroit Lakes, MN	1998/2009	05-05-2023	—	1,737	4,577	6,314	—	1,737	4,577	6,314	(484)	5,830
S.J. Electro Systems	Plymouth, MN	1989	05-05-2023	—	628	1,598	2,226	—	628	1,598	2,226	(242)	1,984
S.J. Electro Systems	Ashland, OH	2018	05-05-2023	—	251	7,304	7,555	—	251	7,304	7,555	(556)	6,999
Titan	Alleyton, TX	1976/2012	05-11-2023	—	2,056	15,090	17,146	—	2,056	15,090	17,146	(2,328)	14,818
Vistech	Piqua, OH	1974	07-03-2023	—	922	12,629	13,551	—	922	12,629	13,551	(1,289)	12,262
SixAxis	Andrews, SC	2002	07-11-2023	—	1,229	14,241	15,470	—	1,229	14,241	15,470	(1,822)	13,648
KIA/Trophu of Carson	Carson, CA	2016	01-18-2022	—	32,742	36,663	69,405	—	32,742	36,663	69,405	(4,203)	65,202
Vacant	San Diego, CA	1985	12-31-2019	—	2,484	4,933	7,417	287	2,484	5,220	7,704	(1,246)	6,458
OES	Rancho Cordova, CA	2009	12-31-2019	—	2,443	28,728	31,171	98	2,443	28,826	31,269	(6,498)	24,771
Torrent	Tampa, FL	1996	07-15-2024	—	1,421	3,762	5,183	—	1,421	3,762	5,183	(216)	4,967
Science First	Yulee, FL	2009	03-07-2025	—	968	5,109	6,077	162	968	5,271	6,239	(179)	6,060
				$12,070	$98,175	$387,614	$485,789	$9,564	$98,175	$397,178	$495,353	$(73,208)	$422,145
(1)    Except for the properties leased to Plastic Products, Torrent and Science First, and the mortgaged Taylor Fresh Foods property, all other properties served as collateral for borrowings under our Credit Facility as of December 31, 2025.
(2)    Building and improvements include tenant origination and absorption costs.
(3)    Consists of capital expenditures and real estate development costs, net of a partial land sale.
Notes:
•The aggregate cost of real estate for U.S. federal income tax purposes was approximately $513.9 million (unaudited) as of December 31, 2025.
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

The following is a reconciliation of gross real estate investments and accumulated depreciation and amortization activity for the years ended December 31, 2025 and 2024:

	December 31,
	2025		2024
Real estate investments:
Balance at beginning of year	$501,734		$524,662
Acquisitions	6,077		5,183
Improvements to real estate	820		2,308
Dispositions	(2,362)	(1)	(16,437)
Held for sale	(4,310)		(13,982)
Impairment of real estate investment	(6,606)		—
Balance at end of year	$495,353		$501,734

Accumulated depreciation and amortization:
Balance at beginning of year	$(59,524)		$(50,902)
Depreciation and amortization	(15,087)		(16,601)
Dispositions	202	(1)	4,812
Held for sale	409		3,167
Impairment of real estate investment	792		—
Balance at end of year	$(73,208)		$(59,524)
(1)    Represents the sale of the Company’s industrial property located in Endicott, New York, leased to New Vision Industries, LLC, a subsidiary of Producto, on February 26, 2025. The gross assets and accumulated depreciation and amortization activity for the year ended December 31, 2025 excludes the sale of its office property in Issaquah, Washington formerly leased to Costco on December 15, 2025, as it was classified as held for sale at December 31, 2025.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 25, 2026.

MODIV INDUSTRIAL, INC.

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AARON S. HALFACRE	Chief Executive Officer, President and Director	March 25, 2026
Aaron S. Halfacre	(principal executive officer)

/s/ THOMAS H. NOLAN, JR.	Chairman of the Board and Independent Director	March 25, 2026
Thomas H. Nolan, Jr.

/s/ RAYMOND J. PACINI	Executive Vice President, Chief Financial Officer,	March 25, 2026
Raymond J. Pacini	Secretary and Treasurer
(principal financial officer)

/s/ SARA R. GRISHAM	Chief Accounting Officer	March 25, 2026
Sara R. Grisham	(principal accounting officer)

/s/ CHRISTOPHER R. GINGRAS	Independent Director	March 25, 2026
Christopher R. Gingras

/s/ KIMBERLY SMITH	Independent Director	March 25, 2026
Kimberly Smith

/s/ CONNIE TIRONDOLA	Independent Director	March 25, 2026
Connie Tirondola