Form 10-K/A
period 2025-12-31
MODIV INDUSTRIAL, INC.
filed 2026-04-30
CIK 1645873

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
As of April 30, 2026, there were 10,323,670 outstanding shares of the Registrant’s Class C common stock.
Documents Incorporated by Reference:
None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Modiv Industrial, Inc. (the “Company,” “we,” “our,” or “us”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on March 25, 2026 (the “Original Filing”). This Amendment is being filed for the sole purpose of presenting the information required by Part III of Form 10-K as the Company does not expect to file its definitive proxy statement within 120 days of the end of the fiscal year ended December 31, 2025. The reference on the cover of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms used but not defined in this Amendment have the meanings given to them in the Original Filing.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Positions
Aaron S. Halfacre	53	Chief Executive Officer, President and Director
Thomas H. Nolan, Jr.	68	Chairman of the Board and Independent Director
Raymond J. Pacini (1)	70	Executive Vice President
John C. Raney (1)	45	Chief Financial Officer, General Counsel and Secretary
Christopher R. Gingras	51	Independent Director
Kimberly Smith	63	Independent Director
Connie Tirondola	69	Independent Director

(1)Upon the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Mr. Pacini resigned his positions as Chief Financial Officer and Secretary and Mr. Raney was appointed to assume those positions.

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

Mr. Raymond J. Pacini. Mr. Pacini has served as our Executive Vice President since April 2018. Mr. Pacini previously served as our Chief Financial Officer and Treasurer from April 2018 through March 2026 and as our Secretary from September 2019 through March 2026. Mr. Pacini previously served as Executive Vice President, Chief Financial Officer and Treasurer of REIT I and our former sponsor and former external advisor from April 2018 through December 31, 2019. He also served as Executive Vice President, Chief Financial Officer and Treasurer of BRIX REIT, Inc. from April 2018 to October 2019, for which he served as an independent director from November 2017 until April 2018. On January 29, 2020, Mr. Pacini was reappointed as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of BRIX REIT, Inc. and served in that role until April 2022. Mr. Pacini’s career as a financial executive spans over 40 years, including over 30 years of commercial and residential real estate experience. Prior to joining the Company, Mr. Pacini held senior leadership roles for a healthcare services company (Northbound Treatment Services, 2013-2018), a developer and homebuilder (California Coastal Communities, Inc. (NASDAQ: CALC), 1998-2011), and a commercial and residential development company (Koll Real Estate Group, Inc. (NASDAQ: KREG), 1993-1998). Mr. Pacini previously served as an independent director for a publicly traded natural resources company (Cadiz Inc. (NASDAQ: CDZI), 2005-2019) and a waste management company (Metalclad Corporation (NASDAQ: MTLC), 1999-2002). Mr. Pacini started his career with PricewaterhouseCoopers LLP and is a licensed CPA (inactive) in the state of Massachusetts.

Mr. Pacini was also a National Association of Corporate Directors (NACD) Board Leadership Fellow from 2014 to 2021. Mr. Pacini received his B.A. in Political Science from Colgate University and his M.B.A. from Cornell University.

Mr. John C. Raney. Mr. Raney has served as our Chief Financial Officer and Secretary since March 2026 and as General Counsel since September 2020. Mr. Raney previously served as our Chief Operating Officer from March 2024 through March 25, 2026. He brings over 18 years of legal, mergers and acquisitions, capital markets and real estate experience to our Company. Mr. Raney was a Partner with Acceleron Law Group, LLP from June 2020 to September 2020, a Partner with Massumi & Consoli LLP from June 2018 to May 2020, Counsel at O’Melveny & Myers LLP from May 2015 to June 2018 and an Associate with Latham & Watkins LLP from October 2008 to April 2015. Mr. Raney earned his B.A. at Boston College and his J.D. from the University of California, Los Angeles – School of Law where he graduated with the distinction of The Order of the Coif. Mr. Raney is a licensed attorney in the State of California.

Mr. Christopher R. Gingras. Mr. Gingras has served as an independent member of our Board of Directors since September 2024. Since May 2024, Mr. Gingras has served as Chief Strategy Officer for MediSpend, a global legal and compliance technology company, where he provides expert advice to clients on resolving complex regulatory issues and develops global compliance programs to minimize business risk. From September 2017 to May 2024, Mr. Gingras served as founder and CEO of MedCompli, an all-in-one, cost effective software solution that simplifies compliance for life science companies, until it was sold (to a private equity firm) in May 2024. Previously he served in the Chief Compliance Officer role for a global medical device company, a private equity firm and an integrated healthcare system. Mr. Gingras proudly serves as a Lieutenant Commander in the U.S. Navy and previously deployed in support of contingency operations as a Captain in the U.S. Air Force. He holds a M.B.A. degree from Rice University and completed Joint Professional Military Education at the U.S. Naval War College. Our Board of Directors has concluded that Mr. Gingras is qualified to serve as an independent director by reason of his extensive experience as a compliance and business ethics leader.

Mr. Thomas H. Nolan, Jr. Mr. Nolan has served as an independent member of our Board of Directors since January 2019 and was appointed Non-Executive Chairman of the Board in September 2024. Mr. Nolan has been President of ConstructionBevy, a real estate related technology startup, since April 2021 and a Director since April 2022. Mr. Nolan has been a director of Elme Communities (NYSE: ELME) since 2015. He previously served as Chairman of the board of directors and Chief Executive Officer of Spirit Realty Capital, Inc. (NYSE: SRC) from September 2011 until May 2017. Mr. Nolan previously worked for General Growth Properties, Inc. (“GGP”), serving as Chief Operating Officer from March 2009 to December 2010 and as President from October 2008 to December 2010. He also served as a member of the board of directors of GGP from 2005 to 2010. Mr. Nolan was a member of the senior management team that led GGP’s reorganization and emergence from bankruptcy, which included the restructuring of $15.0 billion in project-level debt, payment in full of all of GGP’s pre-petition creditors and the securing of $6.8 billion in equity commitments. From July 2004 to February 2008, Mr. Nolan served as a Principal and Chief Financial Officer of Loreto Bay Company, the developer of the Loreto Bay master planned community in Baja, California Sur, Mexico. From October 1984 to July 2004, Mr. Nolan held various financial positions with AEW Capital Management, L.P., a national real estate investment advisor, and from 1998 to 2004, he served as Head of Private Equity Investing and as President and Senior Portfolio Manager of The AEW Partners Funds. Mr. Nolan holds a B.B.A. from the University of Massachusetts, Amherst. Our Board of Directors has concluded that Mr. Nolan is qualified to serve as an independent director by reason of his extensive experience in the real estate business.

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

Ms. Connie Tirondola. Ms. Tirondola has served as an independent member of our Board of Directors since December 2021. Since April 2024, Ms. Tirondola acts as an independent consultant with various real estate investment companies that invest in the private sector. From July 2022 until her retirement in April 2024, she served as Managing Director for FTI Consulting (“FTI”), where she sourced and managed accounting outsource solutions for real estate investment managers. From May 2020 to her appointment at FTI, she served as Executive Vice President for Citco Fund Services, where she managed client relationships for real estate, infrastructure and timber/agriculture funds. From June 2017 to May 2020, Ms. Tirondola was a Managing Director, Global Account Leader for CBRE (NYSE: CBRE) Accounting & Reporting Solutions where she oversaw the fund accounting and investment oversight process for outsourced relationships with large real estate asset managers. She also served as Managing Director, Head of Real Estate Fund Accounting in the U.S. for BlackRock Realty (NYSE: BLK) from June 2005 to June 2017, Vice President & Controller for Sentinel Real Estate Corporation from May 2004 to June 2005, Vice President & Controller for Olayan America Corporation from September 2002 to May 2004 and Senior Vice President, Investment Management for Prudential Financial Inc. (NYSE: PRU) from December 1984 to February 2002. Ms. Tirondola earned her B.A. in Accounting/Economics from Rutgers University and is a licensed Certified Public Accountant. Our Board of Directors has concluded that Ms. Tirondola is qualified to serve as an independent director by reason of her extensive experience in the real estate business, as well as her accounting and finance acumen.

The Audit Committee

Our audit committee’s function is to assist the Board of Directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) cybersecurity risk, (iv) our compliance with legal and regulatory requirements, (v) the selection, appointment and compensation of our independent registered public accounting firm and (vi) our independent registered public accounting firm’s qualifications, performance and independence. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee charter is available in the Investors – Governance – Governance Documents section of our website at www.modiv.com. The information contained on this website is not part of, or incorporated by reference in, this Annual Report on Form 10-K.

The members of the audit committee are Mr. Nolan (Chairman), Mr. Gingras and Ms. Tirondola. All of the members of the audit committee are “independent” as defined by the NYSE and applicable rules of the SEC. All members of the audit committee are financially literate, and the Board of Directors has determined that Mr. Nolan satisfies the SEC’s requirements for an “audit committee financial expert.”

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our directors and executive officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted in the Investors – Governance – Governance Documents section of our website at www.modiv.com. The information contained on our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K. To the extent required by SEC rules, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.

Insider Trading Policy

Our Board of Directors has adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers, and employees. The policy prohibits our directors, officers, employees, and any entities they control from engaging in transactions in the Company’s securities, including common stock and preferred stock, if those persons are in possession of material non-public information. It includes a number of exceptions, such as when the transaction is effected pursuant to a plan or arrangement that is compliant with Rule 10b5-1 under the Exchange Act. The policy also sets out particular blackout periods during which no trading may typically occur. Scheduled blackout periods occur during the periods commencing on the first trading day following the end of each fiscal quarter and ending at the close of trading on the first full trading day after quarterly or annual earnings are released to the public, and additional event-specific blackout periods can be imposed. We believe the Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards applicable to us.

ITEM 11.    EXECUTIVE COMPENSATION
This discussion outlines our executive compensation policies and decisions as they relate to the Company’s named executive officers. The named executive officers for 2025 and 2024 were Aaron S. Halfacre, our Chief Executive Officer and President, Raymond J. Pacini, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, and Mr. John C. Raney, our Chief Operating Officer and General Counsel. Mr. Halfacre ceased drawing a salary effective April 1, 2025 in connection with his grant of Class X OP Units (as defined below) and received a salary of $85,203 for the first three months of 2025. Messrs. Pacini and Raney received annual salaries of $285,000 and $285,000, respectively during 2025. Messrs. Halfacre, Pacini and Raney received annual salaries of $250,000, $285,000 and $285,000, respectively during 2024. The named executive officers for 2023 were Messrs. Halfacre and Pacini. Messrs. Halfacre and Pacini received annual salaries of $250,000 and $275,000, respectively during 2023.

On February 3, 2025, the compensation committee of our Board of Directors approved a grant of units of Class X limited partnership interest (“Class X OP Units”) in Modiv Operating Partnership, LP (the “Operating Partnership”) to each of Mr. Halfacre, Mr. Pacini and Mr. Raney. Mr. Halfacre received 546,542.50 Class X OP Units, Mr. Pacini received 65,000.00 Class X OP Units and Mr. Raney received 162,500.00 Class X OP Units (the “Grants”). The Grants were issued under the Modiv Industrial, Inc. 2024 Omnibus Incentive Plan (the “Plan”) and each is evidenced by a Class X OP Unit Award Agreement.

The purpose of the Grants is to further incentivize our executive officers and align their interests with those of the Company’s stockholders and to support the retention of our executive officers. In determining the appropriateness of the Grants, the compensation committee was advised by its independent compensation consultant, which prepared an industry peer group compensation study, based on companies with similar market capitalizations, that delineated executive compensation ranges for the 75% percentile, median and 25% percentile of the peer group. Each Grant was then calculated utilizing an annual compensation level set below the 25% percentile, with the intent, in the case of Mr. Halfacre, that he will receive, for a five-year period, no additional equity grants, no annual cash bonus, and no salary. Accordingly, effective April 1, 2025, Mr. Halfacre is no longer receiving a base salary.

The Class X OP Units awarded to Messrs. Halfacre and Raney shall vest on the fifth anniversary of the grant date, and the Class X Units awarded to Mr. Pacini shall vest on the second anniversary of the grant date, in each case subject to the executive officer’s continued employment with the Company. The time-based vesting conditions shall accelerate and the Class X OP Units held by an executive officer shall vest in full upon (i) a termination of such executive officer’s employment (a) by the Company other than for Cause (as defined in the Class X OP Unit Award Agreement) or (b) by such Officer for Good Reason (as defined in the Class X OP Unit Award Agreement), and such executive officer’s execution of a general release of claims against the Company, (ii) the death of such executive officer or (iii) a Change in Control of the Company (as defined in the Plan). Upon vesting, Class X OP Units automatically convert into Class C OP Units, provided that the value of the Operating Partnership has appreciated such that the capital account of each holder of Class X OP Units is equal to the capital account balance attributable to a Class C OP Unit on a per unit basis. Class X OP Units are considered “profits interest” in the Operating Partnership for U.S. federal income tax purposes. Holders of Class X OP Units have voting rights with respect to their Class X OP Units, and holders of Class X OP Units are entitled to approve, vote on or consent to any matter, as though each such Class X OP Unit was a Class C OP Unit. Class X OP Units generally are entitled to receive the same current distributions that are paid on the Class C OP Units.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the Company’s named executive officers for the years ended December 31, 2025, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Aaron S. Halfacre Chief Executive Officer and President	2025	$85,203	$—	$8,138,018	$—	$22,300	$8,245,521
	2024	250,000	115,000	—	—	21,600	386,600
	2023	250,000	—	—	—	120,700	370,700
Raymond J. Pacini Executive Vice President	2025	285,000	115,000	967,850	—	22,300	1,390,150
	2024	285,000	115,000	—	—	21,600	421,600
	2023	275,000	250,000	—	—	20,700	545,700
John C. Raney Chief Financial Officer, General Counsel and Secretary	2025	285,000	115,000	2,419,625	—	22,300	2,841,925
	2024	285,000	115,000	—	—	21,600	421,600

(1)     Messrs. Pacini and Raney’s cash bonuses for 2025 were paid in February 2026. Messrs. Halfacre, Pacini and Raney’s cash bonuses for 2024 were paid in March 2025. Mr. Pacini’s cash bonus for 2023 was paid in October 2023 and March 2024.
(2)     See the discussion above regarding the grant of Class X OP Units on February 3, 2025. The grant date fair value of the Class X OP Units was determined based on closing price of the Company’s Class C common stock listed on the New York Stock Exchange on the grant date of $14.89 per share.
(3)     All other compensation includes (i) a relocation allowance of $100,000 paid to Mr. Halfacre during 2023, (ii) the Company’s matching 401(k) contributions of 6%, up to the maximum of $350,000, $345,000 and $330,000 for 2025, 2024 and 2023, respectively, of an employee’s salary, bonus and relocation allowance, and (iii) a cell phone stipend of $75 per month, which commenced in March 2022, for Mr. Halfacre, Mr. Pacini and Mr. Raney and increased to $125 per month effective May 15, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to outstanding equity awards held by our named executive officers as of December 31, 2025.

	Class X OP Unit Awards
Name	Number of units that have not vested (1)	Market value of units that have not vested (2)
Aaron S. Halfacre	546,543	$7,864,747
Raymond J. Pacini	65,000	$935,350
John C. Raney	162,500	$2,338,375

(1)     The Class X OP Units awarded to Messrs. Halfacre and Raney vest on February 3, 2030, and the Class X OP Units awarded to Mr. Pacini vest on February 3, 2027, in each case subject to the executive officer's continued employment with the Company and subject to acceleration upon certain qualifying events as described above.
(2)     Represents the number of Class X OP Units multiplied by the Company’s Class C common stock closing price on the NYSE of $14.39 per share on December 31, 2025.

Compensation of Independent Directors

During 2025, each of our non-employee directors was compensated as follows: (i) annual retainer of $60,000 (paid in quarterly installments) payable in cash; (ii) an annual stock grant of $60,000 (paid in quarterly installments) payable in shares of our common stock; (iii) a monthly fee of $2,500 payable quarterly to our Non-Executive Chairman; and (iv) annual committee chair fees of $10,000 for each of the chairs of the audit, compensation and nominating and corporate governance committees, payable in cash. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. If a director is also one of our officers, we do not pay any compensation for services rendered as a director.

Non-Employee Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the fiscal year ended December 31, 2025. The amounts of the stock awards represent the aggregate grant date fair value of the stock awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Christopher R. Gingras	$60,000	$60,000	$—	$120,000
Thomas H. Nolan, Jr.	$100,000	$60,000	$—	$160,000
Kimberly Smith	$80,000	$60,000	$—	$140,000
Connie Tirondola	$60,000	$60,000	$—	$120,000

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. The following table shows, as of April 30, 2026, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) each beneficial owner of more than 5% of the outstanding shares of our common stock (2) each of our directors and executive officers; and (2) all of our directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned(2)	Percent of Common Stock Beneficially Owned(3)	Class C OP Units(4)(5)	Class X OP Units(5)	Percent of Common Stock and OP Units Beneficially Owned(6)
Directors and Officers(1)
Aaron S. Halfacre	128,478	1.2%	453,457	546,543	8.8%
Raymond J. Pacini	115,580	1.1%	—	65,000	1.4%
John C. Raney	2,183	*	63,333	162,500	1.8%
Thomas H. Nolan, Jr.	30,117	*	—	—	*
Kimberly Smith	18,368	*	—	—	*
Connie Tirondola	15,174	*	—	—	*
Christopher R. Gingras	12,908	*	—	—	*
All directors and executive officers as a group (7 persons)	322,808	3.1%	516,790	774,043	12.6%
5% Shareholders
First City Investment Group, LLC(7)	536,135	5.2%	—	—	4.2%
BlackRock, Inc.(8)	521,743	5.1%	—	—	4.1%

* Less than 1% of the outstanding common stock.
(1)     The address of each director and executive officer is 1500 North Grant Street, #5609, Denver, CO 80203.
(2)    None of the shares of common stock of directors and executive officers are pledged as security.
(3)     Based on 10,323,670 shares of common stock outstanding on April 30, 2026.
(4)     The Class C OP Units are exchangeable for shares of common stock on a 1-for-1 basis, or for cash, as solely determined by the Company.
(5)     The Class X OP Units convert automatically into Class C OP Units upon vesting on February 3, 2027 for Mr. Pacini and on February 3, 2030 for Messrs, Halfacre and Raney.
(6)     Based on 10,323,670 shares of common stock, 1,593,328 Class C OP Units and 895,043 Class X OP Units, for a total of 12,812,041 fully-diluted shares outstanding on April 30, 2026.
(7)    Based solely on information set forth in Schedule 13G/A filed by First City Investment Group, LLC (“First City”) on August 12, 2024 reporting sole voting and dispositive power over 536,135 shares of the Company’s common stock. The address of First City is 21140 S. Avalon Blvd., Carson, CA 90745.
(8)    Based solely on information set forth in Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) on October 17, 2025 reporting sole voting and dispositive power over 521,743 shares of the Company’s common stock. The address of BlackRock is 50 Hudson Yards New York, NY 10001.

Equity Compensation Plan Information

The following table sets forth our issuance of awards under our former and existing equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	895,043	(1)	—	88,690
Equity compensation plans not approved by security holders	—		—	—
Total	895,043		—	88,690

(1)     Represents Class X OP Units granted to Company employees in 2025. Class X OP Units do not have an exercise price and convert to Class C OP Units on a 1:1 basis upon vesting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence

The NYSE listing standards set forth objective requirements for a director to satisfy, at a minimum, in order to be determined to be independent by our Board of Directors. In addition, in order to conclude a director is independent in accordance with the NYSE listing standards, our Board of Directors must also consider all relevant facts and circumstances, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. Pursuant to our Corporate Governance Guidelines and the NYSE listing standards, which require that a majority of our directors be independent within the meaning of the NYSE listing standards, our Board of Directors undertook a review of the independence of all non-management directors. Our Board of Directors has affirmatively determined that the following four of our five directors are independent under the NYSE listing standards and our Corporate Governance Guidelines and do not have a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the Board: Thomas Nolan, Jr., Christopher R. Gingras, Kimberly Smith and Connie Tirondola.

Related Party Transactions

Pursuant to the Company’s related party transaction policy, the nominating and corporate governance committee is responsible for approving any transaction between us and our affiliates (including any director, nominee for director or executive officer of the Company, any known beneficial holder of 5% of the Company’s common stock and any person who is or was known to be an immediate family member of any of the foregoing); provided that any director who has a direct or indirect material interest in the affiliate transaction shall recuse himself or herself from voting on any such affiliate transaction. No related party transactions occurred during the years ended December 31, 2024 or the year ended December 31, 2025.
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

For the year ended December 31, 2025, all services rendered by Grant Thornton, our independent registered public accounting firm, were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Grant Thornton LLP (Newport Beach, CA, PCAOB ID 248) during the fiscal years ended December 31, 2025 and 2024, as well as the fees billed by Grant Thornton for such services. The aggregate fees billed to us for professional accounting services by Grant Thornton, including the audit of our annual financial statements for the years ended December 31, 2025 and 2024 are set forth in the table below.

	2025	2024
Audit fees	$493,451	$466,779
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$493,451	$466,779

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
10.10
Fourth Amendment to Credit Agreement, dated January 16, 2026, between Modiv Operating Partnership, LP, as the borrower, KeyBank National Association, the other lenders which are parties to the agreement, and other lenders that may become parties to the agreement, KeyBank National Association, as the agent, Truist Bank and The Huntington Bank, as co-syndication agents, and KeyBanc Capital Markets Inc., Truist Securities, Inc. and The Huntington National Bank, as joint-lead arrangers for the amended Credit Facility (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on January 20, 2026)

10.11
Unconditional Guaranty of Payment and Performance of Modiv Operating Partnership, LP under the Credit Agreement dated January 18, 2022 with KeyBank and other lenders by Modiv Inc. and certain subsidiary guarantors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-261529) filed with the Securities and Exchange Commission on February 10, 2022)

10.12
Securities Purchase Agreement, dated July 31, 2024, by and among Modiv Industrial Inc., Modiv Operating Partnership, LP and First City Investment Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 6, 2024)

10.13+
Modiv Industrial, Inc. 2024 Omnibus Incentive Plan, approved by the Company’s stockholders on December 11, 2024 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 4, 2025)

10.14+
Form of Class X Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on February 4, 2025)

19.1
Modiv Industrial, Inc. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 4, 2025)

21.1
Subsidiaries of Modiv Industrial, Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 25, 2026)

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 25, 2026)

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 25, 2026)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 25, 2026)

97.1
Modiv Industrial, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 7, 2024)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Modiv Industrial, Inc.
(Registrant)

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer (principal executive officer)

Date: April 30, 2026