Form 10-Q
period 2026-03-31
MODIV INDUSTRIAL, INC.
filed 2026-05-08
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes  ☐   No   ☒
As of May 5, 2026, there were 10,323,670 outstanding shares of the Registrant’s Class C common stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Real estate investments:
Land	$108,600	$98,175
Buildings and improvements	388,066	383,540
Tenant origination and absorption costs	13,540	13,638
Total investments in real estate property	510,206	495,353
Accumulated depreciation and amortization	(71,435)	(73,208)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	438,771	422,145
Unconsolidated investment in a real estate property	—	9,437
Total real estate investments, net, excluding real estate investments held for sale, net	438,771	431,582
Real estate investments held for sale, net	10,628	3,901
Total real estate investments, net	449,399	435,483
Cash and cash equivalents	4,477	14,381
Tenant deferred rent and other receivables	24,581	23,436
Above-market lease intangibles, net	1,156	1,169
Prepaid expenses and other assets	2,323	1,988
Interest rate swap derivatives	2,243	—
Other assets related to real estate investments held for sale	105	—
Total assets	$484,284	$476,457

Liabilities and Equity
Mortgage notes payable, net	$23,708	$11,994
Credit facility term loan, net	249,714	249,489
Accounts payable, accrued and other liabilities	4,262	3,831
Distributions payable	2,056	2,031
Below-market lease intangibles, net	6,835	7,067
Total liabilities	286,575	274,412

Commitments and contingencies (Note 10)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value; $25.00 per share liquidation preference; 1,680,391 shares authorized and outstanding as of March 31, 2026 and 1,701,500 shares authorized and outstanding as of December 31, 2025	2	2
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 10,790,989 shares issued and 10,323,670 shares outstanding as of March 31, 2026, and 10,766,709 shares issued and 10,299,390 outstanding as of December 31, 2025	11	11
Additional paid-in-capital	337,624	337,028
Treasury stock, at cost, 467,319 shares held as of each March 31, 2026 and December 31, 2025	(7,112)	(7,112)
Cumulative distributions and net losses	(172,080)	(168,100)
Accumulated other comprehensive income	865	919
Total Modiv Industrial, Inc. equity	159,310	162,748
Noncontrolling interests in the Operating Partnership	38,399	39,297
Total equity	197,709	202,045
Total liabilities and equity	$484,284	$476,457
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Rental	$11,692	$11,727
Other property	11	66
Total revenue	11,703	11,793
Expenses:
General and administrative	1,507	1,993
Stock compensation	804	484
Depreciation and amortization	3,718	3,818
Property	905	846
Merger	565	—
Total expenses	7,499	7,141
Gain on sale of real estate investments, net	—	84
Operating income	4,204	4,736
Other income (expense):
Interest and other income	25	62
Income from unconsolidated investment in a real estate property	38	79
Interest expense, net of unrealized gain on interest rate swaps and derivative settlements	(4,562)	(4,048)
Other expense, net	(4,499)	(3,907)
Net (loss) income	(295)	829
Net loss attributable to noncontrolling interests in Operating Partnership	208	—
Net (loss) income attributable to Modiv Industrial, Inc.	(87)	829
Preferred stock dividends	(775)	(827)
Net (loss) income attributable to common stockholders	$(862)	$2
Loss per share attributable to common stockholders:
Basic	$(0.11)	$(0.01)
Loss per share attributable to common stockholders and Class C OP Units:
Diluted	$(0.11)	$(0.01)
Weighted-average number of common shares outstanding
Basic	10,313,193	9,972,967
Diluted	11,906,521	11,317,765
Distributions declared per common share	$0.3000	$0.2925
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net (loss) income	$(295)	$829
Other comprehensive income (loss): cash flow hedge adjustments
Amortization of unrealized holding gain on interest rate swap	(250)	(250)
Unrealized loss on interest rate derivatives	(272)	(966)
Amortization of off-market interest rate derivatives	539	784
Comprehensive (loss) income	(278)	397

Comprehensive loss attributable to noncontrolling interest in Operating Partnership	205	68
Comprehensive (loss) income attributable to Modiv Industrial, Inc.	$(73)	$465
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Three Months Ended March 31, 2026 and 2025
(in thousands, except share data)
(unaudited)

			Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2025	1,701,500	$2	10,766,709	$11	$337,028	(467,319)	$(7,112)	$(168,100)	$919	$162,748	$39,297	$202,045
Issuance of common stock - distribution reinvestments	—	—	20,090	—	281	—	—	—	—	281	—	281
Stock compensation expense	—	—	4,190	—	60	—	—	—	—	60	—	60
OP Units compensation expense	—	—	—	—	744	—	—	—	—	744	—	744
Repurchase of preferred stock	(21,109)	—	—	—	(503)	—	—	(23)	—	(526)	—	(526)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(775)	—	(775)	—	(775)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(3,095)	—	(3,095)	(747)	(3,842)
Net loss	—	—	—	—	—	—	—	(87)	—	(87)	(208)	(295)
Other comprehensive income	—	—	—	—	—	—	—	—	14	14	3	17
Adjustment to noncontrolling interests	—	—	—	—	14	—	—	—	(68)	(54)	54	—
Balance, March 31, 2026	1,680,391	$2	10,790,989	$11	$337,624	(467,319)	$(7,112)	$(172,080)	$865	$159,310	$38,399	$197,709

			Class C CS		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2024	2,000,000	$2	10,404,211	$10	$349,479	(467,319)	$(7,112)	$(154,074)	$1,841	$190,146	$23,904	$214,050
Issuance of common stock - distribution reinvestments	—	—	34,141	—	490	—	—	—	—	490	—	490
ATM offering of common stock, net	—	—	98,261	1	1,268	—	—	—	—	1,269	—	1,269
Stock compensation expense	—	—	3,738	—	60	—	—	—	—	60	—	60
OP Units compensation expense	—	—	—	—	424	—	—	—	—	424	—	424
Repurchase of preferred stock	(205,000)	—	—	—	(4,880)	—	—	29	—	(4,851)	—	(4,851)
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	5,850	5,850
Dividends declared, preferred stock	—	—	—	—	—	—	—	(827)	—	(827)	—	(827)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(2,924)	—	(2,924)	(562)	(3,486)
Net income	—	—	—	—	—	—	—	829	—	829	—	829
Other comprehensive loss	—	—	—	—	—	—	—	—	(364)	(364)	(68)	(432)
Adjustment to noncontrolling interests	—	—	—	—	(13,120)	—	—	—	(25)	(13,145)	13,145	—
Balance, March 31, 2025	1,795,000	$2	10,540,351	$11	$333,721	(467,319)	$(7,112)	$(156,967)	$1,452	$171,107	$42,269	$213,376
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(295)	$829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,718	3,818
Stock compensation expense	804	484
Amortization of deferred rents	(1,286)	(1,303)
Amortization of deferred financing costs and fair value adjustment of assumed mortgage note payable	89	157
Amortization of (below) above market lease intangibles, net	(219)	(212)
Gain on sale of real estate investments, net	—	(84)
Amortization of unrealized holding gain and unrealized gain on non-designated or ineffective interest rate derivative instruments	(250)	(250)
Adjustment for receipts from off-market interest rate derivatives	(767)	(1,180)
Amortization of off-market interest rate derivatives	539	784
Loss on extinguishment of debt	1,145	—
Income from unconsolidated investment in a real estate property	(38)	(79)
Distributions from unconsolidated investment in a real estate property	83	245
Changes in operating assets and liabilities:
Decrease in tenant rent and other receivables	36	109
Increase in prepaid expenses and other assets	(52)	(70)
Increase (decrease) in accounts payable, accrued and other liabilities	597	(198)
Net cash provided by operating activities	4,104	3,050

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(9,629)	(345)
Improvements to existing real estate investments and other assets	(145)	(78)
Net proceeds from sale of real estate investments	3,595	2,329
Purchase deposits applied	100	250
Investments in off-market interest rate derivatives	(2,656)	(4,200)
Receipts from off-market interest rate derivatives	767	1,180
Net cash used in investing activities	(7,968)	(864)

Cash Flows from Financing Activities:
Borrowings from credit facility revolver	2,000	—
Repayments of credit facility revolver, net	(2,000)	—
Principal payments on mortgage notes payable	(127)	(137)
Payments of Credit Facility amendment and deferred financing costs	(1,076)	(70)
Proceeds from offering of common stock, net	—	1,269
Repurchases of preferred stock	(526)	(4,851)
Dividends paid to preferred stockholders	(784)	(922)
Distributions paid to common stockholders and non-controlling interest holders	(3,527)	(2,840)
Net cash used in financing activities	(6,040)	(7,551)
Net decrease in cash and cash equivalents	(9,904)	(5,365)
Cash and cash equivalents, beginning of period	14,381	11,530
Cash and cash equivalents, end of period	$4,477	$6,165

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,744	$3,019

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in accrued capital expenditures	$111	$—
Mortgage note assumed in acquisition of real estate investments, net of fair value adjustment	$11,825	$—
Issuance of Class C OP Units in the acquisition of a real estate investment	$—	$5,850
Reinvested distributions from common stockholders	$281	$490
Accrued distributions	$25	$29
Accrued deferred financing costs	$24	$—

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
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 81% partnership interest in, the Operating Partnership as of both March 31, 2026 and December 31, 2025. The Operating Partnership’s limited partners include holders of Class C Operating Partnership Units (“Class C OP Units”) and Class X Operating Partnership Units (“Class X OP Units”, and, together with the Class C OP Units, “OP Units”), as described in Note 10.
As of March 31, 2026, the Company’s portfolio of approximately 4.3 million square feet of aggregate leasable space consisted of investments in 41 real estate properties, comprised of 38 industrial properties, which represent approximately 82% of the portfolio (expressed as a percentage of ABR) as of March 31, 2026, including one held for sale property, and three non-core properties, which represent approximately 18% of the portfolio by ABR.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying unaudited condensed consolidated financial statements. Amounts as of December 31, 2025 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 25, 2026. Please see the Company’s Annual Report for significant accounting policies as the significant accounting policies are consistent with those described in the Annual Report.
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
The Company’s chief operating decision maker (the “CODM”) is the chief executive officer, who assesses the Company’s performance and decides how to allocate resources based on net income (loss), which is reported on the accompanying statements of operations. The CODM uses net income (loss) in deciding whether to use profits for acquisitions, further investment in owned properties, repay debt, repurchase preferred shares, or change the monthly distribution rate. Net income or loss is also used to monitor budget versus actual results. The CODM reviews the consolidated expenses, which are reported on the face of the condensed consolidated statements of operations and include general and administrative expenses, property expenses, depreciation and amortization, any impairment loss and interest expense. Additionally, the measure of segment assets is reported on the condensed consolidated balance sheets as total assets, including long-lived real estate assets which include land, buildings, and improvements subject to operating leases.

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 clarifies required form and content of interim financial statements and notes and requires entities issuing condensed financial statements to disclose certain events occurring since the end of the most recent fiscal year that have a material impact on the entity and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related notes thereto.
NOTE 3. REAL ESTATE INVESTMENTS
As of March 31, 2026, the Company’s real estate net investment portfolio of $449.4 million consisted of 41 operating properties, including one property held for sale, located in 14 states.
Acquisitions
On January 16, 2026, the Company acquired the 27.3% remaining tenant-in-common (“TIC”) interests in the Santa Clara, California property leased to Fujifilm Dimatix, Inc.(the “Santa Clara Property”) for $9.6 million and assumed the $12.0 million mortgage note payable secured by the Santa Clara Property, giving the Company 100% ownership and control of the Santa Clara Property. The Company allocated the total acquisition cost, including legal fees and transaction costs and the carrying amount of the Company’s unconsolidated investment, of $9.4 million, as follows: $12.5 million to land, $16.8 million to buildings and improvements, $1.4 million to tenant origination and absorption costs, $0.1 million to other assets, net, and $11.8 million to mortgage notes payable.
Following this transaction, the Company holds a 100% interest in the Santa Clara Property and, accordingly, consolidates the Santa Clara Property’s financial results in its financial statements. Prior to January 16, 2026, the Company owned an approximate 72.7% TIC interest in the Santa Clara Property and as the Santa Clara property was subject to joint control, the Company accounted for its TIC interest using the equity method.
On March 7, 2025, the Company acquired an industrial property for $6.1 million, consisting of $0.3 million in cash and 344,119 Class C OP Units valued at $5.9 million, based on an estimated fair value of $17.00 per Class C OP Unit. The property with a leasable area of 48,589 square feet is located in the Jacksonville, Florida metropolitan statistical area and is subject to an existing lease that expires on December 31, 2032, with annual rent escalations based on the consumer price index. The property contains an adjacent land parcel that has the potential to be developed into additional industrial space. The total acquisition cost, including legal fees and transaction costs, was $6.2 million and was allocated as follows: $1.0 million to land, $4.8 million to buildings and improvements, $0.4 million to tenant origination and absorption costs, and an immaterial amount to below-market lease intangibles. The seller is not affiliated with the Company or its affiliates. The Company recognized $0.1 million of rental revenue related to this property during the three months ended March 31, 2026 and a nominal amount of rental revenue related to this property during the three months ended March 31, 2025.
Dispositions
On March 30, 2026, the Company completed the sale of its vacant industrial property located in Saint Paul, Minnesota for $4.1 million. The net proceeds from sale were $3.9 million, including a $0.3 million deposit received during the year ended December 31, 2025.
On February 26, 2025, the Company completed the sale of its industrial property located in Endicott, New York, leased to New Vision Industries, LLC, a subsidiary of Producto Holdings LLC (“Producto”), for a sales price of $2.4 million to an affiliate of the lessee. The gain on sale was $0.1 million and the net proceeds from sale were $2.3 million. In connection with this sale, the lease for the Company’s property in Jamestown, New York with another Producto subsidiary was amended to increase the base rent by $2,500 per month.

Asset Concentration
As of March 31, 2026 and December 31, 2025, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows (dollars in thousands):

	March 31, 2026		December 31, 2025
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$64,936	13.4%	$65,202	13.7%
Rental Income Concentration
During the three months ended March 31, 2026 and 2025, the Company’s rental income concentration (greater than 10% of rental income) was as follows (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Property and Location	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine industrial properties - CO (three), OH (two), PA, NC, SC and FL	$1,656	14.2%	$1,661	14.2%
KIA retail property - CA	$1,266	10.8%	$1,271	10.8%
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
As of March 31, 2026, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases are as follows (in thousands):

Amount
April through December 2026	$30,011
2027	40,381
2028	40,800
2029	40,264
2030	40,268
Thereafter	473,968
$665,692

Intangible Assets, Net Related to the Company’s Real Estate
As of March 31, 2026 and December 31, 2025, intangible assets, net related to the Company’s real estate, excluding any intangible assets, net related to properties classified as held for sale, were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$13,540	$1,560	$(14,408)	$13,638	$1,559	$(14,408)
Accumulated amortization	(8,526)	(404)	7,573	(9,824)	(390)	7,341
Net amount	$5,014	$1,156	$(6,835)	$3,814	$1,169	$(7,067)
Amortization of tenant origination and absorption costs for the three months ended March 31, 2026 and 2025 was $0.2 million. Amortization of above-market lease intangibles for each of the three months ended March 31, 2026 and 2025 was an immaterial amount. Amortization of below-market lease intangibles was $0.2 million for each of the three months ended March 31, 2026 and 2025.
As of March 31, 2026, amortization of intangible assets for each of the next five years and thereafter is expected to be as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
April through December 2026	$510	$41	$(694)
2027	673	54	(926)
2028	653	54	(916)
2029	558	54	(876)
2030	547	54	(876)
Thereafter	2,073	899	(2,547)
	$5,014	$1,156	$(6,835)

Weighted-average remaining amortization period	8.5 years	21.4 years	7.7 years
Real Estate Investments Held for Sale
As of March 31, 2026, the Company classified one property as held for sale. In December 2025, the Company entered into a purchase and sale agreement for its industrial property in Melbourne, Florida leased to Northrop Grumman for $18.7 million and as of March 31, 2026 the buyer deposited a $0.5 million non-refundable deposit.
As of December 31, 2025, the Company classified its vacant industrial property located in Saint Paul, Minnesota as held for sale. The property was sold on March 30, 2026.
The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Assets related to real estate investments held for sale:
Land, buildings and improvements	$14,649	$4,310
Tenant origination and absorption costs	1,470	—
Accumulated depreciation and amortization	(5,491)	(409)
Real estate investments held for sale, net	10,628	3,901
Other assets, net	105	—
Total assets related to real estate investments held for sale:	$10,733	$3,901

NOTE 4. OTHER BALANCE SHEET DETAILS
Tenant Deferred Rent and Other Receivables
As of March 31, 2026 and December 31, 2025, tenant deferred rent and other receivables consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Straight-line rent	$24,350	$23,169
Tenant rent and reimbursements	231	267
Total	$24,581	$23,436
Prepaid Expenses and Other Assets
As of March 31, 2026 and December 31, 2025, prepaid expenses and other assets were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$1,107	$820
Purchase deposits	—	100
Other assets	1,072	1,031
Deferred financing cost on credit facility revolver	144	37
Total	$2,323	$1,988
Accounts Payable, Accrued and Other Liabilities
As of March 31, 2026 and December 31, 2025, accounts payable, accrued and other liabilities were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$442	$283
Accrued expenses	1,154	972
Accrued interest payable	133	96
Unearned rent	1,935	1,582
Security deposits	469	469
Sale deposits	—	300
Lease incentive obligation	129	129
Total	$4,262	$3,831

NOTE 5. DEBT
Mortgage Notes Payable, Net
As of March 31, 2026 and December 31, 2025, the Company’s mortgage notes payable consisted of the following (dollars in thousands):

Collateral	March 31, 2026	December 31, 2025	Interest Rate (1)	Loan Maturity
Taylor Fresh Foods property	$12,004	$12,070	3.85%	11/01/2029
Santa Clara Property (2)	11,969	—	3.86%	10/01/2027
Total mortgage notes payable	23,973	12,070
Unamortized fair value adjustment of assumed mortgage note payable	(180)	—
Unamortized deferred financing costs	(85)	(76)
Mortgage notes payable, net	$23,708	$11,994
(1)Represents the contractual interest rate in effect under the respective mortgage note payable.
(2)On January 16, 2026, the Company acquired the 27.3% remaining TIC interest, resulting in the Company holding a 100% interest in the Santa Clara Property and, accordingly, the Company consolidated the Santa Clara Property’s financial results, including the mortgage note payable secured by the Santa Clara Property, in its financial statements beginning on January 16, 2026.
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable, net, which are Level 3 fair value measurements, reflecting unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable, net	$23,973	$23,708	$23,063	$12,070	$11,994	$11,400
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
There was no outstanding balance on the Revolver at March 31, 2026 or December 31, 2025. During the three months ended March 31, 2026, the Company borrowed and repaid $2.0 million. The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment.

On January 16, 2026, the Company entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2026 at 2.45%, resulting in a fixed interest rate of 4.15% based on the Company’s current leverage ratio. The Company paid aggregate premiums of $2.7 million, including accrued interest receivable, to buy down the fixed rate below the prevailing market rate. The Company designated the three pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 6 for more details). The floating interest rate was 5.3875% on the Term Loan as of March 31, 2026.
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
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of March 31, 2026.
Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of March 31, 2026 (in thousands):

		Credit Facility
	Mortgage Notes Payable	Revolver	Term Loan	Total
April through December 2026	$470	$—	$—	$470
2027	11,981	—	—	11,981
2028	290	—	250,000	250,290
2029	11,232	—	—	11,232
2030	—	—	—	—
Thereafter	—	—	—	—
Total principal	23,973	—	250,000	273,973
Fair value adjustment of assumed mortgage note, net	(180)	—	—	(180)
Deferred financing costs, net	(85)	—	(286)	(371)
Net	$23,708	$—	$249,714	$273,422

Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized loss (gain) on interest rate swaps for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026		2025
Mortgage notes payable:
Interest expense	$212		$343
Amortization of deferred financing costs and fair value adjustment of assumed mortgage note payable	31		7
Credit facility:
Interest expense	3,396		3,854
Unused commitment fees	18		19
Amortization of deferred financing costs	58		150
Swap derivatives:
Derivative cash settlements	(767)	(1)	(1,180)	(4)
Amortization of off-market interest rate derivatives	539	(1)	784	(4)
Accrued interest from swap effective date to swap execution date	139	(1)	291	(4)
Amortization of unrealized gain on interest rate swap valuation	(250)	(2)	(250)	(2)
Loss on extinguishment of debt	1,145	(3)	—
Other	41		30
Total interest expense, net of unrealized gain on interest rate swaps and derivative settlements	$4,562		$4,048
(1)Related to the three swap agreements effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, as described in Note 6. The Company paid aggregate premiums of $2.7 million, including accrued interest receivable of $0.1 million, to buy down the fixed rate below the market rate, and the resulting derivatives are amortized over the term of the swap agreements.
(2)The unrealized gain on interest rate swap derivative previously recorded in accumulated other comprehensive income and noncontrolling interest in Operating Partnership is being amortized on a straight-line basis as a reduction to interest expense through the original maturity date of the Credit Facility, January 18, 2027.
(3)As the Credit Agreement is a loan syndication, the Company evaluated the January 16, 2026 amendment on a creditor-by-creditor basis and determined certain creditor commitments were considered extinguishments of debt. As such, this balance includes the write-off of any related unamortized deferred costs, fees paid to these creditors, and a portion of costs incurred with third parties directly allocated to commitments that were considered extinguishments of debt.
(4)Related to the two swap agreements effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan. The Company paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the market rate, and the resulting derivatives were amortized over the term of the swap agreements.
NOTE 6. INTEREST RATE SWAP DERIVATIVES
On January 16, 2026, the Company entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which will fix SOFR for the year ending December 31, 2026 at 2.45%, resulting in a fixed interest rate of 4.15% based on the Company’s current leverage ratio. The fixed rate increases if the Company’s leverage ratio increases above 50%. The Company paid aggregate premiums of $2.7 million, including accrued interest receivable of $0.1 million, to buy down the fixed rate below the prevailing market rate. The Company designated the three pay-fixed, receive-floating interest rate swaps as cash flow hedges and therefore the change in fair value of $0.3 million from the swap execution dates to March 31, 2026 was recorded as accumulated other comprehensive income in the Company's condensed consolidated balance sheet as of March 31, 2026.

The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of March 31, 2026 (dollars in thousands). There were no derivative instruments as of December 31, 2025.

Interest Rate Derivative Instruments	Number of Instruments	Notional Amount	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap	3	$250,000	USD - SOFR	4.150%	0.8 years
The following table sets forth the fair value of the Company’s derivative instruments under Level 2 measurement, as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (dollars in thousands):

		March 31, 2026		December 31, 2025
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swap	Asset - Interest rate swap derivatives, at fair value	3	$2,243	—	$—
The following is a reconciliation of the premium paid for the three swaps on January 16, 2026 to the derivative balance as of March 31, 2026 (in thousands):

Premiums paid for off-market interest rate derivatives	$2,654
Less: accrued interest from swap effective date to swap execution date	(139)
Investments in off-market interest rate derivatives, net of accrued interest	2,515
Change in fair value	(272)
Interest rate swap derivatives	$2,243
The Company, through its Operating Partnership, entered into a five-year swap agreement in May 2022 to fix SOFR related to the variable interest rate on its original $150.0 million Term Loan. The Company designated the pay-fixed, receive-floating interest rate swap as a cash flow hedge. The derivative instrument failed to qualify as a cash flow hedge during the year ended December 31, 2023. Due to the $150.0 million derivative instrument’s failure to qualify as a cash flow hedge, the unrealized gain on interest rate swap derivative of $4.1 million as of December 31, 2022 is being amortized on a straight-line basis as a reduction to interest expense through the original maturity date of the Credit Facility, January 18, 2027. There is no income tax expense resulting from this amortization.
As of March 31, 2026, the Company’s unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company’s condensed consolidated balance sheet amounted to $0.8 million, which will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company’s accompanying condensed consolidated statements of operations over the next ten months.
NOTE 7. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to $50.0 million shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company issued 2.0 million shares of its Series A Preferred Stock. As of each March 31, 2026 and December 31, 2025, 1.7 million shares of Series A Preferred Stock were issued and outstanding.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company’s Class C Common Stock have not been met as of March 31, 2026.
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
On March 17, 2026, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2026, which was paid on April 15, 2026.
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

From March 4, 2025 through March 31, 2026, the Company repurchased a total of 319,609 shares of its Series A Preferred Stock, representing 16.0% of shares issued, for a total of $7.6 million at an average cost of $23.90 per share.
Common Stock Distributions
Aggregate distributions declared per share of Class C Common Stock were $0.30 and $0.29 for the three months ended March 31, 2026 and 2025, respectively.
NOTE 8. RELATED PARTY TRANSACTIONS
The Company pays the members of its board of directors who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Total fees incurred and paid or accrued by the Company for board services for the three months ended March 31, 2026 and 2025, are as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Payments for services rendered	$75	$75
Value of shares of Class C Common Stock issued	60	60
Total	$135	$135

Number of shares issued for services rendered	4,190	3,738
Related Party Transactions with Unconsolidated Investment in a Real Estate Property
The Company earned asset management fee income from TIC interests in the Santa Clara property until the Company acquired the 27.3% remaining TIC interest on January 16, 2026. The management fee income is presented as part of other property revenue and the related Santa Clara asset management fee expense is included as a reduction in the income from unconsolidated investment in a real estate property in the Company’s statements of operations for the applicable periods.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company’s property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of March 31, 2026, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company’s consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of March 31, 2026 and December 31, 2025, the Company had obligations to pay $1.7 million and $2.0 million, respectively, for tenant improvements to be incurred by tenants.

Legal Matters
From time to time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. As of March 31, 2026, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
NOTE 10. OPERATING PARTNERSHIP UNITS
As of both March 31, 2026 and December 31, 2025, there were 1,593,328 Class C OP Units outstanding that were not held by the Company, which are entitled to distributions, but have limited voting rights. After the Class C OP Units have been outstanding for at least one year, the holder may require the Operating Partnership to exchange all or a portion of such holder’s Class C OP Units for cash or, at the option of the Company, shares of Class C Common Stock on a one-for-one basis.
On February 3, 2025, the Company entered into the Fourth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”) of the Operating Partnership, to, among other things, incorporate prior amendments to the Third Amended and Restated Partnership Agreement, and designate and set forth the terms of the Class X OP Units. As of March 31, 2026, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees. Class X OP Units generally are entitled to receive the same current distributions that are paid on the Class C OP Units.
OP Unit and Stock Compensation Expense
Stock compensation expense for the OP Unit awards and for stock issued to the board of directors for the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Class X OP Units	$744	$424
Class C Common Stock issued to the board of directors	60	60
Total stock compensation expense	$804	$484
As of March 31, 2026, total unrecognized compensation expense related to the Class X OP Unit awards was $10.0 million with a weighted average remaining term of 3.6 years.
Distributions and Allocations
Class C OP Units and Class X OP Units received the following distributions and allocations of net income (loss) during the three months ended March 31, 2026 and 2025, as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Class C and Class X OP Units distributions paid	$740	$439
Class C and Class X OP Units net loss allocation	$(208)	$—
NOTE 11. EARNINGS (LOSS) PER SHARE
The Company’s Class X OP Units (see Note 10) contain non-forfeitable rights to distributions and are considered to be participating securities and therefore are included in the computation of earnings per share pursuant to the two-class method. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to distributions declared (or accumulated) and participation rights in undistributed earnings. Losses are not allocated to the Class X OP Units because they have not vested and do not have a contractual obligation to share in the Company’s losses. Class C OP Unit distributions are not deducted in the table below since they share in the Company’s losses.
On repurchase of preferred stock, any excess or deficit of the net carrying amount of the preferred stock in the Company’s condensed consolidated balance sheet over or under the fair value of the consideration transferred to the holders of the preferred stock is included in the determination of net income (loss) attributable to common stockholders in the calculation of earnings per share.

The following table presents the computation of the Company’s basic earnings (loss) per share attributable to common stockholders and its diluted earnings (loss) per share attributable to common stockholders and noncontrolling interests, which are Class C OP Units for the three months ended March 31, 2026 and 2025 (in thousands, except shares/units and per share data):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(295)	$829
Net loss attributable to noncontrolling interest in Operating Partnership (1)	182	—
Preferred stock dividends	(775)	(827)
(Loss) gain on repurchases of preferred stock	(23)	29
Class X OP Unit distributions	(269)	(163)
Net loss available to common stockholders used in basic net loss per share	(1,180)	(132)
Net loss attributable to noncontrolling interest in Operating Partnership	(182)	—
Net loss available to common stockholders and noncontrolling interests used in diluted net loss per share/unit	$(1,362)	$(132)

Weighted average shares of Common Stock outstanding - basic	10,313,193	9,972,967
Class C OP Units (2)	1,593,328	1,344,798
Weighted average shares and units outstanding - diluted (2)	11,906,521	11,317,765

Earnings (loss) per share attributable to common stockholders:
Basic	$(0.11)	$(0.01)
Earnings (loss) per share attributable to common stockholders and Class C OP Units:
Diluted	$(0.11)	$(0.01)
(1)    Each Class C Common Share and Class C OP Unit have the same participation in earnings (loss). As discussed above, losses are not allocated to the Class X OP Units because they have not vested and do not have a contractual obligation to share in the Company’s losses. As such, net income (loss) attributable to noncontrolling interest in Operating Partnership for the three months ended March 31, 2026 and 2025, represents net loss allocated to Class C OP Units, which is different than the amount presented on the statements of operations and equity for the three month periods that include net loss allocated to Class X OP Units.
(2)    Class C OP Units are included in the weighted average shares and units outstanding to calculate diluted earnings (loss) per share as each Class C Common Share and Class C OP Unit have the same participation in earnings (loss). During the three months ended March 31, 2026 and 2025, the weighted average dilutive effect of 895,043 and 524,660 Class X OP Units, respectively, were excluded from diluted earnings (loss) per share attributable to common stockholders and noncontrolling interest as the effect would have been antidilutive.
NOTE 12. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date these condensed consolidated financial statements are issued. Significant subsequent events are described below:
Preferred Dividends
On March 17, 2026, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2026, which were paid on April 15, 2026.
On May 7, 2026, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the second quarter of 2026, which are scheduled to be paid on July 15, 2026.
Common Stock and OP Unit Distributions
On January 16, 2026, the Company’s board of directors authorized monthly distributions of $0.10 per share payable to common stockholders and OP Unit holders of record as of March 31, 2026, which were paid April 15, 2026.
On March 17, 2026, the Board authorized and the Company declared monthly distributions of $0.10 per share payable to common stockholders and OP Unit holders of record as of April 30, 2026, which were paid on about May 15, 2026.

On May 7, 2026, the Board authorized and the Company declared monthly distributions of $0.10 per share payable to common stockholders and OP Unit holders of record as of July 31, 2026 and August 31, 2026, which are scheduled to be paid on or about August 14, 2026 and September 15, 2026, respectively.

The per share monthly distribution rate of $0.10 per share of Common Stock is equivalent to an annualized rate of $1.20 per share.

Agreement and Plan of Merger with Global Net Lease, Inc.

On May 3, 2026, the Company and the Operating Partnership (together, the “Company Parties”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Net Lease, Inc. (“GNL”), GNL Motion Merger Sub, LLC (“GNL Merger Sub”), Global Net Lease Operating Partnership, L.P. (the “GNL Operating Partnership”) and GNL Motion OpCo Merger Sub, LLC (“Opco Merger Sub” and, together with GNL, GNL Merger Sub and the GNL Operating Partnership, the “GNL Parties”).

Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including approval of the Company’s stockholders, the Company will merge with and into GNL Merger Sub with GNL Merger Sub being the surviving entity (such merger transaction, the “Company Merger”) at the effective time of the Company Merger (the “Company Merger Effective Time”). Contemporaneously therewith or immediately following the Company Merger, OpCo Merger Sub will merge with and into the Operating Partnership with the Operating Partnership being the surviving entity (such merger transaction, the “OpCo Merger” and, together with the Company Merger, the “Merger”) at the effective time of the OpCo Merger (the “OpCo Merger Effective Time”).

At the Company Merger Effective Time, subject to the terms and conditions set forth in the Merger Agreement, (i) each share of Class C Common Stock will be converted into the right to receive 1.975 shares of common stock, par value $0.01 per share, of GNL (the “GNL Common Stock”), without interest, plus the right to receive cash in lieu of any fractional shares of GNL Common Stock, if any, without interest (the “Common Stock Merger Consideration”), and (ii) each share of Series A Preferred Stock will be converted into the right to receive an amount in cash equal to $25.00, plus any accrued and unpaid dividends thereon, if any, to but not including, the Closing Date (the “Preferred Stock Merger Consideration” and, together with the Common Stock Merger Consideration, the “Merger Consideration”). Immediately prior to the OpCo Merger Effective Time, subject to the terms and conditions set forth in the Merger Agreement, each outstanding Class X OP Unit will immediately vest in full and be converted into one Class C OP Unit. At the OpCo Merger Effective Time, subject to the terms and conditions set forth in the Merger Agreement, each outstanding Class C OP Unit will be converted into the right to receive 1.975 units of limited partnership interest in the GNL Operating Partnership designated as OP Units (as defined in the agreement of limited partnership of GNL Operating Partnership, “GNL OP Units”), plus the right to receive cash in lieu of any fractional GNL OP Units, if any, without interest. Following the Company Merger Effective Time, the Class C Common Stock and Series A Preferred Stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended.

The Merger Agreement contains customary representations, warranties and covenants made by the Company Parties and the GNL Parties, including, among others, covenants of each of the Company Parties and the GNL Parties regarding the conduct of their respective businesses during the pendency of the transactions contemplated by the Merger Agreement and other matters. The Merger Agreement may be terminated by either party under certain circumstances, including if the Merger has not closed on or before February 3, 2027, or upon the failure to receive the approval of the Company’s stockholders. Upon termination under certain specified circumstances, a termination fee may be payable by either the Company or GNL.

Additional information regarding the Merger Agreement and the proposed Merger is included in the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the accompanying unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2026.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbor provisions created thereby. For this purpose, any statements made that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements about the timing and completion of the proposed Merger (as defined below), our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the SEC, including the risks and uncertainties described in Item 1A., Risk Factors, of this Quarterly Report on Form 10-Q and Item IA,. Risk Factors, of our Annual Report on Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.
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
Overview
We are a Maryland corporation with issued and outstanding stock consisting of 7.375% Series A cumulative redeemable perpetual preferred stock (“Series A Preferred Stock”), listed on the NYSE under the symbol “MDV.PA,” and Class C common stock (“Class C Common Stock”), $0.001 par value per share, listed on the NYSE under the symbol “MDV.” We currently own and manage single-tenant net-lease properties throughout the United States, which are primarily, but not exclusively, industrial properties. Our focus for future acquisitions is on critical industrial manufacturing properties with long-term leases to tenants that fuel the national economy and strengthen the nation’s supply chains. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2016. We believe that we have operated in conformity with the requirements for qualification as a REIT for U.S. federal income tax purposes. Since December 31, 2019, we have been internally managed.
The Company
We primarily generate revenues by leasing properties to industrial manufacturing tenants pursuant to net leases. As of March 31, 2026, our real estate investment portfolio consisted of 41 properties as further described below. The net book value of our real estate investments as of March 31, 2026 was $449.4 million.
Details of our diversified portfolio of 41 operating properties, including one property held for sale, as of March 31, 2026 are as follows:
•    Annual base rent (“ABR”) aggregating $40.1 million, which is calculated based on the next 12 months of contractual monthly base rent as of March 31, 2026;
•    38 industrial properties, which represent approximately 82% of the portfolio (expressed as a percentage of ABR), including one property held for sale, and three non-core properties which represent approximately 18% of the portfolio by ABR;
•Occupancy rate of 99% based on square footage;
•    Located in 14 states;
•    Leased to 27 different commercial tenants doing business in 12 separate industries;
•    Approximately 4.3 million square feet of aggregate leasable space;
•    An average leasable space per property of approximately 105,000 square feet (approximately 108,000 square feet per industrial property and approximately 68,000 square feet per non-core property); and
•    Outstanding mortgage notes payable balance of $24.0 million for two properties and a credit facility term loan balance of $250.0 million.
During the three months ended March 31, 2026, we acquired the 27.3% remaining TIC interest in the Santa Clara, California property leased to Fujifilm Dimatix, Inc.(the “Santa Clara Property”), giving us 100% ownership and control of the Santa Clara Property, and completed the sale of our vacant industrial property located in Saint Paul, Minnesota for $4.1 million.
Agreement and Plan of Merger with Global Net Lease, Inc.
On May 3, 2026, we and Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Net Lease, Inc. (“GNL”), GNL Motion Merger Sub, LLC (“GNL Merger Sub”), Global Net Lease Operating Partnership, L.P. (the “GNL Operating Partnership”) and GNL Motion OpCo Merger Sub, LLC (“Opco Merger Sub”). Under the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions, including approval of the Company’s stockholders, the Company will merge with and into GNL Merger Sub with GNL Merger Sub being the surviving entity (such merger transaction, the “Company Merger”) and OpCo Merger Sub will merge with and into the Operating Partnership with the Operating Partnership being the surviving entity (such merger transaction, the “OpCo Merger” and, together with the Company Merger, the “Merger”).
Under the terms of the Merger Agreement, holders of Class C Common Stock and units of limited partnership interest (the “OP Units”) in the Operating Partnership will have the right to receive 1.975 shares of common stock, par value $0.01 per share, of GNL (the “GNL Common Stock”) or units of limited partnership interest in the GNL Operating Partnership designated as OP Units (as defined in the agreement of limited partnership of GNL Operating Partnership, “GNL OP Units”), plus the right to receive cash in lieu of any fractional shares of GNL Common Stock or GNL OP Units, as applicable, and holders of Series A Preferred Stock will have the right to receive $25.00 in cash, plus any accrued and unpaid dividends. Following the closing of the Merger, our Class C Common Stock and Series A Preferred Stock will be delisted from the NYSE and deregistered under the Exchange Act. The Merger Agreement and the transactions contemplated thereby were unanimously approved by our board of directors. The Merger is expected to close in the third quarter of 2026, subject to customary closing conditions, including the approval of our stockholders.
For additional information on the Merger Agreement, see our Current Report on Form 8-K filed with the SEC on May 4, 2026 and Note 12 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In January 2026, we entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan (as defined below), which will fix the Secured Overnight Financing Rate (“SOFR”) for the year ending December 31, 2026 to 2.45%, resulting in a fixed rate of 4.15% based on our leverage ratio of 45.1% as of December 31, 2025. We paid aggregate premiums of $2.7 million, including accrued interest receivable of $0.1 million, to buy down the fixed rate below the prevailing market rate. The buydown premium is a derivative that is recorded as an asset on our balance sheet and amortized over the 12 months ending December 31, 2026, increasing interest expense by approximately $0.6 million per quarter. We designated these pay-fixed, receive-floating interest rate swaps as cash flow hedges, which are expected to be effective through December 31, 2026. The derivatives are marked to fair value each reporting period with any change in fair value recorded through accumulated other comprehensive income as long as the derivatives are deemed effective.
Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. We have one lease scheduled to expire in 2027: our property in Charlotte, North Carolina leased to Husqvarna that expires on June 30, 2027.
Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy and rental rates and cause declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations. We successfully negotiated two lease extensions during 2025, with Fujifilm Dimatix, Inc. extending its lease for ten years from March 17, 2026 to March 16, 2036, and Northrop Grumman Systems Corporation extending its lease for five years from June 1, 2026 to May 31, 2031; however, changing circumstances may make future lease extensions more difficult.
The debt market remains sensitive to the macro environment, such as inflation, Federal Reserve policy, the impacts of increases in tariffs by the U.S. and other countries, market sentiment and regulatory factors affecting the banking and commercial mortgage-backed securities industries. Our Credit Facility (as defined below) includes floating interest rates based on SOFR and our leverage ratio as described below. We entered into new swaps for 2026 that fix the rate of our Term Loan for one year. Our mortgages with fixed rates mature after September 2027. As a result of the interest rate swap agreements entered into for the year ending December 31, 2026, 100% of our indebtedness has a weighted average fixed interest rate of 4.12% as long as our leverage ratio is less than 50%.
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
Purchases of properties in the near-term will be funded primarily with proceeds from dispositions of certain legacy assets, bank borrowing through our Credit Facility, proceeds from our ATM Offering and cash on hand. We have $30.0 million of borrowing capacity available under our Credit Facility as of May 8, 2026, which we may utilize in the near or medium-term if we identify attractive investment opportunities in advance of completing dispositions or raising additional equity, which could result in temporary increases in leverage.
We expect that our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock and distributions on our Class C Common Stock and OP Units will be funded by internally generated funds. We expect to have adequate liquidity to meet our cash requirements for the next 12 months and beyond.
ATM Offering
During the three months ended March 31, 2026, we sold no shares of Class C Common Stock in the ATM Offering. From November 15, 2023 through March 31, 2026, an aggregate of 819,700 shares have been sold in the ATM Offering at an average price of $15.95 per share for aggregate net proceeds of $11.3 million after legal, accounting, investor relations and other offering costs of $1.4 million. As of March 31, 2026, we had $36.9 million of shares of Class C Common Stock available for future issuance under the ATM Offering. No shares of Class C Common Stock were sold in the ATM Offering subsequent to March 31, 2026.
Credit Facility and Mortgages
Our Operating Partnership entered into an agreement for a line of credit (the “Credit Agreement”) on January 18, 2022 with KeyBank and the other lending institutions party thereto (the “Lenders”), with KeyBank acting as agent for the Lenders (in such capacity, the “Agent”). The Credit Agreement currently provides a $280.0 million line of credit comprised of a $30.0 million revolving line of credit (“Revolver”), and a $250.0 million term loan (“Term Loan” and together with the Revolver, the “Credit Facility”), as further described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Credit Facility is available for general corporate purposes, including, but not limited to, acquisitions, repayment of existing indebtedness, and capital expenditures.
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
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio of 45.7% as of March 31, 2026, the spread over SOFR was 175 basis points and the interest rate on the Revolver was 5.4375% as of March 31, 2026. As of May 8, 2026, there were no amounts outstanding on the Revolver. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred an immaterial amount of unused fees for each of the three months ended March 31, 2026 and 2025.
In January 2026, we entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which will fix SOFR for the year ending December 31, 2026 to 2.45%, resulting in a fixed rate of 4.15% based on our leverage ratio of 45.1% as of December 31, 2025. We paid aggregate premiums of $2.7 million, including accrued interest receivable of $0.1 million, to buy down the fixed rate below the prevailing market rate. The buydown premium is a derivative that is recorded as an asset on our balance sheet and amortized over the 12 months ending December 31, 2026, increasing interest expense by approximately $0.6 million per quarter. We designated these pay-fixed, receive-floating interest rate swaps as cash flow hedges, which are expected to be effective through December 31, 2026.
As of March 31, 2026 the outstanding principal balance of our mortgage notes payable secured by two properties was $24.0 million. As of March 31, 2026, the Term Loan outstanding principal balance was $250.0 million and there was no outstanding balance on the Revolver.
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
Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of March 31, 2026.
Acquisitions and Dispositions of Real Estate Investments
Acquisitions
On January 16, 2026, we acquired the 27.3% remaining TIC interest for $9.6 million in the Santa Clara Property and assumed the $12.0 million mortgage note payable secured by the Santa Clara, Property, giving us 100% ownership and control of the Santa Clara Property. The Santa Clara Property has leasable area of 94,101 square feet and is subject to existing leases that expire on March 16, 2036, with 3.0% annual rent escalations.
In evaluating potential property acquisitions, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions.
Dispositions
On March 30, 2026 we completed the sale of our vacant industrial property located in Saint Paul, Minnesota for $4.1 million.

We are under contract to sell our industrial property that is leased to Northrop Grumman Systems Corporation in Melbourne, Florida during the second quarter of 2026, although there can be no assurances that the transaction will be completed.
Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to our lease agreements, as of March 31, 2026, we had obligations to reimburse $1.7 million for future tenant improvements expected to be incurred by tenants. We expect that the related improvements will be completed during the 2026 calendar year and will be funded from cash on hand, operating cash flow, offerings of shares of our Class C Common Stock or borrowings under our Credit Facility.
In addition, we have identified approximately $0.3 million of capital expenditures that are expected to be completed in the next 12 months which are not recoverable from tenants with double-net leases. These improvements will be funded from cash on hand or operating cash flows. More information on our properties and investments can be found in Note 3 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flow Summary
The following table summarizes our cash flow activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$4,104	$3,050
Net cash used in investing activities	$(7,968)	$(864)
Net cash used in financing activities	$(6,040)	$(7,551)
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is due to a decrease in Credit Facility interest expense, of $0.5 million, excluding derivative cash settlements received since they are included in cash provided by investing activities, and reduced general and administrative expenses, of $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cash Flows from Investing Activities
The increase in net cash used in investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily reflects the acquisition of the 27.3% remaining TIC interest in the Santa Clara Property for $9.6 million during the three months ended March 31, 2026, compared to the acquisition of one property during the three months ended March 31, 2025 funded primarily by issuing Class C OP Units. The increase was partially offset by lower swap buydown premiums paid by the Company and increased proceeds from property sales. The Company paid an aggregate of $2.7 million of swap buydown premiums during the three months ended March 31, 2026, compared to $4.2 million during the three months ended March 31, 2025. Net proceeds from the sale of one property during the three months ended March 31, 2026 was $3.6 million, excluding a $0.3 million deposit received during the year ended December 31, 2025, compared to $2.3 million from the sale of one property during the three months ended March 31, 2025.
Cash Flows from Financing Activities
The decrease in net cash used in financing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to the repurchase of Series A Preferred Stock for $4.9 million during the three months ended March 31, 2025, as compared to $0.5 million during the three months ended March 31, 2026. The decrease was partially offset by a decrease in proceeds from the issuance of common stock, deferred financing costs paid related to the amendment to the Credit Facility, and an increase in distributions paid to common stockholders and OP Unit holders during the three months ended March 31, 2026.
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
Additionally, we use Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as stock-based compensation, amortization of deferred rent, amortization of below/above market lease intangibles, merger costs, proceeds from the settlement of property-related insurance claims, amortization of deferred financing costs, gain or loss from the extinguishment of debt, unrealized gains

(losses) on derivative instruments, amortization of off-market interest rate derivatives and reduction for accrued interest, and write-offs of due diligence expenses for abandoned pursuits. We also believe that AFFO is a recognized measure of sustainable operating performance in the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
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

The following are the calculations of FFO and AFFO for the three months ended March 31, 2026 and 2025 (in thousands, except shares outstanding and per share data):

	Three Months Ended March 31,
	2026	2025
Net (loss) income (in accordance with GAAP)	$(295)	$829
Preferred stock dividends	(775)	(827)
Net (loss) income attributable to common stockholders and OP Unit holders	(1,070)	2
FFO adjustments:
Depreciation and amortization of real estate properties	3,718	3,818
Depreciation and amortization for unconsolidated investment in a real estate property	35	189
Gain on sale of real estate investments, net	—	(84)
FFO attributable to common stockholders and OP Unit holders	2,683	3,925
AFFO adjustments:
Stock compensation expense	804	484
Amortization of deferred financing costs and fair value adjustment of assumed mortgage note payable	89	157
Amortization of deferred rents	(1,286)	(1,303)
Amortization of unrealized holding gain, net of unrealized loss on non-designated or ineffective interest rate derivative instruments	(250)	(250)
Amortization of off-market interest rate derivatives and reduction for accrued interest	678	1,075
Loss on extinguishment of debt	1,145	—
Amortization of (below) above market lease intangibles, net	(218)	(212)
Merger costs	565	—
Other adjustments for unconsolidated investment in a real estate property	(92)	36
AFFO attributable to common stockholders and OP Unit holders	$4,118	$3,912

Weighted Average Shares/Units Outstanding:
Fully diluted (1)	12,801,564	11,842,425

FFO Per Share/Unit:
Fully diluted	$0.21	$0.33

AFFO Per Share/Unit:
Fully diluted	$0.32	$0.33
(1)     Fully diluted shares/units outstanding includes the weighted average dilutive effect of 1,593,328 Class C OP Units and 895,043 Class X OP Units for the three months ended March 31, 2026, and 1,344,798 Class C OP Units and 524,660 Class X OP Units for the three months ended March 31, 2025. Class X OP Units were excluded from the weighted average shares/units outstanding in calculating earnings (loss) per share for the three months ended March 31, 2026 and 2025 in the unaudited consolidated statements of operations since they were anti-dilutive.
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

The following is a breakdown of our ABR by property type as of December 31, 2025, 2024, 2023, 2022 and 2021.

	December 31,					March 31,
	2021	2022	2023	2024	2025	2026
Industrial core	41%	59%	76%	78%	82%	82%
Non-core	59%	41%	24%	22%	18%	18%
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
The following is a breakdown of our revenue by property type for the three months ended March 31, 2026 (in thousands):

	Industrial Core	Non-Core (1)	Total
Rental	$9,731	$1,961	$11,692
Other property	$11	$—	$11
The following is a breakdown of our assets by property type as of March 31, 2026 (in thousands):

	Industrial Core	Non-Core (1)
Total investments in real estate property	$401,806	$108,400
Accumulated depreciation and amortization	(58,985)	(12,450)
Total real estate investments, net	$342,821	$95,950
Real estate investments held for sale, net (2)	$10,628	$—
Tenant deferred rent and other receivables	$18,094	$6,487
Above-market lease intangibles, net	$1,156	$—
(1)     Non-core properties include the following:
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
(2)     In December 2025, the Company entered into a purchase and sale agreement for its industrial property in Melbourne, Florida leased to Northrop Grumman for $18.7 million and as of March 31, 2026 the buyer deposited a $0.5 million non-refundable deposit.
We have two mortgages secured by two industrial core properties. The equity of each special purpose subsidiary that owns our other properties is pledged as collateral under our Credit Facility or the properties are unencumbered. See details of mortgage debt in Note 5 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Results of Operations
As of March 31, 2026, we owned 41 operating properties, including the TIC Interest. We acquired the 27.3% remaining TIC interest in the Santa Clara Property in January 2026 and one operating property in March 2025. We sold one vacant industrial property in March 2026 and two properties (one non-core and one industrial) during 2025.
Our results of operations for the three months ended March 31, 2026, may not be comparable to those expected for the remainder of 2026 or in future periods.
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Rental Revenue
Rental revenue remained constant at $11.7 million for three months ended March 31, 2026 and 2025, including tenant reimbursements of $0.4 million and $0.5 million, respectively. Rental revenue increased $0.9 million due to the acquisition of an industrial property in March 2025 and the 27.3% remaining TIC interest in the Santa Clara Property in January 2026, offset by $0.9 million decrease due to the expirations of the lease with Costco Wholesale Corporations (“Costco”) in July 2025 (the property was sold in December 2025) and the Solar Turbines lease in September 2025, and the sale of the industrial property located in Endicott, New York in February 2025.
General and Administrative
General and administrative expenses were $1.5 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $0.5 million, or 24%, was primarily due to our reduced headcount from 12 employees to nine employees in April 2025 and our Chief Executive Officer ceased drawing a salary effective April 1, 2025 in connection with his grant of Class X OP Units, which vest in February 2030.
Stock Compensation
Stock compensation expense was $0.8 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.3 million compared to 2025 was due to the Class X OP Units awarded during the three months ended March 31, 2025, as described in Note 10 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense remained relatively constant at $3.7 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $0.1 million, or 3%, period-over-period was primarily due to the sale of the industrial property located in Endicott, New York in February 2025, and no longer recognizing depreciation and amortization expense for the real estate investments of the vacant industrial property located in Saint Paul, Minnesota upon classifying the property as held for sale as of September 30, 2025, offset by depreciation and amortization of real estate investments of the industrial property acquired in March 2025 and the 27.3% remaining TIC interest in the Santa Clara Property acquired in January 2026.
Property Expenses
Property expenses remained relatively constant at $0.9 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase is due to the acquisition of an industrial property in March 2025 and the 27.3% remaining TIC interest in the Santa Clara Property in January 2026, offset by the sale of the industrial property located in Endicott, New York in February 2025 and the property formerly leased to Costco in December 2025. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income.
Merger Costs
During the three months ended March 31, 2026, the Company incurred $0.6 million of costs related to the execution of the Merger Agreement as discussed above. No such costs were incurred during the three months ended March 31, 2025.

Other (Expense) Income
Other expense was $4.5 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to a $1.1 million loss on extinguishment of debt related to the January 16, 2026 amendment to the Credit Agreement, and was partially offset by a decrease in interest expense, net of unrealized gain on interest rate swaps and derivative settlements. The decrease in interest expense, net of unrealized gain on interest rate swaps and derivative settlements was primarily due to a decrease in amortization of off-market interest rate derivatives, as the Company paid an aggregate of $2.7 million of swap buydown premiums during the three months ended March 31, 2026, compared to $4.2 million during the three months ended March 31, 2025. In addition, the interest rate on the Term Loan was fixed at 4.15% during the three months ended March 31, 2026, as compared to 4.25% during the three months ended March 31, 2025. See Notes 5 and 6 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the amendment to the Credit Agreement and off-market interest rate derivatives.
Dividends and Distributions
Preferred Dividends
On March 17, 2026, the Company’s board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2026, which were paid on April 15, 2026.
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
Distributions generally are declared during the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The cash distribution rate details are as follows for the distribution periods from January 2026 to August 2026:

Distribution Period	Amount Per Share and Unit Per Month	Declaration Date	Payment Date
2026:
January 1-31	$0.100000	January 16, 2026	February 13, 2026
February 1-28	$0.100000	January 16, 2026	March 13, 2026
March 1-31	$0.100000	January 16, 2026	April 15, 2026
April 1- 30	$0.100000	March 17, 2026	May 15, 2026 (1)
May 1-31	$0.100000	March 17, 2026	June 15, 2026 (1)
June 1- 30	$0.100000	March 17, 2026	July 15, 2026 (1)
July 1-31	$0.100000	May 7, 2026	August 14, 2026 (1)
August 1-31	$0.100000	May 7, 2026	September 15, 2026 (1)
(1)    Reflects the expected payment date since the distribution has not been paid as of the filing date of this Quarterly Report on Form 10-Q.
Preferred Stock Repurchase Program
On March 4, 2025, our board of directors authorized us to repurchase shares of its Series A Preferred Stock up to an aggregate amount not to exceed the aggregate amount of proceeds from sales of our Class C Common Stock during the trailing twelve month period (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases, block purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. On January 16, 2026, our board approved an amendment to the Repurchase Program to (1) extend the expiration date of the Repurchase Program from December 31, 2026 to December 31, 2027 and (2) set the maximum amount of shares of Preferred Stock that may be repurchased under the Repurchase Program at $49.6 million, including shares of Preferred Stock that had been repurchased as of January 16, 2026.
From March 4, 2025 through March 31, 2026, we repurchased a total of 319,609 shares of our Series A Preferred Stock, representing 16.0% of shares issued, for a total of $7.6 million at an average cost of $23.90 per share. During three months ended March 31, 2026, we repurchased 21,109 shares of our Series A Preferred Stock for a total of $0.5 million at an average cost of $24.95 per share.
Election as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). We intend to continue to qualify as a REIT. To continue to qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the distributions paid deduction and excluding net capital gains).
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no significant changes to our accounting policies during the three months ended March 31, 2026.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 9 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of commitments and contingencies).
Related-Party Transactions and Agreements
See Note 8 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details of the various related-party transactions and agreements.
Subsequent Events
See Note 12 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for events that occurred subsequent to March 31, 2026 through the filing date of this report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2026 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on March 25, 2026, other than as described below.
The consummation of the Merger is subject to a number of conditions which, if not satisfied or waived, would adversely impact our ability to complete the Merger.
The Merger is subject to certain closing conditions, including, among others: (1) the receipt by us of the affirmative vote of the holders of a majority of the outstanding shares of our Class C Common Stock approving the Merger, (2) the absence of any law, injunction, judgment, order or ruling making illegal or otherwise prohibiting the Merger, (3) the effectiveness of the Registration Statement on Form S-4 registering the issuance of the GNL Common Stock as consideration in connection with the Merger, which will contain a prospectus of GNL for the issuance of GNL Common Stock and a proxy statement of the Company with respect to our special meeting of stockholders (the “Form S-4/Proxy Statement”), and the approval for listing on NYSE the GNL Common Stock to be issued as consideration in connection with the Merger, (4) the accuracy of the representations and warranties made by the parties (subject to customary materiality and other qualifications), (5) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement, (6) the delivery of tax opinions related to each of our and GNL’s status as a real estate investment trust under the Code, (7) the delivery of tax opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code, (8) the absence of a material adverse effect prior to the closing, and (9) other customary conditions specified in the Merger Agreement.
There can be no assurance these conditions will be satisfied or waived, if permitted. Therefore, there can be no assurance with respect to the timing of the closing of the Merger, or that the Merger will be completed at all.

Failure to complete the Merger could adversely affect the market price of our Class C Common Stock and our future business and financial results.
There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:
•upon termination of the Merger Agreement under specified circumstances, we are required to pay GNL a termination fee of up to $15,000,000;
•we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes; and
•the Merger, whether or not it closes, will divert the attention of certain management and other key employees from our ongoing business activities, including the pursuit of other opportunities that could be beneficial to us.
If the Merger is not completed, these risks could materially affect our business and financial results and the market price of our Class C Common Stock, including to the extent that the current market price of our Class C Common Stock reflects, and is positively affected by, a market assumption that the Merger will be completed. If the Merger is not consummated, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any consideration in connection with the Merger. Instead, we will remain a public company, our Class C Common Stock and Series A Preferred Stock will continue to be listed and traded on the NYSE and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC.
The Merger Agreement contains provisions that could discourage a potential competing acquirer from making a favorable proposal to us and, in specified circumstances, could require us to make a substantial termination payment to GNL.
The Merger Agreement contains certain provisions that restrict our ability to solicit, initiate, knowingly encourage or knowingly facilitate any proposals for, or that could reasonably lead to, alternative transactions with a third-party or, subject to certain exceptions, participate in discussions relating to an alternative transaction or a proposal or inquiry related thereto, furnish non-public information to third parties relating to an alternative transaction or a proposal or inquiry therefor, change our board of directors’ recommendation to our stockholders or enter into an agreement with respect to any proposal for an alternative transaction. In addition, GNL generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing acquisition proposal before our board of directors may withdraw or qualify its recommendation with respect to the Merger.
We would be required to pay a termination fee of $10,000,000 to GNL in certain circumstances, including if GNL terminates the Merger Agreement because our board of directors changes its recommendation with respect to the Merger prior to the approval of the Merger by our stockholders or we terminate the Merger Agreement to enter into a definitive agreement that constitutes a superior proposal. In addition, if GNL terminates the Merger Agreement following an uncured breach by us of any representation, warranty, covenant or agreement which would result in the applicable closing condition being unsatisfied or failure to close by us when all conditions are satisfied, we would be required to pay a termination fee of $15,000,000 to GNL.
These provisions could discourage a potential competing acquirer or merger partner that might have an interest in acquiring all or a significant portion of us or our assets from considering or proposing such a competing transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share market value proposed to be received or realized in the transactions contemplated by the Merger Agreement with GNL. These provisions also might result in a potential competing acquirer or Merger partner proposing to pay a lower price to holders of our Class C Common Stock than it might otherwise have proposed to pay because of the added expense of the termination payment that may become payable to GNL in certain circumstances under the Merger Agreement.
If the Merger Agreement is terminated and after the termination we seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the transactions contemplated by the Merger Agreement with GNL.
The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some tenants, operators, borrowers, managers or vendors may react unfavorably or delay or defer decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of our business prior to completing the Merger, we may be unable (without GNL’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause us to forego certain opportunities each might otherwise pursue absent the Merger Agreement. In addition, the pendency of the Merger may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-today operations for its current employees and management.
We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Lawsuits or other proceedings may be brought challenging, among other things, the adequacy of the disclosures in the Form S-4/Proxy Statement, the process conducted by our board of directors, the terms of the Merger Agreement, alleged breaches of fiduciary duties by our directors and/or officers, or the fairness of the consideration in connection with the Merger. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by the Company, which could have a negative impact on our liquidity, results of operations and financial condition. In addition, the pendency of such litigation could create uncertainty and negatively affect our relationships with agents, franchisees and other business partners, and could impair our ability to recruit and retain employees.
Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operations and financial condition. Any such delay could also result in the Merger not being consummated before February 3, 2027, which could give rise to termination rights under the Merger Agreement. Even if we are ultimately successful in defending against such claims, the costs and distraction of litigation during the pendency of the Merger could materially and adversely affect our business, results of operations and financial condition, as well as the price of our Class C Common Stock.
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
On January 16, 2026, the Company’s board approved an amendment to the Repurchase Program to (1) extend the expiration date of the Repurchase Program from December 31, 2026 to December 31, 2027 and (2) set the maximum amount of shares of Series A Preferred Stock that may be repurchased under the Repurchase Program at $49.6 million, including shares of Series A Preferred Stock that had been repurchased as of January 16, 2026. As of April 30, 2026, the Company had $41.9 million of Series A Preferred Stock remaining that may be repurchased under the Repurchase Program.
Issuer Purchases of Series A Preferred Stock

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1-31, 2026	21,109	$24.950	21,109	$42,010
February 1-28, 2026	—	—	—	42,010
March 1-31, 2026	—	—	—	42,010
Total	21,109	$24.950	21,109	$42,010

Item 5.    Other Information
During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K)

Exhibit	Description
2.1+
Agreement and Plan of Merger, dated as of May 3, 2026, by and among Modiv Industrial, Inc., Modiv Operating Partnership, LP, Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., GNL Motion Merger Sub, LLC and GNL Motion OpCo Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on May 4, 2026)

3.1
Articles of Amendment and Restatement of Modiv Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55776) filed with the Securities and Exchange Commission on July 8, 2021)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Modiv Inc. changing its name to Modiv Industrial, Inc. (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 001-40814) filed with the Securities and Exchange Commission on August 14, 2023

3.3
Second Amended and Restated Bylaws of Modiv Inc., adopted on March 9, 2023 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 001-40814) filed with the Securities and Exchange Commission on March 13, 2023)

3.4
Articles Supplementary designating 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-40814) filed with the Securities and Exchange Commission on September 17, 2021)

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
+    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted annexes, schedules or exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Modiv Industrial, Inc.
(Registrant)

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer (principal executive officer)

By:	/s/ JOHN C. RANEY
John C. Raney
Chief Financial Officer (principal financial officer)
Date: May 8, 2026