Form 10-Q
period 2026-06-30
MODIV INDUSTRIAL, INC.
filed 2026-08-11
CIK 1645873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes  ☐   No   ☒
As of August 6, 2026, there were 10,323,670 outstanding shares of the Registrant’s Class C common stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

MODIV INDUSTRIAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Real estate investments:
Land	$108,600	$98,175
Buildings and improvements	388,749	383,540
Tenant origination and absorption costs	13,540	13,638
Total investments in real estate property	510,889	495,353
Accumulated depreciation and amortization	(75,080)	(73,208)
Total real estate investments, net, excluding unconsolidated investment in real estate property and real estate investments held for sale, net	435,809	422,145
Unconsolidated investment in a real estate property	—	9,437
Total real estate investments, net, excluding real estate investments held for sale, net	435,809	431,582
Real estate investments held for sale, net	—	3,901
Total real estate investments, net	435,809	435,483
Cash and cash equivalents	21,626	14,381
Tenant deferred rent and other receivables	25,787	23,436
Above-market lease intangibles, net	1,142	1,169
Prepaid expenses and other assets	1,591	1,988
Interest rate swap derivatives	1,705	—
Total assets	$487,660	$476,457

Liabilities and Equity
Mortgage notes payable, net	$23,590	$11,994
Credit facility term loan, net	249,749	249,489
Accounts payable, accrued and other liabilities	5,549	3,831
Distributions payable	2,054	2,031
Below-market lease intangibles, net	6,604	7,067
Total liabilities	287,546	274,412

Commitments and contingencies (Note 10)

7.375% Series A cumulative redeemable perpetual preferred stock, $0.001 par value; $25.00 per share liquidation preference; 1,677,588 shares authorized and outstanding as of June 30, 2026 and 1,701,500 shares authorized and outstanding as of December 31, 2025	2	2
Class C common stock, $0.001 par value, 300,000,000 shares authorized; 10,790,989 shares issued and 10,323,670 shares outstanding as of June 30, 2026, and 10,766,709 shares issued and 10,299,390 shares outstanding as of December 31, 2025	11	11
Additional paid-in-capital	338,171	337,028
Treasury stock, at cost, 467,319 shares held as of both June 30, 2026 and December 31, 2025	(7,112)	(7,112)
Cumulative distributions and net losses	(170,579)	(168,100)
Accumulated other comprehensive income	755	919
Total Modiv Industrial, Inc. equity	161,248	162,748
Noncontrolling interests in the Operating Partnership	38,866	39,297
Total equity	200,114	202,045
Total liabilities and equity	$487,660	$476,457
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Rental	$11,694	$11,767	$23,386	$23,494
Other property	—	66	11	132
Total revenue	11,694	11,833	23,397	23,626
Expenses:
General and administrative	1,204	1,202	2,711	3,195
Stock compensation	744	810	1,548	1,294
Depreciation and amortization	3,646	3,828	7,364	7,646
Property	824	828	1,729	1,674
Merger	2,838	—	3,403	—
Impairment of real estate investment property	—	4,000	—	4,000
Total expenses	9,256	10,668	16,755	17,809
Gain on sale of real estate investments, net	7,542	—	7,542	84
Operating income	9,980	1,165	14,184	5,901
Other income (expense):
Interest and other income	72	33	97	95
Income from unconsolidated investment in a real estate property	—	185	38	264
Interest expense, net of unrealized gain on interest rate swaps and derivative settlements	(3,395)	(4,016)	(7,957)	(8,064)
Loss on other investments	(172)	—	(172)	—
Other expense, net	(3,495)	(3,798)	(7,994)	(7,705)
Net income (loss)	6,485	(2,633)	6,190	(1,804)
Net (income) loss attributable to noncontrolling interests in Operating Partnership	(1,110)	611	(902)	611
Net income (loss) attributable to Modiv Industrial, Inc.	5,375	(2,022)	5,288	(1,193)
Preferred stock dividends	(773)	(796)	(1,548)	(1,623)
Net income (loss) attributable to common stockholders	$4,602	$(2,818)	$3,740	$(2,816)
Income (loss) per share attributable to common stockholders:
Basic	$0.45	$(0.32)	$0.34	$(0.33)
Income (loss) per share attributable to common stockholders and noncontrolling interests:
Diluted	$0.45	$(0.32)	$0.34	$(0.33)
Weighted-average number of common shares outstanding
Basic	10,323,670	10,123,721	10,318,460	10,048,760
Diluted	12,812,041	11,717,049	11,911,788	11,518,510
Distributions declared per common share	$0.3000	$0.2925	$0.6000	$0.5850
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$6,485	$(2,633)	$6,190	$(1,804)
Other comprehensive income (loss): cash flow hedge adjustments
Amortization of unrealized holding gain on interest rate swap	(253)	(253)	(503)	(503)
Unrealized loss on interest rate derivatives	(538)	(840)	(810)	(1,806)
Amortization of off-market interest rate derivatives	653	1,034	1,192	1,818
Comprehensive income (loss)	6,347	(2,692)	6,069	(2,295)

Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(1,084)	631	(879)	699
Comprehensive income (loss) attributable to Modiv Industrial, Inc.	$5,263	$(2,061)	$5,190	$(1,596)
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Three Months Ended June 30, 2026 and 2025
(in thousands, except share data)
(unaudited)

			Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, March 31, 2026	1,680,391	$2	10,790,989	$11	$337,624	(467,319)	$(7,112)	$(172,080)	$865	$159,310	$38,399	$197,709
OP Units compensation expense	—	—	—	—	744	—	—	—	—	744	—	744
Repurchase of preferred stock	(2,803)	—	—	—	(66)	—	—	(4)	—	(70)	—	(70)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(773)	—	(773)	—	(773)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(3,097)	—	(3,097)	(746)	(3,843)
Net income	—	—	—	—	—	—	—	5,375	—	5,375	1,110	6,485
Other comprehensive loss	—	—	—	—	—	—	—	—	(112)	(112)	(26)	(138)
Adjustment to noncontrolling interests	—	—	—	—	(131)	—	—	—	2	(129)	129	—
Balance, June 30, 2026	1,677,588	$2	10,790,989	$11	$338,171	(467,319)	$(7,112)	$(170,579)	$755	$161,248	$38,866	$200,114

			Class C CS		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, March 31, 2025	1,795,000	$2	10,540,351	$11	$333,721	(467,319)	$(7,112)	$(156,967)	$1,452	$171,107	$42,269	$213,376
Issuance of common stock - distribution reinvestments	—	—	34,403	—	486	—	—	—	—	486	—	486
ATM offering of common stock, net	—	—	35,115	—	402	—	—	—	—	402	—	402
Stock compensation expense	—	—	4,261	—	60	—	—	—	—	60	—	60
OP Units compensation expense	—	—	—	—	750	—	—	—	—	750	—	750
Repurchase of preferred stock	(70,000)	—	—	—	(1,666)	—	—	(13)	—	(1,679)	—	(1,679)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(796)	—	(796)	—	(796)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(2,963)	—	(2,963)	(729)	(3,692)
Net loss	—	—	—	—	—	—	—	(2,022)	—	(2,022)	(611)	(2,633)
Other comprehensive loss	—	—	—	—	—	—	—	—	(39)	(39)	(20)	(59)
Adjustment to noncontrolling interests	—	—	—	—	343	—	—	—	(46)	297	(297)	—
Balance, June 30, 2025	1,725,000	$2	10,614,130	$11	$334,096	(467,319)	$(7,112)	$(162,761)	$1,367	$165,603	$40,612	$206,215
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Consolidated Statements of Equity
For the Six Months Ended June 30, 2026 and 2025
(in thousands, except share data)
(unaudited)

			Class C Common Stock (“CS”)		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2025	1,701,500	$2	10,766,709	$11	$337,028	(467,319)	$(7,112)	$(168,100)	$919	$162,748	$39,297	$202,045
Issuance of common stock - distribution reinvestments	—	—	20,090	—	281	—	—	—	—	281	—	281
Stock compensation expense	—	—	4,190	—	60	—	—	—	—	60	—	60
OP Units compensation expense	—	—	—	—	1,488	—	—	—	—	1,488	—	1,488
Repurchase of preferred stock	(23,912)	—	—	—	(569)	—	—	(27)	—	(596)	—	(596)
Dividends declared, preferred stock	—	—	—	—	—	—	—	(1,548)	—	(1,548)	—	(1,548)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(6,192)	—	(6,192)	(1,493)	(7,685)
Net income	—	—	—	—	—	—	—	5,288	—	5,288	902	6,190
Other comprehensive loss	—	—	—	—	—	—	—	—	(98)	(98)	(23)	(121)
Adjustment to noncontrolling interests	—	—	—	—	(117)	—	—	—	(66)	(183)	183	—
Balance, June 30, 2026	1,677,588	$2	10,790,989	$11	$338,171	(467,319)	$(7,112)	$(170,579)	$755	$161,248	$38,866	$200,114

			Class C CS		Additional Paid-in Capital			Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Modiv Industrial, Inc. Equity	Noncontrolling Interest in the Operating Partnership	Total Equity
	Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2024	2,000,000	$2	10,404,211	$10	$349,479	(467,319)	$(7,112)	$(154,074)	$1,841	$190,146	$23,904	$214,050
Issuance of common stock - distribution reinvestments	—	—	68,544	—	976	—	—	—	—	976	—	976
ATM offering of common stock, net	—	—	133,376	1	1,670	—	—	—	—	1,671	—	1,671
Stock compensation expense	—	—	7,999	—	120	—	—	—	—	120	—	120
OP Units compensation expense	—	—	—	—	1,174	—	—	—	—	1,174	—	1,174
Repurchase of preferred stock	(275,000)	—	—	—	(6,546)	—	—	16	—	(6,530)	—	(6,530)
Issuance of Class C OP Units for property acquisition	—	—	—	—	—	—	—	—	—	—	5,850	5,850
Dividends declared, preferred stock	—	—	—	—	—	—	—	(1,623)	—	(1,623)	—	(1,623)
Cash distributions declared, CS and non-controlling interests	—	—	—	—	—	—	—	(5,887)	—	(5,887)	(1,291)	(7,178)
Net loss	—	—	—	—	—	—	—	(1,193)	—	(1,193)	(611)	(1,804)
Other comprehensive loss	—	—	—	—	—	—	—	—	(403)	(403)	(88)	(491)
Adjustment to noncontrolling interests	—	—	—	—	(12,777)	—	—	—	(71)	(12,848)	12,848	—
Balance, June 30, 2025	1,725,000	$2	10,614,130	$11	$334,096	(467,319)	$(7,112)	$(162,761)	$1,367	$165,603	$40,612	$206,215
See accompanying notes to condensed consolidated financial statements.

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$6,190	$(1,804)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,364	7,646
Stock compensation expense	1,548	1,294
Amortization of deferred rents	(2,539)	(2,572)
Amortization of deferred financing costs and fair value adjustment of assumed mortgage note payable	177	315
Amortization of (below) above market lease intangibles, net	(436)	(424)
Impairment of real estate investment property	—	4,000
Loss on other investments	172	—
Gain on sale of real estate investments, net	(7,542)	(84)
Amortization of unrealized holding gain and unrealized gain on non-designated or ineffective interest rate derivative instruments	(503)	(503)
Adjustment for receipts from off-market interest rate derivatives	(1,505)	(2,375)
Amortization of off-market interest rate derivatives	1,192	1,818
Loss on extinguishment of debt	1,145	—
Income from unconsolidated investment in a real estate property	(38)	(264)
Distributions from unconsolidated investment in a real estate property	83	326
Changes in operating assets and liabilities:
Decrease in tenant rent and other receivables	188	127
Decrease in prepaid expenses and other assets	438	220
Increase (decrease) in accounts payable, accrued and other liabilities	1,648	(732)
Net cash provided by operating activities	7,582	6,988

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(9,629)	(345)
Improvements to existing real estate investments and other assets	(538)	(121)
Net proceeds from sale of real estate investments	21,788	2,329
Purchase deposits applied	100	250
Investments in off-market interest rate derivatives	(2,656)	(4,200)
Receipts from off-market interest rate derivatives	1,505	2,375
Net cash provided by investing activities	10,570	288

Cash Flows from Financing Activities:
Borrowings from credit facility revolver	2,000	—
Repayments of credit facility revolver, net	(2,000)	—
Principal payments on mortgage notes payable	(282)	(276)
Payments of Credit Facility amendment and deferred financing costs	(1,100)	(70)
Proceeds from offering of common stock, net	—	1,671
Repurchases of preferred stock	(596)	(6,530)
Dividends paid to preferred stockholders	(1,559)	(1,749)
Distributions paid to common stockholders and non-controlling interest holders	(7,370)	(6,038)
Net cash used in financing activities	(10,907)	(12,992)
Net increase (decrease) in cash and cash equivalents	7,245	(5,716)
Cash and cash equivalents, beginning of period	14,381	11,530
Cash and cash equivalents, end of period	$21,626	$5,814

MODIV INDUSTRIAL, INC.
Condensed Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,637	$6,134

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in accrued capital expenditures	$371	$—
Mortgage note assumed in acquisition of real estate investments, net of fair value adjustment	$11,825	$—
Issuance of Class C OP Units in the acquisition of a real estate investment	$—	$5,850
Reinvested distributions from common stockholders	$281	$976
Accrued distributions	$23	$(54)

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
The Company holds its investments in real property primarily through special purpose limited liability companies which are wholly-owned subsidiaries of Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership was formed on January 28, 2016. The Company is the sole general partner of, and owned an approximate 81% partnership interest in, the Operating Partnership as of both June 30, 2026 and December 31, 2025. The Operating Partnership’s limited partners include holders of Class C Operating Partnership Units (“Class C OP Units”) and Class X Operating Partnership Units (“Class X OP Units”, and, together with the Class C OP Units, “OP Units”), as described in Note 10.
As of June 30, 2026, the Company’s portfolio of approximately 4.2 million square feet of aggregate leasable space consisted of investments in 40 real estate properties, comprised of 37 industrial properties, which represent approximately 82% of the portfolio (expressed as a percentage of ABR) as of June 30, 2026, and three non-core properties, which represent approximately 18% of the portfolio by ABR.
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

Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Company will merge with and into GNL Merger Sub with GNL Merger Sub being the surviving entity (such merger transaction, the “Company Merger”) at the effective time of the Company Merger (the “Company Merger Effective Time”). Contemporaneously therewith or immediately following the Company Merger, OpCo Merger Sub will merge with and into the Operating Partnership with the Operating Partnership being the surviving entity (such merger transaction, the “OpCo Merger” and, together with the Company Merger, the “Merger”) at the effective time of the OpCo Merger (the “OpCo Merger Effective Time”).

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

Additional information regarding the Merger included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on June 24, 2026.

On August 10, 2026, the Company held a special meeting of its stockholders, at which the Company’s stockholders approved the Merger and the other transactions contemplated by the Merger Agreement.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying unaudited condensed consolidated financial statements. Amounts as of December 31, 2025 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the SEC on March 25, 2026. Please see the Company’s Annual Report for significant accounting policies as the significant accounting policies are consistent with those described in the Annual Report.
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

NOTE 3. REAL ESTATE INVESTMENTS
As of June 30, 2026, the Company’s real estate net investment portfolio of $435.8 million consisted of 40 operating properties located in 14 states.
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
Dispositions
On May 21, 2026, the Company completed the sale of its industrial property in Melbourne, Florida leased to Northrop Grumman for $18.7 million. The gain on sale was $7.5 million and net proceeds from sale were $18.2 million.

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
Asset Concentration
As of June 30, 2026 and December 31, 2025, the Company’s real estate portfolio asset concentration (greater than 10% of total assets) was as follows (dollars in thousands):

	June 30, 2026		December 31, 2025
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
KIA retail property, Carson, CA	$64,671	13.3%	$65,202	13.7%

Rental Income Concentration
During the three and six months ended June 30, 2026 and 2025, the Company’s rental income concentration (greater than 10% of rental income) was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Property and Location	Rental Revenue	Percentage of Total Rental Revenue	Rental Revenue	Percentage of Total Rental Revenue	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Lindsay, nine industrial properties - CO (three), OH (two), PA, NC, SC and FL	$1,656	14.2%	$1,661	14.1%	$3,312	14.2%	$3,322	14.1%
KIA retail property - CA	$1,317	11.3%	$1,250	10.6%	$2,583	11.0%	$2,521	10.7%
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
As of June 30, 2026, the future minimum contractual rent payments due to the Company under the Company’s non-cancellable operating leases are as follows (in thousands):

Amount
July through December 2026	$19,432
2027	39,002
2028	39,394
2029	38,829
2030	38,805
Thereafter	473,353
$648,815

Intangible Assets, Net Related to the Company’s Real Estate
As of June 30, 2026 and December 31, 2025, intangible assets, net related to the Company’s real estate, excluding any intangible assets, net related to properties classified as held for sale, were as follows (in thousands):

	June 30, 2026			December 31, 2025
	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$13,540	$1,560	$(14,408)	$13,638	$1,559	$(14,408)
Accumulated amortization	(8,695)	(418)	7,804	(9,824)	(390)	7,341
Net amount	$4,845	$1,142	$(6,604)	$3,814	$1,169	$(7,067)
Amortization of tenant origination and absorption costs for each of the three months ended June 30, 2026 and 2025 was $0.2 million. Amortization of tenant origination and absorption costs for each of the six months ended June 30, 2026 and 2025 was $0.3 million. Amortization of above-market lease intangibles for each of the three and six months ended June 30, 2026 and 2025 was less than $0.1 million. Amortization of below-market lease intangibles for each of the three months ended June 30, 2026 and 2025 was $0.2 million and for each of the six months ended June 30, 2026 and 2025 was $0.5 million.
As of June 30, 2026, amortization of intangible assets for each of the next five years and thereafter is expected to be as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
July through December 2026	$337	$27	$(463)
2027	673	54	(926)
2028	654	54	(916)
2029	558	54	(876)
2030	547	54	(876)
Thereafter	2,076	899	(2,547)
	$4,845	$1,142	$(6,604)

Weighted-average remaining amortization period	8.3 years	21.2 years	7.4 years
Real Estate Investments Held for Sale
As of June 30, 2026, the Company classified no properties as held for sale. As of December 31, 2025, the Company classified its vacant industrial property located in Saint Paul, Minnesota as held for sale. The property was sold on March 30, 2026. The following table summarizes the major components of assets and liabilities related to real estate investments held for sale as of December 31, 2025 (in thousands):

December 31, 2025
Assets related to real estate investments held for sale:
Land, buildings and improvements	$4,310
Accumulated depreciation and amortization	(409)
Real estate investments held for sale, net	3,901

NOTE 4. OTHER BALANCE SHEET DETAILS
Tenant Deferred Rent and Other Receivables
As of June 30, 2026 and December 31, 2025, tenant deferred rent and other receivables consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Straight-line rent	$25,595	$23,169
Tenant rent and reimbursements	192	267
Total	$25,787	$23,436
Prepaid Expenses and Other Assets
As of June 30, 2026 and December 31, 2025, prepaid expenses and other assets were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$768	$820
Purchase deposits	—	100
Other assets	695	1,031
Deferred financing cost on credit facility revolver	128	37
Total	$1,591	$1,988
Accounts Payable, Accrued and Other Liabilities
As of June 30, 2026 and December 31, 2025, accounts payable, accrued and other liabilities were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$260	$283
Accrued expenses	3,347	972
Accrued interest payable	132	96
Unearned rent	1,341	1,582
Security deposits	469	469
Sale deposits	—	300
Lease incentive obligation	—	129
Total	$5,549	$3,831

NOTE 5. DEBT
Mortgage Notes Payable, Net
As of June 30, 2026 and December 31, 2025, the Company’s mortgage notes payable consisted of the following (dollars in thousands):

Collateral	June 30, 2026	December 31, 2025	Interest Rate (1)	Loan Maturity
Taylor Fresh Foods property	$11,937	$12,070	3.85%	11/01/2029
Santa Clara Property (2)	11,881	—	3.86%	10/01/2027
Total mortgage notes payable	23,818	12,070
Unamortized fair value adjustment of assumed mortgage note payable	(151)	—
Unamortized deferred financing costs	(77)	(76)
Mortgage notes payable, net	$23,590	$11,994
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
The following summarizes the face value, carrying amount and fair value of the Company’s mortgage notes payable, net, which are Level 3 fair value measurements, reflecting unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Mortgage notes payable, net	$23,818	$23,590	$22,871	$12,070	$11,994	$11,400
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
There was no outstanding balance on the Revolver at June 30, 2026 or December 31, 2025. During the six months ended June 30, 2026, the Company borrowed and repaid $2.0 million. The Credit Facility is priced on a leverage-based grid that fluctuates based on the Company’s actual leverage ratio at the end of the prior quarter. The Company also pays an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment.

On January 16, 2026, the Company entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which fixed SOFR for the year ending December 31, 2026 at 2.45%, resulting in a fixed interest rate of 4.15% based on the Company’s current leverage ratio. The Company paid aggregate premiums of $2.7 million, including accrued interest receivable, to buy down the fixed rate below the prevailing market rate. The Company designated the three pay-fixed, receive-floating interest rate swaps as cash flow hedges (see Note 6 for more details). The floating interest rate was 5.3250% on the Term Loan as of June 30, 2026.
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
Compliance with All Debt Agreements
Pursuant to the terms of mortgage notes payable on certain of the Company’s properties and the Credit Facility, the Company and/or the subsidiary borrowers are subject to certain financial loan covenants. The Company and/or the subsidiary borrowers were in compliance with such financial loan covenants as of June 30, 2026.
Future Principal Payments
The following summarizes the future principal repayments of the Company’s mortgage notes payable and Credit Facility as of June 30, 2026 (in thousands):

		Credit Facility
	Mortgage Notes Payable	Revolver	Term Loan	Total
July through December 2026	$315	$—	$—	$315
2027	11,981	—	—	11,981
2028	290	—	250,000	250,290
2029	11,232	—	—	11,232
2030	—	—	—	—
Thereafter	—	—	—	—
Total principal	23,818	—	250,000	273,818
Fair value adjustment of assumed mortgage note, net	(151)	—	—	(151)
Deferred financing costs, net	(77)	—	(251)	(328)
Net	$23,590	$—	$249,749	$273,339

Interest Expense, Including Unrealized Gain or Loss on Interest Rate Swaps and Net of Derivative Settlements
The following is a reconciliation of the components of interest expense, net of derivative settlements and unrealized loss (gain) on interest rate swaps for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Mortgage notes payable:
Interest expense	$231		$342		$443		$685
Amortization of deferred financing costs and fair value adjustment of assumed mortgage note payable	37		8		68		15
Credit facility:
Interest expense	3,382		3,886		6,778		7,740
Unused commitment fees	19		19		37		38
Amortization of deferred financing costs	51		150		109		300
Swap derivatives:
Derivative cash settlements	(738)	(1)	(1,195)	(3)	(1,505)	(1)	(2,375)	(3)
Amortization of off-market interest rate derivatives	653	(1)	1,034	(3)	1,192	(1)	1,818	(3)
Accrued interest from swap effective date to swap execution date	—		—		139	(1)	291	(3)
Amortization of unrealized gain on interest rate swap valuation	(253)	(2)	(253)	(2)	(503)	(2)	(503)	(2)
Loss on extinguishment of debt	—		—		1,145	(4)	—
Other	13		25		54		55
Total interest expense, net of unrealized gain on interest rate swaps and derivative settlements	$3,395		$4,016		$7,957		$8,064
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
(3)Related to the two swap agreements effective December 31, 2024, for $125.0 million each, for an aggregate of $250.0 million, corresponding to the Term Loan. The Company paid aggregate premiums of $4.2 million, including accrued interest receivable of $0.3 million, to buy down the fixed rate below the market rate, and the resulting derivatives were amortized over the term of the swap agreements.
(4)As the Credit Agreement is a loan syndication, the Company evaluated the January 16, 2026 amendment on a creditor-by-creditor basis and determined certain creditor commitments were considered extinguishments of debt. As such, this balance includes the write-off of any related unamortized deferred costs, fees paid to these creditors, and a portion of costs incurred with third parties directly allocated to commitments that were considered extinguishments of debt.
NOTE 6. INTEREST RATE SWAP DERIVATIVES
On January 16, 2026, the Company entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which will fix SOFR for the year ending December 31, 2026 at 2.45%, resulting in a fixed interest rate of 4.15% based on the Company’s current leverage ratio. The fixed rate increases if the Company’s leverage ratio increases above 50%. The Company paid aggregate premiums of $2.7 million, including accrued interest receivable of $0.1 million, to buy down the fixed rate below the prevailing market rate. The Company designated the three pay-fixed, receive-floating interest rate swaps as cash flow hedges and therefore the change in fair value of $0.8 million from the swap execution dates to June 30, 2026 was recorded as accumulated other comprehensive income in the Company's condensed consolidated balance sheet as of June 30, 2026.

The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of June 30, 2026 (dollars in thousands). There were no derivative instruments as of December 31, 2025.

Interest Rate Derivative Instruments	Number of Instruments	Notional Amount	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap	3	$250,000	USD - SOFR	4.150%	0.5 years
The following table sets forth the fair value of the Company’s derivative instruments under Level 2 measurement, as well as their classification in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (dollars in thousands):

		June 30, 2026		December 31, 2025
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swap	Asset - Interest rate swap derivatives, at fair value	3	$1,705	—	$—
The following is a reconciliation of the premium paid for the three swaps on January 16, 2026 to the derivative balance as of June 30, 2026 (in thousands):

Premiums paid for off-market interest rate derivatives	$2,654
Less: accrued interest from swap effective date to swap execution date	(139)
Investments in off-market interest rate derivatives, net of accrued interest	2,515
Change in fair value	(810)
Interest rate swap derivatives	$1,705
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
As of June 30, 2026, the Company’s unamortized unrealized gain on interest rate swap derivative in accumulated other comprehensive income and noncontrolling interest in operating partnership in the Company’s condensed consolidated balance sheet amounted to $0.6 million, which will be reclassified from accumulated other comprehensive income and noncontrolling interest in operating partnership as a reduction to interest expense in the Company’s accompanying condensed consolidated statements of operations over the next seven months.
NOTE 7. PREFERRED STOCK AND COMMON STOCK
Preferred Stock
The Company is authorized to issue up to $50.0 million shares of preferred stock. In connection with an underwritten public offering in September 2021 (discussed below in detail), the Company issued 2.0 million shares of its Series A Preferred Stock. As of both June 30, 2026 and December 31, 2025, 1.7 million shares of Series A Preferred Stock were issued and outstanding.
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
Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert the Series A Preferred Stock into shares of the Company’s Class C Common Stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25 liquidation preference per share per annum (equivalent to $2.34 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into the Company’s Class C Common Stock have not been met as of June 30, 2026.
The Series A Preferred Stock ranks senior to the Company’s Class C Common Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up.
Voting rights for holders of Series A Preferred Stock exist primarily with respect to the ability to elect two additional directors to the Company’s board of directors (the “Board”) if six or more quarterly dividends (whether or not authorized or declared or consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s charter (which includes the Articles Supplementary) that materially and adversely affect the rights of the Series A Preferred Stock or create additional classes or series of shares of the Company’s capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described above and in the Articles Supplementary, holders of Series A Preferred Stock do not have any voting rights.
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
On March 17, 2026, the Board authorized and the Company declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2026, which were paid on April 15, 2026. On May 7, 2026, the Board authorized and the Company declared Series A Preferred Stock dividends payable of $0.8 million for the second quarter of 2026, which were paid on July 15, 2026.
Preferred Stock Repurchase Program
On March 4, 2025, the Board authorized the Company to repurchase shares of its Series A Preferred Stock up to an aggregate amount not to exceed the aggregate amount of proceeds from sales of the Company’s Class C Common Stock during the trailing twelve month period (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases, block purchases, privately negotiated transactions or other methods of acquiring shares permitted by applicable law, and the amount and timing of any repurchases will be dependent on various factors, including market conditions and corporate and regulatory considerations. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Repurchase Program was scheduled to expire on December 31, 2026, and it may be suspended or discontinued at any time. On January 16, 2026, the Board approved an amendment to the Repurchase Program to (1) extend the expiration date of the Repurchase Program from December 31, 2026 to December 31, 2027 and (2) set the maximum amount of shares of Series A Preferred Stock that may be repurchased under the Repurchase Program at $49.6 million, including shares of Series A Preferred Stock that had been repurchased as of January 16, 2026.

From March 4, 2025 through June 30, 2026, the Company repurchased a total of 322,412 shares of its Series A Preferred Stock, representing 16.1% of shares issued, for a total of $7.7 million at an average cost of $23.91 per share.
Common Stock Distributions
Aggregate distributions declared per share of Class C Common Stock were $0.3000 and $0.2925 for the three months ended June 30, 2026 and 2025, respectively. Aggregate distributions declared per share of Class C Common Stock were $0.6000 and $0.5850 for the six months ended June 30, 2026 and 2025, respectively.
On June 10, 2026, the Board authorized and the Company declared monthly distributions of $0.10 per share payable to common stockholders and OP Unit holders of record as of July 31, 2026 and August 3, 2026, which were paid on August 10, 2026.
NOTE 8. RELATED PARTY TRANSACTIONS
The Company has historically paid the members of the Board who are not executive officers for services rendered through cash payments and by issuing shares of Class C Common Stock to them. Pursuant to the Merger Agreement, payment for services is now payable only in cash. Total fees incurred and paid or accrued by the Company for Board services for the three and six months ended June 30, 2026 and 2025, are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Payments for services rendered	$135	$75	$210	$150
Value of shares of Class C Common Stock issued	—	60	60	120
Total	$135	$135	$270	$270

Number of shares issued for services rendered	—	4,261	4,190	7,999
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
NOTE 9. COMMITMENTS AND CONTINGENCIES
Environmental
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, a real estate property owner may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the property owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such leased premises to satisfy any obligations with respect to such environmental liability, or if the tenant is found not responsible, the Company’s property owner subsidiary may be required to satisfy any of such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such property, may be held directly liable for any such damages or claims irrespective of the terms and provisions of any lease. As of June 30, 2026, the Company was not aware of any environmental matter relating to any of its real estate investments that would have a material impact on the Company’s consolidated financial statements. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to lease agreements, as of June 30, 2026 and December 31, 2025, the Company had obligations to pay $0.7 million and $2.0 million, respectively, for tenant improvements to be incurred by tenants.

Legal Matters
From time to time, the Company or its subsidiaries may become party to legal proceedings that arise in the ordinary course of its business. As of June 30, 2026, the Company, including its subsidiaries, is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
NOTE 10. OPERATING PARTNERSHIP UNITS
As of both June 30, 2026 and December 31, 2025, there were 1,593,328 Class C OP Units outstanding that were not held by the Company, which are entitled to distributions, but have limited voting rights. After the Class C OP Units have been outstanding for at least one year, the holder may require the Operating Partnership to exchange all or a portion of such holder’s Class C OP Units for cash or, at the option of the Company, shares of Class C Common Stock on a one-for-one basis.
On February 3, 2025, the Company entered into the Fourth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”) of the Operating Partnership, to, among other things, incorporate prior amendments to the Third Amended and Restated Partnership Agreement, and designate and set forth the terms of the Class X OP Units. As of June 30, 2026, the Operating Partnership had awarded a total of 895,043 Class X OP Units to employees. Class X OP Units generally are entitled to receive the same current distributions that are paid on the Class C OP Units.
OP Unit and Stock Compensation Expense
Stock compensation expense for the OP Unit awards and for stock issued to the Board for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class X OP Units	744	750	$1,488	$1,174
Class C Common Stock issued to the Board (1)	—	60	60	120
Total stock compensation expense	$744	$810	$1,548	$1,294
(1)Pursuant to the Merger Agreement, payment for services is now payable only in cash.
As of June 30, 2026, total unrecognized compensation expense related to the Class X OP Unit awards was $9.3 million with a weighted average remaining term of 3.4 years.
Distributions and Allocations
Class C OP Units and Class X OP Units received the following distributions and allocations of net income (loss) during the three and six months ended June 30, 2026 and 2025, as follows (in thousands):

	Three Months Ended June 30, 2026		Six Months Ended June 30,
	2026	2025	2026	2025
Class C and Class X OP Units distributions paid	$747	$728	$1,487	$1,167
Class C and Class X OP Units net loss allocation	$1,110	$(611)	$902	$(611)
NOTE 11. EARNINGS (LOSS) PER SHARE
The Company’s Class X OP Units (see Note 10) contain non-forfeitable rights to distributions and are considered to be participating securities and therefore are included in the computation of earnings per share pursuant to the two-class method. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to distributions declared (or accumulated) and participation rights in undistributed earnings. Losses are not allocated to the Class X OP Units because they have not vested and do not have a contractual obligation to share in the Company’s losses. Class X OP Units are allocated any income in excess of distributions. Class C OP Unit distributions are not deducted in the table below since they share in the Company’s losses. Class X OP Unit distributions are deducted in the table below for periods with net losses.

On repurchase of preferred stock, any excess or deficit of the net carrying amount of the preferred stock in the Company’s condensed consolidated balance sheet over or under the fair value of the consideration transferred to the holders of the preferred stock is included in the determination of net income (loss) attributable to common stockholders in the calculation of earnings per share.
The following table presents the computation of the Company’s basic earnings (loss) per share attributable to common stockholders and its diluted earnings (loss) per share attributable to common stockholders and noncontrolling interests, which are Class C OP Units for the three and six months ended June 30, 2026 and 2025 (in thousands, except shares/units and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$6,485	$(2,633)	$6,190	$(1,804)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (1)	(1,110)	503	(1,082)	485
Preferred stock dividends	(773)	(796)	(1,548)	(1,623)
(Loss) gain on repurchases of preferred stock	(4)	(13)	(27)	16
Class X OP Unit distributions (2)	—	(262)	—	(425)
Net income (loss) available to common stockholders used in basic net income (loss) per share	4,598	(3,201)	3,533	(3,351)
Net income (loss) attributable to noncontrolling interest in Operating Partnership (3)	1,110	(503)	545	(485)
Net income (loss) available to common stockholders and noncontrolling interests used in diluted net income (loss) per share/unit	$5,708	$(3,704)	$4,078	$(3,836)

Weighted average shares of Common Stock outstanding - basic	10,323,670	10,123,721	10,318,460	10,048,760
Class C OP Units	1,593,328	1,593,328	1,593,328	1,469,750
Class X OP Units (4)	895,043	—	—	—
Weighted average shares and units outstanding - diluted (4)	12,812,041	11,717,049	11,911,788	11,518,510

Earnings (loss) per share attributable to common stockholders:
Basic	$0.45	$(0.32)	$0.34	$(0.33)
Earnings (loss) per share attributable to common stockholders and non-controlling interests:
Diluted	$0.45	$(0.32)	$0.34	$(0.33)
(1)    Each Class C Common Share and Class C OP Unit have the same participation in earnings (loss). As discussed above, losses are not allocated to the Class X OP Units because they have not vested and do not have a contractual obligation to share in the Company’s losses. As such, net income (loss) attributable to noncontrolling interest in Operating Partnership for the three months ended June 30, 2026 and the three and six months ended June 30, 2025 represents net loss allocated to Class C OP Units, which is different than the amount presented on the statements of operations and equity for the three month periods that include net loss allocated to Class X OP Units. For the three months ended June 30, 2026, distributions declared exceeded net income, which resulted in a loss that was allocated to common shareholders and Class C OP Unit holders.
(2)    During periods with net income, Class X OP Unit distributions are included in net income (loss) attributable to noncontrolling interest in Operating Partnership.
(3)    Represents net income allocated to Class C OP Units for the six months ended June 30, 2026. Net income allocated to Class X OP Units was excluded as the effect would have been antidilutive.
(4)    Class C OP Units are included in the weighted average shares and units outstanding to calculate diluted earnings (loss) per share as each Class C Common Share and Class C OP Unit have the same participation in earnings (loss). During the three months ended June 30, 2025, the weighted average dilutive effect of 895,043 Class X OP Units was excluded from diluted earnings (loss) per share attributable to common stockholders and noncontrolling interest as the effect would have been antidilutive. During the six months ended June 30, 2026 and 2025, 895,043 and 710,875 Class X OP Units, respectively, were excluded from diluted earnings (loss) per share attributable to common stockholders and noncontrolling interest as the effect would have been antidilutive.

NOTE 12. SUBSEQUENT EVENTS
The Company evaluates subsequent events until the date these condensed consolidated financial statements are issued. Significant subsequent events are described below:
Agreement and Plan of Merger with Global Net Lease, Inc.
On August 10, 2026, the Company held a special meeting of its stockholders, at which the Company’s stockholders approved the Merger and the other transactions contemplated by the Merger Agreement.
Preferred Dividends
On May 7, 2026, the Board authorized and the Company declared Series A Preferred Stock dividends payable of $0.8 million for the second quarter of 2026, which were paid on July 15, 2026.
Common Stock and OP Unit Distributions
On March 17, 2026, the Board authorized and the Company declared monthly distributions of $0.10 per share payable to common stockholders and OP Unit holders of record as of June 30, 2026, which were paid on July 15, 2026.

On June 10, 2026, the Board authorized and the Company declared monthly distributions of $0.10 per share payable to common stockholders and OP Unit holders of record as of July 31, 2026 and August 3, 2026, which were paid on August 10, 2026.

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
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the SEC, including the risks and uncertainties described in Item 1A., Risk Factors, of this Quarterly Report on Form 10-Q and Item IA., Risk Factors, of our Annual Report on Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.
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

The Company
We primarily generate revenues by leasing properties to industrial manufacturing tenants pursuant to net leases. As of June 30, 2026, our real estate investment portfolio consisted of 40 properties as further described below. The net book value of our real estate investments as of June 30, 2026 was $435.8 million.
Details of our diversified portfolio of 40 operating properties as of June 30, 2026 are as follows:
•    Annual base rent (“ABR”) aggregating $39.1 million, which is calculated based on the next 12 months of contractual monthly base rent as of June 30, 2026;
•    37 industrial properties, which represent approximately 82% of the portfolio (expressed as a percentage of ABR), and three non-core properties which represent approximately 18% of the portfolio by ABR;
•Occupancy rate of 99% based on square footage;
•    Located in 14 states;
•    Leased to 26 different commercial tenants doing business in 12 separate industries;
•    Approximately 4.2 million square feet of aggregate leasable space;
•    An average leasable space per property of approximately 105,000 square feet (approximately 108,000 square feet per industrial property and approximately 68,000 square feet per non-core property); and
•    Outstanding mortgage notes payable balance of $23.8 million for two properties and a credit facility term loan balance of $250.0 million.
During the three months ended June 30, 2026, we completed the sale of our industrial property in Melbourne, Florida leased to Northrop Grumman for $18.7 million.
Agreement and Plan of Merger with Global Net Lease, Inc.
On May 3, 2026, we and Modiv Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Net Lease, Inc. (“GNL”), GNL Motion Merger Sub, LLC (“GNL Merger Sub”), Global Net Lease Operating Partnership, L.P. (the “GNL Operating Partnership”) and GNL Motion OpCo Merger Sub, LLC (“Opco Merger Sub”). Under the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions, the Company will merge with and into GNL Merger Sub with GNL Merger Sub being the surviving entity (such merger transaction, the “Company Merger”) and OpCo Merger Sub will merge with and into the Operating Partnership with the Operating Partnership being the surviving entity (such merger transaction, the “OpCo Merger” and, together with the Company Merger, the “Merger”).
Under the terms of the Merger Agreement, holders of Class C Common Stock and units of limited partnership interest (the “OP Units”) in the Operating Partnership will have the right to receive 1.975 shares of common stock, par value $0.01 per share, of GNL (the “GNL Common Stock”) or units of limited partnership interest in the GNL Operating Partnership designated as OP Units (as defined in the agreement of limited partnership of GNL Operating Partnership, “GNL OP Units”), plus the right to receive cash in lieu of any fractional shares of GNL Common Stock or GNL OP Units, as applicable, and holders of Series A Preferred Stock will have the right to receive $25.00 in cash, plus any accrued and unpaid dividends. Following the closing of the Merger, our Class C Common Stock and Series A Preferred Stock will be delisted from the NYSE and deregistered under the Exchange Act. The Merger Agreement and the transactions contemplated thereby were unanimously approved by our board of directors. The Merger is expected to close in mid-August of 2026, subject to customary closing conditions. On August 10, 2026, the Company held a special meeting of its stockholders, at which the Company’s stockholders approved the Merger and the other transactions contemplated by the Merger Agreement.
Additional information regarding the Merger included in the Company’s definitive proxy statement filed with the SEC on June 24, 2026.
Liquidity and Capital Resources
With cash and cash equivalents of $21.6 million as of June 30, 2026, our cash requirements for mandatory principal payments on our debt, capital expenditures and merger costs will be funded by available cash on hand. Although we have $30.0 million of borrowing capacity available under our Credit Facility as of August 11, 2026, we do not intend to make any additional property acquisitions in light of the pending Merger, which is expected to close in mid-August 2026, subject to customary closing conditions.
We expect that our cash requirements for operating and interest expenses, dividends on our Series A Preferred Stock and distributions on our Class C Common Stock and OP Units will be funded by internally generated funds. We expect to have adequate liquidity to meet our cash requirements for the next 12 months and beyond.
ATM Offering
During the three and six months ended June 30, 2026, we sold no shares of Class C Common Stock in the ATM Offering. From November 15, 2023 through June 30, 2026, an aggregate of 819,700 shares have been sold in the ATM Offering at an average price of $15.95 per share for aggregate net proceeds of $11.3 million after legal, accounting, investor relations and other offering costs of $1.4 million. As of June 30, 2026, we had $36.9 million of shares of Class C Common Stock available for future issuance under the ATM Offering. No shares of Class C Common Stock were sold in the ATM Offering subsequent to June 30, 2026.
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
The Credit Facility is priced on a leverage-based grid that fluctuates based on our actual leverage ratio at the end of the prior quarter. With our leverage ratio of 45.7% as of June 30, 2026, the spread over SOFR was 170 basis points and the interest rate on the Term Loan was 5.3250% as of June 30, 2026. We also pay an annual unused fee of up to 25 basis points on the Revolver, depending on the daily amount of the unused commitment, and incurred an immaterial amount of unused fees for each of the three and six months ended June 30, 2026 and 2025.
In January 2026, we entered into three new swap agreements, effective December 31, 2025, for $83.3 million each, for an aggregate of $250.0 million, corresponding to the Term Loan, which will fix SOFR for the year ending December 31, 2026 to 2.45%, resulting in a fixed rate of 4.15% based on our leverage ratio of 45.7% as of June 30, 2026. We paid aggregate premiums of $2.7 million, including accrued interest receivable of $0.1 million, to buy down the fixed rate below the prevailing market rate. The buydown premium is a derivative that is recorded as an asset on our balance sheet and amortized over the 12 months ending December 31, 2026, increasing interest expense by approximately $0.6 million per quarter. We designated these pay-fixed, receive-floating interest rate swaps as cash flow hedges, which are expected to be effective through December 31, 2026.
As of June 30, 2026 the outstanding principal balance of our mortgage notes payable secured by two properties was $23.8 million. As of June 30, 2026, the Term Loan outstanding principal balance was $250.0 million and there was no outstanding balance on the Revolver.
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

Compliance with All Debt Agreements
Pursuant to the terms of our Credit Facility and our mortgage notes payable secured by certain of our properties, we and/or our subsidiary borrowers are subject to certain financial loan covenants. We and/or our subsidiary borrowers were in compliance with such financial loan covenants as of June 30, 2026.
Acquisitions and Dispositions of Real Estate Investments
Acquisitions
On January 16, 2026, we acquired the 27.3% remaining TIC interest for $9.6 million in the Santa Clara, California property leased to Fujifilm Dimatix, Inc. (the “Santa Clara Property”) and assumed the $12.0 million mortgage note payable secured by the Santa Clara, Property giving us 100% ownership and control of the Santa Clara Property. The Santa Clara Property has leasable area of 94,101 square feet and is subject to existing leases that expire on March 16, 2036, with 3.0% annual rent escalations.
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
Dispositions
On May 21, 2026, we completed the sale of our industrial property in Melbourne, Florida leased to Northrop Grumman for $18.7 million. On March 30, 2026, we completed the sale of our vacant industrial property located in Saint Paul, Minnesota for $4.1 million.
Capital Expenditures and Tenant Improvements
Other than as discussed below, we do not have plans to incur any significant costs to renovate, improve or develop our properties. We believe that our properties are adequately insured. Pursuant to our lease agreements, as of June 30, 2026, we had obligations to reimburse $0.7 million for future tenant improvements expected to be incurred by tenants. We expect that the related improvements will be completed during the next 12 months and will be funded from cash on hand and operating cash flow.
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
Cash Flow Summary
The following table summarizes our cash flow activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$7,582	$6,988
Net cash provided by investing activities	$10,570	$288
Net cash used in financing activities	$(10,907)	$(12,992)
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is due to a decrease in Credit Facility interest expense, of $1.0 million, excluding derivative cash settlements received since they are included in cash provided by investing activities, and reduced general and administrative expenses, of $0.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, partially offset by $1.0 million of merger related costs paid during the six months ended June 30, 2026.

Cash Flows from Investing Activities
The increase in net cash provided by investing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily reflects the disposition of two properties for net proceeds of $21.8 million, excluding a $0.3 million deposit received during the year ended December 31, 2025, during the six months ended June 30, 2026, as compared to the disposition of one property for net proceeds of $2.3 million during the six months ended June 30, 2025. The increase was partially offset by the acquisition of the 27.3% remaining TIC interest in the Santa Clara Property for $9.6 million during the six months ended June 30, 2026, compared to the acquisition of one property during the six months ended June 30, 2025 funded primarily by issuing Class C OP Units and by lower swap buydown premiums paid by the Company.
Cash Flows from Financing Activities
The decrease in net cash used in financing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily due to the repurchase of Series A Preferred Stock for $6.5 million during the six months ended June 30, 2025, as compared to $0.6 million during the six months ended June 30, 2026. The decrease was partially offset by a decrease in proceeds from the issuance of common stock, deferred financing costs paid related to the amendment to the Credit Facility, and an increase in distributions paid to common stockholders and OP Unit holders during the six months ended June 30, 2026.
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
The following are the calculations of FFO and AFFO for the three and six months ended June 30, 2026 and 2025 (in thousands, except shares outstanding and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) (in accordance with GAAP)	$6,485	$(2,633)	$6,190	$(1,804)
Preferred stock dividends	(773)	(796)	(1,548)	(1,623)
Net income (loss) attributable to common stockholders and OP Unit holders	5,712	(3,429)	4,642	(3,427)
FFO adjustments:
Depreciation and amortization of real estate properties	3,646	3,828	7,364	7,646
Depreciation and amortization for unconsolidated investment in a real estate property	—	189	35	378
Impairment of real estate investment property	—	4,000	—	4,000
Gain on sale of real estate investments, net	(7,542)	—	(7,542)	(84)
FFO attributable to common stockholders and OP Unit holders	1,816	4,588	4,499	8,513
AFFO adjustments:
Stock compensation expense	744	810	1,548	1,294
Amortization of deferred financing costs and fair value adjustment of assumed mortgage note payable	88	158	177	315
Amortization of deferred rents	(1,253)	(1,269)	(2,539)	(2,572)
Amortization of unrealized holding gain, net of unrealized loss on non-designated or ineffective interest rate derivative instruments	(253)	(253)	(503)	(503)
Amortization of off-market interest rate derivatives and reduction for accrued interest	653	1,034	1,331	2,109
Loss on extinguishment of debt	—	—	1,145	—
Amortization of (below) above market lease intangibles, net	(218)	(212)	(436)	(424)
Merger costs	2,838	—	3,403	—
Loss on other investments	172	—	172	—
Other adjustments for unconsolidated investment in a real estate property	—	(78)	(92)	(42)
AFFO attributable to common stockholders and OP Unit holders	$4,587	$4,778	$8,705	$8,690

Weighted Average Shares/Units Outstanding:
Fully diluted (1)	12,812,041	12,612,092	12,806,831	12,229,385

FFO Per Share/Unit:
Fully diluted	$0.14	$0.36	$0.35	$0.70

AFFO Per Share/Unit:
Fully diluted	$0.36	$0.38	$0.68	$0.71
(1)     Fully diluted shares/units outstanding includes the weighted average dilutive effect of 1,593,328 Class C OP Units and 895,043 Class X OP Units for the three and six months ended June 30, 2026 and the three months ended June 30, 2025, and 1,469,750 Class C OP Units and 710,875 Class X OP Units for the six months ended June 30, 2025. Class X OP Units were excluded from the weighted average shares/units outstanding in calculating earnings (loss) per share for the each of the three months ended June 30, 2025 and the each of the six months ended June 30, 2026 and 2025 in the unaudited consolidated statements of operations since they were anti-dilutive.

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
The following is a breakdown of our ABR by property type as of June 30, 2026 and December 31, 2025, 2024, 2023, 2022 and 2021.

	December 31,					June 30,
	2021	2022	2023	2024	2025	2026
Industrial core	41%	59%	76%	78%	82%	82%
Non-core	59%	41%	24%	22%	18%	18%
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
The following is a breakdown of our revenue by property type for the six months ended June 30, 2026 (in thousands):

	Industrial Core	Non-Core (1)	Total
Rental	$19,413	$3,973	$23,386
Other property	$11	$—	$11
The following is a breakdown of our assets by property type as of June 30, 2026 (in thousands):

	Industrial Core	Non-Core (1)
Total investments in real estate property	$402,454	$108,435
Accumulated depreciation and amortization	(62,126)	(12,954)
Total real estate investments, net	$340,328	$95,481
Tenant deferred rent and other receivables	$19,249	$6,538
Above-market lease intangibles, net	$1,142	$—
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
(ii)    our 12-year lease with OES executed in January 2023 for one of our legacy assets located in Rancho Cordova, California that includes a purchase option which OES may exercise until December 31, 2026; and
(iii) one legacy office property formerly leased to Solar Turbines in San Diego, California.
We have two mortgages secured by two industrial core properties. The equity of each special purpose subsidiary that owns our other properties is pledged as collateral under our Credit Facility or the properties are unencumbered. See details of mortgage debt in Note 5 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations
As of June 30, 2026, we owned 40 operating properties, including the TIC Interest. We acquired the 27.3% remaining TIC interest in the Santa Clara Property in January 2026 and one operating property in March 2025. We sold one industrial property in May 2026 and one vacant industrial property in March 2026 and two properties (one non-core and one industrial) during 2025.
Our results of operations for the three and six months ended June 30, 2026, may not be comparable to those expected for the remainder of 2026 or in future periods.
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
Rental Revenue
Rental revenue remained constant at $11.7 million for three months ended June 30, 2026 and 2025, including tenant reimbursements of $0.4 million and $0.5 million, respectively. Rental revenue increased $0.9 million due to the acquisition of the 27.3% remaining TIC interest in the Santa Clara Property in January 2026 and contractual rent increases, offset by $1.1 million decrease due to the expirations of the lease with Costco Wholesale Corporations (“Costco”) in July 2025 (the property was sold in December 2025) and the Solar Turbines lease in September 2025 and the sale of our industrial property in Melbourne, Florida leased to Northrop Grumman in May 2026.
General and Administrative
General and administrative expenses remained constant at $1.2 million for the three months ended June 30, 2026 and 2025.
Stock Compensation
Stock compensation expense remained relatively constant at $0.7 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. Pursuant to the Merger Agreement, amounts previously paid to the members of our board of directors for services rendered by issuing shares of Class C Common Stock to them are now payable in cash. The cash payments are included in general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense remained relatively constant at $3.6 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $0.2 million, or 5%, period-over-period was primarily due to the sale of the industrial property in Melbourne, Florida leased to Northrop Grumman in May 2026 and no longer recognizing depreciation and amortization expense for the real estate investments of the vacant industrial property located in Saint Paul, Minnesota upon classifying the property as held for sale as of September 30, 2025, offset by depreciation and amortization of real estate investments of the Santa Clara Property consolidated in January 2026.
Property Expenses
Property expenses remained constant at $0.8 million for the three months ended June 30, 2026 and 2025. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income.
Merger Costs
During the three months ended June 30, 2026, we incurred $2.8 million of costs related to the Merger as discussed above. No such costs were incurred during the three months ended June 30, 2025.
Impairment of real estate investment property
We recorded an impairment charge of $4.0 million related to our property and equipment located in Saint Paul, Minnesota during the three months ended June 30, 2025. We determined that an impairment charge was required based on current market conditions and represented the excess of the assets' carrying value over the assets’ estimated sale price less estimated selling costs. No impairment charges were recorded during the three months ended June 30, 2026.

Gain on Sale of Real Estate Investments, Net
The gain on sale of real estate investments of $7.5 million for the three months ended June 30, 2026 related to the sale of the industrial property in Melbourne, Florida leased to Northrop Grumman in May 2026. No such gains were recorded during the three months ended June 30, 2025.
Other (Expense) Income
Other expense was $3.5 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily due to a decrease in interest expense, net of unrealized gain on interest rate swaps and derivative settlements. The decrease in interest expense, net of unrealized gain on interest rate swaps and derivative settlements was primarily due to a decrease in amortization of off-market interest rate derivatives, as we paid an aggregate of $2.7 million of swap buydown premiums in 2026, compared to $4.2 million in 2025. In addition, the interest rate on the Term Loan was fixed at 4.15% during the three months ended June 30, 2026, as compared to 4.25% during the three months ended June 30, 2025. See Notes 5 and 6 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the amendment to the Credit Agreement and off-market interest rate derivatives. This was partially offset by a decrease in income from unconsolidated investment in a real estate property due to the consolidation of the Santa Clara Property in January 2026.
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Rental Revenue
Rental revenue was $23.4 million and $23.5 million for the six months ended June 30, 2026 and 2025, respectively, which included tenant reimbursements of $0.9 million and $1.0 million, respectively. Rental revenue decreased $2.0 million due to the expirations of the lease with Costco in July 2025 (the property was sold in December 2025) and the Solar Turbines lease in September 2025, the sale of the industrial property located in Endicott, New York in February 2025 and the sale of an industrial property located in Melbourne, Florida in May 2026, offset by a $1.7 million increase due to the acquisition of an industrial property in March 2025 and acquisition of the 27.3% remaining TIC interest in the Santa Clara Property in January 2026 and contractual rent increases.
General and Administrative
General and administrative expenses were $2.7 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $0.5 million, or 15%, was primarily due to our reduced headcount from 12 employees to nine employees in April 2025, our CEO no longer receiving a salary effective April 1, 2025 in connection with his grant of Class X OP Units, which vest over five years, and decreases in professional services and insurance expenses, partially offset by $0.2 million in non-recurring separation pay during the six months ended June 30, 2025 .
Stock Compensation
Stock compensation expense was $1.5 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $0.2 million, or 20%, compared to 2025 was due to the Class X OP Units awarded in the first quarter of 2025, as described in Note 10 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, partially offset by amounts previously paid to the members of our board of directors for services rendered by issuing shares of Class C Common Stock to them are now payable in cash pursuant to the Merger Agreement.
Depreciation and Amortization
Depreciation and amortization expense was $7.4 million and $7.6 million for the six months ended June 30, 2026 and 2025, respectively. The purchase price of properties acquired is allocated to tangible assets, identifiable intangibles and assumed liabilities, if any, and depreciated or amortized over their estimated useful lives. The decrease of $0.2 million, or 4%, period-over-period was primarily due to the sales of the industrial property located in Endicott, New York in February 2025 and the industrial property in Melbourne, Florida leased to Northrop Grumman in May 2026, and no longer recognizing depreciation and amortization expense for the real estate investments of the vacant industrial property located in Saint Paul, Minnesota upon classifying the property as held for sale as of September 30, 2025, offset by depreciation and amortization of real estate investments of the industrial property acquired in March 2025 and the consolidation of the Santa Clara Property in January 2026.

Property Expenses
Property expenses remained constant at $1.7 million for the six months ended June 30, 2026 and 2025. These expenses primarily relate to property taxes and repairs and maintenance expenses, the majority of which are reimbursed by tenants and included in rental income.
Merger Costs
During the six months ended June 30, 2026, we incurred $3.4 million of costs related to the Merger as discussed above. No such costs were incurred during the six months ended June 30, 2025.
Impairment of real estate investment property
We recorded an impairment charge of $4.0 million related to our property and equipment located in Saint Paul, Minnesota during the six months ended June 30, 2025. We determined that an impairment charge was required based on current market conditions and represented the excess of the assets' carrying value over the assets’ estimated sale price less estimated selling costs. No impairment charges were recorded during the six months ended June 30, 2026.
Gain on Sale of Real Estate Investments, Net
The gain on sale of real estate investments of $7.5 million for the six months ended June 30, 2026 related to the sale of the industrial property in Melbourne, Florida leased to Northrop Grumman in May 2026. The gain on sale of real estate investments of $0.1 million for the six months ended June 30, 2025 related to the sale of the industrial property located in Endicott, New York.
Other (Expense) Income
Other expense was $8.0 million and $7.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to a $1.1 million loss on extinguishment of debt related to the January 16, 2026 amendment to the Credit Agreement, and a decrease in income from unconsolidated investment in a real estate property due to the consolidation of the Santa Clara Property in January 2026, which were partially offset by a decrease in interest expense, net of unrealized gain on interest rate swaps and derivative settlements. The decrease in interest expense, net of unrealized gain on interest rate swaps and derivative settlements was primarily due to a decrease in amortization of off-market interest rate derivatives, as we paid an aggregate of $2.7 million of swap buydown premiums during the six months ended June 30, 2026, compared to $4.2 million during the six months ended June 30, 2025. In addition, the interest rate on the Term Loan was fixed at 4.15% during the six months ended June 30, 2026, as compared to 4.25% during the six months ended June 30, 2025. See Notes 5 and 6 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the amendment to the Credit Agreement and off-market interest rate derivatives.
Dividends and Distributions
Preferred Dividends
On March 17, 2026, our board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the first quarter of 2026, which were paid on April 15, 2026. On May 7, 2026, our board of directors declared Series A Preferred Stock dividends payable of $0.8 million for the second quarter of 2026, which were paid on July 15, 2026.
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

Distributions generally are declared during the beginning of a quarter and paid based on a month end record date and a monthly rate per share. The cash distribution rate details are as follows for the distribution periods from January 2026 to August 2026:

Distribution Period	Amount Per Share and Unit Per Month	Declaration Date	Payment Date
2026:
January 1-31	$0.100000	January 16, 2026	February 13, 2026
February 1-28	$0.100000	January 16, 2026	March 13, 2026
March 1-31	$0.100000	January 16, 2026	April 15, 2026
April 1- 30	$0.100000	March 17, 2026	May 15, 2026
May 1-31	$0.100000	March 17, 2026	June 15, 2026
June 1- 30	$0.100000	March 17, 2026	July 15, 2026
July 1-31	$0.100000	June 10, 2026	August 10, 2026
August 1-31	$0.100000	June 10, 2026	August 10, 2026
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
From March 4, 2025 through June 30, 2026, we repurchased a total of 322,412 shares of our Series A Preferred Stock, representing 16.1% of shares issued, for a total of $7.7 million at an average cost of $23.91 per share. During three months ended June 30, 2026, we repurchased 2,803 shares of our Series A Preferred Stock for a total of $0.1 million at an average cost of $24.90 per share.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included under “Critical Accounting Policies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no significant changes to our accounting policies during the three months ended June 30, 2026.
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
Subsequent Events
See Note 12 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for events that occurred subsequent to June 30, 2026 through the filing date of this report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2026 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Merger is subject to certain closing conditions, including, among others: (1) the receipt by us of the affirmative vote of the holders of a majority of the outstanding shares of our Class C Common Stock approving the Merger, (2) the absence of any law, injunction, judgment, order or ruling making illegal or otherwise prohibiting the Merger, (3) the absence of any stop order or pending or threatened in writing proceeding seeking a stop order of the Registration Statement on Form S-4 registering the issuance of the GNL Common Stock as consideration in connection with the Merger, which contains a prospectus of GNL for the issuance of GNL Common Stock and a proxy statement of the Company with respect to our special meeting of stockholders (the “Form S-4/Proxy Statement”), (4) the accuracy of the representations and warranties made by the parties (subject to customary materiality and other qualifications), (5) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement, (6) the delivery of tax opinions related to each of our and GNL’s status as a real estate investment trust under the Code, (7) the delivery of tax opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code, (8) the absence of a material adverse effect prior to the closing, and (9) other customary conditions specified in the Merger Agreement.
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
We would be required to pay a termination fee of $10,000,000 to GNL in certain circumstances, including if we terminate the Merger Agreement to enter into a definitive agreement that constitutes a superior proposal. In addition, if GNL terminates the Merger Agreement following an uncured breach by us of any representation, warranty, covenant or agreement which would result in the applicable closing condition being unsatisfied or failure to close by us when all conditions are satisfied, we would be required to pay a termination fee of $15,000,000 to GNL.
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

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Lawsuits or other proceedings may be brought challenging, among other things, the adequacy of the disclosures in the Form S-4/Proxy Statement, the process conducted by our board of directors, the terms of the Merger Agreement, alleged breaches of fiduciary duties by our directors and/or officers, or the fairness of the consideration in connection with the Merger. In connection with the Merger, ten demand letters have been received by the Company sent on behalf of, and two complaints have been filed on behalf of, purported stockholders of the Company challenging the adequacy of certain disclosures made in the Proxy Statement/Prospectus (collectively, the “Stockholder Actions”). The two complaints were both filed in the Supreme Court of the State of New York, County of New York and are captioned Walsh v. Modiv Industrial, Inc. et al., Index No. 654177/2026, and Thompson v. Modiv Industrial, Inc. et al., Index No. 654203/2026, respectively. The Company believes that the allegations in the Stockholder Actions are without merit. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by the Company or could result in an injunction delaying or prohibiting completion of the Merger, which could have a negative impact on our liquidity, results of operations and financial condition. In addition, the pendency of such litigation could create uncertainty and negatively affect our relationships with agents, tenants and other business partners, and could impair our ability to recruit and retain employees.

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
Issuer Purchases of Series A Preferred Stock

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1-30, 2026	2,803	$24.900	2,803	$41,940
May 1-31, 2026	—	—	—	41,940
June 1-30, 2026	—	—	—	41,940
Total	2,803	$24.900	2,803	$41,940

Item 5.    Other Information
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits
The exhibits listed on the Exhibit Index below are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K)

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
John C. Raney
Chief Financial Officer (principal financial officer)
Date: August 11, 2026